Form 10QSB
period 1996-03-31
U S PHYSICAL THERAPY INC /NV
filed 1996-05-14
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB


      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

             Commission file number    1-11151


                   U.S. PHYSICAL THERAPY, INC.
          (Name of small business issuer in its charter)

               Nevada                          76-0364866
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification No.)

  3040 Post Oak Blvd., Suite  222, Houston, Texas        77056
    (Address of principal executive offices) (Zip Code)

Issuer's telephone number:       (713) 297-7000

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/         No


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       3,519,750

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1996
  and December 31, 1995                                     3

Consolidated Statements of Operations for the
     three months ended March 31, 1996 and 1995             5

Consolidated Statements of Cash Flows for the
     three months ended March 31, 1996 and 1995             6

Notes to Consolidated Financial Statements                  8

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                          March 31, December 31,
                                            1996       1995
                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $  2,871     $  2,634
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $824 and $727, respectively           6,434        5,873
  Accounts receivable-other                    122          108
  Other current assets                         368          382
      Total current assets                   9,795        8,997
Fixed assets:
  Furniture and equipment                    6,214        6,008
  Leasehold improvements                     2,810        2,781
                                             9,024        8,789
  Less accumulated depreciation              3,196        2,897
                                             5,828        5,892
Non-compete agreements, net of
  amortization of $333, and $308,
  respectively                                 292          317
Goodwill, net of amortization of $64,
    and $56, respectively                      842          547
Other assets                                   128          157
                                          $ 16,885     $ 15,910









          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                          March 31, December 31,
                                            1996       1995
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $    135     $    287
  Accrued expenses                           1,099          887
  Estimated third-party payor
    (Medicare) settlements                   1,007          715
  Notes payable                                 68           24
      Total current liabilities              2,309        1,913

Notes payable - long term portion              273          116
Convertible subordinated notes payable       8,050        8,050
Minority interests in subsidiary limited
  partnerships                                 803          669
Commitments                                    -            -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                         -            -
  Common stock, $.01 par value, 10,000
    shares authorized, 3,520 shares
    outstanding at March 31, 1996,
    and December 31, 1995,
    respectively                                35           35
  Additional paid-in capital                10,870       10,870
  Accumulated deficit                       (5,455)      (5,743)
      Total shareholders' equity             5,450        5,162
                                          $ 16,885     $ 15,910






          See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                            Three Months Ended
                                                 March 31,
                                              1996        1995
                                                (unaudited)

Net patient revenues                      $  7,494     $  5,562
Other revenues                                  29           24
Net revenues                                 7,523        5,586

Clinic operating costs:
  Salaries and related costs                 3,454        2,675
  Rent, clinic supplies and other            2,241        1,832
  Provision for doubtful accounts              185          103
                                             5,880        4,610
Corporate office costs:
  General and administrative                   760          697
  Recruitment and development                  185          225
                                               945          922

Loss on closure of facilities                  -            438

Operating income (loss) before
  non-operating expenses                       698         (384)

Interest expense                              (184)        (190)

Minority interests in subsidiary
  limited partnerships                        (226)         (67)

Net income (loss)                         $    288     $   (641)

Net income (loss) per share               $    .08     $   (.18)

Weighted average number of common
  and common equivalent shares
  outstanding                                3,779        3,516

        See notes to consolidated financial statements

         U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                            Three Months Ended
                                                 March 31,
                                             1996         1995
                                                  (unaudited)
Operating activities
Net income (loss)                         $    288     $   (641)
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  Depreciation and amortization                415          422
  Loss on sale of fixed assets                   1            7
  Loss on disposal of certain assets
    in closure of facilities                   -            158
  Minority interests in earnings of
    subsidiary limited partnerships            226           67
  Provision for bad debts                      185          103
Changes in operating assets and
  liabilities:
  Increase in patient accounts
    receivable                                (746)        (653)
  Decrease (increase) in accounts
    receivable-other                           (14)          60
  Decrease in other assets                      22           31
  Increase in accounts payable and
    accrued expenses                            60          356
  Increase (decrease) in estimated
    third-party payer (Medicare)
    settlements                                292         (110)
Net cash provided by (used in)
  operating activities                         730         (200)

Investing activities
Purchase of fixed assets                      (299)        (368)
Purchase of intangibles                       (303)         -
Proceeds on sale of fixed assets               -              7
Net cash used in investing activities         (602)        (361)

      See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                            Three Months Ended
                                                 March 31,
                                             1996         1995
                                                  (unaudited)

Financing activities
Proceeds from notes payable                    215          -
Payment of notes payable                       (14)        (176)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                   5            7
Proceeds from exercise of stock options        -             23
Distributions to minority investors
  in subsidiary limited partnerships           (97)         (27)
Net cash provided by (used in) financing
  activities                                   109         (173)

Net increase (decrease) in cash and
  cash equivalents                             237         (734)
Cash and cash equivalents - beginning
  of period                                  2,634        2,117
Cash and cash equivalents - end of
  period                                  $  2,871     $  1,383

Supplemental disclosures of cash flow
information

Cash paid during the period for:
   Income taxes                           $      5     $     23
   Interest                               $    164     $    168







        See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1996

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. With the exception of one clinic in which the Company has a 100% ownership percentage, the Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 80% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 19% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the entire year.


Long-Lived Assets

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 did not have any material impact on the Company's operations.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries. At March 31, 1996, the Company operated fifty-seven outpatient physical and occupational therapy clinics. Fifty-seven clinics were developed by the Company and opened in 1990 (one clinic), 1991 (two clinics), 1992 (three clinics), 1993 (fifteen clinics), 1994 (twenty-seven clinics) and 1995 (nine clinics).
Five clinics were acquired by the Company during 1992 (three clinics) and 1994 (two clinics). In March 1995, the Company closed two clinics, which originally opened in 1994, due to adverse clinic performance and consolidated the operations of one of its clinics opened in 1994 with another clinic opened in 1993. In 1995, the Company consolidated the operations of two previously acquired clinics into one single facility and consolidated another previously acquired clinic with one of the clinics developed and opened in 1991. These consolidations were undertaken to more efficiently serve these geographic markets. In the first quarter of 1996, the Company acquired all of the assets of a clinic located in McKinney, Texas and consolidated its existing clinic located in McKinney into the acquired facility.

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months
Ended March 31, 1995

Net Patient Revenues
Net patient revenues increased to $7,494,000 for the three months ended March 31, 1996 ("1996 First Quarter")from $5,562,000 for the three months ended March 31, 1995 ("1995 First Quarter"), an increase of $1,932,000, or 35%. Net patient revenues from the ten clinics developed since the 1995 First Quarter (the "New Clinics") accounted for 37% of the increase or $721,000. The remaining increase of $1,211,000 in net patient revenues comes from those forty-eight clinics opened more than one year as of March 31, 1996 (the "Pre-March 1996 Clinics"). Of the $1,211,000 increase in net patient revenues for these clinics, a 25% increase in the number of patient visits increased net patient revenues by $1,390,000, which was offset, in part, by a decrease in the average rate charged per visit of 3%.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services are paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues decreased to 78% for the 1996 First Quarter compared to 83% for the

1995 First Quarter. This decrease is due primarily to the seasoning of the Company's existing clinics which have been in operation for at least one year. During the initial period of operation, clinic operating costs for newly opened clinics tend to be higher than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $3,454,000 for the 1996 First Quarter from $2,675,000 for the 1995 First Quarter, an increase of $779,000 or 29%. Approximately 40% of the increase or $315,000 was due to the New Clinics. The remaining 60% increase or $464,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1995 First Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,241,000 for the 1996 First Quarter from $1,832,000 for the 1995 First Quarter, an increase of $409,000 or 22%. Approximately 51% of the increase or $208,000 was due to the New Clinics, while 49% or $201,000 of the increase was due to the clinics opened prior to the 1995 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $185,000 for the 1996 First Quarter from $103,000 for the 1995 First Quarter, an increase of 79% or $82,000. Approximately 20% of the increase or $16,000 was due to the New Clinics, while 80% or $66,000 of the increase relates to the clinics opened prior to the 1995 First Quarter. The provision was approximately 2% of net patient revenues for both periods.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel and



                               11
legal and professional fees, remained stable from the 1995 First Quarter to the 1996 First Quarter. Corporate office costs-general and administrative, as a percent of net revenues, decreased from 12% for the 1995 First Quarter to 10% for the 1996 First Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs- recruitment and development decreased $40,000 or 18% to $185,000 for the 1996 First Quarter from $225,000 for the 1995 First Quarter. The majority of this decrease relates to a decrease in salaries and related costs of recruitment and development personnel.

Loss on Closure of Facilities
In February 1995, the Company decided to close two of its clinics, located in Georgia and Arizona, due to adverse clinic performance. In the 1995 First Quarter, the Company recognized a $438,000 loss relating to these closures which occurred in March 1995. During the fourth quarter of 1995, the Company fulfilled all obligations relating to the closure of the facilities and recognized a decrease of $79,000 in the loss on closure of facilities.

Prior to the opening of all clinic facilities, management evaluates the potential clinic partner and the demographics of the area and decides, based on this evaluation, if the elements exist for a successful partnership. The factors considered include the prospective partner's experience and reputation within the local health care community, the prospective partner's potential for attracting referrals from physicians and other referral sources, and the potential for increased business based on the competitive situation as well as the overall ability of the prospective partner


                               12
to manage and market the business. The Company overestimated the partners' ability to attract patients at the two clinics that were closed during 1995, and, consequently, revenues at the two clinics did not meet minimum expectations. Upon further analysis, the Company did not believe the revenue shortfalls in these two clinics could be remedied in a reasonable period of time. No future clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

The Georgia and Arizona clinics, which both opened during 1994, accounted for net patient revenues and clinic operating costs of $35,000 and $78,000, respectively, for the 1995 First Quarter.

Interest Expense
Interest expense of $184,000 for the 1996 First Quarter relates primarily to $61,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $100,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1996 First Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allows Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares at the end of two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). The maximum number of shares of Company Common Stock that may be issued pursuant to the Contingent Interest Enhancement is 102,000 shares which corresponds to a market price of the Company's Common Stock of $7.50 per share or less. No additional shares will be issued if the market value of the Company's Common Stock is at least $16.59 per share

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $159,000 or 239% in the 1996 First Quarter compared to the 1995 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.




                                13
Net Income

The Company's net income for the 1996 First Quarter of $288,000 exceeded the 1995 First Quarter's net loss of $641,000 principally due to the $1,932,000 increase in net patient revenues which more than offset the $1,270,000 increase in clinic operating costs and the $438,000 loss on closure of facilities recognized during the 1995 First Quarter.

Liquidity and Capital Resources

At March 31, 1996, the Company had $2,871,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries and future clinic developments and acquisitions. Included in cash and cash equivalents at March 31, 1996 is $1,699,000 of short-term U.S. Government Agency securities.

The increase in cash of $237,000 from December 31, 1995 to March 31, 1996 is due to cash provided by operating activities of $730,000, coupled with proceeds from notes payable of $215,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles, in the amount of $602,000, and distributions to minority partners in subsidiary limited partnerships of $97,000.

At March 31, 1996, the Company had a current ratio of 4.24 to 1.0 compared to 4.70 to 1.0 at December 31, 1995 and a debt to equity ratio of 1.54 to 1.0 at March 31, 1996 compared to 1.59 to 1.0 at December 31, 1995. The improvement in the debt to equity ratio from December 31, 1995 to March 31, 1996 relates primarily to the increase in equity as a result of the net income of $288,000 for the 1996 First Quarter.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through 1996.

                              14

Factors Affecting Future Results

In 1995, the Company reduced the number of new clinic openings to nine from twenty-nine new clinics opened during 1994 and focused primarily on enhancing the results of operations of its existing clinics. The fewer clinic openings in 1995 significantly reduced corporate office-recruitment and development expenses, since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees, as well as reduce the effect of initial operating losses from new clinics on the Company's results of operations. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. With the majority of the clinics being more seasoned and now recognizing profitable monthly results, the Company intends to increase the number of new clinic openings to approximately ten to fifteen for 1996.

       U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

      27.  Financial Data Schedule

(b) Reports of Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   U.S. PHYSICAL THERAPY, INC.




Date:  May 14, 1996                                By:  /s/ MARK J. BROOKNER
                                                        Mark J. Brookner
                                                         Chief Financial
                                                         Officer and
                                                         Treasurer (duly
                                                         authorized officer
                                                         and principal
                                                         financial officer)