Form 10QSB
period 1996-06-30
U S PHYSICAL THERAPY INC /NV
filed 1996-08-14
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996


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

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes/X/        No


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       3,519,750

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1996
  and December 31, 1995                                     3

Consolidated Statements of Operations for the
     three months and six months ended
  June 30, 1996 and 1995                                    5

Consolidated Statements of Cash Flows for the
     six months ended June 30, 1996 and 1995                7

Notes to Consolidated Financial Statements                  9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                          June 30, December 31,
                                            1996       1995
                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $  3,123     $  2,634
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $911 and $727, respectively           6,468        5,873
  Accounts receivable-other                    125          108
  Other current assets                         378          382
      Total current assets                  10,094        8,997
Fixed assets:
  Furniture and equipment                    6,481        6,008
  Leasehold improvements                     2,911        2,781
                                             9,392        8,789
  Less accumulated depreciation              3,574        2,897
                                             5,818        5,892
Non-compete agreements, net of
  amortization of $358, and $308,
  respectively                                 267          317
Goodwill, net of amortization of
    $73, and $56, respectively                 832          547
Other assets                                    99          157
                                          $ 17,110     $ 15,910









          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                          June 30, December 31,
                                            1996       1995
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $    275     $    287
  Accrued expenses                           1,122          887
  Estimated third-party payor
    (Medicare) settlements                     687          715
  Notes payable                                 68           24
      Total current liabilities              2,152        1,913

Notes payable - long term portion              257          116
Convertible subordinated notes payable       8,050        8,050
Minority interests in subsidiary limited
  partnerships                                 788          669
Commitments                                      -            -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                           -            -
  Common stock, $.01 par value, 10,000
    shares authorized, 3,520 shares
    outstanding at June 30, 1996,
    and December 31, 1995,
    respectively                                35           35
  Additional paid-in capital                10,870       10,870
  Accumulated deficit                       (5,042)      (5,743)
      Total shareholders' equity             5,863        5,162
                                          $ 17,110     $ 15,910






          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                             Three Months Ended
                                                   June 30,
                                             1996         1995
                                                (unaudited)

Net patient revenues                      $  7,885     $  6,239
Other revenues                                  34           20
Net revenues                                 7,919        6,259

Clinic operating costs:
  Salaries and related costs                 3,675        2,737
  Rent, clinic supplies and other            2,208        1,866
  Provision for doubtful accounts              217          148
                                             6,100        4,751
Corporate office costs:
  General and administrative                   804          790
  Recruitment and development                  188          179
                                               992          969

Loss on closure of facilities                    -            -

Operating income (loss) before
  non-operating expenses                       827          539

Interest expense                              (186)        (184)

Minority interests in subsidiary
  limited partnerships                        (228)        (153)

Net income                                $    413     $    202

Net income per common and common
  equivalent share                        $    .11     $    .06

Net income per common share-assuming
  issuance of all dilutive contingent
  shares                                  $    .11     $    .06

Weighted average number of
  common and common equivalent
  shares outstanding                         3,732        3,596

          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                              Six Months Ended
                                                  June 30,
                                             1996         1995
                                                (unaudited)

Net patient revenues                      $ 15,379     $ 11,801
Other revenues                                  63           44
Net revenues                                15,442       11,845

Clinic operating costs:
  Salaries and related costs                 7,129        5,412
  Rent, clinic supplies and other            4,449        3,697
  Provision for doubtful accounts              402          252
                                            11,980        9,361
Corporate office costs:
  General and administrative                 1,564        1,487
  Recruitment and development                  373          404
                                             1,937        1,891

Loss on closure of facilities                    -          438

Operating income (loss) before
  non-operating expenses                     1,525          155

Interest expense                              (370)        (374)

Minority interests in subsidiary
  limited partnerships                        (454)        (220)

Net income (loss)                         $    701     $   (439)

Net income (loss) per common
  and common equivalent share             $    .19     $   (.12)

Net income (loss) per common
  share-assuming issuance of all
  dilutive contingent shares              $    .19     $   (.12)

Weighted average number of
  common and common equivalent
  shares outstanding                         3,738        3,516

      See notes to consolidated financial statements

                                6.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                             Six Months Ended
                                                  June 30,
                                             1996         1995
                                                  (unaudited)
Operating activities
Net income (loss)                         $    701     $   (439)
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  Depreciation and amortization                857          836
  Loss (gain) on sale of fixed assets           (2)           7
  Loss on disposal of certain assets
    in closure of facilities                     -          158
  Minority interests in earnings of
    subsidiary limited partnerships            454          220
  Provision for doubtful accounts              402          252
Changes in operating assets and
  liabilities:
  Increase in patient accounts
    receivable                                (997)      (1,260)
  Decrease (increase) in accounts
    receivable-other                           (17)          33
  Decrease in other assets                      24           17
  Increase in accounts payable and
    accrued expenses                           223          414
  Increase (decrease) in estimated
    third-party payer (Medicare)
    settlements                                (28)          49
Net cash provided by operating
    activities                               1,617          287

Investing activities
Purchase of fixed assets                      (682)        (728)
Purchase of intangibles                       (302)           -
Proceeds on sale of fixed assets                 6           23
Net cash used in investing activities         (978)        (705)

         See notes to consolidated financial statements

                               7

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                              Six Months Ended
                                                  June 30,
                                             1996         1995
                                                  (unaudited)

Financing activities
Proceeds from notes payable                    215            -
Payment of notes payable                       (30)        (198)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                   9            7
Proceeds from exercise of stock options          -           23
Distributions to minority investors
  in subsidiary limited partnerships          (344)        (164)
Net cash provided by (used in) financing
  activities                                  (150)        (332)

Net increase (decrease) in cash and
  cash equivalents                             489         (750)
Cash and cash equivalents - beginning
  of period                                  2,634        2,117
Cash and cash equivalents - end of
  period                                  $  3,123     $  1,367

Supplemental disclosures of cash flow
information

Cash paid during the period for:
   Income taxes                           $     56     $     32
   Interest                               $    327     $    333






        See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1996

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

Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the entire year.

                                9

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries. At June 30, 1996, the Company operated sixty outpatient physical and occupational therapy clinics. Sixty clinics were developed by the Company and opened in 1990 (one clinic), 1991 (two clinics), 1992 (three clinics), 1993 (fifteen clinics), 1994 (twenty-seven clinics), 1995 (nine clinics) and 1996 (three clinics). Five clinics were acquired by the Company during 1992 (three clinics) and 1994 (two clinics). In March 1995, the Company closed two clinics, which originally opened in 1994, due to adverse clinic performance and consolidated the operations of one of its clinics opened in 1994 with another clinic opened in 1993. In 1995, the Company consolidated the operations of two previously acquired clinics into one single facility and consolidated another previously acquired clinic with one of the clinics developed and opened in 1991. These consolidations were undertaken to more efficiently serve these geographic markets. In the first quarter of 1996, the Company acquired all of the assets of a clinic located


                                10
in McKinney, Texas and consolidated its existing clinic located in McKinney into the acquired facility.

Results of Operations

Three Months Ended June 30, 1996 Compared to the Three Months Ended
June 30, 1995

Net Patient Revenues
Net patient revenues increased to $7,885,000 for the three months ended June 30, 1996 ("1996 Second Quarter")from $6,239,000 for the three months ended June 30, 1995 ("1995 Second Quarter"), an increase of $1,646,000, or 26%. Net patient revenues from the nine clinics developed since the 1995 Second Quarter (the "New Clinics") accounted for 37% of the increase or $607,000. The remaining increase of $1,039,000 in net patient revenues comes from those fifty-one clinics opened more than one year as of June 30, 1996 (the "Pre-June 1996 Clinics"). Of the $1,039,000 increase in net patient revenues for these clinics, an 18% increase in the number of patient visits increased net patient revenues by $1,148,000, which was offset, in part, by a decrease in the average rate charged per visit of 1.5%.

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

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 77% for the 1996 Second Quarter compared to 76% for the 1995 Second Quarter.

                                11
Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $3,675,000 for the 1996 Second Quarter from $2,737,000 for the 1995 Second Quarter, an increase of $938,000 or 34%. Approximately 35% of the increase or $331,000 was due to the New Clinics. The remaining 65% increase or $607,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1995 Second Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1995 Second Quarter. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,208,000 for the 1996 Second Quarter from $1,866,000 for the 1995 Second Quarter, an increase of $342,000 or 18%. Approximately 60% of the increase or $205,000 was due to the New Clinics, while 40% or $137,000 of the increase was due to the clinics opened prior to the 1995 Second Quarter. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has remained relatively stable at 76% for the 1995 Second Quarter compared to 77% for the 1996 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $217,000 for the 1996 Second Quarter from $148,000 for the 1995 Second Quarter, an increase of 46% or $69,000. Approximately 20% of the increase or $14,000 was due to the New Clinics, while 80% or $55,000 of the increase relates to the clinics opened prior to the 1995 Second Quarter. The provision as a percent of net patient revenues increased to 2.8% for the 1996 Second Quarter compared to 2.3% for the 1995 Second Quarter, reflecting management's evaluation of the increase in bad debts written off at several of the clinics opened prior to the 1995 Second Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel and legal and professional fees, remained relatively stable from the 1995 Second Quarter to the 1996 Second Quarter. Corporate office costs - general and administrative, as a percent of net revenues,

                                12
decreased from 13% for the 1995 Second Quarter to 10% for the 1996 Second Quarter due primarily to the increased revenues in the 1996 Second Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs - recruitment and development increased slightly by $9,000 or 5% to $188,000 for the 1996 Second Quarter from $179,000 for the 1995 Second Quarter. The majority of this increase relates to additional recruiting fees incurred in connection with the Company's anticipated opening of approximately ten new clinics during the remainder of 1996.

Interest Expense
Interest expense of $186,000 for the 1996 Second Quarter relates primarily to $61,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $100,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1996 Second Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allows Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponds to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). The number of shares of Company Common Stock that will be issued in connection with the interest enhancement feature is 70,965 shares.



                                13
Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased
$75,000 or 50% in the 1996 Second Quarter compared to the 1995 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Net Income
The Company's net income for the 1996 Second Quarter of $413,000 exceeded the 1995 Second Quarter's net income of $202,000 principally due to the $1,646,000 increase in net patient revenues which more than offset the $1,349,000 increase in clinic operating costs.


Six Months Ended June 30, 1996 Compared to the Six Months Ended
June 30, 1995

Net Patient Revenues
Net patient revenues increased to $15,379,000 for the six months ended June 30, 1996 ("1996 Six Months")from $11,801,000 for the six months ended June 30, 1995 ("1995 Six Months"), an increase of
$3,578,000, or 30%. Net patient revenues from the nine clinics developed since the 1995 Six Months (the "New Clinics") accounted for 29% of the increase or $1,045,000. The remaining increase of $2,533,000 in net patient revenues comes from those fifty-one clinics opened more than one year as of June 30, 1996 (the "Pre-June 1996 Clinics"). Of the $2,533,000 increase in net patient revenues for these clinics, a 24% increase in the number of patient visits increased net patient revenues by $2,774,000, which was offset, in part, by a decrease in the average rate charged per visit of 1.6%.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net



                                14
patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services are paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 78% for the 1996 Six Months compared to 79% for the 1995 Six Months.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $7,129,000 for the 1996 Six Months from $5,412,000 for the 1995 Six Months, an increase of $1,717,000 or 32%. Approximately 31% of the increase or $532,000 was due to the New Clinics. The remaining 69% increase or $1,185,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1995 Six Months, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1995 Six Months. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $4,449,000 for the 1996 Six Months from $3,697,000 for the 1995
Six Months, an increase of $752,000 or 20%. Approximately 47% of the increase or $357,000 was due to the New Clinics, while 53% or $395,000 of the increase was due to the clinics opened prior to the 1995 Six Months. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has remained relatively stable at 79% for the 1995 Six Months compared to 78% for the 1996 Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $402,000 for the 1996 Six Months from $252,000 for the 1995 Six Months, an increase of 60% or $150,000. Approximately 16% of the increase or $23,000 was due to the New Clinics, while 84% or $127,000 of the increase relates to the clinics opened prior to the 1995 Six Months. The provision as a percent of net patient

                                15
revenues increased to 2.6% for the 1996 Six Months compared to 2.1% for the 1995 Six Months, reflecting management's evaluation of the increase in bad debts written off at several of the clinics opened prior to the 1995 Six Months.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting costs, insurance costs, depreciation and amortization, travel and legal and professional fees, increased by 5% to $1,564,000 for the 1996 Six Months from $1,487,000 for the 1995 Six Months, primarily due to an increase in salaries and related costs of corporate office personnel needed to service the increased number of clinics in operation at June 30, 1996 compared to June 30, 1995. Corporate office costs - general and administrative, as a percent of net revenues, decreased from 13% for the 1995 Six Months to 10% for the 1996 Six Months, reflecting increased revenues in the 1996 Six Months.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs - recruitment and development decreased $31,000 or 8% to $373,000 for the 1996 Six Months from $404,000 for the 1995 Six Months. The majority of this decrease relates to a decrease in salaries and related costs of recruitment and development personnel.

Loss on Closure of Facilities
In February 1995, the Company decided to close two of its clinics, located in Georgia and Arizona, due to adverse clinic performance. In the 1995 Six Months, the Company recognized a $438,000 loss relating to these closures which occurred in March 1995. During


                                16
the fourth quarter of 1995, the Company fulfilled all obligations relating to the closure of the facilities and recognized a decrease of $79,000 in the loss on closure of facilities.

Prior to the opening of all clinic facilities, management evaluates the potential clinic partner and the demographics of the area and decides, based on this evaluation, if the elements exist for a successful partnership. The factors considered include the prospective partner's experience and reputation within the local health care community, the prospective partner's potential for attracting referrals from physicians and other referral sources, and the potential for increased business based on the competitive situation as well as the overall ability of the prospective partner to manage and market the business. The Company overestimated the partners' ability to attract patients at the two clinics that were closed during 1995, and, consequently, revenues at the two clinics did not meet minimum expectations. Upon further analysis, the Company did not believe the revenue shortfalls in these two clinics could be remedied in a reasonable period of time. No future clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

The Georgia and Arizona clinics, which both opened during 1994, accounted for net patient revenues and clinic operating costs of $35,000 and $78,000, respectively, for the 1995 Six Months.

Interest Expense
Interest expense of $370,000 for the 1996 Six Months relates primarily to $122,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $200,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $37,000 of interest expense was recorded in the 1996 Six Months relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allows Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponds to two years from the date of



                                17

issuance of the Series B Notes (the "Contingent Interest
Enhancement"). The number of shares of Company Common Stock that will be issued in connection with the interest enhancement feature is 70,965 shares.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $234,000 or 106% in the 1996 Six Months compared to the 1995 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Net Income
The Company's net income for the 1996 Six Months of $701,000 exceeded the 1995 Six Month's net loss of $439,000 principally due to the $3,578,000 increase in net patient revenues which more than offset the $2,619,000 increase in clinic operating costs. In addition, the 1995 Six Months included the $438,000 loss on closure of facilities which was not present in the 1996 Six Months.

Liquidity and Capital Resources

At June 30, 1996, the Company had $3,123,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries and future clinic developments and acquisitions. Included in cash and cash equivalents at June 30, 1996 is $2,048,000 of short-term U.S. Government Agency securities.

The increase in cash of $439,000 from December 31, 1995 to June 30, 1996 is due to cash provided by operating activities of $1,617,000, coupled with proceeds from notes payable of $215,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles, in the amount of $984,000, and distributions to minority partners in subsidiary limited partnerships of $344,000.

At June 30, 1996, the Company had a current ratio of 4.69 to 1.0 compared to 4.70 to 1.0 at December 31, 1995 and a debt to equity ratio of 1.43 to 1.0 at June 30, 1996 compared to 1.59 to 1.0 at December 31, 1995. The improvement in the debt to equity ratio from December 31, 1995 to June 30, 1996 relates primarily to the increase in equity as a result of the net income of $701,000 for the 1996 Six Months.

                                18
The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through 1996.

Factors Affecting Future Results

In 1995, the Company reduced the number of new clinic openings to nine from twenty-nine new clinics opened during 1994 and focused primarily on enhancing the results of operations of its existing clinics. The fewer clinic openings in 1995 significantly reduced corporate office-recruitment and development expenses, since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees, as well as reduce the effect of initial operating losses from new clinics on the Company's results of operations. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. With the majority of the clinics being more seasoned and now recognizing profitable monthly results, the Company intends to increase the number of new clinic openings to approximately ten to fifteen for 1996. The Company expects to further accelerate the pace of new clinic openings in 1997.











                                19

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Company held its 1996 annual meeting of stockholders
("Annual Meeting") on May 22, 1996. At the Annual Meeting, ten directors were elected for one-year terms.

(b) The names of the ten directors elected at the Annual Meeting are as follows: J. Livingston Kosberg, Roy W. Spradlin, Mark J. Brookner, Daniel C. Arnold, Nelson Broms, George H. Hargrave, James
B. Hoover, Marlin W. Johnson, Richard C.W. Mauran and Albert L.
Rosen.

    The following votes were cast in the election of directors:

                                                       WITHHOLD
      Nominees                              For        AUTHORITY

      J. Livingston Kosberg               2,633,314      12,960
      Roy W. Spradlin                     2,643,674       2,600
      Mark J. Brookner                    2,633,314      12,960
      Daniel C. Arnold                    2,643,674       2,600
      Nelson Broms                        2,643,674       2,600
      George H. Hargrave                  2,643,674       2,600
      James B. Hoover                     2,643,674       2,600
      Marlin W. Johnston                  2,643,674       2,600
      Richard C.W. Mauran                 2,643,674       2,600
      Albert L. Rosen                     2,643,674       2,600

      There were a total of 2,646,274 shares represented by person or by proxy at the Annual Meeting.

(d)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

      27.  Financial Data Schedule


                               20

(b) Reports of Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        U.S. PHYSICAL THERAPY, INC.

Date:  August 14, 1996                  By:  /s/ MARK J. BROOKNER
                                             Mark J. Brookner
                                             Chief Financial Officer and
                                             Treasurer (duly authorized
                                             officer and principal financial
                                             officer)