Form 10QSB
period 1996-09-30
U S PHYSICAL THERAPY INC /NV
filed 1996-11-14
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT

For the transition period from                to

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

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       3,594,715

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1996
  and December 31, 1995                                         3

Consolidated Statements of Operations for the
     three months and nine months ended
     September 30, 1996 and 1995                                5

Consolidated Statements of Cash Flows for the
     nine months ended September 30, 1996 and 1995              9

Notes to Consolidated Financial Statements                     11

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                          Sept. 30,    Dec. 31,
                                            1996         1995
                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $  4,191     $  2,634
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $991 and $727, respectively           6,414        5,873
  Accounts receivable-other                    110          108
  Other current assets                         330          382
      Total current assets                  11,045        8,997
Fixed assets:
  Furniture and equipment                    6,666        6,008
  Leasehold improvements                     3,110        2,781
                                             9,776        8,789
  Less accumulated depreciation              3,916        2,897
                                             5,860        5,892
Non-compete agreements, net of
  amortization of $383, and $308,
  respectively                                 241          317
Goodwill, net of amortization of
    $84, and $56, respectively                 822          547
Other assets                                   666          157
                                          $ 18,634     $ 15,910











          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                          Sept.30,     Dec.30,
                                            1996        1995
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $    132     $    287
  Accrued expenses                           1,012          887
  Estimated third-party payor
    (Medicare) settlements                     995          715
  Notes payable                                 68           24
      Total current liabilities              2,207        1,913

Notes payable - long term portion              239          116
Convertible subordinated notes payable       8,050        8,050
Minority interests in subsidiary limited
  partnerships                                 941          669
Commitments                                      -            -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                           -            -
  Common stock, $.01 par value, 10,000
    shares authorized, 3,595 shares
    outstanding at September 30, 1996,
    and 3,520 shares outstanding at
    December 31, 1995                           36           35
  Additional paid-in capital                11,661       10,870
  Accumulated deficit                       (4,500)      (5,743)
      Total shareholders' equity             7,197        5,162
                                          $ 18,634     $ 15,910






          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                             Three Months Ended
                                               September 30,
                                             1996         1995
                                                (unaudited)

Net patient revenues                      $  8,168     $  6,347
Other revenues                                  45           30
Net revenues                                 8,213        6,377

Clinic operating costs:
  Salaries and related costs                 3,699        2,782
  Rent, clinic supplies and other            2,247        1,925
  Provision for doubtful accounts              259          128
                                             6,205        4,835
Corporate office costs:
  General and administrative                   802          739
  Recruitment and development                  210          170
                                             1,012          909

Operating income before non-
  operating expenses                           996          633

Interest expense                              (188)        (179)

Life insurance proceeds                          -          700

Minority interests in subsidiary
  limited partnerships                        (265)        (154)

Net income                                $    543     $  1,000












          See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                             Three Months Ended
                                               September 30,
                                             1996         1995
                                                (unaudited)

Net income per common and common
  equivalent share                        $    .15     $    .27

Net income per common share-assuming
  issuance of all dilutive contingent
  shares                                  $    .15     $    .26

Weighted average number of
  common and common equivalent
  shares outstanding                         3,678        3,694

Weighted average number of
  common and common equivalent
  shares outstanding-assuming full
  dilution                                   3,678        4,466






















          See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                             Nine Months Ended
                                                September 30,
                                             1996         1995
                                                (unaudited)

Net patient revenues                      $ 23,547     $ 18,148
Other revenues                                 108           74
Net revenues                                23,655       18,222

Clinic operating costs:
  Salaries and related costs                10,828        8,194
  Rent, clinic supplies and other            6,696        5,622
  Provision for doubtful accounts              661          380
                                            18,185       14,196
Corporate office costs:
  General and administrative                 2,366        2,226
  Recruitment and development                  583          573
                                             2,949        2,799

Loss on closure of facilities                    -          438

Operating income before non-
  operating expenses                         2,521          789

Interest expense                              (558)        (554)

Life insurance proceeds                          -          700

Minority interests in subsidiary
  limited partnerships                        (720)        (374)

Net income                                $  1,243     $    561










      See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                             Nine Months Ended
                                                September 30,
                                             1996         1995
                                                (unaudited)

Net income per common and common
  equivalent share                        $    .33     $    .15

Net income per common share-assuming
  issuance of all dilutive contingent
  shares                                  $    .33     $    .15

Weighted average number of
  common and common equivalent
  shares outstanding                         3,718        3,691

Weighted average number of
  common and common equivalent
  shares outstanding-assuming full
  dilution                                   3,718        3,691






















      See notes to consolidated financial statements

                                8
         U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                             Nine Months Ended
                                               September 30,
                                             1996         1995
                                                  (unaudited)
Operating activities
Net income                                $   1,243    $    561
Adjustments to reconcile net income
  to net cash used in operating
  activities:
  Depreciation and amortization               1,294       1,245
  Gain on sale of fixed assets                   -           (5)
  Loss on disposal of certain assets
    in closure of facilities                     -          158
  Minority interests in earnings of
    subsidiary limited partnerships             720         374
  Provision for doubtful accounts               662         380
Changes in operating assets and
  liabilities:
  Increase in patient accounts
    receivable                               (1,203)     (1,899)
  Increase in accounts receivable-other          (2)       (606)
  Decrease in other assets                       82          59
  Increase in accounts payable and
    accrued expenses                            151         194
  Increase in estimated third-party
    payer (Medicare)settlements                 280         242
Net cash provided by operating
    activities                                3,227         703

Investing activities
Purchase of fixed assets                     (1,120)       (939)
Purchase of intangibles                        (302)        (26)
Proceeds on sale of fixed assets                  6          44
Net cash used in investing activities        (1,416)       (921)



         See notes to consolidated financial statements

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                             Nine Months Ended
                                               September 30,
                                             1996         1995
                                                  (unaudited)

Financing activities
Proceeds from notes payable                    215            -
Payment of notes payable                       (48)        (239)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                  10           71
Proceeds from exercise of stock options         27           49
Distributions to minority investors
  in subsidiary limited partnerships          (458)        (225)
Net cash used in financing activities         (254)        (344)

Net increase (decrease) in cash and
  cash equivalents                           1,557         (562)
Cash and cash equivalents - beginning
  of period                                  2,634        2,117
Cash and cash equivalents - end of
  period                                  $  4,191     $  1,555

Supplemental disclosures of cash flow
information

Cash paid during the period for:
   Income taxes                           $     65     $     41
   Interest                               $    500     $    499








        See notes to consolidated financial statements

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996

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

Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the entire year.

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

2.  Non-Cash Transaction

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B ("the Series B Notes"). The Series B Notes contained a Contingent Interest Enhancement feature which allowed the Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996. A total of 70,965 shares of the Company's Common Stock were issued in connection with the Contingent Interest Enhancement feature. Deferred financing costs, included in "Other Assets" on the balance sheet, totaling $765,000 were recorded in connection with the issuance of the 70,965 shares. As of September 30, 1996, $181,000 of amortization relating to the deferred financing costs had been recorded.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic related disorders and sports-related injuries. At September 30, 1996, the Company operated sixty-three outpatient physical and occupational therapy clinics. Sixty-three clinics were developed by the Company and opened in 1990 (one clinic), 1991 (two clinics), 1992 (three clinics), 1993 (fifteen clinics), 1994 (twenty-seven clinics), 1995 (nine clinics) and 1996 (six clinics). Five clinics were acquired by the Company during 1992 (three clinics) and 1994 (two clinics). In March 1995, the Company closed two clinics, which originally opened in 1994, due to adverse clinic performance and consolidated the operations of one of its clinics opened in 1994 with another clinic opened in 1993. In 1995, the Company consolidated the operations of two previously acquired clinics into one single facility and consolidated another previously acquired clinic with one of the clinics developed and opened in 1991. These consolidations were undertaken to more efficiently serve these geographic markets. In the first quarter of 1996, the Company acquired all of the assets of a clinic located in McKinney, Texas and consolidated its existing clinic located in McKinney into the acquired facility.

Results of Operations

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Net Patient Revenues
Net patient revenues increased to $8,168,000 for the three months ended September 30, 1996 ("1996 Third Quarter")from $6,347,000 for the three months ended September 30, 1995 ("1995 Third Quarter"), an increase of $1,821,000, or 29%. Net patient revenues from the nine clinics developed since the 1995 Third Quarter (the "New Clinics") accounted for 41% of the increase or $749,000. The remaining increase of $1,072,000 in net patient revenues comes from those fifty-three clinics opened more than one year as of September 30, 1996. Of the $1,072,000 increase in net patient revenues for these clinics, a 16% increase in the number of patient visits increased net patient revenues by $1,046,000, which was coupled by a slight increase in the average rate charged per visit of 0.3%.

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

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 76% for the 1996 Third Quarter compared to the 1995 Third Quarter.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $3,699,000 for the 1996 Third Quarter from $2,782,000 for the 1995 Third Quarter, an increase of $917,000 or 33%. Approximately 39% of the increase or $360,000 was due to the New Clinics. The remaining 67% increase or $557,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1995 Third Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1995 Third Quarter. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,247,000 for the 1996 Third Quarter from $1,925,000 for the 1995 Third Quarter, an increase of $322,000 or 17%. Approximately 60% of the increase or $192,000 was due to the New Clinics, while 40% or $130,000 of the increase was due to the clinics opened prior to the 1995 Third Quarter. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has declined slightly from 30% for the 1995 Third Quarter to 28% for the 1996 Third Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $259,000 for the 1996 Third Quarter from $128,000 for the 1995

Third Quarter, an increase of 102% or $131,000. Approximately 13% of the increase or $17,000 was due to the New Clinics, while 87% or $114,000 of the increase relates to the clinics opened prior to the 1995 Third Quarter. The provision as a percent of net patient revenues increased to 3.2% for the 1996 Third Quarter compared to 2.0% for the 1995 Third Quarter, reflecting management's evaluation of the increase in bad debts written off at several of the clinics opened prior to the 1995 Third Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel and legal and professional fees, remained relatively stable from the 1995 Third Quarter to the 1996 Third Quarter. Corporate office costs - general and administrative, as a percent of net revenues, decreased from 12% for the 1995 Third Quarter to 10% for the 1996 Third Quarter due primarily to the increased revenues in the 1996 Third Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs - recruitment and development increased to $210,000 for the 1996 Third Quarter from $170,000 for the 1995 Third Quarter, an increase of $40,000 or 23%. The majority of this increase relates to additional recruiting fees incurred in connection with the Company's anticipated opening of at least six additional clinics in the fourth quarter of 1996, two of which were opened in October 1996.

Interest Expense
Interest expense of $188,000 for the 1996 Third Quarter relates primarily to $62,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $101,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1996 Third Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Life Insurance Proceeds
During the 1995 Third Quarter, the managing physical therapist at one of the Company's clinics passed away in an automobile accident. In connection with this event, the Company recognized a net
$700,000 in life insurance proceeds.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased
$111,000 or 72% in the 1996 Third Quarter compared to the 1995 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Net Income
The Company's net income for the 1996 Third Quarter of $543,000 was less than the 1995 Third Quarter's net income of $1,000,000 principally due to the inclusion of a $700,000 gain from life insurance proceeds in the 1995 Third Quarter. Exclusive of this $700,000 gain, net income for the 1995 Third Quarter would have been $300,000. The increase in net income from the 1995 Third Quarter of $300,000 (exclusive of the life insurance proceeds gain) to the 1996 Third Quarter's level of $543,000 is due primarily to an increase in net revenues of $1,836,000 from the 1995 Third Quarter to the 1996 Third Quarter which more than offset the $1,370,000 increase in clinic operating costs.

Nine Months Ended September 30, 1996 Compared to the Nine Months
Ended September 30, 1995

Net Patient Revenues
Net patient revenues increased to $23,547,000 for the nine months ended September 30, 1996 ("1996 Nine Months")from $18,148,000 for the nine months ended September 30, 1995 ("1995 Nine Months"), an increase of $5,399,000, or 30%. Net patient revenues from the ten clinics developed since the 1995 Nine Months (the "New Clinics") accounted for 26% of the increase or $1,423,000. The remaining increase of $3,976,000 in net patient revenues comes from those fifty-three clinics opened more than one year as of September 30, 1996. Of the $3,976,000 increase in net patient revenues for these clinics, a 23% increase in the number of patient visits increased net patient revenues by $4,205,000, which was offset, in part, by a decrease in the average rate charged per visit of 1.0%.

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

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 77% for the 1996 Nine Months compared to 78% for the 1995 Nine Months.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $10,828,000 for the 1996 Nine Months from $8,194,000 for the 1995
Nine Months, an increase of $2,634,000 or 32%. Approximately 28% of the increase or $743,000 was due to the New Clinics. The remaining 72% increase or $1,891,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1995 Nine Months, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1995 Nine Months. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $6,696,000 for the 1996 Nine Months from $5,622,000 for the 1995 Nine Months, an increase of $1,074,000 or 19%. Approximately 41% of the increase or $435,000 was due to the New Clinics, while 59% or $639,000 of the increase was due to the clinics opened prior to the 1995 Nine Months. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has declined slightly from 31% for the 1995 Nine Months to 28% for the 1996 Nine Months.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $661,000 for the 1996 Nine Months from $380,000 for the 1995 Nine Months, an increase of 74% or $281,000. Approximately 11% of the increase or $32,000 was due to the New Clinics, while 89% or $249,000 of the increase relates to the clinics opened prior to the 1995 Nine Months. The provision as a percent of net patient revenues increased to 2.8% for the 1996 Nine Months compared to 2.1% for the 1995 Nine Months, reflecting management's evaluation of the increase in bad debts written off at several of the clinics opened prior to the 1995 Nine Months.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting costs, insurance costs, depreciation and amortization, travel and legal and professional fees, increased by 6% to $2,366,000 for the 1996 Nine Months from $2,226,000 for the 1995 Nine Months, primarily due to an increase in salaries and related costs of corporate office personnel needed to service the increased number of clinics in operation at September 30, 1996 compared to September 30, 1995. Corporate office costs - general and administrative, as a percent of net revenues, decreased from 12% for the 1995 Nine Months to 10% for the 1996 Nine Months, reflecting increased revenues in the 1996 Nine Months.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs - recruitment and development increased $10,000 or 2% to $583,000 for the 1996 Nine Months from
$573,000 for the 1995 Nine Months.    The majority of this increase
relates to additional recruiting fees incurred in connection with the Company's anticipated opening of at least six additional clinics in the fourth quarter of 1996, two of which were opened in October 1996.

Loss on Closure of Facilities
In February 1995, the Company decided to close two of its clinics, located in Georgia and Arizona, due to adverse clinic performance. In the 1995 Nine Months, the Company recognized a $438,000 loss relating to these closures which occurred in March 1995. During the fourth quarter of 1995, the Company fulfilled all obligations relating to the closure of the facilities and recognized a decrease of $79,000 in the loss on closure of facilities.

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

The Georgia and Arizona clinics, which both opened during 1994, accounted for net patient revenues and clinic operating costs of $35,000 and $78,000, respectively, for the 1995 Nine Months.

Interest Expense
Interest expense of $558,000 for the 1996 Nine Months relates primarily to $183,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $300,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $56,000 of interest expense was recorded in the 1996 Nine Months relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Life Insurance Proceeds
During the 1995 Nine Months, the managing physical therapist at one of the Company's clinics passed away in an automobile accident. In connection with this event, the Company recognized a net $700,000 in life insurance proceeds.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $346,000 or 93% in the 1996 Nine Months compared to the 1995 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Net Income
The Company's net income for the 1996 Nine Months of $1,243,000 exceeded the 1995 Nine Month's net income of $561,000 principally due to the $5,433,000 increase in net revenues which more than offset the $3,989,000 increase in clinic operating costs. In addition, the 1995 Nine Months included the $700,000 gain from life insurance proceeds, offset by the $438,000 loss on closure of facilities, both of which were not present in the 1996 Nine Months.

Liquidity and Capital Resources

At September 30, 1996, the Company had $4,191,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries and future clinic developments and acquisitions. Included in cash and cash equivalents at September 30, 1996 is $2,997,000 of short-term U.S. Government Agency securities. The market value of the short-term U.S. Government Agency securities approximated the carrying value of such securities as of September 30, 1996.

The increase in cash of $1,557,000 from December 31, 1995 to September 30, 1996 is due to cash provided by operating activities of $3,227,000, coupled with proceeds from notes payable of $215,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles, in the amount of $1,416,000, and distributions to minority partners in subsidiary limited partnerships of $458,000.

At September 30, 1996, the Company had a current ratio of 4.63 to
1.0 compared to 4.70 to 1.0 at December 31, 1995 and a debt to equity ratio of 1.16 to 1.0 at September 30, 1996 compared to 1.59 to 1.0 at December 31, 1995. The improvement in the debt to equity ratio from December 31, 1995 to September 30, 1996 relates primarily to the increase in equity as a result of the net income of $1,243,000 for the 1996 Nine Months.

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

Factors Affecting Future Results

In 1995, the Company reduced the number of new clinic openings to nine from twenty-nine new clinics opened during 1994 and focused primarily on enhancing the results of operations of its existing clinics. The fewer clinic openings in 1995 significantly reduced corporate office-recruitment and development expenses, since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees, as well as reduce the effect of initial operating losses from new clinics on the Company's results of operations. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. With the majority of the clinics being more seasoned and now recognizing profitable monthly results, the Company increased the number of new clinic openings to six for the nine months ended September 30, 1996 and intends to open at least six additional clinics in the fourth quarter of 1996, two of which were opened in October. The Company expects to further accelerate the pace of new clinic openings in 1997.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

      27.  Financial Data Schedule

(b) Reports of Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         U.S. PHYSICAL THERAPY, INC.




Date: November 14, 1996                  By:  /s/ MARK J. BROOKNER
                                              Mark J. Brookner
                                              Chief Financial
                                              Officer and
                                              Treasurer (duly
                                              authorized officer
                                              and principal
                                              financial officer)