Form 10KSB40
period 1996-12-31
U S PHYSICAL THERAPY INC /NV
filed 1997-03-28
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

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

Securities registered under Section 12(b) of the Exchange Act:

                                   Name of each exchange on which
  Title of each class                     registered
Common Stock $.01 par value             Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $.01 par value
                         (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.               Yes

               State issuer's revenues for its most recent fiscal year:
$    32,207,000

               State the aggregate market value of the voting stock held by non-affiliates of the registrant:

                 $23,858,398 (As of March 11, 1997)

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     3,594,715


               DOCUMENTS INCORPORATED BY REFERENCE

    Document                                  Part of Form 10-KSB

Portions of Definitive Proxy                       PART III
  Statement for the 1996 Annual
  Meeting to Shareholders

Transitional Small Business Disclosure Format:            No

                              PART I

Item 1.  Description of Business.

General

     U.S. Physical Therapy, Inc. (the "Company") is engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. As of December 31, 1996, the Company was operating sixty-nine clinics, seventeen in Texas, twelve in Michigan, six in Florida, five in Mississippi, four in Georgia and Pennsylvania, respectively, three in Louisiana, two in Maine, Missouri, Oklahoma and Wisconsin, respectively, and one in Alabama, Connecticut, Illinois, Iowa, Minnesota, Montana, New Mexico, New Jersey, South Carolina and Virginia, respectively. In March 1995, the Company closed two clinics, which originally opened in 1994, due to adverse clinic performance and consolidated the operations of one of its clinics opened in 1994 with another clinic opened in 1993. In 1995, the Company consolidated the operations of two previously acquired clinics into one single facility and consolidated another previously acquired clinic with one of the clinics developed and opened in 1994. These consolidations were undertaken to more efficiently serve these geographic markets. In the first quarter of 1996, the Company acquired all of the assets of a clinic located in McKinney, Texas, and consolidated its existing clinic located in McKinney into the acquired facility. Subsequent to 1996, the Company sold all of the fixed assets of two clinics, located in Mississippi and Alabama, respectively, and then closed the two facilities. A total of twelve clinics were opened in 1996. Management presently anticipates to further accelerate the pace of new clinic openings in 1997.

     The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. Each clinic's staff typically includes one or more licensed physical and/or occupational therapists and office personnel, and may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. The clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures, such as ultrasound, electrical stimulation, hot packs and iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases. The Company's strategy is to develop and acquire outpatient clinics on a national basis.

     The Company's development strategy is to attract physical and occupational therapists who have established relationships with physicians by offering them the opportunity to acquire a partnership interest in a new clinic to be developed by the Company. In addition, the clinic partner receives a competitive salary and bonus based on his or her clinic's net revenue and profitability. The Company is presently engaged in discussions with several prospective therapist partners.

     The Company was formed in June 1990 and operated as a subchapter S Corporation until August 1991 when, in conjunction with a $2,500,000 private placement, it reorganized into a limited partnership form of organization. In May 1992, in connection with the Company's initial public offering, the Company was reorganized into its present form, a Nevada corporation with operating subsidiaries organized in the form of limited partnerships. In such reorganization, the prior owners of the limited partnership interests and the corporate general partner corporations exchanged their interests for 2,000,000 shares of the Company's common stock. In June 1992, the Company completed its initial public offering.
The offering proceeds, net of offering costs, were $7,010,350 resulting from the sale by the Company of 1,200,000 shares of its common stock in the initial offering and the subsequent sale of 140,000 over allotment shares. In connection with its initial public offering, the Company issued to RAS Securities Corp., as representative of the underwriters, warrants to purchase from the Company 120,000 shares of Common Stock. The warrants are initially exercisable at a price of $8.125 per share for a period of four years, commencing May 28, 1993.

In June 1993, the Company completed the issuance and sale at par in a private placement of $3,050,000 of 8% Convertible Subordinated Notes due June 30, 2003. In March 1994, the Company completed the private placement of 172,000 shares of Common Stock at a purchase price of $7.50 per share. In May 1994, the Company completed the issuance and sale at par in a private placement of $2,000,000 of 8% Convertible Subordinated Notes, Series B due June 30, 2004 and $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (collectively, the initial series of convertible subordinated notes, the Series B Notes and the Series C Notes are hereinafter referred to as the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company Common Stock determined by dividing the principal amount of the Notes so converted by $10.00 (in the case of the initial series and the Series C Notes) or $12.00 (in the case of the Series B Notes), subject to adjustment under certain circumstances. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's Common Stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 70,965 shares of its Common Stock in connection with the interest enhancement feature. Net proceeds from these private placements totaled approximately $6,166,000, and were used by the Company to fund prior period deficits from operations and capital expenditures in 1993 through 1996 relating to the Company's clinic development program in 1993, 1994, 1995 and 1996.

     Unless the context otherwise requires, references in this Form 10-KSB to the Company include the Company and all its subsidiaries. The Company's principal executive offices are located at 3040 Post Oak Blvd., Suite 222, Houston, Texas 77056, and its telephone number is (713) 297-7000.

The Company's Clinics

     The managing physical and occupational therapist of each clinic owns a partial interest in the clinic he or she operates. This is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). As of December 31, 1996, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest and limited partnership interests ranging from 59% to 80% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 19% to 40%.

     The majority of the partnership agreements are structured such that the managing therapist begins with a 20% profit interest in his or her clinic limited partnership and, at the end of each of the first five years, the managing therapist's profit interest increases by 3% until his or her interest reaches 35%. These therapists have no interest in net losses of clinic partnerships, except to the extent of their capital accounts. The Company presently anticipates that future clinics developed by the Company will be structured in a comparable manner.

     In addition, each managing therapist has entered into a five-year employment agreement with the Company providing for a covenant not to compete during his or her employment plus one to two years thereafter. Pursuant to each employment agreement, the managing therapist receives a base salary and a monthly bonus based on the gross revenues or operating profit generated by his or her Operating Subsidiary. Each employment agreement provides that each managing therapist is required to sell his or her partnership interest in the Operating Subsidiary for the amount of his or her capital account if he or she terminates employment with the Operating Subsidiary during the employment term. There are no provisions for purchase by the Company of the managing therapist's interest in the Operating Subsidiary in the event of death or disability, or after the initial five-year term of employment.

     The Company's business plan is to have each clinic maintain an independent local identity, while at the same time enjoying the benefits of national purchasing, third party payor contracts and centralized management controls. Pursuant to a management agreement, U.S. PT Management, Ltd. ("USPTM"), a Texas limited partnership owned indirectly by the Company, provides a variety of services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and procedures and training of office support personnel, management oversight of operations, ongoing accounting services and marketing support. Each clinic pays USPTM a management fee equal to 10% of gross revenue.

The Company's typical clinic occupies approximately 2,000 to 4,000 square feet of space under a lease in an office building or shopping center. The Company seeks to obtain leases for its clinics at ground level (although it may not always be successful in obtaining such leases), in order to make access to its clinics as easy as possible for patients. The Company also attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. The typical staff needed to operate a clinic in its initial stages is a licensed physical and/or occupational therapist and an office manager. Staffing may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. As patient visits grow over several years, the typical staffing will be increased to include two or more additional licensed physical and/or occupational therapists and one or two additional office personnel. All therapy services provided are performed under the direct supervision of a licensed physical and/or occupational therapist.

      The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically related injuries,
rehabilitation of injured workers and preventative care.   The
clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures, such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The Company currently provides its services at its clinics only on an outpatient basis. Patients requiring these types of services are usually treated for approximately one hour per day, two to five times a week. This form of treatment typically lasts two to six weeks. The Company's charge for the treatment is generally on a per procedure basis. In addition to the services mentioned, the clinics will, when appropriate, develop individual maintenance exercise programs to be continued after treatment. Advice on postural improvements and changes in work habits or lifestyle to promote self-management of patient's condition is provided. The Company intends to assess the potential for developing new services and expanding the method of providing its current services, with an emphasis on health insurance and workers' compensation insurance cost containment.

Industry Background

     Physical and occupational therapy is the process of aiding in the restoration of individuals disabled by injury or disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

     Economic Benefits of Physical and Occupational Therapy Services. Purchasers and providers of health care services such as insurance companies, health maintenance organizations, business and industry, are seeking ways to save on traditional health care services. Management believes physical and occupational therapy services represent a cost-effective service, by attempting to prevent short-term disabilities from becoming chronic conditions, and by speeding the recovery from surgery and musculoskeletal injuries.

     Earlier Hospital Discharge. Changes in health insurance reimbursement, both public and private, have encouraged the early discharge of patients in order to contain and reduce costs. Management believes early hospital discharge practices foster greater numbers of individuals requiring outpatient physical and occupational therapy services.

     Aging Population. The elderly population, which has experienced rapid growth over the past several decades, has a greater incidence of major disability. This growth has fueled the demand for rehabilitation services.

Marketing

     On a local basis, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiotrists, occupational medicine, and general practitioners, which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a national level, the Company employs a marketing director to assist the managing therapists in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies for clinic therapy services, as well as to develop and implement marketing plans for marketing to the physician community.

Sources of Revenue/Reimbursement

     Payor sources for the current clinics' services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance and managed care programs generally provide outpatient services coverage to patients utilizing the clinics, and the patient is normally required to pay an annual deductible and a co-insurance payment. Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical rehabilitation, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. These statutes generally require that these benefits be offered to employees without any deductibles, co-payments or cost sharing. Companies may provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-run funds or through self-insurance. Treatments for patients who are parties to personal injury cases are generally paid for from the proceeds of settlements with insurance companies or from judgements, if favorable. If an unfavorable judgement is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. The Company estimates the percentage of accounts receivable relating to personal injury cases that the Company expects will be uncollectible. Such percentage, which currently ranges from 10% to 20%, is periodically reviewed and adjusted by the Company.

     The Company's business depends to a significant extent on its relationships with physicians, commercial health insurers, workers' compensation insurers, and other referral sources such as health maintenance organizations and preferred provider organizations. If clinics are located in certain geographical areas, it is important for them to be approved as providers by certain key health maintenance organizations and preferred provider plans. If these clinics do not obtain such approval, or if they cannot maintain such approval, the Company could be adversely affected.

To date, fifty-eight of the Company's clinics have been certified as Medicare providers and most of the remainder are in the process of becoming certified. Management anticipates that, in the future, newly developed clinics will also elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will become certified as Medicare providers.
Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "reasonable costs" as allowed under Medicare regulations or the provider's customary charges. Individual beneficiaries, or their "Medigap" insurance carriers if such coverage exists, are required to pay a deductible and co-payment amount, so that governmental payments to the Company do not exceed 80% of the reasonable cost of such services. The
Company files annual cost reports for each of its Medicare-certified clinics. These cost reports serve as the basis for determining the prior year's reimbursement settlements and interim Medicare payment rates for the next year. Medicare regulations require that a physician must certify the need for physical and/or occupational therapy services for each patient and that these services must be provided in accordance with an established plan of treatment which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical or occupational therapy, and, therefore, Medicaid is not and is not expected to be a material payor for the Company.

Regulation and Health Care Reform

     The health care industry is subject to numerous federal, state and local regulations. Many states prohibit commercial enterprises from engaging in the corporate practice of medicine. There is a risk that the corporate practice of medicine could be interpreted in those states to also include the practice of physical and/or occupational therapy, or that the corporate practice of physical and/or occupational therapy itself could be specifically prohibited in some states. In Texas, a 1979 opinion of the State Attorney General states that corporate entities may not engage in the practice of physical therapy, unless such corporations are professional corporations with all shareholders being licensed therapists. While management believes that this opinion has generally not been followed or enforced in Texas, there can be no assurance that the Texas Attorney General will not seek to enforce this position in the future and apply the prohibition to include limited partnerships, the legal entity for each Operating

Subsidiary. In the event that the Company was found to be engaged in prohibited corporate practice in any state, management believes that it could restructure its operations so as to be in compliance with applicable law. If the Company was required to restructure its operations, the Company anticipates that, in lieu of owning clinics, it could engage in clinic management and leasing of equipment and clinic sites. The availability of these or other options for restructuring would depend on the requirements of applicable law. However, such restructuring could negatively impact the income of the Company, and there can be no assurance that a satisfactory restructuring could be accomplished.

     Certain states into which the Company may expand have laws that require facilities that employ health professionals and provide health related services to be licensed and, in some cases, to obtain a certificate of need. Pursuant to certificate of need laws, the affected entity is required to demonstrate to a state regulatory authority the need for and financial feasibility of certain expenditures related to such activities as the construction of new facilities or the commencement of new health care services. Based on its operating experience to date, the Company believes that its business, as presently conducted, does not require certificates of need or other facility approvals or licenses.
There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company to obtain such approvals or licenses and, if so, that such approvals or licenses could be obtained.

     Fifty-eight of the Company's clinics have become certified as Medicare providers. In order to receive Medicare reimbursement, a rehabilitation agency or clinic must meet the applicable conditions of participation set forth by the Department of Health and Human Services relating to the type of facility, its equipment, record keeping, personnel and standards of medical care as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance.

     The Social Security Act imposes criminal and/or civil penalties upon persons who pay or receive any "remuneration" in connection with the referral of patients covered under Medicare, Medicaid or certain other federally funded health care programs. The "anti-kickback" law prohibits providers and others from offering or paying (or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a Medicare/Medicaid-covered service. Each violation of this law may be punished by a fine (of up to $250,000 for individuals and $500,000 for organizations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in Medicare or Medicaid for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states, including some states in which the Company operates clinics, have similar laws, which apply whether or not Medicare or Medicaid patients are involved; and health care reform proposals in the last few years would have expanded federal law to cover all patients as well. Because the federal anti-kickback law has been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, it limits the relationships which the Company may have with referral sources, including any ownership relationships. The Company's managing physical therapists are limited partners in their respective clinics. Management does not believe that the ownership structure of its clinics violates the anti-kickback laws, since no direct or indirect owner of the clinics, including the partner therapists, serves as a referral source for the clinics. The anti-kickback laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under a December 1992 letter by the Chief
Counsel of the Department of Health and Human Services' Inspector
General, could include payments for goodwill or other intangibles.
Management considers these anti-kickback laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation.

     In addition, another federal law, known as the "Stark law" after its original Congressional sponsor, was expanded in 1993 to impose, effective January 1, 1995, a prohibition on referrals of Medicare or Medicaid patients for, among other things, physical therapy services by physicians who have a financial relationship with the provider furnishing the services. With certain specified exceptions, the referral prohibition applies to any physician who has (or whose immediate family member has) a direct or indirect ownership or investment interest in, or compensation relationship with, a provider of physical therapy services such as the Company's clinics. This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from Medicare and Medicaid. Several states have enacted laws similar to the Stark law, but which cover all (not just Medicare and Medicaid) patients; and many health care reform proposals in the last few years would have expanded the Stark law to cover all patients as well. The Stark law, as effective January 1, 1995, covers any financial relationships between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the anti-kickback law, management considers the Stark law in planning its clinic acquisitions, marketing and other activities, and believes that its operations are in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation.

     Pursuant to the recently enacted Kennedy-Kassebaum insurance reform bill, a number of new authorities to combat health care fraud and abuse will become law in 1997. Among other things, the law creates a new federal crime of "health care fraud", establishes an all-payor fraud and abuse program to be directed by the U.S. Attorney General and the HHS Inspector General in cooperation with the states, creates an enforcement fund of a portion of all penalties collected under such program, and expands authority to impose penalties and Medicare/Medicaid exclusions. The Company cannot predict what effect, if any, these expanded enforcement authorities will have on the health care industry generally or on its business.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems.

Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Managed care entities, which represent an ever-growing percentage of health care payors, are demanding lower costs from health care providers, and in many cases, requiring or encouraging providers to accept capitated payments that may not be adequate to allow providers to cover their full costs or may reduce their profitability. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

Competition

     The health care industry, generally, and the physical and occupational therapy businesses, in particular, are highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The competitive factors in the physical and occupational therapy businesses are quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. The Company's clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned physical therapy clinics, private physical therapy clinics and chiropractors.

     The main sources of competition are acute care hospital outpatient therapy clinics and private therapy clinic organizations that provide therapy services. The Company will face further competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately owned therapy practices.

     Although there is a shortage of physical and occupational therapists in the United States, the Company believes that it can compete favorably with its competitors in hiring managing therapists by offering them ownership interests in their clinics.

In addition, management believes that providing the managing therapist with an opportunity to participate in ownership will help to ensure commitment by local management to the success of the clinic and will minimize turnover of managing therapists.

     The Company also believes its competitive position is enhanced by its strategy of locating its clinics, where possible, on the ground floor in office buildings and shopping centers, with nearby parking, thereby making the clinics more easily accessible to patients. The Company attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. Management also believes it can generally provide its services at a lesser cost than comparable services of hospitals, due to hospitals' higher overhead.

Employees

     At December 31, 1996, the Company employed 506 total employees of which 345 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

     In the states in which the Company's current clinics are located, persons performing physical and occupational therapy services are required to be licensed by the state. All persons currently employed by the Company and its clinics who are required to be licensed are licensed, and the Company intends that all future employees who are required to be licensed will be licensed.
Management is not aware of any federal licensing requirements applicable to its employees.

Insurance

     The Company maintains professional malpractice liability coverage on professionals employed in each of its clinics, in addition to general liability insurance and coverage for the customary risks inherent in the operation of health care facilities and businesses in general. Management believes its insurance policies in force to be adequate in amount and coverage for its current operations.

Item 2.  Description of Property.

Property

     The Company presently leases, under noncancelable lease terms ranging from one to five years, all of the properties used for its clinics with the exception of one clinic located in Brownwood, Texas, for which the Company owns the facility. The Company also intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies approximately 2,000 to 4,000 square feet of space.

     The Company also leases, under a five-year noncancelable operating lease beginning July 1993, its executive offices located in Houston, Texas. The executive offices occupy approximately 13,190 square feet of space (including allocations for common areas). Upon expiration of the lease, the Company has the option to extend the lease for one additional five-year period.

Item 3.  Legal Proceedings.

     The Company is subject to litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not believe the impact, if any, would be material to the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1996.

                              PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Quotations

  The Company's common stock trades on The Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "USPH". The Company's common stock is also listed on the Boston Stock Exchange under the symbol "USP". The range of trading prices, as reported by NASDAQ for each quarterly period, is set forth below. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             1996                   1995
                        HIGH       LOW          HIGH      LOW
  QUARTER

  First                $11 3/4     $11 1/8   $ 11         $ 9

  Second                11 1/4       9 1/4     10           8 1/4

  Third                  9 1/4       8 3/4     12 1/4       8 1/4

  Fourth                 9 7/8       8 3/8     12           11


Record Holders

  As of March 11, 1997, there were 68 holders of record of the Company's outstanding common stock.

Dividends

  Since inception, the Company has not declared or paid cash dividends or made distributions on its equity securities, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1996, the Company operated sixty-nine outpatient physical and occupational therapy clinics. Sixty-nine clinics were developed by the Company and opened in 1990 (one clinic), 1991 (two clinics), 1992 (three clinics), 1993 (fifteen clinics), 1994 (twenty-seven clinics), 1995 (nine clinics) and 1996 (twelve clinics). Five clinics were acquired by the Company during 1992 (three clinics) and 1994 (two clinics). In March 1995, the Company closed two clinics, which originally opened in 1994, due to adverse clinic performance and consolidated the operations of one of its clinics opened in 1994 with another clinic opened in 1993. In 1995, the Company consolidated the operations of two previously acquired clinics into one single facility and consolidated another previously acquired clinic with one of the clinics developed and opened in 1991. These consolidations were undertaken to more efficiently serve these geographic markets. In the first quarter of 1996, the Company acquired all of the assets of a clinic located in McKinney, Texas and consolidated its existing clinic located in McKinney into the acquired facility. In February 1997, the Company sold certain fixed assets located at two of the Company's clinics which opened in 1994 and 1996, respectively, and then closed such facilities.

Net Patient Revenues
Net patient revenues increased to $32,029,000 for 1996 from $24,814,000 for 1995, an increase of $7,215,000, or 29%. Net patient revenues from the twelve clinics developed since 1995 (the "New Clinics") accounted for 9% of the increase or $657,000. The remaining increase of $6,558,000 in net patient revenues comes from those fifty-seven clinics opened more than one year as of December 31, 1996 (the "Pre-1996 Clinics"). Of the $6,558,000
increase in net patient revenues for these clinics, a 26% increase in the number of patient visits increased net patient revenues by $6,524,000, which was coupled by a slight increase in the average rate charged per visit of 0.1%.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary.

Other Revenues
Other revenues, consisting of interest, sublease and real estate commission income, increased by $68,000, or 62%, to $178,000 for 1996 from $110,000 for 1995. This increase was due primarily to an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during 1996 compared to 1995, offset, in part, by a decrease in real estate commission income related to lease agreements entered into during 1995 for certain of the Company's clinic facilities.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 77% for 1996 compared to 79% for 1995.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $14,743,000 for 1996 from $11,256,000 for 1995, an increase of
$3,487,000 or 31%. Approximately 14% of the increase, or $505,000, was due to the New Clinics. The remaining 86% increase or $2,984,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1996, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to 1996. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $9,144,000 for 1996 from $7,738,000 for 1995, an increase of
$1,406,000, or 18%. Approximately 27% of the increase, or $374,000, was due to the New Clinics, while 73%, or $1,032,000, of the increase was due to the clinics opened prior to 1995. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has declined slightly from 31% for 1995 to 29% for 1996.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $929,000 for 1996 from $500,000 for 1995, an increase of 86% or
$429,000. Approximately 4% of the increase, or $17,000, was due to the New Clinics, while 96%, or $412,000, of the increase relates to the clinics opened prior to 1996. The provision as a percent of net patient revenues increased to 3% for 1996 compared to 2% for 1995, reflecting management's evaluation of the increase in bad debts written off at several of the clinics opened prior to 1996.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel and legal, and professional fees increased by 6% to $3,097,000 for 1996 from $2,932,000 for 1995, primarily due to an increase in salaries and related costs of corporate office personnel needed to service the increased number of clinics in operation at December 31, 1996 compared to December 31, 1995. Corporate office costs - general and administrative, as a percent of net revenues, decreased from 12% for 1995 to 10% for 1996, reflecting increased revenues in 1996.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Also included in recruiting and development expenses is the amortization of certain pre-opening costs which represent travel costs of personnel at the corporate office which were incurred to identify and open new clinics. The amortization of pre-opening costs incurred directly by the clinics are reflected in clinic operating costs. Corporate office costs - recruitment and development increased $49,000 or 7% to $784,000 for 1996 from $735,000 for
1995. The majority of this increase relates to additional recruiting fees incurred in connection with the Company's opening of twelve clinics in 1996 compared to the nine clinics opened in 1995.

Loss on Closure of Facilities
In February 1995, the Company decided to close two of its clinics, located in Georgia and Arizona, due to adverse clinic performance. In 1995, the Company recognized a $359,000 loss relating to these closures which occurred in March 1995. Prior to the opening of all clinic facilities, management evaluates the potential clinic partner and the demographics of the area and decides, based on this evaluation, if the elements exist for a successful partnership.
The factors considered include the prospective partner's experience and reputation within the local health care community, the prospective partner's potential for attracting referrals from physicians and other referral sources, and the potential for increased business based on the competitive situation as well as the overall ability of the prospective partner to manage and market the business. The Company overestimated the partners' ability to attract patients at the two clinics that were closed during 1995, and, consequently, revenues at the two clinics did not meet minimum expectations. Upon further analysis, the Company did not believe the revenue shortfalls in these two clinics could be remedied in a reasonable period of time. The Georgia and Arizona clinics, which both opened during 1994, accounted for net patient revenues and clinic operating costs of $35,000 and $78,000, respectively, for 1995.

In February 1997, the Company sold certain fixed assets located at one of the Company's clinics in Mississippi, along with assets located at the Alabama satellite of this facility. No loss was recognized relating to the closure of these two facilities. The Mississippi and Alabama clinics, which opened in 1994 and 1996, respectively, accounted for net patient revenues for 1996 and 1995 of $345,000 and $419,000, respectively, and clinic operating costs for 1996 and 1995 of $506,000 and $292,000, respectively.

No other clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

Interest Expense
Interest expense of $745,000 for 1996 relates primarily to $244,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $400,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $75,000 of interest expense was recorded in 1996 relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Life Insurance Proceeds
During 1995, the managing physical therapist at one of the Company's clinics passed away in an automobile accident. In connection with this event, the Company recognized a net $700,000 in life insurance proceeds.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $460,000, or 84%, to $1,007,000 in 1996 from $547,000 in 1995 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $117,000 for 1996 compared to $77,000 for 1995, an increase of $40,000 or 52%. This increase is due primarily to an increase in taxable income from 1995 to 1996.

Net Income
The Company's net income for 1996 of $1,641,000 exceeded 1995's net income of $742,000 principally due to the $7,283,000 increase in net revenues, which more than offset the $5,276,000 increase in clinic operating costs and the $460,000 increase in minority interests in subsidiary limited partnerships. In addition, 1995 included the $700,000 gain from life insurance proceeds, offset by the $359,000 loss on closure of facilities, both of which were not present in 1996.

Liquidity and Capital Resources

At December 31, 1996, the Company had $4,912,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries and future clinic developments and acquisitions. Included in cash and cash equivalents at December 31, 1996 is $3,199,000 of short-term government agency securities and $500,000 of short-term government money market funds. The market value of the short-term U.S. government agency securities and the Government money market funds approximated the carrying value of such securities as of December 31, 1996.

The increase in cash of $2,278,000 from December 31, 1995 to December 31, 1996 is due to cash provided by operating activities of $4,719,000, coupled with proceeds from notes payable of $215,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles, in the amount of $1,967,000, and distributions to minority partners in subsidiary limited partnerships of $666,000.

The Company's current ratio remained relatively stable at 4.56 to
1.00 at December 31, 1996 compared to 4.70 to 1.00 at December 31, 1995. At December 31, 1996, the Company had a debt-to-equity ratio of 1.10 to 1.0 compared to 1.59 to 1.0 at December 31, 1995. The improvement in the debt-to-equity ratio from December 31, 1995 to December 31, 1996 relates primarily to the increase in equity as a result of the net income of $1,641,000 for 1996.

As of December 31, 1996, the Company had outstanding commitments for construction of certain facilities totaling approximately $39,000. The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series B and the 8% Convertible Subordinated Notes, Series

C is $61,000, $40,000 and $60,000, respectively, through June 30,
2003, June 30, 2004 and June 30, 2004, respectively.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through 1997.

Recently Promulgated Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The effect of adoption did not have any material effect on the financial statements.

Factors Affecting Future Results

In 1995, the Company reduced the number of new clinic openings to nine from twenty-nine new clinics opened during 1994 and focused primarily on enhancing the results of operations of its existing clinics. The fewer clinic openings in 1995 significantly reduced corporate office-recruitment and development expenses, since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees, as well as reduced the effect of initial operating losses from new clinics on the Company's results of operations. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. With the majority of the clinics being more seasoned and now recognizing profitable monthly results, the Company increased the number of new clinic openings to twelve for 1996 and expects to further accelerate the pace of new clinic openings in 1997.

Item 7.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                25

Audited Financial Statements

Consolidated Balance Sheets as of
  December 31, 1996 and 1995                                  26

Consolidated Statements of Operations for the years
  ended December 31, 1996 and 1995                            28

Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 1996 and 1995                  29

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996 and 1995                            30

Notes to Consolidated Financial Statements                    32

                REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                      ERNST & YOUNG LLP



Houston, Texas
March 14, 1997

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                               DECEMBER 31,
                                            1996         1995

ASSETS
Current assets:
  Cash and cash equivalents               $  4,912     $  2,634
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,159 and $727, respectively         6,359        5,873
  Accounts receivable-other                    127          108
  Other current assets                         407          382
      Total current assets                  11,805        8,997
Fixed assets (Note 4):
  Furniture and equipment                    7,043        6,008
  Leasehold improvements                     3,280        2,781
                                            10,323        8,789

  Less accumulated depreciation              4,317        2,897
                                             6,006        5,892
Noncompete agreements, net of
  amortization of $406, and $308,
  respectively                                 218          317
Goodwill, net of amortization of
    $94, and $56, respectively                 811          547
Other assets                                   643          157
                                          $ 19,483     $ 15,910











         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                              DECEMBER 31,
                                            1996        1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $    275     $    287
  Accrued expenses                             971          887
  Estimated third-party payor
    (Medicare) settlements (Note 2)          1,277          715
  Notes payable (Note 4)                        68           24
      Total current liabilities              2,591        1,913

Notes payable - long-term portion
  (Note 4)                                     226          116
Convertible subordinated notes
  payable (Note 4)                           8,050        8,050
Minority interests in subsidiary limited
  partnerships (Note 12)                     1,021          669
Commitments (Note 12)                            -            -
Shareholders' equity(Notes 7,8,9 and 10):
  Preferred stock, $.01 par value,
    500 shares authorized, -0- shares
    outstanding                                  -            -
  Common stock, $.01 par value, 10,000
    shares authorized, 3,595 and 3,520
    shares outstanding at December 31,
    1996 and 1995, respectively                 36           35
  Additional paid-in capital                11,661       10,870
  Accumulated deficit                       (4,102)      (5,743)
      Total shareholders' equity             7,595        5,162
                                          $ 19,483     $ 15,910





         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)


                                          Year Ended December 31,
                                             1996         1995

Net patient revenues                      $ 32,029     $ 24,814
Other revenues                                 178          110
Net revenues                                32,207       24,924

Clinic operating costs:
  Salaries and related costs                14,743       11,256
  Rent, clinic supplies and other            9,144        7,738
  Provision for doubtful accounts              929          500
                                            24,816       19,494
Corporate office costs:
  General and administrative                 3,097        2,932
  Recruitment and development                  784          735
                                             3,881        3,667

Loss on closure of facilities                  -            359

Operating income before non-
  operating expenses                         3,510        1,404

Interest expense                              (745)        (738)

Life insurance proceeds                        -            700

Minority interests in subsidiary
  limited partnerships                      (1,007)        (547)

Income before income taxes                   1,758          819

Provision for income taxes
  (Notes 2 and 6)                             (117)         (77)

Net income                                $  1,641     $    742

Net income per common and common
  equivalent share                        $    .45     $    .20



         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (in thousands)

                                                     Total
                                  Add'l    Accumu-   Share-
                Number            Paid-In  lated     holders'
                Of Shares Amount  Capital  Deficit   Equity
Balance at
  Dec. 31,1994    3,512    $ 35   $10,821   $(6,485)   $4,371

Proceeds from
  exercise of
  stock options       8       -        49      -           49

Net income            -       -         -    742          742

Balance at
  Dec. 31, 1995   3,520      35     10,870   (5,743)    5,162

Proceeds from
  exercise of
  stock options       4       -         27        -        27

Interest enhance-
  ment on 8%
  Convertible
  Subordinated
  Notes,Series B     71       1        764        -       765

Net income            -       -          -    1,641     1,641

Balance at
  Dec. 31, 1996   3,595   $  36    $11,661  $(4,102)   $7,595












         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                         Year Ended December 31,
                                            1996         1995

Operating activities
Net income                               $   1,641     $    742
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization            1,735        1,672
    Minority interests in earnings of
      subsidiary limited partnerships        1,007          547
    Provision for bad debts                    929          500
    Loss on sale of fixed assets                 2            1
    Loss on disposal of certain assets
      in closure of facilities                   -          158
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                            (1,415)      (1,885)
    Decrease (increase) in accounts
      receivable-other                         (19)         121
    Decrease (increase) in other assets         43          (38)
    Increase in accounts payable and
      accrued expenses                         234           92
    Increase in estimated third-party
      payer (Medicare)settlements              562          446
Net cash provided by operating
  activities                                 4,719        2,356

Investing activities
Purchase of fixed assets                    (1,677)      (1,485)
Purchase of intangibles                       (301)         (26)
Proceeds on sale of fixed assets                11           48
Net cash used in investing activities       (1,967)      (1,463)








        See notes to consolidated financial statements.

         U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                         YEAR ENDED DECEMBER 31,
                                            1996         1995

Financing activities
Proceeds from notes payable                   215             -
Payment of notes payable                      (61)         (247)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                 11            94
Proceeds from exercise of stock options        27            49
Distributions to minority investors
  in subsidiary limited partnerships         (666)         (272)
Net cash used in financing activities        (474)         (376)
Net increase in cash and cash
  equivalents                               2,278           517
Cash and cash equivalents - beginning
  of period                                 2,634         2,117
Cash and cash equivalents - end of
  period                                 $  4,912      $  2,634

Supplemental disclosures of cash flow
information

Cash paid during the period for:
  Income taxes                           $    137      $     50
  Interest                               $    667      $    665
















        See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996

1.  Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its wholly owned subsidiaries (the
"Company") is engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. As of December 31, 1996, the Company was operating sixty-nine clinics: seventeen in Texas, twelve in Michigan, six in Florida, five in Mississippi, four in Georgia and Pennsylvania, respectively, three in Louisiana, two in Maine, Missouri, Oklahoma and Wisconsin, respectively, and one in Alabama, Connecticut, Illinois, Iowa, Minnesota, Montana, New Mexico, New Jersey, South
Carolina and Virginia, respectively. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 80% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 19% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

2.  Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper, Eurodollar deposits and short-term treasury and U.S. government agency securities. Included in cash and cash equivalents at December 31, 1996 is $3,199,000 of short-term U.S. government agency securities and $500,000 of short-term government money market funds.

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

Non-compete agreements are being amortized on a straight-line basis over their respective six- or seven-year terms. Goodwill is being amortized on a straight-line basis over twenty years.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 did not have a material effect on the Company's operations.

Net Patient Revenues

Net patient revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retrospective adjustments under

Medicare. Retrospective adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.
The Company has agreements with third party payors that provide for payments to the Company at amounts different from its established rates. Medicare reimbursement for outpatient physical therapy or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. The Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1994. Revenues from the Medicare program accounted for approximately 13% of the Company's net patient revenues for the year ended December 31, 1996. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.
While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. The Company has also entered into payment agreements with certain commercial insurance carriers and health maintenance organizations. The basis for payment to the Company under these agreements is primarily based on discounts from established rates.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Values

The carrying amounts reported in the balance sheet for cash and cash equivalents and long-term borrowings approximate their fair values. The fair values of the long-term borrowings are estimated using discounted cash flow analyses, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Pre-opening Costs

Pre-opening costs, which are costs incurred prior to the opening of a new clinic and consist primarily of legal and travel costs and salary paid to the clinic director, are deferred and amortized on a straight-line basis over a period ranging from one to two years commencing with opening of the facility. As of December 31, 1996 and 1995, $0 and $34,000 of pre-opening costs, net of accumulated amortization, were capitalized in Other Assets. Amortization expense for 1996 and 1995 relating to such assets was $34,000 and $174,000, respectively.

Net Income Per Share

Earnings per share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.
Convertible subordinated notes have not been included as the computation would not be dilutive. Weighted average common shares outstanding were 3,680,000 and 3,729,000 for the years ended December 31, 1996 and 1995, respectively.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for 1995 have been reclassified to conform with the presentation used for 1996.

3.  Non-Cash Transaction

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B ("the Series

B Notes"). The Series B Notes contained a contingent interest enhancement feature which allowed the Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996. A total of 70,965 shares of the Company's Common Stock were issued in connection with the Contingent Interest Enhancement feature. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 70,965 shares. As of December 31, 1996, $200,000 of amortization relating to the deferred financing costs had been recorded.

4.  Notes Payable

On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of the Company's 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which are subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran, who purchased $2,000,000 of the Notes. The Notes bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price is $10.00 per share (subject to adjustment as provided in the Notes). The Company can require the Note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $20.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. As of December 31, 1996, none of the Notes had been converted into Common Stock of the Company.

On May 5, 1994, the Company completed the issuance and sale of $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 (the "Series B Notes"). The Series B Notes were issued at par in a private placement. The

Series B Notes are convertible at the option of the holder, into the number of whole shares of the Company's Common Stock, determined by dividing the principal amount so converted by $12.00 (the
"Conversion Price"), subject to adjustment upon the occurrence of certain events. The Company may require conversion, in whole or in part, at any time at the Conversion Price then in effect if, during the preceding 90-day period, the average market price of the Company's Common Stock equals or exceeds $20.00 per share. The
Series B Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's
Common Stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 70,965 shares of its Common Stock in connection with the interest enhancement feature.

The Company also completed on May 5, 1994, the issuance and sale of $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Notes were issued at par in a private placement to a company controlled by one of the Company's directors, Mr. Richard C. W. Mauran. The Series C Notes are convertible, at the option of the holder, into the number of whole shares of Common Stock, determined by dividing the principal amount so converted by $10.00, subject to adjustment upon the occurrence of certain events. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly.

Both Series B and C Notes are unsecured subordinated obligations of the Company and rank pari passu with the Company's 8% Convertible
Subordinated Notes due June 30, 2003. Each of the Notes are subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

Holders of the Notes have piggy-back registration rights as set forth in the Registration Agreement relating to the Notes. Holders of the Series B Notes and Series C Notes each have demand and piggy-back registration rights as set forth in the Registration Agreements relating to the Notes.

Notes payable as of December 31, 1996 and 1995 consist of the following:
                                            December 31,
                                        1996            1995

Promissory note at a floating
interest rate of 1% above prime,
payable in semi-annual install-
ments beginning January 31, 1993
until the earlier of payment of
the entire principal and accrued
interest due or 30 days from the
sixth anniversary of the date of
this note.  Each  installment of
principal is equal to the greater
of $9,375 or 4.5% of the net patient
revenue of one of the Company's
clinics for the six months of the
calendar year immediately preceding
each installment date.  This note
is secured by certain furniture and
equipment with a net book value
of approximately $15,000.           $   73,000      $   96,000

Promissory note at a floating
interest rate of 1% above prime,
payable in monthly installments
through November 1, 2001.  This
note is secured by the facility,
with a net book value of approxi-
mately $84,000 of one of the
Company's clinics                       38,000          44,000

Unsecured promissory notes with
a 7% interest rate payable in
equal monthly installments
through December 31, 2000              183,000               -

8% Convertible Subordinated
Notes due June 30, 2003 with
interest payable quarterly           3,050,000       3,050,000

                                            December 31,
                                        1996            1995

8% Convertible Subordinated
Notes, Series B due June 30,
2004, with interest payable
quarterly                            2,000,000       2,000,000

8% Convertible Subordinated
Notes, Series C, due June 30,
2004, with interest payable
quarterly                            3,000,000       3,000,000
                                     8,344,000       8,190,000

Less current portion                   (68,000)        (24,000)
                                    $8,276,000      $8,166,000

Scheduled maturities for the next five years and thereafter as of December 31, 1996 are as follows:

         1997                        $  68,000
         1998                           69,000
         1999                           69,000
         2000                           69,000
         2001                           19,000
         Thereafter                  8,050,000
                                    $8,344,000

5.  Related Party Transactions

During both 1996 and 1995, the Company recognized interest expense of $414,000, respectively, relating to Convertible Subordinated
Notes held by directors of the Company.

See Note 4 for additional related party transactions.

6.  Income Taxes

Significant components of the Company's deferred tax assets at December 31, 1996 and 1995, are as follows:

                                          1996          1995

Deferred tax assets:
  Tax net operating loss
    carryforwards                      $  745,000    $1,577,000
  Investment in partnerships              567,000       367,000
  Minimum tax credit carryforward          75,000           -
  Total                                 1,387,000     1,944,000

Less valuation allowance               (1,387,000)   (1,944,000)

Net deferred federal income taxes            -             -

The valuation allowance decreased by $557,000 due to the utilization of the net operating loss carryforwards.

The differences between the federal tax rate and the Company's effective tax rate, at December 31, 1996 and 1995, are as follows:

                                1996               1995

U.S. tax at statutory
  rate                   $574,000   35.00%   $260,000   35.00%
Utilization of net
  operating loss
  carryforwards          (557,000) (33.95)    (15,000)  (2.02)
State income taxes         43,000    2.62      77,000   10.38
Nondeductible expenses     29,000    1.76      26,000    3.52
Nontaxable income            -         -     (271,000) (36.51)
Other-net                  28,000    1.70         -        -
                         $117,000    7.13%   $ 77,000   10.37%

Significant components of the provision for income taxes, for the years ended December 31, 1996 and 1995, are as follows:

                                           1996           1995

Current:
  Federal                              $   74,000     $     -
  State                                    43,000         77,000
  Total current                           117,000         77,000
Total income tax provision             $  117,000     $   77,000

As of December 31, 1996 and 1995, the Company had total unused operating loss carryforwards of $2,130,000 and $4,507,000, respectively, for income tax purposes which will expire beginning in the years 2008 and 2007, respectively.

Income taxes paid during 1996 and 1995 were approximately $137,000 and $50,000, respectively.

7.  Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

1992 Stock Option Plan, as Amended

The Company has a 1992 Stock Option Plan, as amended (the "Option Plan") which permits the Company to grant to key employees and outside directors of the Company options to purchase up to 550,000 shares of Common Stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the Option Plan are granted at an exercise price of not less than the fair market value of the shares of Common Stock on the date of grant. The exercise prices of non-incentive options granted under the Option Plan are determined by the committee which administers the Option Plan upon each grant. The period within which each option will be exercisable is determined by the committee which administers the Option Plan (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 1996 and 1995, 78,750 and 78,750 incentive stock options and 416,000 and 310,500 non-incentive stock options have been granted.

Outstanding incentive stock options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant. Of the 416,000 non-incentive stock options granted as of December 31, 1996, 191,000 options vest 100% on the date of grant, 217,000 options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and 8,000 options vest 100% six months from the date of grant.

The following weighted-average assumptions for 1996 were used in estimating the fair value of the options granted under the Option
Plan: risk-free interest rates ranging from 6.13% to 6.36%; dividend yield rate of 0%; volatility factor of the expected market price of the Company's common stock of .261; and a weighted-average expected life of the option of 8 years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and a weighted-average expected life of 5 years for the remaining options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                   1996                1995
Pro forma net income               $1,426              $ 447

Pro forma earnings per share       $  .40              $ .13

A summary of the Company's Option Plan activity, and related information for the years ended December 31 follows:

                      1996                     1995
                            Weighted-                  Weighted-
                            Average                    Average
                            Exercise                   Exercise
                Options     Price          Options     Price
Outstanding-
 beginning
 of year        381,500       $ 8.41       246,250     $ 7.48

Granted         105,750         9.59       164,750       9.82
Exercised        (4,000)        6.75        (7,750)      6.51
Forfeited          (250)        8.63       (21,750)      9.23
Outstanding-
 end of year    483,000       $ 8.68       381,500     $ 8.41

Exercisable
 at end
 of year        241,625       $ 8.66       181,500     $ 8.61

Weighted-
 average
 fair value
 of options
 granted
 during the
 year           $ 4.12                     $ 4.02

Exercise prices for options outstanding as of December 31, 1996 ranged from $6.25 to $12.00. The weighted-average remaining contractual life of those options is 7.95 years.

Executive Option Plan

The Executive Option Plan ( the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates options to purchase up to 200,000 shares of Common Stock (subject to adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of the options granted under the Executive Plan are determined by the committee which administers the Executive Plan upon each grant, and in the case of incentive and non-incentive options, may not be less than the greater of 175% of the fair market value of a share of Common Stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the committee which administers the Executive Plan (in no event may the exercise period extend beyond 10 years from the date of grant).
The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Executive Plan activity, and related information for the years ended December 31 follows:

                      1996                        1995
                            Weighted-                  Weighted-
                            Average                    Average
                            Exercise                   Exercise
                Options     Price          Options     Price
Outstanding-
 beginning
 of year        105,000       $ 13.31      140,000     $ 13.16

Granted            -              -           -          -
Exercised          -              -           -            -
Forfeited          -              -        (35,000)      12.69
Outstanding-
 end of year    105,000       $ 13.31      105,000     $ 13.31

Exercisable
 at end
 of year         25,000       $ 12.69         -            -

Weighted-
 average
 fair value
 of options
 granted
 during the
 year              -                          -

Exercise prices for options outstanding as of December 31, 1996 ranged from $12.69 to $14.88. The weighted-average remaining contractual life of those options is 6.71 years.

8. Warrants

In connection with the Company's initial public offering of its stock effective May 28, 1992, the Company agreed to sell to the managing underwriter, for nominal consideration, warrants to purchase from the Company 120,000 shares of Common Stock (the "Representative's Warrants"). The Representative's Warrants are initially exercisable at a price of $8.125 per share of Common Stock for a period of four years, commencing one year from the initial public offering date.

The Representative's Warrants contain anti-dilution provisions providing for adjustment of the number of warrants and exercise price under certain circumstances. In addition, the Representative's Warrants grant to the holders certain rights of registration of the Common Stock issuable upon exercise of the Representative's Warrants. As of December 31, 1996 and 1995, none of the Representative's Warrants have been exercised.

In connection with the private placement of 172,000 shares of the Company's Common Stock on March 10, 1994, the Company also issued warrants to purchase 8,600 shares of the Company's Common Stock (the "Agent's Warrants") to the Company's placement agent as part of such placement agent's fee. The Agent's Warrants, which were initially exercisable at $10.00 per share of Common Stock for a period of eighteen months, were repurchased by the Company in September 1995 for $7,526.

9. Preferred Stock

The Board of Directors of the Company is empowered, without approval of the stockholders, to cause shares of Preferred Stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences, and limitations of each series. There are no provisions in the Company's Articles of Incorporation specifying the vote required by the holders of Preferred Stock to take action.

All such provisions would be set out in the designation of any series of Preferred Stock established by the Board of Directors. The bylaws of the Company specify that, when a quorum is present at any meeting the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law or the Company's Articles of Incorporation. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of Preferred Stock preferences, powers, and rights, voting or otherwise, senior to the right of holders of Common Stock. The issuance of the Preferred Stock could have the effect of delaying or preventing a change in control of the Company. The Board of Directors has no present plans to issue any of the Preferred Stock.

10.  Stock Purchase and Matching Share Plan

On November 17, 1993, the Board of Directors of the Company adopted the U.S. Physical Therapy, Inc. Stock Purchase and Matching Share Plan (the "Plan"), effective January 1, 1993, covering 100,000 shares of the Company's Common Stock, $.01 par value, issuable upon purchase of shares and awards of matching shares under the Plan. The Plan is intended to further the profitability and growth of the Company by providing incentives to eligible physical therapy clinic partners. The Plan will provide eligible physical therapy clinic partners with stock ownership opportunities in the form of purchases of the Company's Common Stock and matching grants by the Company of the Company's Common Stock in accordance with the terms and conditions of the Plan. As of December 31, 1996 and 1995, no shares have been purchased or awarded under the Plan.

In total, the Company has 1,741,667 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option
Plan, the Representative's Warrants, the 8% Convertible
Subordinated Notes, the Series B Notes, the Series C Notes and the Stock Purchase and Matching Share Plan.

11.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized $-0- in contribution expense for the years ended
December 31, 1996 and 1995, respectively.

12.  Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $2,415,000 and $2,093,000 for the years ended December 31, 1996 and 1995, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The leases also provide for renewal periods ranging from one to six years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for the next five years and in the aggregate are as follows:

       1997                            $2,568,000
       1998                             2,173,000
       1999                             1,225,000
       2000                               539,000
       2001                               183,000
       Thereafter                          17,000
                                       $6,705,000

Employment Agreements

At December 31, 1996, the Company had an outstanding employment agreement with one of its executive officers for $150,000 annually for a three-year period ending in 1997. Subsequent to December 31, 1996, this agreement was amended to extend to the year 2002 at $165,000 annually.

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $4,523,000 in 1997 and $6,954,000 in the aggregate through 2001.
In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's gross revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapist partners of $4,852,000 and $3,919,000 for the years ended December 31, 1996 and 1995, respectively.
The employment agreements generally include a non-competition provision which extends through the term of the agreement and for one to two years thereafter.

Minority Interest in Outpatient Physical Therapy Clinic Limited
Partnerships

The managing physical and occupational therapist of each clinic owns a partial interest in the clinic he or she operates. This is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 80% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 19% to 40%.

The majority of the partnership agreements are structured such that the managing therapist begins with a 20% profit interest in his or her clinic limited partnership and, at the end of each of the first five years, the managing therapist's profit interest increases by 3% until his or her interest reaches 35%. These therapists have no interest in net losses of clinic partnerships, except to the extent of their capital accounts. The Company presently anticipates that future clinics developed by the Company will be structured in a comparable manner.

13.  Subsequent Event

In February 1997, the Company sold certain fixed assets located at one of the Company's clinics in Mississippi, along with assets located at the Alabama satellite of this facility. No loss was recognized relating to the closure of these two facilities. The Mississippi and Alabama clinics, which opened in 1994 and 1996, respectively, accounted for net patient revenues for 1996 and 1995 of $345,000 and $419,000, respectively, and clinic operating costs for 1996 and 1995 of $506,000 and $292,000, respectively.

                           PART III


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

 The information required by Items 401 and 405 of Regulation S-B is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Items is incorporated herein by reference.

Item 10.  Executive Compensation.

 The information required by Item 402 of Regulation S-B is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

 The information required by Item 403 of Regulation S-B is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

 The information required by Item 404 of Regulation S-B is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

 3.1 Articles of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-47019) and incorporated herein by reference).

 3.2 Bylaws of the Company, as amended (filed as an exhibit to the Company's 1993 Form 10-KSB).

 4.1 Form of Representative's Warrant Agreement (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-47019) and incorporated herein by reference).

 4.2 Convertible Subordinated Note Purchase Agreement dated June 2, 1993 (filed as an exhibit to the Company's Form 8-K dated June 10, 1993 and incorporated herein by reference).

 4.3   Form of U.S. Physical Therapy, Inc. 8% Convertible
       Subordinated Note (filed as an exhibit to the Company's Form 8-K dated June 2, 1993 and incorporated herein by reference).

 4.4   Amendment to Convertible Subordinated Note Purchase
       Agreement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).

 4.5 Amendment to Representative's Warrant Agreement dated as of May 28, 1992 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).

 4.6 Form of 8% Convertible Subordinated Note, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

 4.7 Registration Agreement for Series B Note (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

 4.8 Form of 8% Convertible Subordinated Note, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

 4.9 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

 10.1 1992 Stock Option Plan, as amended (filed as an exhibit to Amendment No. 1 to the Company's Form 10-QSB, for the quarter ended March 31, 1995 and incorporated herein by reference).

 10.2 Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).

 10.3  Amended Employment Agreement between the Company and J.
       Livingston Kosberg (filed as an exhibit to Amendment No. 1 to the Company's Form 10-QSB, for the quarter ended March 31, 1995 and incorporated herein by reference).

 10.4  Employment Agreement between the Company and Mark J.
       Brookner (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-47019) and incorporated herein by reference).

 10.5 Employment Agreement between the Company and Roy W. Spradlin (filed as an exhibit to Amendment No. 1 to the Company's
       Form 10-KSB, for the year ended December 31, 1994 and incorporated herein by reference).

 10.6  Amended and Restated Employment Agreement between the
       Company and Roy W. Spradlin.

 21    Subsidiaries of the Company.

 23    Consent of Ernst & Young LLP (Registration Nos. 33-63446,
       33-63444, 33-91004 and 33-93040).

 27    Financial Data Schedule.

(b) Reports on Form 8-K
         No  Form  8-K  was  filed for the  quarter  ended December
         31, 1996.

                          SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  U.S. PHYSICAL THERAPY, INC.       By:    /s/ Mark J. Brookner
    (Registrant)                        Mark J. Brookner, Chief
                                        Financial Officer,
                                        Assistant Secretary and
                                        Treasurer
                                        (principal financial
                                        and accounting officer)

                                    Date:   March 27, 1997

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


  By: /s/ J. Livingston Kosberg    By: /s/ George H. Hargrave
     J. Livingston Kosberg,            George H. Hargrave,
     Chairman of the Board             Director

  By: /s/ Roy W. Spradlin          By: /s/ James B. Hoover
     Roy W. Spradlin, President,       James B. Hoover,
     Chief Exeutive Officer and        Director
     Director
     (principal executive officer)

  By: /s/ Mark J. Brookner         By: /s/ Marlin W. Johnston
     Mark J. Brookner, Chief           Marlin W. Johnston,
     Financial Officer, Assistant      Director
     Secretary, Treasurer and
     Director
     (principal financial and
     accounting officer)

  By:                              By:
     Daniel C. Arnold,                 Richard C.W. Mauran,
     Director                          Director

  By: /S/ Nelson Broms             By: /s/ Albert L. Rosen
      Nelson Broms                     Albert L. Rosen
      Director                         Director

                        INDEX OF EXHIBITS

EXHIBIT NO.           IDENTITY OF EXHIBIT                   PAGE NO.

3.1           Articles of Incorporation of
              the Company (filed as an exhibit
              to the Company's Registration
              Statement on Form S-1 (33-47019)
              and incorporated herein by
              reference).                                       --

3.2           Bylaws of the Company, as amended
              (filed as an exhibit to the Company's
              1993 Form 10-KSB).                                --

4.1           Form of Representative's Warrant
              Agreement (filed as an exhibit
              to the Company's Registration
              Statement on Form S-1 (33-47019)
              and incorporated herein by reference).            --

4.2           Convertible Subordinated Note Purchase
              Agreement dated June 2, 1993 (filed as
              an exhibit to the Company's Form 8-K
              dated June 10, 1993 and incorporated
              herein by reference).                             --

4.3           Form of U.S. Physical Therapy, Inc.
              8% Convertible Subordinated Note
              dated June 2, 1993 (filed as an
              exhibit to the Company's Form 8-K
              dated June 2, 1993 and incorporated
              herein by reference).                             --

4.4           Amendment to Convertible Subordinated
              Note Purchase Agreement dated March 10,
              1994 (filed as an exhibit to the Company's
              Form 8-K dated March 25, 1994 and
              incorporated herein by reference).                --

                       INDEX OF EXHIBITS

EXHIBIT NO.           IDENTITY OF EXHIBIT                   PAGE NO.

4.5           Amendment to Representative's Warrant
              Agreement dated as of May 28, 1992
              (filed as an exhibit to the Company's
              Form 8-K dated March 25, 1994 and
              incorporated herein by reference).                --

4.6           Form of 8% Convertible Subordinated
              Note, Series B (filed as an exhibit
              to the Company's Form 8-K dated
              May 5, 1995 and incorporated herein
              by reference).                                    --

4.7           Registration Agreement for Series B
              Note (filed as an exhibit to the
              Company's Form 8-K dated May 5, 1995
              and incorporated herein by reference).            --

4.8           Form of 8% Convertible Subordinated
              Note, Series C (filed as an exhibit
              to the Company's Form 8-K dated
              May 5, 1995 and incorporated herein
              by reference).                                    --

4.9           Registration Agreement for Series C
              Notes (filed as an exhibit to the
              Company's Form 8-K dated May 5, 1995
              and incorporated herein by reference).            --

10.1          1992 Stock Option Plan, as amended
              (filed as an exhibit to Amendment
              No. 1 to the Company's Form 10-QSB,
              for the quarter ended March 31, 1995
              and incorporated herein by reference).            --

10.2          Executive Option Plan (filed as an
              exhibit to the Company's Registration
              Statement on Form S-8 (33-63444)
              and incorporated herein by reference).            --

                       INDEX OF EXHIBITS

EXHIBIT NO.           IDENTITY OF EXHIBIT                    PAGE NO.


10.3          Amended Employment Agreement between
              the Company and J. Livingston Kosberg
              (filed as an exhibit to Amendment
              No. 1 to the Company's Form 10-QSB for
              the quarter ended March 31, 1995 and
              incorporated herein by reference).                --

10.4          Employment Agreement between the
              Company and Mark J. Brookner (filed
              as an exhibit to the Company's
              Registration Statement on Form S-1
              (33-47019) and incorporated herein
              by reference).                                    --

10.5          Employment Agreement between the
              Company and Roy W. Spradlin (filed
              as an exhibit to Amendment No. 1 to
              the Company's Form 10-KSB for
              the year ended December 31, 1994
              and incorporated herein by reference).            --

10.6          Amended and Restated Employment
              Agreement between the Company and
              Roy W. Spradlin.                                  59

21            Subsidiaries of the Company.                      69

23            Consent of Ernst & Young LLP
              (Registration Nos. 33-63446, 33-63444,
              33-91004 and 33-93040).                           75

27            Financial Data Schedule.                          76

                                                                EXHIBIT 10.6

             AMENDED AND RESTATED EMPLOYMENT AGREEMENT

 THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is entered into by and between U. S. Physical Therapy, Inc. a Nevada corporation ("Employer") and Roy Spradlin ("Employee") as of February 21, 1997, and supersedes that certain Employment Agreement between the parties effective May 18, 1994. Employer and Employee may be referred to herein collectively as the "Parties" and individually as a "Party."

 Section 1. Term. Employer hereby continues the employment of Employee and Employee hereby accepts continued employment with Employer for a term of five (5) years beginning on the date of execution hereof ("Commencement Date") and continuing until February 21, 2002.

 Section 2. Duties of Employee. Employee is engaged to serve as President and Chief Executive Officer of Employer and to perform such duties and responsibilities as are customarily performed by persons acting in such capacity or such other duties as may be assigned by Employer from time to time. Employee shall perform these duties in accordance with the policies and objectives established by Employer's Board of Directors.

 Section 3. Full-Time Employment. Employee shall devote substantially all of his working time and talent to the business of Employer during the term hereof and shall diligently and to the best of his ability perform all duties incident to his employment hereunder, using his best efforts to promote the interests of Employer.

 Section 4. Position on the Board of Directors. Employer agrees to use its best efforts to cause Employee to be elected to the Board of Directors of Employer.

 Section 5. Base Compensation. Subject to the terms and conditions of this Agreement, as partial compensation for services rendered and Employee's covenants and agreements under this Agreement, Employer shall pay to Employee a base salary of ONE HUNDRED AND SIXTY-FIVE THOUSAND AND NO/100THS DOLLARS ($165,000.00) per year

("Base Compensation"), payable in equal semi-monthly installments on the fifteenth (15th) and final days of each month during the term hereof. From time to time (but at least once a year) Employer and Employee shall review Employee's performance, and at that time Employer, in its sole discretion, shall determine whether Employee's salary should be increased. At no time during the term hereof will Employee's salary be decreased.

 Section 6. Additional Compensation. Subject to the terms and conditions of this Agreement, in addition to the Base Compensation, Employer may provide incentive compensation in the form of cash bonuses. The amount of such bonus is discretionary and will be determined by the Board of Directors of Employer or a compensation committee thereof, taking into consideration any factor as the Board of Directors or compensation committee deems relevant, but the total amount of the cash bonuses shall not generally exceed twenty percent (20%) of Employee's Base Compensation except in the case of extraordinary results or performance.

 Section 7. Business Expenses. Employer shall reimburse Employee for business expenses directly and reasonably incurred in the performance of his duties.

 Section 8. Benefits and Plans. Employee shall be entitled to such fringe benefits, including vacation, sick and personal leave, insurance (health, disability and life) and stock options generally available to the executive officers of Employer, and Employee shall be entitled to participate, subject to all conditions of eligibility, in any qualified retirement plan(s), deferred compensation plan, and in any benefits provided by any salary continuation, disability insurance, hospitalization insurance, major medical insurance, medical reimbursement, life insurance or other benefit plan which may be adopted by Employer. Also, the Employer shall continue Employee's monthly salary for a period of up to 90 continuous days during any period of Employee's sickness or disability.

 Section 9. Termination. This Agreement shall terminate prior to the expiration of the term hereof upon the occurrence of any one of the following events:

(a) Disability. In the event that Employee is unable fully to perform his duties and responsibilities hereunder to the full extent required by Employer by reason of illness, injury or incapacity for ninety (90) consecutive days, this Agreement may be terminated by Employer, and Employer shall have no further liability or obligation to Employee for compensation or otherwise hereunder; provided, however, that Employee shall continue to be compensated as provided in this Agreement during such 90-day period and until termination under this section, and provided further, that Employee will be entitled to receive the payments prescribed under any disability benefits plan in which Employee was participating. In the event of any dispute under this Section 9, Employee shall submit to a physical examination by a licensed physician selected by Employer.

 (b) Death. In the event that Employee dies during the term hereof, Employer shall pay to his executors, legal representatives or administrators an amount equal to one (1) year's base compensation set forth in Section 5 hereof, and thereafter Employer shall have no further liability or obligation hereunder to Employee's executors, legal representatives, administrators, heirs or assigns or any other person claiming under or through Employee; provided, however, that Employee's heirs, legal representatives or administrators will be entitled to receive the payments prescribed under any death or disability benefits plan in which Employee was participating.

 (c) Cause. Nothing in this Agreement shall be construed to prevent its termination by Employer at any time for "cause". For purposes of this Agreement, "cause" shall mean (i) the failure of Employee to perform or observe (other than by reason of illness, injury or incapacity) any of the terms or provisions of this Agreement, including the failure of Employee to follow the reasonable written directions of Employer's Board of Directors, (ii) dishonesty or misconduct on the part of Employee that is or is reasonably likely to be damaging or detrimental to the business of Employer, (iii) conviction of a crime involving moral turpitude,
(iv) habitual insobriety or failure to perform duties due to abuse of alcohol or drugs, or (v) misappropriation of funds. Prior to terminating this Agreement on account of Employee's failure to perform or observe any of the terms and conditions of this

Agreement (but not for any of the other enumerated "causes" stated in (ii) through (v) above, Employer shall give Employee thirty (30) days written notice and an opportunity to cure such failure to the satisfaction of Employer. Upon termination for cause, Employer shall pay to Employee all sums due to Employee through the date of such termination. Following such a termination, Employer shall have no further duty or obligation to Employee; provided, however, that Employee shall continue to be bound by Sections 11 through 17.

 Section 10.  Special Benefit in the Event of Termination Without
Cause or Merger, Sale, or Dissolution. In the event of the occurrence of any of the following events:

 a. The termination of employment of Employee by Employer without "cause" as cause is defined in Section 9(c) hereof;

 b. The transfer or sale by Employer of all or substantially all of the assets of Employer whether or not this Agreement is assigned or transferred as a part of such sale;

 c. The transfer or sale by Employer's stockholders of more than fifty percent (50%) of the outstanding shares of Common Stock of Employer;

 d. The merger or consolidation of the Employer in a transaction in which the shareholders of the Employer immediately prior to the merger or consolidation own less than fifty percent (50%) of the surviving company; or

 e. The voluntary or involuntary dissolution of Employer; then and upon the occurrence of any of the foregoing events, Employee shall be paid a benefit (in the case of Section 10(a) above, a termination/severance benefit, and in all other stipulated cases a bonus, regardless of whether Employee continues his employment) equal to one and one-half (1 1/2) times Employee's Base Compensation plus bonus, based upon such Base Compensation and bonus paid or payable in the most recent twelve (12) month period, such benefit to be paid in a lump sum on or before thirty (30) days after the event stipulated in Sections 10 (a) through (e) above occurs.

In the event Employee's employment is terminated (whether by the Company or Employee) as a result of an event described in Sections 10(b) through (d) at the time such event occurs, the term of the applicability of Sections 11 and 12 shall be reduced from two (2) years to one (1) year, but if Employee continues to be employed by the Company after such event occurs, the periods of applicability of Sections 11 and 12 shall remain for the periods stated therein. Notwithstanding any other provision of this Section 10, if an event described in Sections 10(b) through (d) hereof occurs, the payment stipulated herein to be paid shall only be paid if Employee remains an employee of the Company to the date of consummation of such event, unless Employee is terminated prior thereto without cause or the provisions of Sections 9(a) or 9(b) become applicable.

 Should the provisions of this Section 10 apply, except as otherwise provided in this Section 10, the covenants contained in Sections 11 through 17 hereof shall continue to apply.

 Section 11. Non-Competition. During the term and for a two (2) year period following the termination of his employment under this Agreement for any reason, Employee shall not, directly or indirectly, for himself or on behalf of any other person or entity as an employee, employer, consultant, agent, lender, principal, partner, stockholder, corporate officer, director, or in any other individual or representative capacity, (i) invest, engage in, or permit his name to be used in connection with any business that is in competition with the Employer, (ii) accept employment with or render services to a competitor of Employer, as a director, officer, agent partner, employee or consultant, or (iii) solicit or accept from any of the customers of Employer or from any person or entity whose business Employer is soliciting, any business of the type which Employer is engaged in or actively is preparing to engage in. Employee shall be prohibited from engaging in the activities described above within fifty (50) miles of any of Employer's rehabilitation clinic locations.

 Section 12. Non-Solicitation. During the term hereof and for a two (2) year period following the termination of this Agreement for any reason, Employee agrees not to, directly or indirectly, for himself or on behalf of any other person or entity (a) solicit or induce, or attempt to solicit or induce, any person employed by, or any agent of, Employer, to terminate the employee's or agent's relationship with Employer, nor (b) call on, solicit, or divert, or attempt to call on, solicit or divert any person, firm, corporation or other entity who was or had been a customer or a patient referral source (including, without limitation, any physician) of Employer who referred ten or more customers to Employer, who is a customer or a patient referral source of Employer who has referred ten or more customers to Employer, or who is a prospective customer or a patient referral source of Employer with whom Employee had contact as an employee of Employer and who, within six months of such solicitation, Employer was or is actively recruiting as a customer or patient referral source.

 Section 13. Confidential Information. Employee will not, during or after the termination of this Agreement, disclose any customer lists, customer mailing lists, prospective customer lists, lists of referral sources or prospective referral sources, trade secrets, or pricing, marketing or advertising plans or methods used by Employer (the "Confidential Information") to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall Employee make use of the Confidential Information for his own purposes or for the benefit of any person, firm, corporation or other entity (except Employer) under any circumstances during or after the termination of this Agreement. On demand of Employer, at any time, Employee shall immediately deliver all printed or written Confidential Information to Employer. To the extent that Employee's property does not contain Confidential Information, Employee may remove all of Employee's property (such as computer software and tapes) upon termination of this Agreement.

 Section 14.  Reasonableness of Restrictions.  Employee agrees that
(a) the covenants contained in Sections 11, 12 and 13 hereof are necessary for the protection of Employer's business goodwill and trade secrets, (b) a portion of the compensation paid to Employee under this Agreement is paid in consideration of the covenants herein contained, the sufficiency of which consideration is hereby acknowledged, and if the scope of any restriction contained in Sections 11, 12 and 13 is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum permitted by law, and the Parties hereby consent that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction.

 Section 15. Enforcement. Employee acknowledges Employee's employment with Employer is special and unique in character and that Employee will acquire special skill and training and gain special knowledge during Employee's employment with Employer, that the restrictions contained in Sections 11, 12 and 13 hereof are reasonable and necessary to protect the legitimate interests of Employer and its affiliates, that Employer would not have entered into this Agreement in the absence of such restrictions, and that any violation of any provision of those Sections will result in irreparable injury to Employer. Employee also acknowledges that Employer shall be entitled to preliminary and permanent injunctive relief, without the necessity of proving actual damages as well as an equitable accounting of all earnings, profits and other benefits arising from any such violation, which rights shall be cumulative and in addition to any other rights or remedies to which Employer may be entitled. The existence of any claim or cause of action of Employee against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.

 Section 16. Copy of Covenants. Until the expiration of the applicable restrictions, Employee will provide, and Employer similarly may provide, a copy of the covenants contained in Sections 11, 12 and 13 of this Agreement to any business or enterprise which Employee may (i) directly or indirectly own, manage, operate, finance, join, control or participate in the ownership, management operation, financing, or control of, (ii) serve as an officer, director, employee, partner, principal, agent, representative, consultant, lender or otherwise, or (iii) with which he may use or permit his name to be used.

 Section 17.  Special Definition of Employer.    For the purposes
of Sections 11 through 16 above, the definition of Employer shall include any subsidiary or affiliate of Employer, including all affiliated physical therapy partnerships of Employer.

 Section 18. Notices. Any notices to be given hereunder by either Party to the other may be effected in writing either by personal delivery, via telefacsimile or by mail, registered or certified, postage prepaid with return receipt requested:

If to Employer:      U.S. Physical Therapy, Inc.
                      3040 Post Oak Blvd., Suite 222
                      Houston, Texas 77056

 with a copy to:      Eddy J. Rogers, Jr., Esq.
                      Mayor, Day, Caldwell & Keeton
                      700 Louisiana, Suite 1900
                      Houston, Texas 77002

 If to Employee:      Roy Spradlin
                      3040 Post Oak Blvd., Suite 222
                      Houston, Texas 77056

Mailed notices shall be addressed to the Parties at the addresses set forth above, but each Party may change the address by written notice in accordance with this Section 19. Notices delivered personally or by telefacsimile shall be deemed communicated as of actual receipt mailed notices shall be deemed communicated as of three days after mailing.

 Section 19. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the Parties hereto with respect to the employment of Employee by Employer, and contains all of the covenants and agreements between the Parties with respect to such employment in any manner whatsoever.

 Section 20. Headings. The headings or titles to sections in this Agreement are intended solely for convenience and no provision of this Agreement is to be construed by reference to the heading or title of any section.

 Section 21. Amendment or Modification; Waiver. No provision of this Agreement may be amended, modified or waived unless such amendment, modification or waiver is authorized by Employer and is agreed to in writing, signed by Employee and by an officer of Employer (other than Employee) thereunto duly authorized. Except as otherwise specifically provided in this Agreement, no waiver by any Party hereto of any breach by any other Party hereto of any condition or provision of this Agreement to be performed by such other Party shall be deemed a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time nor shall the receipt or acceptance of Employee's employment be deemed a waiver of any condition or provision hereof.

 Section 22. Assignability. Employee shall not assign, pledge or encumber any interest in this Agreement or any part thereof without the express written consent of Employer, this Agreement being personal to Employee. This Agreement shall, however, inure to the benefit of Employee's estate, dependents, beneficiaries and legal representatives. This Agreement shall not be assignable by Employer without the written consent of Employee which will not be unreasonably withheld. Subject to the terms of this Agreement, Employer may merge or consolidate with or into, or transfer substantially all of its assets to, another corporation or other form of business organization without Employee's consent, and as a result of such merger, consolidation or transfer, this Agreement shall bind the successor of Employer resulting from such merger, consolidation or transfer. No such merger, consolidation or transfer, however, shall relieve the Parties from liability and responsibility for the performance of their respective duties and obligations hereunder.

 Section 23. Governing Law. This Agreement shall be interpreted, construed and governed by and in accordance with the internal substantive law of the State of Texas.


 Section 24. Severability. Each provision of this Agreement constitutes a separate and distinct undertaking, covenant and/or provision hereof. In the event that any provision of this Agreement shall finally be determined to be unlawful, such provision shall be deemed severed from this Agreement, but every other provision of this Agreement shall remain in full force and effect, and in substitution for any such provision held unlawful, there shall be substituted a provision of similar import reflecting the original intent of the Parties hereto to the extent permissible under law.

                      EMPLOYER:

                      U.S. PHYSICAL THERAPY, INC.

                      By:/s/    J. Livingston Kosberg
                      Name:     J. Livingston Kosberg
                      Position: Chairman of the Board

                      EMPLOYEE:

                      /s/ Roy Spradlin
                      Roy Spradlin

                                 Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

U.S. PT - Delaware, Inc.     Corporation         Delaware
U.S. Therapy, Inc.           Corporation         Texas
National Rehab GP, Inc.      Corporation         Texas
U.S. Physical Therapy, Ltd.  Limited
                               Partnership       Texas
U.S. PT Management, Ltd.     Limited
                               Partnership       Texas
National Rehab Management
  GP, Inc.                   Corporation         Texas
Rehab Partners #1, Inc.      Corporation         Texas
Rehab Partners #2, Inc.      Corporation         Texas
Rehab Partners #3, Inc.      Corporation         Texas
Rehab Partners #4, Inc.      Corporation         Texas
Rehab Partners #5, Inc.      Corporation         Texas
Rehab Partners #6, Inc.      Corporation         Texas
Rehab Partners #7, Inc.      Corporation         Texas
Rehab Partners Acquisition
  #1, Inc.                   Corporation         Texas
Southeastern Hand
  Rehabilitation, Inc.       Corporation         Florida
The Browning Realty
       Group, Inc.           Corporation         Texas
Action Physical Therapy      Limited
       Clinic, Ltd.            Partnership       Texas
Cypresswood Physical         Limited
       Therapy Centre, Ltd.    Partnership       Texas
Progressive Physical         Limited
       Therapy Clinic, ltd.    Partnership       Texas
Virginia Parc Physical
       Therapy, Ltd., dba
       McKinney Physical Therapy
       Associates, Limited   Limited
       Partnership             Partnership       Texas

                                Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Dearborn Physical Therapy,
 Ltd., dba Advanced          Limited
 Physical Therapy              Partnership       Texas
Saline Physical Therapy      Limited
 of Michigan, Ltd.             Partnership       Texas
Roepke Physical Therapy,     Limited
 Limited Partnership           Partnership       Texas
R. Clair Physical Therapy,   Limited
 Limited Partnership           Partnership       Texas
Merrill Physical Therapy,    Limited
 Limited Partnership           Partnership       Texas
Kingwood Physical            Limited
 Therapy, Ltd.                 Partnership       Texas
Enid Therapy Center,         Limited
 Limited Partnership           Partnership       Texas
Dynamic Physical Therapy     Limited
 of Round Rock, Ltd.           Partnership       Texas
Active Physical Therapy,     Limited
 Limited Partnership           Partnership       Texas
Southwind Physical Therapy,  Limited
    Limited Partnership        Partnership       Texas
Genesis Rehabilitation and
    Sports Center - Jackson,  Limited
    Limited Partnership        Partnership       Texas
Cleveland Physical Therapy
    and Industrial Rehabili-  Limited
    tation, Ltd.               Partnership       Texas
Aquatic and Orthopedic
    Rehab Specialists,        Limited
    Limited Partnership        Partnership       Texas
Vileno Therapy of Treasure    Limited
    Coast, Limited Partnership Partnership       Texas

                                 Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Trussell Physical Therapy,
 Limited Partnership, dba,
 GenTech Industrial
 Physical Therapy            Limited
 Services                      Partnership       Texas
Comprehensive Hand &
 Physical Therapy,           Limited
 Limited Partnership           Partnership       Texas
Tom Melko Physical Therapy,  Limited
 Limited Partnership           Partnership       Texas
Debra Dent Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Maine Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Brentwood Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Saginaw Valley Sport and
 Spine, Limited Partner-
 ship, dba, Saginaw Valley
 Sport & Spine, Bay City
 Sport & Spine and Midland   Limited
 Sport & Spine                 Partnership       Texas
Brazos Valley Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Plymouth Physical Therapy
    Specialists, Limited     Limited
    Partnership                Partnership       Texas
Brick Hand & Rehabilitative
    Services, Limited        Limited
    Partnership                Partnership       Texas
Heartland Physical Therapy,  Limited
    Limited Partnership        Partnership       Texas

                                 Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Bay View Physical Therapy,   Limited
 Ltd.                          Partnership       Texas
Rio Grande Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Brownwood Physical Therapy,
 Limited Partnership dba
 Pecan Valley Physical       Limited
 Therapy                       Partnership       Texas
Abbott & Baird Physical
 Therapy Associates,         Limited
 Limited Partnership           Partnership       Texas
Southern Orthopaedic &
    Sports Physical Therapy, Limited
    Limited Partnership        Partnership       Texas
Peachtree Bone and Joint
    Physiotherapy, Limited
    Partnership, dba, Maxx   Limited
    Physical Therapy           Partnership       Texas
Norman Physical Therapy,     Limited
    Limited Partnership        Partnership       Texas
Kennesaw Physical Therapy
    & Sports Medicine,       Limited
    Limited Partnership        Partnership       Texas
Rice Rehabilitation
    Associates, Limited      Limited
    Partnership                Partnership       Texas
Physical Therapy and
    Spine Institute,         Limited
    Limited Partnership        Partnership       Texas
C.A.R.E. Physical
    Therapy Center,          Limited
    Limited Partnership        Partnership       Texas
Ankeny Physical &
  Sports Therapy,            Limited
  Limited Partnership          Partnership       Texas

                                 Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Twin Cities Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Brem Physical Therapy
 Associates, Limited         Limited
 Partnership                   Partnership       Texas
Penn's Wood Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Regional Physical
 Therapy Center, Limited     Limited
 Partnership                   Partnership       Texas
Wyman Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Adams County Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Coppell Spine & Sports
 Rehab, Limited              Limited
 Partnership                   Partnership       Texas
Flint Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Pelican State Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Searle Spine & Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Therapy Partners, Limited
 Partnership, (formerly
 North Hills Physical
 Therapy, Limited            Limited
 Partnership)                  Partnership       Texas

                                 Exhibit 21

                  SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Capital Hand and Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Maines & Dean Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Edge Physical Therapy,
  Limited Partnership,
  dba River's Edge           Limited
  Physical Therapy             Partnership       Texas
Laurel Physical Therapy,    Limited
  Limited Partnership          Partnership       Texas
Riverwest Physical Therapy,  Limited
  Limited Partnership          Partnership       Texas
Scott Black Physical
  Therapy, Limited           Limited
  Partnership                  Partnership       Texas
Sport & Spine Clinic,        Limited
  L.P.                         Partnership       Texas
Physical Therapy & Rehab     Limited
  Ctr., L.P.                   Partnership       Texas

                                Exhibit 23


                  CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-63446, 33-63444, 33-91004, 33-93040)
of our report dated March 14, 1997 with respect to the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries included in this Annual Report on Form 10-KSB for the year ended December 31, 1996.





Houston, Texas
March 24, 1997                                   ERNST & YOUNG LLP