Form 10QSB
period 1997-03-31
U S PHYSICAL THERAPY INC /NV
filed 1997-05-14
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
  (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

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

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes(X)       No


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       3,594,715

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 1997
  and December 31, 1996                                     3

Consolidated Statements of Operations for the
     three months ended March 31, 1997 and 1996             5

Consolidated Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996             6

Notes to Consolidated Financial Statements                  8

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                        March 31,   December 31,
                                          1997          1996
                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents           $   5,407      $  4,912
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,297 and $1,159,
    respectively                          6,639         6,359
  Accounts receivable-other                 202           127
  Other current assets                      376           407
      Total current assets               12,624        11,805

Fixed assets:
  Furniture and equipment                 7,120         7,043
  Leasehold improvements                  3,433         3,280
                                         10,553        10,323
  Less accumulated depreciation           4,705         4,317
                                          5,848         6,006
Noncompete agreements, net of
  amortization of $429, and $406,
  respectively                              195           218
Goodwill, net of amortization of
    $104, and $94, respectively             801           811
Other assets                                783           643

                                      $  20,251      $ 19,483








         See notes to consolidated financial statements.

         U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                       March 31,    December 31,
                                         1997           1996
                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade            $    163       $   275
  Accrued expenses                       1,031           971
  Estimated third-party payor
    (Medicare) settlements               1,563         1,277
  Notes payable                             72            68
      Total current liabilities          2,829         2,591

Notes payable - long-term portion          241           226
Convertible subordinated notes
  payable                                8,050         8,050
Minority interests in subsidiary
  limited partnerships                   1,142         1,021
Commitments                                 -             -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                      -             -
  Common stock, $.01 par value,
    10,000 shares authorized, 3,595
    shares outstanding at March 31,
    1997 and December 31, 1996,
    respectively                            36            36
  Additional paid-in capital            11,661        11,661
  Accumulated deficit                   (3,708)       (4,102)
      Total shareholders' equity         7,989         7,595

                                     $  20,251      $ 19,483



         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                         Three Months Ended
                                               March 31,
                                        1997            1996
                                             (unaudited)

Net patient revenues                  $   8,627      $  7,494
Other revenues                               65            29
Net revenues                              8,692         7,523

Clinic operating costs:
  Salaries and related costs              4,127         3,454
  Rent, clinic supplies and other         2,349         2,241
  Provision for doubtful accounts           234           185
                                          6,710         5,880
Corporate office costs:
  General and administrative                794           760
  Recruitment and development               319           185
                                          1,113           945

Operating income before non-
  operating expenses                        869           698

Interest expense                           (183)         (184)

Minority interests in subsidiary
  limited partnerships                     (276)         (226)

Income before income taxes                  410           288

Provision for income taxes                  (16)           -

Net income                            $     394     $     288

Net income per common and common
  equivalent share                    $     .11     $     .08


         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                           Three Months Ended
                                                March 31,
                                          1997           1996
                                             (unaudited)
Operating activities
Net income                            $    394       $    288
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization          452            415
    Minority interests in earnings
      of subsidiary limited
      partnerships                         276            226
    Provision for bad debts                234            185
    Loss (gain) on sale of fixed
      assets                                (3)             1
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                          (514)          (746)
    Increase in accounts receivable-
      other                                (75)           (14)
    Decrease (increase) in other
      assets                              (112)            22
    Increase (decrease) in accounts
      payable and accrued expenses         (52)            60
    Increase in estimated third-
      party payer (Medicare)
      settlements                          286            292
Net cash provided by operating
  activities                               886            730






        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                            Three Months Ended
                                                March 31,
                                          1997           1996
                                              (unaudited)

Investing activities
Purchase of fixed assets                  (322)          (299)
Purchase of intangibles                     -            (303)
Proceeds on sale of fixed assets            67             -
Net cash used in investing
  activities                              (255)          (602)

Financing activities
Proceeds from notes payable                 40            215
Payment of notes payable                   (21)           (14)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                               1              5
Distributions to minority investors
  in subsidiary limited partnerships      (156)           (97)
Net cash used in financing
  activities                              (136)          (109)
Net increase in cash and cash
  equivalents                              495            237
Cash and cash equivalents -
  beginning of period                    4,912          2,634
Cash and cash equivalents -
  end of period                       $  5,407       $  2,871

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                        $     89       $      5
  Interest                            $    165       $    164


        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1997

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. With the exception of two clinics in which the Company has a 100 percent ownership percentage, the Company, through its wholly-owned subsidiaries, currently owns a one percent general partnership interest and limited partnership interests ranging from 59 percent to 80 percent in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 19 percent to 40 percent. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996.

Operating results for the three months ended March 31, 1997 ("1997 First Quarter) are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Stock Repurchase Program

During the 1997 First Quarter, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 1997, the Company operated 69 outpatient physical and
occupational therapy clinics in 20 states.   The average age of the
69 clinics in operation at March 31, 1997 is 2.6 years old. Since inception of the Company, 71 clinics have been developed and five clinics have been acquired by the Company. To date, the Company has closed two facilities, due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the 1997 First Quarter. No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the three months ended March 31, 1997 ("1997 First Quarter") of $(1,000) and $48,000,
respectively, and for the three months ended March 31, 1996 ("1996 First Quarter") of $56,000 and $129,000, respectively.

Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Net Patient Revenues
Net patient revenues increased to $8,627,000 for the 1997 First Quarter from $7,494,000 for the 1996 First Quarter, an increase of $1,133,000, or 15 percent. Net patient revenues from the 12 clinics developed since the 1996 First Quarter (the "New Clinics") accounted for 64 percent of the increase or $725,000. The remaining increase of $408,000 in net patient revenues comes from those 57 clinics opened more than one year as of March 31, 1997 (the "Pre-March 1997 Clinics"). Of the $408,000 increase in net patient revenues for these clinics, a three percent increase in the number of patient visits increased net patient revenues by $239,000, which was coupled by an increase in the average rate charged per visit of two percent.

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

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $36,000, or 124 percent, to $65,000 for the 1997 First Quarter from $29,000 for the 1996 First Quarter. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, coupled with an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1997 First Quarter. These increases were offset, in part, by a decrease in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 77% for 1996 compared to 79% for 1995.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $4,127,000 for the 1997 First Quarter from $3,454,000 for the 1996 First quarter, an increase of $673,000 or 19 percent. Approximately 57 percent of the increase, or $385,000, was due to the New Clinics. The remaining 43 percent increase or $288,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 First Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1997 First Quarter. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,349,000 for the 1997 First Quarter from $2,241,000 for the 1996 First Quarter, an increase of $108,000, or five percent. Such costs for the New Clinics for the 1997 First Quarter were $199,000, which were offset in part by a decrease in such costs of $91,000 relating to the clinics opened prior to the 1997 First Quarter.

Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has declined slightly from 30 percent for the 1996 First Quarter to 27 percent for the 1997 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $234,000 for the 1997 First Quarter from $185,000 for the 1996 First Quarter, an increase of 26 percent or $49,000. Approximately 33 percent of the increase, or $16,000, was due to the New Clinics, while 68 percent, or $33,000, of the increase relates to the clinics opened prior to the 1997 First Quarter. The provision as a percent of net patient revenues increased slightly to 2.7 percent for the 1997 First Quarter compared to 2.5 percent for the 1996 First Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel and legal, and professional fees increased slightly by four percent to $794,000 for the 1997 First Quarter from $760,000 for the 1996 First Quarter, primarily due to an increase in travel expenses of corporate office personnel needed to service the increased number of clinics in operation at March 31, 1997. Corporate office costs - general and administrative, as a percent of net revenues, decreased from 10 percent for the 1996 First Quarter to nine percent for the 1997 First Quarter, reflecting increased revenues in the 1997 First Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $134,000 or 72 percent to $319,000 for the 1997 First Quarter from $185,000 for the 1996 First Quarter. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1997 from the level of 12 new clinics developed and opened during 1996. Coupled with the increase in salaries and related costs is an increase in recruiting fees which also correlate with the anticipated growth in new clinic openings in 1997.

Interest Expense
Interest expense of $183,000 for the 1997 First Quarter relates primarily to $60,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $99,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1997 First Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $50,000, or 22 percent, to $276,000 for the 1997 First Quarter from $226,000 for the 1996 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $16,000 for the 1997
First Quarter from $0 for the 1996 First Quarter, due primarily to an increase in taxable income from 1996 to 1997.

Net Income
The Company's net income for 1997 First Quarter of $394,000 exceeded the 1996 First Quarter's net income of $288,000 principally due to the $1,169,000 increase in net revenues, which more than offset the $830,000 increase in clinic operating costs, the $168,000 increase in corporate office costs and the $50,000 increase in minority interests in subsidiary limited partnerships.

Liquidity and Capital Resources

At March 31, 1997, the Company had $5,407,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at March 31, 1997 is $3,000,000 of short-term government agency securities and $980,000 of short-term government money market funds. The market value of the short-term U.S. government agency securities and the Government money market funds approximated the carrying value of such securities as of March 31, 1997.

The increase in cash of $495,000 from December 31, 1996 to March 31, 1997 is due to cash provided by operating activities of $886,000, coupled with proceeds from notes payable of $40,000 and proceeds from the sale of fixed assets of $67,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles, in the amount of $322,000, and distributions to minority partners in subsidiary limited partnerships of $156,000.

The Company's current ratio declined slightly to 4.46 to 1.00 at March 31, 1997 from 4.56 to 1.00 at December 31, 1996. At March 31, 1997, the Company had a debt-to-equity ratio of 1.05 to 1.00 compared to 1.10 to 1.0 at December 31, 1996. The improvement in the debt-to-equity ratio from December 31, 1996 to March 31, 1997 relates primarily to the increase in equity as a result of the net income of $394,000 for the quarter ended March 31, 1997.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

During the 1997 First Quarter, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through at least 1997.

Factors Affecting Future Results

Operating results in future periods may be affected by the Company's plan to accelerate the pace of new clinic openings in 1997 from the 12 new clinic openings which occurred in 1996. Increased clinic openings traditionally involve a significant amount of start-up costs, such as travel and recruitment fees. In addition, during the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years.

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 is not expected to be material.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

      27.  Financial Data Schedule

(b) Reports of Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     U.S. PHYSICAL THERAPY, INC.




Date:  May 13, 1997                   By:  /s/ MARK J. BROOKNER
                                           Mark J. Brookner
                                           Chief Financial Officer and
                                           Treasurer (duly authorized officer
                                           and principal financial officer)