Form 10QSB
period 1997-06-30
U S PHYSICAL THERAPY INC /NV
filed 1997-08-13
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

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

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X         No


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:       3,606,609

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 1997
  and December 31, 1996                                                 3

Consolidated Statements of Operations for the
     three months and six months ended
     June 30, 1997 and 1996                                             5

Consolidated Statements of Cash Flows for the
     six months ended June 30, 1997 and 1996                            7

Notes to Consolidated Financial Statements                              9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                        June 30,    December 31,
                                          1997          1996
                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents           $  4,726       $  4,912
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,413, and $1,159,
    respectively                         6,997          6,359
  Accounts receivable-other                187            127
  Other current assets                     339            407
      Total current assets              12,249         11,805

Fixed assets:
  Furniture and equipment                7,581          7,043
  Leasehold improvements                 3,545          3,280
                                        11,126         10,323
  Less accumulated depreciation          5,135          4,317
                                         5,991          6,006
Noncompete agreements, net of
  amortization of $453, and $406,
  respectively                             171            218
Goodwill, net of amortization of
    $115, and $94, respectively            791            811
Other assets                               937            643

                                      $ 20,139       $ 19,483









         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                       June 30,     December 31,
                                         1997           1996
                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade            $    194       $   275
  Accrued expenses                       1,070           971
  Estimated third-party payor
    (Medicare) settlements                 742         1,277
  Notes payable                             71            68
      Total current liabilities          2,077         2,591

Notes payable - long-term portion          226           226
Convertible subordinated notes
  payable                                8,050         8,050
Minority interests in subsidiary
  limited partnerships                   1,222         1,021
Commitments                                 -             -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                      -             -
  Common stock, $.01 par value,
    10,000 shares authorized, 3,607
    and 3,595 shares outstanding
    at June 30, 1997 and December 31,
    1996, respectively                      36            36
  Additional paid-in capital            11,614        11,661
  Accumulated deficit                   (3,086)       (4,102)
      Total shareholders' equity         8,564         7,595

                                     $  20,139      $ 19,483



         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                         Three Months Ended
                                               June 30,
                                        1997            1996
                                             (unaudited)

Net patient revenues                  $   9,550      $  7,885
Other revenues                              136            34
Net revenues                              9,686         7,919

Clinic operating costs:
  Salaries and related costs              4,326         3,675
  Rent, clinic supplies and other         2,596         2,206
  Provision for doubtful accounts           288           217
                                          7,210         6,098
Corporate office costs:
  General and administrative                911           785
  Recruitment and development               313           188
                                          1,224           973

Operating income before non-
  operating expenses                      1,252           848

Interest expense                            184           186

Minority interests in subsidiary
  limited partnerships                      411           228

Income before income taxes                  657           434

Provision for income taxes                   35            21

Net income                            $     622     $     413

Net income per common and common
  equivalent share                    $     .17     $     .11


         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                            Six Months Ended
                                                June 30,
                                         1997           1996
                                             (unaudited)

Net patient revenues                  $   18,177     $ 15,379
Other revenues                               201           63
Net revenues                              18,378       15,442

Clinic operating costs:
  Salaries and related costs               8,453        7,129
  Rent, clinic supplies and other          4,945        4,447
  Provision for doubtful accounts           522           402
                                         13,920        11,978
Corporate office costs:
  General and administrative              1,705         1,545
  Recruitment and development               632           373
                                          2,337         1,918

Operating income before non-
  operating expenses                      2,121         1,546

Interest expense                            367           370

Minority interests in subsidiary
  limited partnerships                      687           454

Income before income taxes                1,067           722

Provision for income taxes                   51            21

Net income                            $   1,016     $     701

Net income per common and common
  equivalent share                    $     .28     $     .19


         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                             Six Months Ended
                                                 June 30,
                                          1997           1996
                                             (unaudited)
Operating activities
Net income                            $    1,016     $    701
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation and amortization            921          857
    Minority interests in earnings
      of subsidiary limited
      partnerships                           687          454
    Provision for bad debts                  522          402
    Loss (gain) on sale of fixed
      assets                                  (3)          (2)
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                          (1,160)        (997)
    Increase in accounts receivable-
      other                                  (60)         (17)
    Decrease (increase) in other
      assets                                (233)          24
    Increase in accounts payable
      and accrued expenses                    18          223
    Decrease in estimated third-party
      payer (Medicare) settlements          (535)         (28)
Net cash provided by operating
  activities                               1,173        1,617






        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                             Six Months Ended
                                                 June 30,
                                          1997           1996
                                              (unaudited)

Investing activities
Purchase of fixed assets                  (896)          (682)
Purchase of intangibles                     -            (302)
Proceeds on sale of fixed assets            67              6
Net cash used in investing
  activities                              (829)          (978)

Financing activities
Proceeds from notes payable                 40            215
Payment of notes payable                   (37)           (30)
Acquisition of treasury stock              (47)            -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                               1              9
Distributions to minority investors
  in subsidiary limited partnerships      (487)          (344)
Net cash used in financing activities     (530)          (150)
Net increase (decrease) in cash and
  cash equivalents                        (186)           489
Cash and cash equivalents -
  beginning of period                    4,912          2,634
Cash and cash equivalents -
  end of period                       $  4,726       $  3,123

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                        $    390       $     56
  Interest                            $    276       $    327


        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997

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

Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for the three and six months ended June 30, 1996 have been reclassified to conform with the presentation used for the three and six months ended June 30, 1997.

2.  Stock Repurchase Program

During the three months ended March 31, 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes. As of June 30, 1997, 4,900 shares have been repurchased at a cost of $47,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 1997, the Company operated 75 outpatient physical and
occupational therapy clinics in 23 states.   The average age of the
75 clinics in operation at June 30, 1997 is 2.7 years old. Since inception of the Company, 76 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed two facilities, due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the six months ended June 30, 1997 ("1997 Six Months") of $(1,000) and $54,000, respectively, and for the six months ended June 30, 1996 ("1996 Six Months") of $153,000 and $267,000, respectively.

Results of Operations

Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996

Net Patient Revenues
Net patient revenues increased to $9,550,000 for the three months ended June 30, 1997 ("1997 Second Quarter") from $7,885,000 for the three months ended June 30, 1996 ("1996 Second Quarter"), an increase of $1,665,000, or 21 percent. Net patient revenues from the 17 clinics developed since the 1996 Second Quarter (the "New Clinics") accounted for 52 percent of the increase or $857,000. The remaining increase of $808,000 in net patient revenues comes from those 58 clinics opened more than one year as of June 30, 1997 (the "Pre-June 1997 Clinics"). The majority of the $808,000 increase in net patient revenues for these clinics resulted from a ten percent increase in the number of patient visits, while the rate charged per visit remained stable.

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

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $102,000, or 300 percent, to $136,000 for the 1997 Second Quarter from $34,000 for the 1996 Second Quarter. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, coupled with an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1997 Second Quarter compared to the 1996 Second Quarter. These increases were offset, in part, by a decrease in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined to 75.5 percent for the 1997 Second Quarter compared to 77.3 percent for the 1996 Second Quarter.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $4,326,000 for the 1997 Second Quarter from $3,675,000 for the 1996 Second Quarter, an increase of $651,000 or 18 percent. Approximately 72 percent of the increase, or $471,000, was due to the New Clinics. The remaining 28 percent increase or $180,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Second Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1997 Second Quarter. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues declined to 45.3 percent for the 1997 Second Quarter from 46.6 percent for the 1996 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,596,000 for the 1997 Second Quarter from $2,206,000 for the 1996 Second Quarter, an increase of $390,000, or 18 percent. Such costs for the New Clinics for the 1997 Second Quarter were $371,000, which were coupled by a slight increase in such costs of $19,000 relating to the clinics opened prior to the 1997 Second Quarter. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues declined slightly to 27.2 percent for the 1997 Second Quarter from 28.0 percent for the 1996 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $288,000 for the 1997 Second Quarter from $217,000 for the 1996 Second Quarter, an increase of 33 percent or $71,000. Approximately 25 percent of the increase, or $18,000, was due to the New Clinics, while 75 percent, or $53,000, of the increase relates to the clinics opened prior to the 1997 Second Quarter. The provision as a percent of net patient revenues increased slightly to 3.0 percent for the 1997 Second Quarter compared to 2.8 percent for the 1996 Second Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel, legal, public company listing and application fees and professional fees increased by 16 percent to $911,000 for the 1997 Second Quarter from $785,000 for the 1996 Second Quarter, due to a $24,000 application fee to NASDAQ that the Company incurred in April 1997, when the Company's Common Stock began trading on the Nasdaq National Market. The Company's Common Stock previously was traded on the Nasdaq Small Cap Market. Coupled with this increase was an increase in travel expenses of corporate office personnel needed to service the increased number of clinics in operation at June 30, 1997 and an increase in legal expenses associated with operating an increased number of clinics at June 30, 1997. Corporate office costs - general and administrative, as a percent of net revenues, decreased to 9.4 percent for the 1997 Second Quarter from 9.9 percent for the 1996 Second Quarter, reflecting increased revenues in the 1997 Second Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $125,000 or 66 percent to $313,000 for the 1997 Second Quarter from $188,000 for the 1996 Second Quarter. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1997 from the level of 12 new clinics developed and opened during 1996. Coupled with the increase in salaries and related costs is an increase in travel expenses and recruiting fees which also correlate with the anticipated growth in new clinic openings in 1997.

Interest Expense
Interest expense of $184,000 for the 1997 Second Quarter relates primarily to $61,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $100,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1997 Second Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $183,000, or 80 percent, to $411,000 for the 1997 Second Quarter from $228,000 for the 1996 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $35,000 for the 1997
Second Quarter from $21,000 for the 1996 Second Quarter, due primarily to an increase in taxable income from 1996 to 1997.

Net Income
The Company's net income for the 1997 Second Quarter of $622,000 exceeded the 1996 Second Quarter's net income of $413,000 principally due to the $1,767,000 increase in net revenues, which more than offset the $1,112,000 increase in clinic operating costs, the $251,000 increase in corporate office costs and the $183,000 increase in minority interests in subsidiary limited partnerships.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June
30, 1996

Net Patient Revenues
Net patient revenues increased to $18,177,000 for the 1997 Six Months from $15,379,000 for the 1996 Six Months, an increase of $2,798,000, or 18 percent. Net patient revenues from the 17 clinics developed since the 1996 Six Months accounted for 50 percent of the increase or $1,400,000. The remaining increase of $1,398,000 in net patient revenues comes from those 58 clinics opened more than one year as of June 30, 1997 (the "Pre-June 1997 Clinics"). Of the $1,398,000 increase in net patient revenues for these clinics, an eight percent increase in the number of patient visits increased net patient revenues by $1,181,000, which was coupled by an increase in the average rate charged per visit of one percent.

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

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $138,000, or 219 percent, to $201,000 for the 1997 Six Months from $63,000 for the 1996 Six Months. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, coupled with an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1997 Six Months compared to the 1996 Six Months. These increases were offset, in part, by a decrease in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 76.6 percent for the 1997 Six Months compared to 77.9 percent for the 1996 Six Months.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $8,453,000 for the 1997 Six Months from $7,129,000 for the 1996 Six Months, an increase of $1,324,000 or 19 percent. Approximately 51 percent of the increase, or $676,000, was due to the New Clinics. The remaining 49 percent increase or $648,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Six Months, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1997 Six Months. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues increased slightly to 46.5 percent for the 1997 Six Months from 46.4 percent for the 1996 Six Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $4,945,000 for the 1997 Six Months from $4,447,000 for the 1996
Six Months, an increase of $498,000, or 11 percent. Such costs for the New Clinics for the 1997 Six Months were $529,000, which were offset by a decrease in such costs of $31,000 relating to the clinics opened prior to the 1997 Six Months. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues declined to
27.2 percent for the 1997 Six Months from 28.9 percent for the 1996 Six
Months.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $522,000 for the 1997 Six Months from $402,000 for the 1996 Six Months, an increase of 30 percent or $120,000. Approximately 25 percent of the increase, or $30,000, was due to the New Clinics, while 75 percent, or $90,000, of the increase relates to the clinics opened prior to the 1997 Six Months. The provision as a percent of net patient revenues increased slightly to 2.9 percent for the 1997 Six Months compared to 2.6 percent for the 1996 Six Months.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel, legal, public company listing and application fees and professional fees increased by 10 percent to $1,705,000 for the 1997 Six Months from $1,545,000 for the 1996 Six Months, due to a $24,000 application fee to NASDAQ that the Company incurred in April 1997, when the Company's Common Stock began trading on the Nasdaq National Market. The Company's Common Stock previously was traded on the Nasdaq Small Cap Market. Coupled with this increase was an increase in travel expenses of corporate office personnel needed to service the increased number of clinics in operation at June 30, 1997 and an increase in legal expenses associated with operating an increased number of clinics at June 30, 1997. Corporate office costs - general and administrative, as a percent of net revenues, decreased to 9.3 percent for the 1997 Six Months from 10.0 percent for the 1996 Six Months, reflecting increased revenues in the 1997 Six Months.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $259,000 or 69 percent to $632,000 for the 1997 Six Months from $373,000 for the 1996 Six Months. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1997 from the level of 12 new clinics developed and opened during 1996. Coupled with the increase in salaries and related costs is an increase in travel expenses and recruiting fees which also correlate with the anticipated growth in new clinic openings in 1997.

Interest Expense
Interest expense of $367,000 for the 1997 Six Months relates primarily to $121,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $199,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $38,000 of interest expense was recorded in the 1997 Six Months relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $233,000, or 51 percent, to $687,000 for the 1997 Six Months from $454,000 for the 1996 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $51,000 for the 1997 Six Months from $21,000 for the 1996 Six Months, due primarily to an increase in taxable income from 1996 to 1997.

Net Income
The Company's net income for the 1997 Six Months of $1,016,000 exceeded the 1996 Six Month's net income of $701,000 principally due to the $2,936,000 increase in net revenues, which more than offset the $1,942,000 increase in clinic operating costs, the $419,000 increase in corporate office costs and the $233,000 increase in minority interests in subsidiary limited partnerships.

Liquidity and Capital Resources

At June 30, 1997, the Company had $4,726,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at June 30, 1997, is $2,500,000 of short-term United States government agency securities and $1,155,000 of short-term United States government money market funds. The market value of the United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of June 30, 1997.

The decrease in cash of $186,000 from December 31, 1996 to June 30, 1997 is due primarily to the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $896,000, for distributions to minority investors in subsidiary limited partnerships of $487,000, and to acquire treasury stock of $47,000, offset, in part, by cash provided by operating activities of $1,173,000, coupled with proceeds from notes payable of $40,000 and proceeds from the sale of fixed assets of $67,000.

The Company's current ratio increased to 5.90 to 1.00 at June 30, 1997 from 4.56 to 1.00 at December 31, 1996. The increase in the current ratio is due primarily to an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable. In addition, estimated third-party payor (Medicare) settlements decreased in conjunction with the Company's filing their 1996 annual cost reports with Medicare in May 1997. At June 30, 1997, the Company had a debt-to-equity ratio of 0.97 to
1.00 compared to 1.10 to 1.0 at December 31, 1996. The improvement in the debt-to-equity ratio from December 31, 1996 to June 30, 1997 relates primarily to the increase in equity as a result of the net income of $1,016,000 for the six months ended June 30, 1997.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

During the 1997 First Quarter, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate
purposes.    As of June 30, 1997, 4,900 shares have been repurchased
at a cost of $47,000.

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

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the three months and the six months ended June 30, 1997 is not expected to be material.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its 1997 annual meeting of shareholders ("Annual Meeting") on May 20, 1997. At the Annual Meeting, ten directors were elected for one-year terms and the Company's shareholders voted for approval under the Company's 1992 Stock Option Plan of (a) a 50,000 share limit on the maximum number of shares subject to stock options that may be granted to any officer or employee during any calendar year and (b) a 95,000 share increase in the number of shares reserved for issuance.

(b) The names of the ten directors elected at the Annual Meeting are as follows: J. Livingston Kosberg, Roy W. Spradlin, Mark J. Brookner, Daniel C. Arnold, Nelson Broms, George H. Hargrave, James
B. Hoover, Marlin W. Johnson, Richard C.W. Mauran and Albert L.
Rosen.

(c) The following votes were cast in the election of directors:

                                                     WITHHOLD
      Nominees                          For          AUTHORITY

      J. Livingston Kosberg           2,236,645        11,560
      Roy W. Spradlin                 2,246,305         1,900
      Mark J. Brookner                2,234,145        14,060
      Daniel C. Arnold                2,246,805         1,400
      Nelson Broms                    2,246,805         1,400
      George H. Hargrave              2,236,305        11,900
      James B. Hoover                 2,246,805         1,400
      Marlin W. Johnston              2,246,805         1,400
      Richard C.W. Mauran             2,182,043        66,162
      Albert L. Rosen                 2,246,805         1,400

      There were 2,157,193 votes cast FOR approval under the Company's 1992 Stock Option Plan of (a) a 50,000 share limit on the maximum number of shares subject to stock options that may be granted to any officer or employee during any calendar year and (b) a 95,000 share increase in the number of shares reserved for issuance, 88,872 votes were cast AGAINST such approval, and 2,140 votes were abstentions. Broker non-votes as to approval of the amendments to the Company's 1992 Stock Option Plan totaled zero.

      There were a total of 2,248,205 shares represented by person or by proxy at the Annual Meeting.

(d)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

      10. 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8(333-30071) and incorporated herein by reference.

      27.  Financial Data Schedule.

(b) Reports on Form 8-K

    The Company filed a Form 8-K announcing that effective April 28, 1997, the Company's Common Stock began trading on the Nasdaq
National Market under the symbol "USPH". The Company's Common Stock previously was traded on the Nasdaq Small Cap Market.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      U.S. PHYSICAL THERAPY, INC.


Date:  August 13, 1997                By:   /s/ MARK J. BROOKNER
                                            Mark J. Brookner
                                            Chief Financial Officer and
                                            Treasurer (duly authorized officer
                                            and principal financial officer)