Form 10QSB
period 1997-09-30
U S PHYSICAL THERAPY INC /NV
filed 1997-11-12
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 1997
  and December 31, 1996                                     3

Consolidated Statements of Operations for the
     three months and nine months ended
     September 30, 1997 and 1996                            5

Consolidated Statement of Cash Flow for the
  nine months ended September 30, 1997 and 1996             7

Notes to Consolidated Financial Statements                  9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                     September 30,  December 31,
                                          1997          1996
                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents           $  4,958       $  4,912
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,506, and $1,159,
    respectively                         7,403          6,359
  Accounts receivable-other                243            127
  Other current assets                     319            407
      Total current assets              12,923         11,805

Fixed assets:
  Furniture and equipment                7,878          7,043
  Leasehold improvements                 3,735          3,280
                                        11,613         10,323
  Less accumulated depreciation          5,573          4,317
                                         6,040          6,006
Noncompete agreements, net of
  amortization of $477, and $406,
  respectively                             148            218
Goodwill, net of amortization of
    $127, and $94, respectively          1,053            811
Other assets                             1,120            643

                                      $ 21,284       $ 19,483









         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                     September 30,  December 31,
                                         1997           1996
                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade           $     135      $    275
  Accrued expenses                       1,146           971
  Estimated third-party payor
    (Medicare) settlements                 941         1,277
  Notes payable                             71            68
      Total current liabilities          2,293         2,591

Notes payable - long-term portion          202           226
Convertible subordinated notes
  payable                                8,050         8,050
Minority interests in subsidiary
  limited partnerships                   1,398         1,021
Commitments                                 -             -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500 shares authorized, -0-
    shares outstanding                      -             -
  Common stock, $.01 par value,
    10,000 shares authorized, 3,607
    and 3,595 shares outstanding
    at September 30, 1997 and
    December 31, 1996, respectively         36            36
  Additional paid-in capital            11,614        11,661
  Accumulated deficit                   (2,309)       (4,102)
      Total shareholders' equity         9,341         7,595

                                     $  21,284      $ 19,483



         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                          Three Months Ended
                                             September 30,
                                         1997           1996
                                             (unaudited)

Net patient revenues                  $  10,017     $    8,168
Other revenues                              139             45
Net revenues                             10,156          8,213

Clinic operating costs:
  Salaries and related costs              4,529          3,699
  Rent, clinic supplies and other         2,781          2,234
  Provision for doubtful accounts           297            259
                                          7,607          6,192
Corporate office costs:
  General and administrative                891            784
  Recruitment and development               273            210
                                          1,164            994

Operating income before non-
  operating expenses                      1,385          1,027

Interest expense                            188            188

Minority interests in subsidiary
  limited partnerships                      419            265

Income before income taxes                  778            574

Provision for income taxes                    1             31

Net income                            $     777     $      543

Net income per common and common
  equivalent share                    $     .21     $      .15


         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                           Nine Months Ended
                                              September 30,
                                         1997           1996
                                               (unaudited)

Net patient revenues                  $   28,194     $  23,547
Other revenues                               340           108
Net revenues                              28,534        23,655

Clinic operating costs:
  Salaries and related costs              12,982        10,828
  Rent, clinic supplies and other          7,726         6,681
  Provision for doubtful accounts            819           661
                                          21,527        18,170
Corporate office costs:
  General and administrative               2,687         2,329
  Recruitment and development                814           583
                                           3,501         2,912

Operating income before non-
  operating expenses                       3,506         2,573

Interest expense                             555           558

Minority interests in subsidiary
  limited partnerships                     1,106           720

Income before income taxes                 1,845         1,295

Provision for income taxes                    52            52

Net income                            $    1,793     $   1,243

Net income per common and common
  equivalent share                    $      .49     $     .33


         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOW
                          (in thousands)

                                            Nine Months Ended
                                              September 30,
                                          1997           1996
                                             (unaudited)
Operating activities
Net income                            $    1,793     $  1,243
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization          1,399        1,294
    Minority interests in earnings
      of subsidiary limited
      partnerships                         1,106          720
    Provision for bad debts                  819          662
    Gain on sale of fixed assets              (3)          -
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                          (1,864)      (1,203)
    Increase in accounts receivable-
      other                                 (116)          (2)
    Decrease (increase) in other
      assets                                (400)          82
    Increase in accounts payable
      and accrued expenses                    37          151
    Increase (decrease) in estimated
      third-party payor (Medicare)
      settlements                           (336)         280
Net cash provided by operating
  activities                               2,435        3,227






        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOW
                          (in thousands)

                                            Nine Months Ended
                                              September 30,
                                          1997           1996
                                              (unaudited)

Investing activities
Purchase of fixed assets                 (1,383)       (1,120)
Purchase of intangibles                    (275)         (302)
Proceeds on sale of fixed assets             67             6
Net cash used in investing activities    (1,591)       (1,416)

Financing activities
Proceeds from notes payable                  40           215
Payment of notes payable                    (61)          (48)
Acquisition of treasury stock               (47)           -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                1            10
Proceeds from exercise of stock
  options                                     -            27
Distributions to minority investors
  in subsidiary limited partnerships       (731)         (458)
Net cash used in financing activities      (798)         (254)
Net increase in cash and cash
  equivalents                                46         1,557
Cash and cash equivalents -
  beginning of period                     4,912         2,634
Cash and cash equivalents -
  end of period                       $   4,958      $  4,191

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                        $     565      $     65
  Interest                            $     499      $    500

        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1997

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

Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for the three and nine months ended September 30, 1996 have been reclassified to conform with the presentation used for the three and nine months ended September 30, 1997.

2.  Stock Repurchase Program

In January 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes. As of September 30, 1997, 4,900 shares have been repurchased at a cost of $47,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 1997, the Company operated 78 outpatient physical and occupational therapy clinics in 25 states. The average age of the 78 clinics in operation at September 30, 1997 is 2.8 years old. Since inception of the Company, 79 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed two facilities, due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the nine months ended September 30, 1997 ("1997 Nine Months") of $(6,000) and $54,000, respectively, and for the nine months ended September 30, 1996 ("1996 Nine Months") of $278,000 and $385,000, respectively.

Results of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Net Patient Revenues
Net patient revenues increased to $10,017,000 for the three months ended September 30, 1997 ("1997 Third Quarter") from $8,168,000 for the three months ended September 30, 1996 ("1996 Third Quarter"), an increase of $1,849,000, or 23 percent. Net patient revenues from the 17 clinics developed since the 1996 Third Quarter (the "New Clinics") accounted for 59 percent of the increase or $1,085,000. The remaining increase of $764,000 in net patient revenues comes from those 61 clinics opened more than one year as of September 30, 1997 (the "Pre-September 1997 Clinics"). The majority of the $764,000 increase in net patient revenues for these clinics resulted from a ten percent increase in the number of patient visits, while the rate charged per visit remained stable.

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

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $94,000, or 209 percent, to $139,000 for the 1997 Third Quarter from $45,000 for the 1996 Third Quarter. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1997 Third Quarter compared to the 1996 Third Quarter and an increase in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues increased slightly to 75.9 percent for the 1997 Third Quarter compared to 75.8 percent for the 1996 Third Quarter.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $4,529,000 for the 1997 Third Quarter from $3,699,000 for the 1996 Third Quarter, an increase of $830,000 or 22 percent. Approximately 61 percent of the increase, or $511,000, was due to the New Clinics. The remaining 39 percent increase or $319,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Third Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1997 Third Quarter. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues declined slightly to 45.2 percent for the 1997 Third Quarter from 45.3 percent for the 1996 Third Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,781,000 for the 1997 Third Quarter from $2,234,000 for the 1996 Third Quarter, an increase of $547,000, or 24 percent. Such costs for the New Clinics for the 1997 Third Quarter were $419,000, which were coupled by an increase in such costs of $128,000 relating to the clinics opened prior to the 1997 Third Quarter. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues increased slightly to 27.8 percent for the 1997 Third Quarter from 27.4 percent for the 1996 Third Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $297,000 for the 1997 Third Quarter from $259,000 for the 1996 Third Quarter, an increase of 15 percent or $38,000. Approximately 64 percent of the increase, or $24,000, was due to the New Clinics, while 36 percent, or $14,000, of the increase relates to the clinics opened prior to the 1997 Third Quarter. The provision as a percent of net patient revenues decreased slightly to 3.0 percent for the 1997 Third Quarter compared to 3.2 percent for the 1996 Third Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel, legal, public company listing and application fees and professional fees increased to $891,000 for the 1997 Third Quarter from $784,000 for the 1996 Third Quarter, an increase of $107,000, or 14 percent. Corporate office costs - general and administrative increased primarily as a result of additional personnel hired since the 1996 Third Quarter to oversee the operations of an increasing number of clinics in operation and to establish a corporate compliance program. Coupled with this increase was an increase in legal expenses associated with operating an increased number of clinics at September 30, 1997. Corporate office costs - general and administrative, as a percent of net revenues, decreased to 8.8 percent for the 1997 Third Quarter from 9.5 percent for the 1996 Third Quarter, reflecting increased revenues in the 1997 Third Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $63,000 or 30 percent to $273,000 for the 1997 Third Quarter from $210,000 for the 1996 Third Quarter. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1997 from the level of 12 new clinics developed and opened during 1996. Coupled with the increase in salaries and related costs is an increase in travel expenses and recruiting fees which also correlate with the anticipated growth in new clinic openings in 1997.

Interest Expense
Interest expense of $188,000 for the 1997 Third Quarter relates primarily to $62,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $101,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1997 Third Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $154,000, or 58 percent, to $419,000 for the 1997 Third Quarter from $265,000 for the 1996 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes for the 1997 Third Quarter includes a provision for state taxable income of $37,000, offset, by the recognition during the 1997 Third Quarter of a deferred tax asset of $36,000 relating to federal income taxes.

Net Income
The Company's net income for the 1997 Third Quarter of $777,000 exceeded the 1996 Third Quarter net income of $543,000 principally due to the $1,943,000 increase in net revenues and the decrease in the provision for income taxes of $30,000, which more than offset the $1,415,000 increase in clinic operating costs, the $170,000 increase in corporate office costs and the $154,000 increase in minority interests in subsidiary limited partnerships.

Nine Months Ended September 30, 1997 Compared to the Nine Months
Ended September 30, 1996

Net Patient Revenues
Net patient revenues increased to $28,194,000 for the 1997 Nine Months from $23,547,000 for the 1996 Nine Months, an increase of $4,647,000, or 20 percent. Net patient revenues from the 17 clinics developed since the 1996 Nine Months accounted for 41 percent of the increase or $1,916,000. The remaining increase of $2,731,000 in net patient revenues comes from the Pre-September 1997 Clinics. Of the $2,731,000 increase in net patient revenues for these clinics, an eleven percent increase in the number of patient visits increased net patient revenues by $2,492,000, which was coupled by an increase in the average rate charged per visit of one percent.

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

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $232,000, or 215 percent, to $340,000 for the 1997 Nine Months from $108,000 for the 1996 Nine Months. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1997 Nine Months compared to the 1996 Nine Months and an increase in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 76.4 percent for the 1997 Nine Months compared to 77.2 percent for the 1996 Nine Months.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $12,982,000 for the 1997 Nine Months from $10,828,000 for the 1996
Nine Months, an increase of $2,154,000 or 20 percent. Approximately 50 percent of the increase, or $1,069,000, was due to the New Clinics. The remaining 50 percent increase or $1,085,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Nine Months, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1997 Nine Months. Such bonuses are based on the gross revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues remained stable at 46 percent for the 1997 Nine Months and the 1996 Nine Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $7,726,000 for the 1997 Nine Months from $6,681,000 for the 1996 Nine Months, an increase of $1,045,000, or 16 percent. Such costs for the New Clinics for the 1997 Nine Months were $839,000, coupled with an increase in such costs of $206,000 relating to the clinics opened prior to the 1997 Nine Months. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues declined to 27.4 percent for the 1997 Nine Months from 28.4 percent for the 1996 Nine Months.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $819,000 for the 1997 Nine Months from $661,000 for the 1996 Nine Months, an increase of 24 percent or $158,000. Approximately 26 percent of the increase, or $42,000, was due to the New Clinics, while 74 percent, or $116,000, of the increase relates to the clinics opened prior to the 1997 Nine Months. The provision as a percent of net patient revenues increased slightly to 2.9 percent for the 1997 Nine Months compared to 2.8 percent for the 1996 Nine Months.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel, legal, public company listing and application fees and professional fees increased to $2,687,000 for the 1997 Nine Months from $2,330,000 for the 1996 Nine Months, an increase of $358,000 or 15 percent. Corporate office costs - general and administrative increased primarily as a result of additional personnel hired since the 1996 Third Quarter to oversee the operations of an increasing number of clinics in operation and to establish a corporate compliance program. Coupled with this increase was an increase in travel expenses of corporate office personnel needed to service the increased number of clinics in operation at September 30, 1997, an increase in legal expenses associated with operating an increased number of clinics at September 30, 1997, and a $24,000 application fee to NASDAQ that the Company incurred in April 1997, when the Company's Common Stock began trading on the Nasdaq National Market. The Company's Common Stock previously was traded on the Nasdaq Small Cap Market. Corporate office costs - general and administrative, as a percent of net revenues, decreased to 9.4 percent for the 1997 Nine Months from 9.8 percent for the 1996 Nine Months, reflecting increased revenues in the 1997 Nine Months.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new and future clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $231,000 or 40 percent to $814,000 for the 1997 Nine Months from $583,000 for the 1996 Nine Months. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1997 from the level of 12 new clinics developed and opened during 1996. Coupled with the increase in salaries and related costs is an increase in travel expenses and recruiting fees which also correlate with the anticipated growth in new clinic openings in 1997.

Interest Expense
Interest expense of $555,000 for the 1997 Nine Months relates primarily to $183,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $300,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $57,000 of interest expense was recorded in the 1997 Nine Months relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $386,000, or 54 percent, to $1,106,000 for the 1997 Nine Months from $720,000 for the 1996 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes for the 1997 Nine Months includes a provision for state taxable income of $159,000, offset, in part, by the recognition during the 1997 Nine Months of a deferred tax asset of $107,000 relating to federal income taxes.

Net Income
The Company's net income for the 1997 Nine Months of $1,793,000 exceeded the 1996 Nine Months net income of $1,243,000 principally due to the $4,879,000 increase in net revenues, which more than offset the $3,357,000 increase in clinic operating costs, the $589,000 increase in corporate office costs and the $386,000 increase in minority interests in subsidiary limited partnerships.

Liquidity and Capital Resources

At September 30, 1997, the Company had $4,958,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at September 30, 1997, is $3,500,000 of short-term United States government agency securities and $300,000 of short-term United States government money market funds. The market value of the United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of September 30, 1997.

The increase in cash of $46,000 from December 31, 1996 to September 30, 1997 is due primarily to cash provided by operating activities of $2,435,000, coupled with proceeds from notes payable of $40,000 and proceeds from the sale of fixed assets of $67,000 offset, in part, by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $1,658,000, for distributions to minority investors in subsidiary limited partnerships of $731,000, for payment of $61,000 to reduce notes payable and to acquire treasury stock of $47,000.

The Company's current ratio increased to 5.64 to 1.00 at September 30, 1997 from 4.56 to 1.00 at December 31, 1996. The increase in the current ratio is due primarily to an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable. In addition, estimated third-party payor (Medicare) settlements decreased in conjunction with the Company's filing their 1996 annual cost reports with Medicare in May 1997. At September 30, 1997, the Company had a debt-to-equity ratio of 0.89 to 1.00 compared to 1.10 to 1.0 at December 31, 1996. The improvement in the debt-to-equity ratio from December 31, 1996 to September 30, 1997 relates primarily to the increase in equity as a result of the net income of $1,793,000 for the nine months ended September 30, 1997.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes. As of September 30, 1997, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through at least 1997.

Factors Affecting Future Results

Operating results in future periods may be affected by the Company's plan to accelerate the pace of new clinic openings in 1997 and 1998 from the 12 new clinic openings which occurred in 1996. Increased clinic openings traditionally involve a significant amount of start-up costs, such as travel and recruitment fees. In addition, during the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years.

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the methods currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options and warrants will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for the three months and the nine months ended September 30, 1997 is not expected to be material.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

    27.  Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      U.S. PHYSICAL THERAPY, INC.


Date: November 12, 1997               By:   /s/ MARK J. BROOKNER
                                            Mark J. Brookner
                                            Chief Financial Officer and
                                              Treasurer (duly authorized
                                              officer and principal financial
                                              officer)