Form 10KSB
period 1997-12-31
U S PHYSICAL THERAPY INC /NV
filed 1998-03-27
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

Securities registered under Section 12(b) of the Exchange Act:
                       Not Applicable

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

               State issuer's revenues for its most recent fiscal year:
                           $ 38,807,000

               State the aggregate market value of the voting stock held by non-affiliates of the registrant:

                          $ 25,846,000

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:                        3,610,734


               DOCUMENTS INCORPORATED BY REFERENCE

    Document                                  Part of Form 10-KSB

Portions of Definitive Proxy                       PART III
  Statement for the 1997 Annual
  Meeting to Shareholders

Transitional Small Business Disclosure Format:        No

                              PART I

Item 1.  Description of Business.

General

     U.S. Physical Therapy, Inc. (the "Company") is engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. As of December 31, 1997, the Company was operating 80 clinics: eighteen in Texas, fourteen in Michigan, six in Florida and Georgia, respectively, four in Mississippi and Pennsylvania, respectively, three in Louisiana and Oklahoma, respectively, two in Illinois, Maine, Missouri, Virginia and Wisconsin, respectively, and one in Connecticut, Idaho, Iowa, Minnesota, Montana, New Mexico, New Jersey, North Carolina, Oregon, South Carolina, Tennessee and Vermont, respectively. In the first quarter of 1996, the Company acquired all of the assets of a clinic located in McKinney, Texas, and consolidated its existing clinic located in McKinney into the acquired facility. In the first quarter of 1997, the Company sold all of the fixed assets of two clinics, located in Mississippi and Alabama, respectively, and then closed the two facilities. A total of 13 clinics were opened in 1997. Management presently anticipates to accelerate the pace of new clinic openings in 1998.

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

     The Company was formed in June 1990 and operated as a subchapter S Corporation until August 1991 when, in conjunction with a $2,500,000 private placement, it reorganized into a limited partnership form of organization. In May 1992, in connection with the Company's initial public offering, the Company was reorganized into its present form, a Nevada corporation with operating subsidiaries organized in the form of limited partnerships. In such reorganization, the prior owners of the limited partnership interests and the corporate general partner corporations exchanged their interests for 2,000,000 shares of the Company's common stock. In June 1992, the Company completed its initial public offering.
The offering proceeds, net of offering costs, were $7,010,350 resulting from the sale by the Company of 1,200,000 shares of its common stock in the initial offering and the subsequent sale of 140,000 over allotment shares. In connection with its initial public offering, the Company issued to RAS Securities Corp., as representative of the underwriters, warrants to purchase from the Company 120,000 shares of Common Stock. The warrants were initially exercisable at a price of $8.125 per share for a period of four years, commencing May 28, 1993. During 1997, 96,000 of the warrants were exercised and the remaining 24,000 warrants expired.

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

The Company's Clinics

     The managing physical and/or occupational therapist of each clinic owns a partial interest in the clinic he or she operates. This is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). As of December 31, 1997, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest and limited partnership interest ranging from 59% to 99% in the clinics it operates (92.5% of the clinics were at 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40% (7.5% of the clinics were at 35%).

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

      The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries,
rehabilitation of injured workers and preventative care.   The
clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures, such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The Company currently provides its services at its clinics only on an outpatient basis. Patients requiring these types of services are usually treated for approximately one hour per day, two to five times a week. This form of treatment typically lasts two to six weeks. The Company's charge for the treatment is generally on a per procedure basis. In addition to the services mentioned, the clinics will, when appropriate, develop individual maintenance exercise programs to be continued after treatment. Advice on postural improvements and changes in work habits or lifestyle to promote self-management of patient's condition is provided. The Company continues to assess the potential for developing new services and expanding the method of providing its current services, with an emphasis on health insurance and workers' compensation insurance cost containment.

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

     As of December 31, 1997, 69 of the Company's clinics have been certified as Medicare providers and six of the remainder are in the process of becoming certified. Management anticipates that, in the future, newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will become certified as Medicare providers. Prior to 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic was equal to the lesser of the provider's "reasonable costs" as allowed under Medicare regulations or the provider's customary charges. Individual beneficiaries, or their "Medigap" insurance carriers if such coverage exists, were required to pay a deductible and co-payment amount, so that governmental payments to the Company did not exceed
80% of the reasonable cost of such services.    Beginning in 1998,
Medicare will impose new constraints on reimbursement for outpatient physical and/or occupational therapy services. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the Balanced Budget Act of 1997 ("BBA") or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 10% reduction will not apply to services provided by hospitals. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction. The Company files annual cost reports for each of its Medicare-certified clinics. These cost reports serve as the basis for determining the prior year's reimbursement settlements and interim Medicare payment rates for the next year. Furthermore, the BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule, the amounts for which will be determined by the Secretary of HHS. Beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of these payment changes may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. Revenues from the Medicare program for the year ended December 31, 1997 accounted for approximately 13% of the Company's net patient revenues. The Company does not anticipate that the 10% reduction in the "adjusted reasonable cost" beginning in 1998 will have a material impact on the Company's profitability. The Company will not be able to determine the impact the changes imposed by the BBA will have on its business for 1999 until the Secretary of HHS publishes its fee schedule. Medicare regulations require that a physician certify the need for physical and/or occupational therapy services for each patient and that these services be provided in accordance with an established plan of treatment which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical or occupational therapy, and, therefore, Medicaid is not and is not expected to be a material payor for the Company.

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

     As of December 31, 1997, 69 of the Company's clinics have become certified as Medicare providers. In order to receive Medicare reimbursement, a rehabilitation agency or clinic must meet the applicable conditions of participation set forth by the Department of Health and Human Services relating to the type of facility, its equipment, record keeping, personnel and standards of medical care as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance.

     The Social Security Act imposes criminal and/or civil penalties upon persons who pay or receive any "remuneration" in connection with the referral of patients covered under Medicare, Medicaid or most other federally funded health care programs. The "anti-kickback" law prohibits providers and others from offering or paying (or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a service covered under such health care programs. Each violation of this law may be punished by a fine (of up to $250,000 for individuals and $500,000 for organizations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in federal healthcare programs, and other federal procurement and nonprocurement programs, for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states, including some states in which the Company operates clinics, have similar laws, which apply whether or not federal health care funds are involved; and health care reform proposals in the last few years would have expanded federal law to cover all patients as well. Because the federal anti-kickback law has been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, it limits the relationships which the Company may have with referral sources, including any ownership relationships. The Company's managing physical therapists are limited partners in their respective clinics. Management does not believe that the ownership structure of its clinics violates the anti-kickback laws, since no direct or indirect owner of the clinics, including the partner therapists, serves as a referral source for the clinics. The anti-kickback laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under a December 1992 letter by the Chief Counsel of the Department of Health and Human Services' Inspector General, could include payments for goodwill or other intangibles. Management considers these anti-kickback laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation.

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

     Pursuant to the recently enacted Kennedy-Kassebaum insurance reform bill, a number of new authorities to combat health care fraud and abuse became law in 1997. Among other things, the law creates a new federal crime of "health care fraud", establishes an all-payor fraud and abuse program to be directed by the U.S.

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

Employees

     At December 31, 1997, the Company employed 650 total employees of which 419 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

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

Item 2.  Description of Property.

Property

     The Company presently leases, under noncancelable lease terms ranging from one to five years, all of the properties used for its clinics with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, respectively, for which the Company owns the facility. The Company also intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies approximately 2,000 to 4,000 square feet of space.

     The Company also leases, under a five-year noncancelable operating lease beginning July 1993, its executive offices located in Houston, Texas. The executive offices currently occupy approximately 13,190 square feet of space (including allocations for common areas). The Company has executed a lease for an additional 5,536 square feet of space that it will occupy during the second quarter of 1998 for a total of 18,726 square feet. In addition, the Company has exercised its option under the original lease to extend the lease for a five-year period ending July 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1997.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Quotations

  On April 28, 1997, the Company's common stock began trading on the Nasdaq Stock Market, Inc. ("Nasdaq") National Market under the symbol "USPH". Prior thereto, the Company's common stock traded on The Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "USPH". The range of trading prices, as reported by Nasdaq for each quarterly period, is set forth below. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             1997                   1996
                        HIGH       LOW          HIGH      LOW
  QUARTER

  First                $10 3/4     $ 9 1/4   $11 3/4      $11 1/8

  Second                 9 3/4       9        11 1/4        9 1/4

  Third                  9 5/8       8 7/8     9 1/4        8 3/4

  Fourth                12           9 1/2     9 7/8        8 3/8


Record Holders

  As of March 18, 1998, there were 62 holders of record of the Company's outstanding common stock.

Dividends

  Since inception, the Company has not declared or paid cash dividends or made distributions on its equity securities, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1997, the Company operated 80 outpatient physical and/or occupational therapy clinics in 25 states. The average age of the 80 clinics in operation at December 31, 1997 is
3.0 years old. Since inception of the Company, 81 clinics have been developed and six clinics have been acquired by the Company.
To date, the Company has closed two facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. The two clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1997 of $(6,000) and $57,000, respectively, and for the year ended December 31, 1996 of $345,000 and $506,000, respectively.

Net Patient Revenues
Net patient revenues increased to $38,342,000 for 1997 from $32,029,000 for 1996, an increase of $6,313,000, or 20%. Net patient revenues from the 13 clinics developed since 1996 (the "New Clinics") accounted for 28% of the increase or $1,743,000. The remaining increase of $4,570,000 in net patient revenues comes from those 67 clinics opened more than one year as of December 31, 1997 (the "Pre-1997 Clinics"). The majority of the $4,570,000 increase in net patient revenues from these clinics resulted from a 14% increase in the number of patient visits, while the rate charged per visit remained stable.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the Balanced budget Act of 1997 ("BBA"). See Factors Affecting Future Results section of Management's Discussion and Analysis or Plan of Operation.

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $287,000, or 161%, to $465,000 for 1997 from $178,000 for 1996. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic, an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during 1997 compared to 1996 and an increase in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 76% for 1997 compared to 77% for 1996.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $17,624,000 for 1997 from $14,743,000 for 1996, an increase of
$2,881,000 or 20%. Approximately 31% of the increase, or $887,000, was due to the New Clinics. The remaining 69% increase or $1,994,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1997, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to 1997. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues remained stable at 46% for 1997 compared to 1996.





                                18
Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $10,562,000 for 1997 from $9,144,000 for 1996, an increase of
$1,418,000, or 16%. Approximately 55% of the increase, or $786,000, was due to the New Clinics, while 45%, or $632,000, of the increase was due to the clinics opened prior to 1997. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues has declined slightly from 29% for 1996 to 28% for 1997.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $1,050,000 for 1997 from $929,000 for 1996, an increase of 13%
or $121,000. Approximately 32% of the increase, or $39,000, was due to the New Clinics, while 68%, or $82,000, of the increase relates to the clinics opened prior to 1997. The provision as a percent of net patient revenues remained stable at 3% for 1997 and 1996.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, insurance costs, depreciation and amortization, travel, legal, application fees and professional fees increased to $3,666,000 for 1997 from $3,097,000 for 1996, an increase of
$569,000, or 18%. Corporate office costs - general and administrative increased primarily as a result of additional personnel hired in 1997 to oversee the operations of an increasing number of clinics in operation and to establish a corporate compliance program. Coupled with this increase was an increase in legal expenses associated with opening an increased number of clinics in 1997. Corporate office costs - general and administrative, as a percent of net patient revenues, remained stable at 10% for 1997 and 1996.

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

Corporate office costs - recruitment and development increased $321,000 or 41% to $1,105,000 in 1997 from $784,000 in 1996. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel associated with opening an increased number of clinics in 1997 and personnel added in response to management's intention to accelerate the pace of new clinic openings in future years. Coupled with the increase in salaries and related costs is an increase in travel expenses and recruiting fees which also correlate with the increasing number of clinics in operation at December 31, 1997, and an increase in rent due to an expansion of office space needed to support additional personnel. In addition, in conjunction with the accelerated clinic opening schedule, management has implemented an aggressive marketing approach resulting in increased marketing costs during 1997. Corporate office costs - recruitment and development, as a percent of net patient revenues, increased slightly to 3% for 1997 from 2% for 1996.

Interest Expense
Interest expense of $741,000 for 1997 relates primarily to $244,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $400,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $75,000 of interest expense was recorded in 1997 relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in 1996 in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $571,000, or 57%, to $1,578,000 in 1997 from $1,007,000 in 1996 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes decreased to $55,000 for 1997 compared to $117,000 for 1996, a decrease of $62,000 or 53%. The decrease in federal income taxes to $(203,000) in 1997 from $74,000 in 1996 is due to the Company's recognition during 1997 of its net deferred federal tax asset of $833,000, offset, in part, by an increase in current federal taxes of $556,000. State income taxes increased to $258,000 in 1997 from $43,000 in 1996. The increase in current federal and state income taxes corresponds to the increase in profitability of the clinics.

Net Income
The Company's net income for 1997 of $2,426,000 exceeded 1996 net income of $1,641,000 principally due to the $6,600,000 increase in net revenues, which more than offset the $4,420,000 increase in clinic operating costs, the $890,000 increase in corporate office costs and the $571,000 increase in minority interests in subsidiary limited partnerships. In addition, during 1997, the Company recognized its net deferred federal tax asset of $833,000 which was offset by current federal tax expense of $630,000 and current state tax expense of $258,000.

Liquidity and Capital Resources

At December 31, 1997, the Company had $5,556,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at December 31, 1997 is $3,800,000 of short-term United States government agency securities and $875,000 of short-term United States government money market funds. The market value of the United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of December 31, 1997.

The increase in cash of $644,000 from December 31, 1996 to December 31, 1997 is due primarily to cash provided by operating activities of $3,792,000, coupled with proceeds from notes payable of $40,000, proceeds from the sale of fixed assets of $67,000 and proceeds from the exercise of stock options of $28,000, offset in part by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $2,120,000, distributions to minority partners in subsidiary limited partnerships of $1,044,000, for payment on notes payable of $73,000 and to acquire treasury stock of $47,000.

The Company's current ratio increased to 5.07 to 1.00 at December 31, 1997 compared to 4.56 to 1.00 at December 31, 1996. The increase in the current ratio is due primarily to an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable. In addition, estimated third-party payor (Medicare) settlements decreased as a result of Medicare's reducing the Company's reimbursement rates in mid-1997. In May of each year when the Company files its cost reports with Medicare for the previous year, Medicare adjusts the Company's reimbursement rates so that the percent of charges paid by Medicare during the remainder of the year will more closely reflect the actual cost to charges ratio realized by the Company. After a clinic has been Medicare certified for several years, the actual cost to charge ratio generally approximates the reimbursement rates paid by Medicare. At December 31, 1997, the Company had a debt-to-equity ratio of 0.83 to 1.00 compared to 1.10 to 1.00 at December 31, 1996. The improvement in the debt-to-equity ratio from December 31, 1996 to December 31, 1997 relates primarily to the increase in equity as a result of the net income of $2,426,000 for 1997.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized the repurchase of up to 200,000 shares of Company common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes. As of December 31, 1997, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through at least 1998.

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which required the Company to change the method presently used to compute earnings per share and to restate all prior period amounts. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. The new standard did not have a material impact on the basic or fully diluted earnings per share computations for 1997 and 1996.

Factors Affecting Future Results

Clinic Development
During 1998 the Company intends to further accelerate the pace of new clinic openings from the 13 clinics opened during 1997. Accordingly, corporate office-recruitment and development expenses are expected to increase since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees. In addition, the Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years.

The Balanced Budget Act of 1997
Beginning in 1998, Medicare will impose new constraints on reimbursement for outpatient physical and/or occupational therapy services. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the Balanced Budget Act of 1997 ("BBA") or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 10% reduction will not apply to services provided by hospitals. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction.
Furthermore, the BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule, the amounts for which will be determined by the Secretary of HHS. Beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of these payment changes may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. Revenues from the Medicare program for the year ended December 31, 1997 accounted for approximately 13% of the Company's net patient revenues. The Company does not anticipate that the 10% reduction in the "adjusted reasonable cost" beginning in 1998 will have a material impact on the Company's profitability. The Company will not be able to determine the impact the changes imposed by the BBA will have on its business for 1999 until the Secretary of HHS publishes its fee schedule.

Year 2000
Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company does not anticipate that the cost of such modifications or replacements will be material to its operations. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

Income Taxes
During 1997, the Company utilized all of its remaining unused operating loss carryforwards. Accordingly, during 1998, the Company anticipates a significant increase in federal income tax expense.

Item 7.  Financial Statements.


           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                26


Audited Financial Statements


Consolidated Balance Sheets as of
  December 31, 1997 and 1996                                  27


Consolidated Statements of Operations for the years
  ended December 31, 1997 and 1996                            29


Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 1997 and 1996                  30


Consolidated Statements of Cash Flows for the years
  ended December 31, 1997 and 1996                            31


Notes to Consolidated Financial Statements                    33

                  REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                      ERNST & YOUNG LLP



Houston, Texas
March 13, 1998

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                               December 31,
                                            1997         1996

ASSETS
Current assets:
  Cash and cash equivalents               $  5,556     $  4,912
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,595 and $1,159, respectively       7,707        6,359
  Accounts receivable-other                    187          127
  Other current assets                         504          407
      Total current assets                  13,954       11,805

Fixed assets (Note 4):
  Furniture and equipment                    8,111        7,043
  Leasehold improvements                     3,869        3,280
                                            11,980       10,323
  Less accumulated depreciation              5,951        4,317
                                             6,029        6,006
Noncompete agreements, net of
  amortization of $501, and $406,
  respectively                                 124          218
Goodwill, net of amortization of
    $138, and $94, respectively              1,042          811
Other assets                                 1,399          643
                                          $ 22,548     $ 19,483













         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                                 December 31,
                                            1997          1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $    250     $    275
  Accrued expenses                           1,333          971
  Estimated third-party payor
    (Medicare) settlements (Note 2)          1,095        1,277
  Notes payable (Note 4)                        72           68
      Total current liabilities              2,750        2,591

Notes payable - long-term portion
  (Note 4)                                     189          226
Convertible subordinated notes
  payable (Note 4)                           8,050        8,050
Minority interests in subsidiary limited
  partnerships (Note 11)                     1,557        1,021
Commitments (Note 11)                            -            -
Shareholders' equity(Notes 7,8, and 9):
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0- shares
    outstanding                                  -            -
  Common stock, $.01 par value, 10,000,000
    shares authorized, 3,615,634 and
    3,594,715 shares outstanding at
    December 31, 1997 and 1996,
    respectively                                36           36
  Additional paid-in capital                11,689       11,661
  Accumulated deficit                       (1,676)      (4,102)
  Treasury stock at cost, 4,900 and
    -0- shares held at December 31,
    1997 and 1996, respectively                (47)           -
      Total shareholders' equity            10,002        7,595
                                          $ 22,548     $ 19,483


         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                        Year Ended December 31,
                                           1997         1996

Net patient revenues                    $ 38,342       $ 32,029
Other revenues                               465            178
Net revenues                              38,807         32,207

Clinic operating costs:
  Salaries and related costs              17,624         14,743
  Rent, clinic supplies and other         10,562          9,144
  Provision for doubtful accounts          1,050            929
                                          29,236         24,816
Corporate office costs:
  General and administrative               3,666          3,097
  Recruitment and development              1,105            784
                                           4,771          3,881

Operating income before non-
  operating expenses                       4,800          3,510

Interest expense                             741            745

Minority interests in subsidiary
  limited partnerships                     1,578          1,007

Income before income taxes                 2,481          1,758

Provision for income taxes
  (Notes 2 and 6)                             55            117

Net income                              $  2,426       $  1,641

Basic earnings per common share         $    .67       $    .46

Earnings per common share-assuming
  dilution                              $    .65       $    .45





         See notes to consolidated financial statements.

                 U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                    Total
                                 Add'l     Accumu-                  Share-
                  Common  Stock  Paid-In  lated     Treasury Stock  holders'
                  Shares  Amount Capital  Deficit   Shares  Amount  Equity

Balance at
  Jan. 1, 1996     3,520   $ 35   $10,870  $(5,743)      -   $   -  $ 5,162

Proceeds from
  exercise of
  stock options        4      -        27        -       -       -       27

Interest enhance-
  ment on 8%
  Convertible
  Subordinated
  Notes,Series B      71      1       764        -       -       -      765

Net income             -      -         -    1,641       -       -    1,641

Balance at
  Dec. 31, 1996    3,595     36    11,661   (4,102)      -       -    7,595

Proceeds from
  exercise of
  stock options        4      -        28        -       -       -       28

Proceeds from
  exercise of
  warrants            17      -         -        -       -       -        -

Repurchase of
  treasury
  shares               -      -         -        -      (5)    (47)     (47)

Net income             -      -         -        -       -       -    2,426

Balance at
  Dec. 31, 1997    3,616   $ 36   $11,689  $(1,676)     (5)  $ (47) $10,002







               See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                        Year Ended December 31,
                                           1997         1996

Operating activities
Net income                              $    2,426     $  1,641
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization            1,880        1,735
    Minority interests in earnings of
      subsidiary limited partnerships        1,578        1,007
    Provision for bad debts                  1,050          929
    Loss on sale of fixed assets               28             2
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                            (2,398)      (1,415)
    Increase in accounts receivable-
      other                                    (60)         (19)
    Decrease (increase) in other assets       (867)          43
    Increase in accounts payable and
      accrued expenses                         337          234
    Increase (decrease) in estimated
      third-party payor (Medicare)
      settlements                             (182)         562
Net cash provided by operating
  activities                                 3,792        4,719

Investing activities
Purchase of fixed assets                    (1,844)      (1,677)
Purchase of intangibles                       (276)        (301)
Proceeds on sale of fixed assets                67           11
Net cash used in investing activities       (2,053)      (1,967)





         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                         Year Ended December 31,
                                           1997           1996

Financing activities
Proceeds from notes payable                   40            215
Payment of notes payable                     (73)           (61)
Acquisition of treasury stock                (47)             -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                 1             11
Proceeds from exercise of stock options       28             27
Distributions to minority investors
  in subsidiary limited partnerships      (1,044)          (666)
Net cash used in financing activities     (1,095)          (474)
Net increase in cash and cash
  equivalents                                644          2,278
Cash and cash equivalents - beginning
  of year                                  4,912          2,634
Cash and cash equivalents - end of
  year                                  $  5,556       $  4,912

Supplemental disclosures of cash flow
information

Cash paid during the year for:
  Income taxes                          $    735       $    137
  Interest                              $    667       $    667











        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997

1.  Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its wholly owned subsidiaries (the "Company") is engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. As of December 31, 1997, the Company was operating 80 clinics: eighteen in Texas, fourteen in Michigan, six in Florida and Georgia, respectively, four in Mississippi and Pennsylvania, respectively, three in Louisiana and Oklahoma, respectively, two in Illinois, Maine, Missouri, Virginia and Wisconsin, respectively, and one in Connecticut, Idaho, Iowa, Minnesota, Montana, New Mexico, New Jersey, North Carolina, Oregon, South Carolina, Tennessee and Vermont, respectively. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 99% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

2.  Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper, Eurodollar deposits and short-term treasury and U.S. government agency securities. Included in cash and cash equivalents at December 31, 1997 is $3,800,000 of short-term U.S. government agency securities and $875,000 of short-term government money market funds.

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

In March 1995, the FASB issued statement No 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 did not have a material effect on the Company's operations.

Net Patient Revenues

Net patient revenues are reported at the estimated net realizable amounts from patients, third party payors, and others for services rendered, including estimated retrospective adjustments under Medicare. Retrospective adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. Medicare reimbursement for outpatient physical therapy or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. The majority of the Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1995. Revenues from the Medicare program accounted for approximately 13% of the Company's net patient revenues for the year ended December 31, 1997. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. The Company has also entered into payment agreements with certain commercial insurance carriers and health maintenance organizations. The basis for payment to the Company under these agreements is primarily based on discounts from established rates.

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

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Non-Cash Transaction

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B ("the Series
B Notes"). The Series B Notes contained a contingent interest enhancement feature which allowed the Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996. In 1996, a total of 70,965 shares of the Company's Common Stock were issued in connection with the Contingent Interest Enhancement feature. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 70,965 shares. As of December 31, 1997 and 1996, $276,000 and $200,000, respectively, of amortization relating to the deferred financing costs had been recorded.

4.  Notes Payable

On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of the Company's 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which are subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran, who purchased $2,000,000 of the Notes. The Notes bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price is $10.00 per share (subject to adjustment as provided in the Notes). The Company can require the Note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $20.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. As of December 31, 1997, none of the Notes had been converted into Common Stock of the Company.

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

Notes payable as of December 31, 1997 and 1996 consist of the following:
                                            December 31,
                                        1997            1996

Promissory note at a floating
interest rate of 1% above prime,
payable in semi-annual install-
ments beginning January 31, 1993
until the earlier of payment of
the entire principal and accrued
interest due or 30 days from the
sixth anniversary of the date of
this note.  Each  installment of
principal is equal to the greater
of $9,375 or 4.5% of the net patient
revenue of one of the Company's
clinics for the six months of the
calendar year immediately preceding
each installment date.  This note
is secured by certain furniture and
equipment with a net book value
of approximately -0-.               $   51,000      $   73,000

Promissory note at a floating
interest rate of 1% above prime,
payable in monthly installments
through November 1, 2001.  This
note is secured by the facility,
with a net book value of approxi-
mately $79,000 of one of the
Company's clinics                       32,000          38,000

Promissory note with an 8% interest
rate payable in equal monthly in-
stallments through March 19, 2007.
This note is secured by the facility,
with a net book value of approxi-
mately $52,000 of one of the
Company's clinics                       38,000               -

Unsecured promissory notes with
a 7% interest rate payable in
equal monthly installments
through December 31, 2000              140,000         183,000

                                            December 31,
                                        1997            1996

8% Convertible Subordinated
Notes due June 30, 2003 with
interest payable quarterly           3,050,000       3,050,000

8% Convertible Subordinated
Notes, Series B due June 30,
2004, with interest payable
quarterly                            2,000,000       2,000,000

8% Convertible Subordinated
Notes, Series C, due June 30,
2004, with interest payable
quarterly                            3,000,000       3,000,000
                                     8,311,000       8,344,000

Less current portion                   (72,000)        (68,000)
                                    $8,239,000      $8,276,000

Scheduled maturities for the next five years and thereafter as of December 31, 1997 are as follows:

         1998                        $  72,000
         1999                           72,000
         2000                           68,000
         2001                           23,000
         2002                            4,000
         Thereafter                   8,072,000
                                     $8,311,000

5.  Related Party Transactions

During both 1997 and 1996, the Company recognized interest expense of $414,000, respectively, relating to Convertible Subordinated
Notes held by directors of the Company.

See Note 4 for additional related party transactions.

6.  Income Taxes

Significant components of the Company's deferred tax assets at December 31 were as follows:

                                          1997           1996
Deferred tax assets:
  Tax operating losses                 $     -        $ 745,000
  Investment in partnerships              855,000       567,000
  Minimum tax credit carryforward         279,000        75,000
  Total                                 1,134,000     1,387,000

Less valuation allowance                 (301,000)   (1,387,000)

Net deferred federal income taxes      $  833,000    $     -

The differences between the federal tax rate and the Company's effective tax rate, at December 31 were as follows:

                                1997                 1996
U.S. tax at statutory
  rate                  $ 844,000     34.00%  $ 574,000   35.00%
Reduction in valuation
  allowance            (1,087,000)   (43.80)   (557,000) (33.95)
State income taxes        170,000      6.87      43,000    2.62
Nondeductible expenses     16,000      0.63      29,000    1.76
Other-net                 112,000      4.52      28,000    1.70
                        $  55,000      2.22%  $ 117,000    7.13%

Significant components of the provision/(benefit) for income taxes, for the years ended December 31, were as follows:

                                           1997          1996
Current:
  Federal                              $  630,000     $   74,000
  State                                   258,000         43,000
  Total current                           888,000        117,000
Deferred:
  Federal                                (833,000)          -
  State                                      -              -
  Total deferred                         (833,000)          -
Total income tax provision             $   55,000     $  117,000

Income taxes paid during 1997 and 1996 were approximately $735,000 and $137,000, respectively.

7.  Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25) and related interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

1992 Stock Option Plan, as Amended

The Company has a 1992 Stock Option Plan, as amended (the "Option Plan") which permits the Company to grant to key employees and outside directors of the Company options to purchase shares of Common Stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

During 1997, the 1992 Stock Option Plan was amended to (i) specify that options covering no more than 50,000 shares of common stock of the Company may be granted to any officer or other employee during any calendar year and (ii) increase by 95,000 (from 550,000 to 645,000) the number of shares of common stock reserved for issuance under the Plan. The 95,000 share increase in the shares reserved for issuance under the 1992 Stock Option Plan represents the number of remaining shares available for grant under the Executive Option Plan.

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the Option Plan are granted at an exercise price of not less than the fair market value of the shares of Common Stock on the date of grant. The exercise prices of non-incentive options granted under the Option Plan are determined by the committee which administers the Option Plan upon each grant. The period within which each option will be exercisable is determined by the committee which administers the Option Plan (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 1997 and 1996, 78,750 and 78,750 incentive stock options and 520,375 and 416,000 non-incentive stock options have been granted. Incentive stock options of 3,750 and 3,750 and non-incentive stock options of 12,125 and 8,000 have been exercised as of December 31, 1997 and 1996, respectively.

Outstanding incentive stock options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant. Of the 508,250 non-incentive stock options granted, but not yet exercised, as of December 31, 1997, 227,000 options vest 100% on the date of grant, and 281,250 options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

The following weighted-average assumptions for 1997 and 1996 were used in estimating the fair value of the options granted under the Option Plan: risk-free interest rates ranging from 5.75% to 6.36%; dividend yield rate of 0%; volatility factor of the expected market price of the Company's common stock of .245 and .261, respectively; and a weighted-average expected life of the option of 8 years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and a weighted-average expected life of 5 years for the remaining options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1997 and 1996 is



                                43
not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The
Company's pro forma information follows (in thousands except for earnings per share information):

                                    1997                 1996
Pro forma net income               $2,249              $ 1,426

Pro forma earnings per share       $ 0.62              $  0.40


A summary of the Company's Option Plan activity, and related information for the years ended December 31 follows:

                      1997                     1996
                            Weighted-                  Weighted-
                            Average                    Average
                            Exercise                   Exercise
                Options     Price          Options     Price
Outstanding-
 beginning
 of year        483,000       $ 8.68       381,500     $ 8.41

Granted         111,250         9.89       105,750       9.59
Exercised        (4,125)        7.19        (4,000)      6.75
Forfeited        (6,875)        8.78          (250)      8.63
Outstanding-
 end of year    583,250       $ 8.92       483,000     $ 8.68

Exercisable
 at end
 of year        329,063       $ 8.89       241,625     $ 8.66

Weighted-
 average
 fair value
 of options
 granted
 during the
 year           $ 3.99                     $  4.12

Exercise prices for options outstanding as of December 31, 1997 ranged from $6.25 to $12.00. The weighted-average remaining contractual life of those options is 7.48 years.

Executive Option Plan

The Executive Option Plan ( the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates options to purchase up to 200,000 shares of Common Stock (subject to adjustments in the event of stock dividends, splits, and similar corporate transactions). No further grants of options will be made under the Executive Option Plan as a result of the amendment to the 1992 Stock Option Plan (see Note 7, 1992 Stock Option Plan). The exercise prices of the options granted under the Executive Plan are determined by the committee which administers the Executive Plan upon each grant, and in the case of incentive and non-incentive options, may not be less than the greater of 175% of the fair market value of a share of Common Stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the committee which administers the Executive Plan (in no event may the exercise period extend beyond 10 years from the date of grant). The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Executive Plan activity, and related information for the years ended December 31 follows:

                      1997                        1996
                            Weighted-                  Weighted-
                            Average                    Average
                            Exercise                   Exercise
                Options     Price          Options     Price
Outstanding-
 beginning
 of year        105,000       $ 13.31      105,000     $ 13.31

Granted            -              -           -            -
Exercised          -              -           -            -
Forfeited          -              -           -            -
Outstanding-
 end of year    105,000       $ 13.31      105,000     $ 13.31

Exercisable
 at end
 of year         60,000       $ 13.05       25,000     $ 12.69

Exercise prices for options outstanding as of December 31, 1997 ranged from $12.69 to $14.88. The weighted-average remaining contractual life of those options is 5.71 years.

In total, the Company has 1,505,792 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option
Plan, the 8% Convertible Subordinated Notes, the Series B Notes and the Series C Notes.

8. Warrants

In connection with the Company's initial public offering of its stock effective May 28, 1992, the Company agreed to sell to the managing underwriter, for nominal consideration, warrants to purchase from the Company 120,000 shares of Common Stock (the "Representative's Warrants"). The Representative's Warrants were initially exercisable at a price of $8.125 per share of Common Stock for a period of four years, commencing one year from the initial public offering date.

In May 1997, 96,000 of the Representative's Warrants were exercised by surrendering the Warrants in exchange for 16,794 shares of Company Common Stock. The remaining 24,000 of the Representative's Warrants expired.

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

10.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized $-0- in contribution expense for the years ended
December 31, 1997 and 1996, respectively.

11.  Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $2,831,000 and $2,415,000 for the years ended December 31, 1997 and 1996, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The leases also provide for renewal periods ranging from one to six years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for the next five years and in the aggregate are as follows:

       1998                            $3,020,517
       1999                             2,306,830
       2000                             1,613,860
       2001                             1,279,149
       2002                               891,188
       Thereafter                         310,540
                                       $9,422,084

Employment Agreements

At December 31, 1997, the Company had an outstanding employment agreement with one of its executive officers for $180,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2002.

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $5,920,000 in 1998 and $8,982,000 in the aggregate through 2002.
In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapist partners of $5,810,000 and $4,852,000 for the years ended December 31, 1997 and 1996, respectively.

The employment agreements generally include a non-competition provision which extends through the term of the agreement and for one to two years thereafter.

Minority Interest in Outpatient Physical Therapy Clinic Limited
Partnerships

The managing physical and/or occupational therapist of each clinic owns a partial interest in the clinic he or she operates. This is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interest ranging from 59% to 99% in the clinics it operates. For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%.

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

12.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          1997           1996
Numerator:
  Net income                           $2,426,000     $1,641,000
  Numerator for basic earnings
   per share and diluted earnings
   per share                           $2,426,000     $1,641,000

Denominator:
  Denominator for basic earnings
   per share--weighted-average shares   3,603,159      3,557,113

  Effect of dilutive securities:
   Stock options                           94,346         92,463
   Warrants                                10,803         30,010
  Dilutive potential common shares        105,149        122,473
  Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                          3,708,308      3,679,586

Basic earnings per share                    $0.67          $0.46

Diluted earnings per share                  $0.65          $0.45

For additional disclosures regarding the stock options and warrants, see Notes 7 and 8, respectively.

The Notes, the Series B Notes and the Series C Notes were all outstanding during 1996 and 1997, but were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None

                             PART III

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

  4.1    Convertible Subordinated Note Purchase Agreement dated
         June 2, 1993 (filed as an exhibit to the Company's Form
         8-K dated June 10, 1993 and incorporated herein by reference).

  4.2    Form of U.S. Physical Therapy, Inc. 8% Convertible
         Subordinated Note (filed as an exhibit to the Company's
         Form 8-K dated June 2, 1993 and incorporated herein by reference).

  4.3    Amendment to Convertible Subordinated Note Purchase
         Agreement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).

  4.4 Form of 8% Convertible Subordinated Note, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

  4.5 Registration Agreement for Series B Note (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

  4.6 Form of 8% Convertible Subordinated Note, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

  4.7 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

 10.1 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-30071) and incorporated herein by reference).

 10.2 Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).

 10.3    Amended and Restated Employment Agreement between the
         Company and Roy W. Spradlin (filed as an exhibit to the Company's Form 10-KSB, for the year ended December 31,
         1996 and incorporated herein by reference).

 10.4    Amended and Restated Employment Agreement between the
         Company and Roy W. Spradlin.

 21      Subsidiaries of the Company.

 23 Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040 and 333-30071).

 27      Financial Data Schedule.

(b)      Reports on Form 8-K
         No  Form  8-K  was  filed for the  quarter  ended
         December 31, 1997.

                            SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  U.S. PHYSICAL THERAPY, INC.      By:   /s/ Mark J. Brookner
    (Registrant)                        Mark J. Brookner, Chief
                                        Financial Officer
                                        (principal financial
                                        and accounting officer)

                                  Date:     March 26, 1998

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


  By:/s/ J. Livingston Kosberg     By: /s/ George H. Hargrave
     J. Livingston Kosberg,            George H. Hargrave,
     Chairman of the Board             Director

  By: /s/ Roy W. Spradlin          By:
     Roy W. Spradlin, President,       James B. Hoover,
     Chief Executive Officer and       Director
     Director
     (principal executive officer)

  By: /s/ Mark J. Brookner         By:
     Mark J. Brookner, Chief           Marlin W. Johnston,
     Financial Officer and Director    Director
     (principal financial and
     accounting officer)

  By: /s/ Daniel C. Arnold         By: /s/ Richard C.W. Mauran
     Daniel C. Arnold,                 Richard C.W. Mauran,
     Director                          Director

  By:                               By: /s/ Albert L. Rosen
     Nelson Broms                      Albert L. Rosen
     Director                          Director

                        INDEX OF EXHIBITS

EXHIBIT NO.           IDENTITY OF EXHIBIT                PAGE NO.

 3.1          Articles of Incorporation of the
              Company (filed as an exhibit to
              the Company's Registration State-
              ment on Form S-1 (33-47019) and
              incorporated herein by reference).               --

 3.2          Bylaws of the Company, as amended
              (filed as an exhibit to the Company's
              1993 Form 10-KSB).                               --

 4.1          Convertible Subordinated Note Purchase
              Agreement dated June 2, 1993 (filed as
              an exhibit to the Company's Form 8-K
              dated June 10, 1993 and incorporated
              herein by reference).                            --

 4.2          Form of U.S. Physical Therapy, Inc. 8%
              Convertible Subordinated Note (filed as
              an exhibit to the Company's Form 8-K
              dated June 2, 1993 and incorporated
              herein by reference).                            --

 4.3          Amendment to Convertible Subordinated
              Note Purchase Agreement dated
              March 10, 1994 (filed as an exhibit
              to the Company's Form 8-K dated
              March 25, 1994 and incorporated
              herein by reference).                            --

 4.4          Form of 8% Convertible Subordinated
              Note, Series C (filed as an exhibit
              to the Company's Form 8-K dated
              May 5, 1995 and incorporated herein
              by reference).                                   --

 4.5          Registration Agreement for Series B
              Note (filed as an exhibit to the
              Company's Form 8-K dated May 5, 1995
              and incorporated herein by reference).           --

                        INDEX OF EXHIBITS

EXHIBIT NO.           IDENTITY OF EXHIBIT                PAGE NO.

 4.6          Form of 8% Convertible Subordinated
              Note, Series C (filed as an exhibit to
              the Company's Form 8-K dated May 5, 1995
              and incorporated herein by reference).          -

 4.7          Registration Agreement for Series C
              Notes (filed as an exhibit to the
              Company's Form 8-K dated May 5, 1995
              and incorporated herein by reference).          -

10.1          1992 Stock Option Plan, as amended
              (filed as an exhibit to the Company's
              Registration Statement on Form S-8
              (333-30071) and incorporated herein
              by reference).                                  -

10.2          Executive Option Plan (filed as an
              exhibit to the Company's Registration
              Statement on Form S-8 (33-63444) and
              incorporated herein by reference).              -

10.3          Amended and Restated Employment Agreement
              between the Company and Roy W. Spradlin
              (filed as an exhibit to the Company's
              Form 10-KSB, for the year ended
              December 31, 1996 and incorporated
              herein by reference).                           -

10.4          Amended and Restated Employment
              Agreement between the Company and
              Roy W. Spradlin.                                56

21            Subsidiaries of the Company.                    65

23            Consent of Ernst & Young LLP (Registra-
              tion Nos. 33-63446, 33-63444, 33-91004,
              33-93040 and 333-30071).                        72

27            Financial Data Schedule.                        73

                                                                 EXHIBIT 10.4


            AMENDED AND RESTATED EMPLOYMENT AGREEMENT

THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT ("Agreement") is entered into by and between U. S. Physical Therapy, Inc. a Nevada corporation ("Employer") and Roy Spradlin ("Employee") as of February 24, 1998, and supersedes that certain Employment Agreement between the parties effective February 21, 1997. Employer and Employee may be referred to herein collectively as the "Parties" and individually as a "Party."

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

  Section 10. Special Benefit in the Event of Termination Without
Cause or Merger, Sale, or Dissolution. In the event of the occurrence of any of the following events:

  (a) The termination of employment of Employee by Employer without "cause" as cause is defined in Section 9(c) hereof;

  (b) The transfer or sale by Employer of all or substantially all of the assets of Employer whether or not this Agreement is assigned or transferred as a part of such sale;

  (c) The transfer or sale by Employer's stockholders of more than fifty percent (50%) of the outstanding shares of Common Stock of Employer;

  (d) The merger or consolidation of the Employer in a transaction in which the shareholders of the Employer immediately prior to the merger or consolidation own less than fifty percent
(50%) of the surviving company; or

  (e)    The voluntary or involuntary dissolution of Employer;

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

  Section 11. Non-Competition. During the term and for a one (1) year period following the termination of his employment under this Agreement for any reason, Employee shall not, directly or indirectly, for himself or on behalf of any other person or entity as an employee, employer, consultant, agent, lender, principal, partner, stockholder, corporate officer, director, or in any other individual or representative capacity, (i) invest, engage in, or permit his name to be used in connection with any business that is in competition with the Employer, (ii) accept employment with or render services to a competitor of Employer, as a director, officer, agent partner, employee or consultant, or (iii) solicit or accept from any of the customers of Employer or from any person or entity whose business Employer is soliciting, any business of the type which Employer is engaged in or actively is preparing to engage in. Employee shall be prohibited from engaging in the activities described above within fifty (50) miles of any of Employer's rehabilitation clinic locations.

  Section 12. Non-Solicitation. During the term hereof and for a one (1) year period following the termination of this Agreement for any reason, Employee agrees not to, directly or indirectly, for himself or on behalf of any other person or entity (a) solicit or induce, or attempt to solicit or induce, any person employed by, or any agent of, Employer, to terminate the employee's or agent's relationship with Employer, nor (b) call on, solicit, or divert, or attempt to call on, solicit or divert any person, firm, corporation or other entity who was or had been a customer or a patient referral source (including, without limitation, any physician) of Employer who referred ten or more customers to Employer, who is a customer or a patient referral source of Employer who has referred ten or more customers to Employer, or who is a prospective customer or a patient referral source of Employer with whom Employee had contact as an employee of Employer and who, within six months of such solicitation, Employer was or is actively recruiting as a customer or patient referral source.

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





                                61
  Section 16. Copy of Covenants. Until the expiration of the applicable restrictions, Employee will provide, and Employer similarly may provide, a copy of the covenants contained in Sections 11, 12 and 13 of this Agreement to any business or enterprise which Employee may (i) directly or indirectly own, manage, operate, finance, join, control or participate in the ownership, management operation, financing, or control of, (ii) serve as an officer, director, employee, partner, principal, agent, representative, consultant, lender or otherwise, or (iii) with which he may use or permit his name to be used.

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






                                62
  Section 19. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the Parties hereto with respect to the employment of Employee by Employer, and contains all of the covenants and agreements between the Parties with respect to such employment in any manner whatsoever.

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





                                63
  Section 23. Governing Law. This Agreement shall be interpreted, construed and governed by and in accordance with the internal substantive law of the State of Texas.

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


                           EMPLOYER:

                           U.S. PHYSICAL THERAPY, INC.


                           By:     /s/ J. Livingston Kosberg
                           Name:   J. Livingston Kosberg
                           Position:   Chairman of the Board


                           EMPLOYEE:


                            /s/ Roy Spradlin
                           Roy Spradlin

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

U.S. PT - Delaware, Inc.     Corporation         Delaware
U.S. Therapy, Inc.           Corporation         Texas
National Rehab GP, Inc.      Corporation         Texas
U.S. Physical Therapy, Ltd.  Limited
                               Partnership       Texas
U.S. PT Management, Ltd.     Limited
                               Partnership       Texas
National Rehab Management
  GP, Inc.                   Corporation         Texas
Rehab Partners #1, Inc.      Corporation         Texas
Rehab Partners #2, Inc.      Corporation         Texas
Rehab Partners #3, Inc.      Corporation         Texas
Rehab Partners #4, Inc.      Corporation         Texas
Rehab Partners #5, Inc.      Corporation         Texas
Rehab Partners #6, Inc.      Corporation         Texas
Rehab Partners #7, Inc.      Corporation         Texas
Rehab Partners Acquisition
  #1, Inc.                   Corporation         Texas
Southeastern Hand
  Rehabilitation, Inc.
  dba Reist Hand Therapy     Corporation         Florida
The Browning Realty
       Group, Inc.           Corporation         Texas
Action Physical Therapy      Limited
       Clinic, Ltd.            Partnership       Texas
Cypresswood Physical         Limited
       Therapy Centre, Ltd.    Partnership       Texas
Progressive Physical         Limited
       Therapy Clinic, Ltd.    Partnership       Texas
Virginia Parc Physical
       Therapy, Ltd., dba
       McKinney Physical
       Therapy Associates,
       Limited               Limited
       Partnership             Partnership       Texas

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Dearborn Physical Therapy,
 Ltd., dba Advanced          Limited
 Physical Therapy              Partnership       Texas
Saline Physical Therapy      Limited
 of Michigan, Ltd.             Partnership       Texas
R. Clair Physical Therapy,   Limited
 Limited Partnership           Partnership       Texas
Roepke Physical Therapy,     Limited
 Limited Partnership           Partnership       Texas
Merrill Physical Therapy,    Limited
 Limited Partnership           Partnership       Texas
Genesee Valley Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Joan Ostermeier Physical
 Therapy, Limited
 Partnership dba Sport &     Limited
 Spine of Wittenberg           Partnership       Texas
Kingwood Physical            Limited
 Therapy, Ltd.                 Partnership       Texas
Enid Therapy Center,         Limited
 Limited Partnership           Partnership       Texas
Dynamic Physical Therapy     Limited
 of Round Rock, Ltd.           Partnership       Texas
Active Physical Therapy,     Limited
 Limited Partnership           Partnership       Texas
Southwind Physical Therapy,  Limited
    Limited Partnership        Partnership       Texas
Genesis Rehabilitation and
    Sports Center - Jackson, Limited
    Limited Partnership        Partnership       Texas
Cleveland Physical Therapy
    and Industrial Rehabili- Limited
    tation, Ltd.               Partnership       Texas
Aquatic and Orthopedic
    Rehab Specialists,       Limited
    Limited Partnership        Partnership       Texas

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Vileno Therapy of Treasure   Limited
 Coast, Limited Partnership    Partnership       Texas
Trussell Physical Therapy,
 Limited Partnership, dba,
 GenTech Industrial
 Physical Therapy
 Services (closed, but       Limited
 not yet dissolved)            Partnership       Texas
Comprehensive Hand &
 Physical Therapy,           Limited
 Limited Partnership           Partnership       Texas
Tom Melko Physical Therapy,  Limited
 Limited Partnership           Partnership       Texas
Debra Dent Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Hands Plus Therapy Center,   Limited
 Limited Partnership           Partnership       Texas
Maine Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Brentwood Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Saginaw Valley Sport and
 Spine, Limited Partner-
 ship, dba, Saginaw Valley
 Sport & Spine, Bay City
 Sport & Spine and Midland   Limited
 Sport & Spine                 Partnership       Texas
Brazos Valley Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Plymouth Physical Therapy
    Specialists, Limited     Limited
    Partnership                Partnership       Texas
Brick Hand & Rehabilitative
    Services, Limited        Limited
    Partnership                Partnership       Texas

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Heartland Physical Therapy,  Limited
 Limited Partnership           Partnership       Texas
Bay View Physical Therapy,   Limited
 Ltd.                          Partnership       Texas
Rio Grande Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Thomas Hand and Rehabili-
 tation Specialists,         Limited
 Limited Partnership           Partnership       Texas
Brownwood Physical Therapy,
 Limited Partnership dba
 Pecan Valley Physical       Limited
 Therapy                       Partnership       Texas
Quantum Physical Therapy,
 Limited Partnership
 (formerly Abbott & Baird
 Physical Therapy
 Associates, Limited         Limited
 Partnership)                  Partnership       Texas
Spine & Sport Physical
    Therapy, Limited Partner-
    ship (formerly Southern
    Orthopaedic & Sports
    Physical Therapy,        Limited
    Limited Partnership)       Partnership       Texas
Peachtree Bone and Joint
    Physiotherapy, Limited
    Partnership, dba, Maxx
    Physical Therapy, Limited
    Partnership (Dissolved   Limited
    effective 6/17/97)         Partnership       Texas
Norman Physical Therapy,     Limited
    Limited Partnership        Partnership       Texas

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Kennesaw Physical Therapy
 & Sports Medicine, Limited
 Partnership (Merged into
 Spine & Sport Physical
 Therapy effective 6/1/97
 and cancelled effective     Limited
 7/1/97)                       Partnership       Texas
Rice Rehabilitation
 Associates, Limited         Limited
 Partnership                   Partnership       Texas
Physical Therapy and Spine
 Institute, Limited          Limited
 Partnership                   Partnership       Texas
Forest City Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Leader Physical Therapy,     Limited
 Limited Partnership           Partnership       Texas
Spine & Sports Physical
 Therapy of Towne Lake,
 Limited Partnership
 (Merged into Spine &
 Sport Physical Therapy
 effective 6/1/97 and
 cancelled effective         Limited
 7/1/97)                       Partnership       Texas
Crossroads Physical Therapy, Limited
 Limited Partnership           Partnership       Texas
Functions by Fletchall,      Limited
 Limited Partnership           Partnership       Texas
C.A.R.E. Physical Therapy    Limited
 Center, Limited Partnership    Partnership      Texas
Ankeny Physical & Sports
  Therapy, Limited           Limited
  Partnership                   Partnership      Texas
Twin Cities Physical Therapy Limited
  Limited Partnership           Partnership      Texas

                                                       Exhibit 21

                  SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Brem Physical Therapy
 Associates, Limited         Limited
 Partnership                   Partnership       Texas
Penn's Wood Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Regional Physical Therapy    Limited
 Center, Limited Partnership   Partnership       Texas
Wyman Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Adams County Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Coppell Spine & Sports
 Rehab, Limited              Limited
 Partnership                   Partnership       Texas
Julie Emond Physical Therapy,
 Limited Partnership, dba
 Maple Valley Physical       Limited
 Therapy                       Partnership       Texas
City of Lakes Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Flint Physical Therapy,      Limited
 Limited Partnership           Partnership       Texas
Pelican State Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Searle Spine & Physical
 Therapy, Limited
 Partnership (Dissolved      Limited
 effective 7/17/97)            Partnership       Texas

                                                       Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT

                                                 STATE OF
NAME OF                       TYPE OF            INCORPORATION
SUBSIDIARY                    ENTITY             OR FORMATION

Airpark Physical Therapy,
 Limited Partnership
 (formerly Therapy Partners,
 Limited Partnership which
 was formerly North Hills
 Physical Therapy, Limited   Limited
 Partnership)                  Partnership       Texas
Capital Hand and Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Maines & Dean Physical
 Therapy, Limited            Limited
 Partnership                   Partnership       Texas
Edge Physical Therapy,
  Limited Partnership,
  dba River's Edge           Limited
  Physical Therapy             Partnership       Texas
Laurel Physical Therapy,     Limited
  Limited Partnership          Partnership       Texas
Riverwest Physical Therapy,  Limited
  Limited Partnership          Partnership       Texas
Scott Black Physical
  Therapy, Limited           Limited
  Partnership                  Partnership       Texas
Mountain View Physical
  Therapy, Limited           Limited
  Partnership                  Partnership       Texas
Intermountain Physical
  Therapy, Limited           Limited
  Partnership                  Partnership       Texas
Staunton Hand & Rehab
  Services, Limited          Limited
  Partnership                  Partnership       Texas
Sport & Spine Clinic,        Limited
  L.P.                         Partnership       Texas
Physical Therapy & Rehab     Limited
  Ctr., L.P.                   Partnership       Texas

                                                       Exhibit 23


                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-63446, 33-63444, 33-91004, 33-
93040, 333-30071) of our report dated March 13, 1998 with respect to the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries included in this Annual Report on Form 10-KSB for the year ended December 31, 1997.





Houston, Texas
March 26, 1998                                   ERNST & YOUNG LLP