Form 10-Q
period 1998-03-31
U S PHYSICAL THERAPY INC /NV
filed 1998-05-13
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT

For the transition period from                to

Commission file number    1-11151


                   U.S. PHYSICAL THERAPY, INC.
         (Name of registrant as specified in its charter)

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

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 1998
  and December 31, 1997                                     3

Consolidated Statements of Operations for the
     three months ended March 31, 1998 and 1997             5

Consolidated Statements of Cash Flows for the
     three months ended March 31, 1998 and 1997             6

Notes to Consolidated Financial Statements                  8

        U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                               March 31,    December 31,
                                                 1998          1997
                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $   6,396      $   5,556
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,596 and $1,595,
    respectively                                    7,995          7,707
  Accounts receivable-other                           242            187
  Other current assets                                439            504
      Total current assets                         15,072         13,954

Fixed assets:
  Furniture and equipment                           8,461          8,111
  Leasehold improvements                            3,943          3,869
                                                   12,404         11,980
  Less accumulated depreciation                     6,414          5,951
                                                    5,990          6,029
Noncompete agreements, net of
  amortization of $524, and $501,
  respectively                                        101            124
Goodwill, net of amortization of
    $158, and $138, respectively                    1,020          1,042
Other assets                                        1,395          1,399

                                                $  23,578      $  22,548















         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                               March 31,    December 31,
                                                 1998          1997
                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                      $     142      $     250
  Accrued expenses                                  1,618          1,333
  Estimated third-party payor
    (Medicare) settlements                          1,274          1,095
  Notes payable                                        72             72
      Total current liabilities                     3,106          2,750

Notes payable - long-term portion                     172            189
Convertible subordinated notes
  payable                                           8,050          8,050
Minority interests in subsidiary
  limited partnerships                              1,779          1,557
Commitments                                             -              -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                                  -              -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,615,634 shares outstanding
    at March 31, 1998 and
    December 31, 1997, respectively                    36             36
  Additional paid-in capital                       11,689         11,689
  Accumulated deficit                              (1,207)        (1,676)
  Treasury stock at cost, 4,900
    shares held at March 31, 1998
    and December 31, 1997,
    respectively                                      (47)           (47)
      Total shareholders' equity                    10,471         10,002

                                                 $  23,578      $  22,548




         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
                                                        (unaudited)

Net patient revenues                            $  10,452      $   8,627
Other revenues                                        138             65
Net revenues                                       10,590          8,692

Clinic operating costs:
  Salaries and related costs                        4,967          4,127
  Rent, clinic supplies and other                   2,666          2,349
  Provision for doubtful accounts                     273            234
                                                    7,906          6,710
Corporate office costs:
  General and administrative                        1,010            844
  Recruitment and development                         288            269
                                                    1,298          1,113

Operating income before non-
  operating expenses                                1,386            869

Interest expense                                      182            183

Minority interests in subsidiary
  limited partnerships                                430            276

Income before income taxes                            774            410

Provision for income taxes                            305             16

Net income                                      $     469      $     394

Basic earnings per common share                 $     .13      $     .11

Earnings per common share-assuming
  dilution                                      $     .13      $     .11






         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                    Three Months Ended
                                                         March 31,
                                                     1998           1997
                                                        (unaudited)
Operating activities
Net income                                      $     469      $     394
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                     512            452
    Minority interests in earnings
      of subsidiary limited
      partnerships                                    430            276
    Provision for bad debts                           273            234
    Loss (gain) on sale of fixed
      assets                                            1             (3)
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                                     (562)          (514)
    Increase in accounts receivable-
      other                                           (55)           (75)
    Decrease (increase) in other
      assets                                           64           (112)
    Increase (decrease) in accounts
      payable and accrued expenses                    177            (52)
    Increase in estimated third-
      party payor (Medicare)
      settlements                                     179            286
Net cash provided by operating
  activities                                        1,488            886












        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                   Three Months Ended
                                                        March 31,
                                                    1998          1997
                                                        (unaudited)

Investing activities
Purchase of fixed assets                             (423)          (322)
Purchase of intangibles                                 -              -
Proceeds on sale of fixed assets                        -             67
Net cash used in investing
  activities                                         (423)          (255)

Financing activities
Proceeds from notes payable                             -             40
Payment of notes payable                              (17)           (21)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                          1              1
Distributions to minority investors
  in subsidiary limited partnerships                 (209)          (156)
Net cash used in financing
  activities                                         (225)          (136)
Net increase in cash and cash
  equivalents                                         840            495
Cash and cash equivalents -
  beginning of period                               5,556          4,912
Cash and cash equivalents -
  end of period                                 $   6,396      $   5,407

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                                  $      55      $      89
  Interest                                      $     162      $     165







        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1998

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 99% in the clinics it operates (89% of the clinics were at 64% as of March 31, 1998). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

Operating results for the three months ended March 31, 1998 ("1998 First Quarter") are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for 1997 have been reclassified to conform with the presentation used for 1998.

2.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31,
                                                    1998            1997
Numerator:
  Net income                                    $   469,000    $   394,000
  Numerator for basic earnings
   per share and diluted earnings
   per share                                    $   469,000    $   394,000

Denominator:
  Denominator for basic earnings
   per share--weighted-average shares             3,610,734      3,594,715
  Effect of dilutive securities:
   Stock options                                    138,766         94,125
   Warrants                                               -         28,036
  Dilutive potential common shares                  138,766        122,161
  Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                                    3,749,500      3,716,876

Basic earnings per share                        $      0.13    $      0.11

Diluted earnings per share                      $      0.13    $      0.11

During the 1998 and 1997 First Quarters, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively "the Notes"). The Notes were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

3.  Income Taxes

Significant components of the provision for income taxes, for the three months ended March 31, were as follows:

                                                    1998             1997
Current:
  Federal                                        $1,083,000     $   94,000
  State                                              55,000         45,000
  Total current                                   1,138,000        139,000
Deferred:
  Federal                                          (833,000)      (123,000)
  State                                                   -              -
  Total deferred                                   (833,000)      (123,000)
Total income tax provision                      $   305,000     $   16,000

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 1998, the Company operated 84 outpatient physical and
occupational therapy clinics in 25 states.   The average age of the
84 clinics in operation at March 31, 1998 is 3.1 years old. Since inception of the Company, 85 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed two facilities, due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the 1997 First Quarter of $(1,000) and $48,000, respectively.

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Net Patient Revenues
Net patient revenues increased to $10,452,000 for the 1998 First Quarter from $8,627,000 for the 1997 First Quarter, an increase of $1,825,000, or 22 percent. Net patient revenues from the 15 clinics developed since the 1997 First Quarter (the "New Clinics") accounted for 43 percent of the increase or $779,000. The remaining increase of $1,046,000 in net patient revenues comes from those 69 clinics opened more than one year as of March 31, 1998 (the "Pre-March 1998 Clinics"). The majority of the $1,046,000 increase in net patient revenues from these clinics resulted from an 11 percent increase in the number of patient visits, while the average rate charged per visit remained stable.

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

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $73,000, or 112 percent, to $138,000 for the 1998 First Quarter from $65,000 for the 1997 First Quarter. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third party physical therapy clinic and an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1998 First Quarter.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined to 76% for the 1998 First Quarter from 78% for the 1997 First
Quarter.

Clinic Operating Costs - Salaries and Related Costs
Clinic operating costs - salaries and related costs increased to $4,967,000 for the 1998 First Quarter from $4,127,000 for the 1997 First Quarter, an increase of $840,000 or 20 percent. Approximately 52 percent of the increase, or $439,000, was due to the New Clinics. The remaining 48 percent increase or $401,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1998 First Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1998 First Quarter. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Clinic operating costs - salaries and related costs as a percent of net patient revenues remained stable at 48 percent for both the 1998 First Quarter and the 1997 First Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Clinic operating costs - rent, clinic supplies and other increased to $2,666,000 for the 1998 First Quarter from $2,349,000 for the 1997 First Quarter, an increase of $317,000, or 13 percent. Approximately 67 percent of the increase, or $213,000, was due to the New Clinics, while 33 percent, or $104,000, of the increase was due to clinics opened prior to the 1998 First Quarter. Clinic operating costs - rent, clinic supplies and other as a percent of net patient revenues declined to 26 percent for the 1998 First Quarter from 27 percent for the 1997 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
Clinic operating costs - provision for doubtful accounts increased to $273,000 for the 1998 First Quarter from $234,000 for the 1997 First Quarter, an increase of 17 percent or $39,000. Approximately 42 percent of the increase, or $16,000, was due to the New Clinics, while 58 percent, or $23,000, of the increase relates to the clinics opened prior to the 1998 First Quarter. The provision as a percent of net patient revenues declined to 2.6 percent for the 1998 First Quarter compared to 2.7 percent for the 1997 First Quarter.

Corporate Office Costs - General & Administrative
Corporate office costs - general and administrative, consisting primarily of salaries of corporate office personnel and related costs, recruiting fees associated with hiring personnel at both the corporate office and at the seasoned clinics, insurance costs, depreciation and amortization, travel, legal, application fees and professional fees increased to $1,010,000 for the 1998 First Quarter from $844,000 for the 1997 First Quarter, an increase of $166,000, or 20 percent. Corporate office costs - general and administrative increased primarily as a result of additional personnel hired to oversee the operations of an increasing number of clinics in operation and increased legal and professional fees relating to operating these additional clinics. Corporate office costs - general and administrative, as a percent of net patient revenues, remained stable at 10 percent for the 1998 First Quarter and for the 1997 First Quarter.

Corporate Office Costs - Recruitment & Development
Corporate office costs - recruitment and development primarily represent salaries of recruitment and development personnel, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Corporate office costs - recruitment and development increased $19,000 or 7 percent to $288,000 for the 1998 First Quarter from $269,000 for the 1997 First Quarter. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1998 from the level of 13 new clinics developed and opened during 1997. Corporate office costs - recruitment and development, as a percent of net patient revenues, remained stable at 3 percent for the 1998 First Quarter and for the 1997 First Quarter.

Interest Expense
Interest expense of $182,000 for the 1998 First Quarter relates primarily to $56,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $99,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1998 First Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $154,000, or 56 percent, to $430,000 for the 1998 First Quarter from $276,000 for the 1997 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $305,000 for the 1998 First Quarter from $16,000 for the 1997 First Quarter, an increase of $289,000. The increase in federal income taxes to $250,000 in the 1998 First Quarter from $(29,000) in the comparable 1997 quarter is due to the fact that during 1997, the Company utilized all of its unused net operating loss carryforwards. Accordingly, during the 1998 First Quarter, the Company was taxed at the corporate level federal tax rate of 34%. Coupled with this is the fact that during the 1997 First Quarter, the Company reduced its valuation allowance against its deferred federal tax asset by $123,000. State income taxes increased to $55,000 for the 1998 First Quarter from $45,000 for the comparable 1997 quarter, and increase of $10,000. The increase in state tax expense corresponds to the increase in profitability of the clinics.

Net Income
The Company's net income for 1998 First Quarter of $469,000 exceeded the 1997 First Quarter's net income of $394,000 principally due to the $1,898,000 increase in net revenues, which more than offset the $1,196,000 increase in clinic operating costs, the $185,000 increase in corporate office costs, the $154,000 increase in minority interests in subsidiary limited partnerships and the $289,000 increase in income taxes.

Liquidity and Capital Resources

At March 31, 1998, the Company had $6,396,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at March 31, 1998 is $4,300,000 of short-term United States government agency securities and $525,000 of short-term United States government money market funds. The market value of the short-term United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of March 31, 1998.

The increase in cash of $840,000 from December 31, 1997 to March 31, 1998 is due to cash provided by operating activities of $1,488,000, offset, in part, by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment and leasehold improvements, in the amount of $423,000, distributions to minority partners in subsidiary limited partnerships of $209,000 and payment on notes payable of $17,000.

The Company's current ratio decreased to 4.85 to 1.00 at March 31, 1998 from 5.07 to 1.00 at December 31, 1997. The decrease in the current ratio is due primarily to an increase in accrued expenses and estimated third-party payor (Medicare) settlements, offset, in part, by an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable. At March 31, 1998, the Company had a debt-to-equity ratio of 0.79 to 1.00 compared to 0.83 to 1.0 at December 31, 1997. The improvement in the debt-to-equity ratio from December 31, 1997 to March 31, 1998 relates primarily to the increase in equity as a result of the net income of $469,000 for the quarter ended March 31, 1998.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing of which and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and will thereafter be available for general corporate purposes. As of March 31, 1998, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through at least 1998.

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which required the Company to change the method presently used to compute earnings per share and to restate all prior period amounts. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. The new standard did not have a material impact on the basic or fully diluted earnings per share computations for 1997.

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

The Balanced Budget Act of 1997
Beginning in 1998, Medicare imposed new constraints on reimbursement for outpatient physical and/or occupational therapy services. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the Balanced Budget Act of 1997 ("BBA") or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 10% reduction does not apply to services provided by hospitals. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction. Furthermore, the BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule, the amounts for which will be determined by the Secretary of HHS. Beginning in 1999, the total amount that may be paid by

Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of these payment changes may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company will not be able to determine the impact the changes imposed by the BBA will have on its business for 1999 until the Secretary of HHS publishes its fee schedule.

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

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

         27.  Financial Data Schedule

(b)      Reports of Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     U.S. PHYSICAL THERAPY, INC.




Date:  May 13, 1998                  By:  /s/ MARK J. BROOKNER
                                          Mark J. Brookner
                                          Chief Financial Officer
                                           (duly authorized officer
                                            and principal financial
                                            officer)