Form 10-Q
period 1998-06-30
U S PHYSICAL THERAPY INC /NV
filed 1998-08-14
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

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

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 1998
  and December 31, 1997                                                  3

Consolidated Statements of Operations for the
  three months and six months ended
  June 30, 1998 and 1997                                                 5

Consolidated Statements of Cash Flows for the
  six months ended June 30, 1998 and 1997                                7

Notes to Consolidated Financial Statements                               9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                            June 30,          December 31,
                                              1998                1997
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                     $   5,959      $   5,556
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,623 and $1,595,
    respectively                                    8,061          7,707
  Accounts receivable-other                           243            187
  Other current assets                                524            504
      Total current assets                         14,787         13,954

Fixed assets:
  Furniture and equipment                           8,761          8,111
  Leasehold improvements                            4,096          3,869
                                                   12,857         11,980
  Less accumulated depreciation                     6,884          5,951
                                                    5,973          6,029
Noncompete agreements, net of
  amortization of $548, and $501,
  respectively                                         92            124
Goodwill, net of amortization of
    $177, and $138, respectively                    1,094          1,042
Other assets                                        1,281          1,399

                                                $  23,227      $  22,548















         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                                June 30,    December 31,
                                                  1998          1997
                                               (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                      $     192      $     250
  Accrued expenses                                  1,491          1,333
  Estimated third-party payor
    (Medicare) settlements                            597          1,095
  Notes payable                                        72             72
      Total current liabilities                     2,352          2,750

Notes payable - long-term portion                     163            189
Convertible subordinated notes
  payable                                           8,050          8,050
Minority interests in subsidiary
  limited partnerships                              1,669          1,557
Commitments                                             -              -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                                  -              -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,615,634 shares outstanding
    at June 30, 1998 and
    December 31, 1997, respectively                    36             36
  Additional paid-in capital                       11,689         11,689
  Accumulated deficit                               (685)        (1,676)
  Treasury stock at cost, 4,900
    shares held at June 30, 1998
    and December 31, 1997,
    respectively                                     (47)           (47)
      Total shareholders' equity                   10,993         10,002

                                                $  23,227      $  22,548




         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                   Three Months Ended
                                                          June 30,
                                                   1998          1997
                                                      (unaudited)

Net patient revenues                            $  10,689      $   9,550
Other revenues                                        151            136
Net revenues                                       10,840          9,686

Clinic operating costs:
  Salaries and related costs                        5,006          4,326
  Rent, clinic supplies and other                   2,685          2,596
  Provision for doubtful accounts                     269            288
                                                    7,960          7,210
Corporate office costs:
  General and administrative                        1,025            952
  Recruitment and development                         324            272
                                                    1,349          1,224

Operating income before non-
  operating expenses                                1,531          1,252

Interest expense                                      183            184

Minority interests in subsidiary
  limited partnerships                                481            411

Income before income taxes                            867            657

Provision for income taxes                            345             35

Net income                                      $     522      $     622

Basic earnings per common share                 $     .14      $     .17

Earnings per common share-assuming
  dilution                                      $     .14      $     .17






         See notes to consolidated financial statements.



                                5








          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                   Six Months Ended
                                                         June 30,
                                                  1998          1997
                                                       (unaudited)

Net patient revenues                            $  21,141      $  18,177
Other revenues                                        289            201
Net revenues                                       21,430         18,378

Clinic operating costs:
  Salaries and related costs                        9,973          8,453
  Rent, clinic supplies and other                   5,351          4,945
  Provision for doubtful accounts                     542            522
                                                   15,866         13,920
Corporate office costs:
  General and administrative                        2,035          1,796
  Recruitment and development                         612            541
                                                    2,647          2,337

Operating income before non-
  operating expenses                                2,917          2,121

Interest expense                                      365            367

Minority interests in subsidiary
  limited partnerships                                911            687

Income before income taxes                          1,641          1,067

Provision for income taxes                            650             51

Net income                                      $     991      $   1,016

Basic earnings per common share                 $     .27      $     .28

Earnings per common share-assuming
  dilution                                      $     .26      $     .27






         See notes to consolidated financial statements.



                                6

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                     Six Months Ended
                                                          June 30,
                                                     1998          1997
                                                        (unaudited)
Operating activities
Net income                                      $     991      $   1,016
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                   1,032            921
    Minority interests in earnings
      of subsidiary limited
      partnerships                                    911            687
    Provision for bad debts                           542            522
    Loss (gain) on sale of fixed
      assets                                            1            (3)
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                                    (896)        (1,160)
    Increase in accounts receivable-
      other                                          (56)           (60)
    Decrease (increase) in other assets                90          (233)
    Increase in accounts payable
      and accrued expenses                            100            18
    Decrease in estimated third-
      party payor (Medicare)
      settlements                                   (498)          (535)
Net cash provided by operating
  activities                                        2,217          1,173












        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                     Six Months Ended
                                                          June 30,
                                                    1998          1997
                                                       (unaudited)

Investing activities
Purchase of fixed assets                            (882)          (896)
Purchase of intangibles                             (107)              -
Proceeds on sale of fixed assets                        -             67
Net cash used in investing
  activities                                        (989)          (829)

Financing activities
Proceeds from notes payable                             -             40
Payment of notes payable                             (26)           (37)
Acquisition of treasury stock                           -           (47)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                          1             1
Distributions to minority investors
  in subsidiary limited partnerships                (800)          (487)
Net cash used in financing
  activities                                        (825)          (530)
Net increase (decrease) in cash
  and cash equivalents                                403          (186)
Cash and cash equivalents -
  beginning of period                               5,556         4,912
Cash and cash equivalents -
  end of period                                 $   5,959     $   4,726

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                                  $     513     $     390
  Interest                                      $     326     $     276







        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1998

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of June 30, 1998, the Company, through its wholly-owned subsidiaries, owns a 1% general partnership interest and limited partnership interests ranging from 59% to 99% in the clinics it operates (87% of the clinics were at 64% as of June 30, 1998). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the entire year.







                                9
Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for 1997 have been reclassified to conform with the presentation used for 1998.

2.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
                               Three Months Ended     Six Months Ended
                                      June 30,            June 30,
                                  1998     1997       1998       1997
Numerator:
 Net income                    $ 522,000 $ 622,000 $ 991,000  $1,016,000
 Numerator for basic earnings
  per share and diluted
  earnings per share           $ 522,000 $ 622,000 $ 991,000  $1,016,000

Denominator:
 Denominator for basic earnings
  per share--weighted-average
  shares                       3,611,000 3,598,000  3,611,000  3,594,000
 Effect of dilutive securities:
  Stock Options                  166,000    83,000    166,000     84,000
  Warrants                           -         -          -       21,000
 Dilutive potential common
  shares                         166,000    83,000    166,000    105,000
 Denominator for diluted
  earnings per share--adjusted
  weighted-average shares and
  assumed conversions          3,777,000 3,681,000  3,777,000  3,699,000

Basic earnings per share       $    0.14 $    0.17  $    0.27  $    0.28

Diluted earnings per share     $    0.14 $    0.17  $    0.26  $    0.27

During the three and six months ending June 30, 1998 and 1997, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000;

                               10
and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively "the Notes"). The Notes were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

3.  Income Taxes

Significant components of the provision for income taxes were as follows:

                                Three Months Ended       Six Months Ended
                                     June 30,                 June 30,
                                 1998        1997        1998       1997
Current:
  Federal                     $ 182,000  $ 140,000    $ 432,000  $ 234,000
  State                          64,000     77,000      119,000    122,000
  Total current                 246,000    217,000      551,000    356,000
Deferred:
  Federal                        99,000   (182,000)      99,000   (305,000)
  State                               -          -            -          -
  Total deferred                 99,000   (182,000)      99,000   (305,000)
Total income tax
  provision                   $ 345,000  $  35,000    $ 650,000  $  51,000

During 1997, the Company utilized all of its unused net operating loss carryforwards. Accordingly, during the three and six months ending June 30, 1998, the Company was taxed at the corporate level federal tax rate of 39.8% and 39.6%, respectively.

4.  Subsequent Event

In August 1998, the Company decided to close its clinic located in Corpus Christi, Texas due to adverse local market conditions and economic performance. The Company anticipates that the loss which will be recognized relating to this closure, which is expected to occur on August 15, 1998, will approximate $230,000.

This clinic, which opened during 1992, accounted for net patient revenues for the three and six months ended June 30, 1998 of $67,000 and $172,000, respectively, compared to $124,000 and $231,000 in the corresponding periods in 1997. Operating losses before income taxes from the clinic were ($113,000) and ($175,000) for the three and six month periods endedJune 30, 1998 compared to ($25,000) and ($65,000) for the three and six month periods ended June 30, 1997.


                               11
Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 1998, the Company operated 87 outpatient physical and
occupational therapy clinics in 25 states.   The average age of the
87 clinics in operation at June 30, 1998 is 3.2 years old. Since inception of the Company, 88 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed two facilities, due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of the two clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the six months ended June 30, 1997 of $(1,000) and $54,000, respectively.

Results of Operations

Three Months Ended June 30, 1998 ("1998 Second Quarter") Compared to the Three Months Ended June 30, 1997 ("1997 Second Quarter")

Net Patient Revenues
Net patient revenues increased to $10,689,000 for the 1998 Second Quarter from $9,550,000 for the 1997 Second Quarter, an increase of $1,139,000, or 12 percent. Net patient revenues from the 12 clinics developed since the 1997 Second Quarter (the "New Clinics") accounted for 30 percent of the increase or $347,000. The remaining increase of $792,000 in net patient revenues comes from those 75 clinics opened more than one year as of June 30, 1998 (the "Pre-June 1997 Clinics"). Of the $792,000 increase in net patient revenues from these clinics, a six percent increase in the number of patient visits increased net patient revenues by $592,000, which was coupled with an increase in the average net revenue per visit of two percent.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the

                               12
clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the Balanced Budget Act of 1997 ("BBA"). See "Factors Affecting Future Results".

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $15,000, or 11 percent, to $151,000 for the 1998 Second Quarter from $136,000 for the 1997 Second Quarter. This increase was due primarily to an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1998 Second Quarter.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 74% for the 1998 Second Quarter from 75% for the 1997
Second Quarter.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $5,006,000 for the 1998 Second Quarter from $4,326,000 for the 1997 Second Quarter, an increase of $680,000 or 16 percent. Approximately 43 percent of the increase, or $293,000, was due to the New Clinics. The remaining 57 percent increase or $387,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Second
Quarter, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1998 Second Quarter.
Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues increased to 47 percent for the 1998 Second Quarter from 45 percent for the 1997 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other costs increased to $2,685,000 for the 1998 Second Quarter from $2,596,000 for the 1997 Second Quarter, an increase

                                     13
of $89,000, or three percent. This net increase was the result of a $189,000 increase due to the New Clinics, which was offset, in part, by a decrease of $100,000 for clinics opened prior to the 1997 Second
Quarter. Rent, clinic supplies and other costs as a percent of net patient revenues declined to 25 percent for the 1998 Second Quarter from 27 percent for the 1997 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts decreased to $269,000 for the 1998 Second Quarter from $288,000 for the 1997 Second Quarter, a decrease of seven percent or $19,000. Approximately 32 percent of the decrease, or $6,000, was due to the New Clinics, while 68 percent, or $13,000, of the decrease relates to the clinics opened prior to the 1997 Second Quarter. The provision as a percent of net patient revenues declined to 2.5 percent for the 1998 Second Quarter compared to 3.0 percent for the 1997 Second Quarter.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, recruiting fees associated with hiring personnel at both the corporate office and at the seasoned clinics, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $1,025,000 for the 1998 Second Quarter from $952,000 for the 1997 Second Quarter, an increase of $73,000, or eight percent. General and administrative costs increased primarily as a result of additional personnel hired to oversee the operations of an increasing number of clinics in operation. General and administrative costs, as a percent of net patient revenues, was 10 percent for the 1998 Second Quarter and for the 1997 Second Quarter.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas.
Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $52,000 or 19 percent to $324,000 for the 1998 Second Quarter from $272,000 for the 1997 Second Quarter. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new

                               14
clinic openings during 1998 from the level of 13 new clinics developed and opened during 1997. Recruitment and development costs, as a percent of net patient revenues was three percent for the 1998 Second Quarter and the 1997 Second Quarter.

Interest Expense
Interest expense of $183,000 for the 1998 Second Quarter relates primarily to $65,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $99,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $18,000 of interest expense was recorded in the 1998 Second Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $70,000, or 17 percent, to $481,000 for the 1998 Second Quarter from $411,000 for the 1997 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $345,000 for the 1998
Second Quarter from $35,000 for the 1997 Second Quarter, an increase of $310,000. This increase relates primarily to the increase in profitability of the clinics, coupled with the fact that during 1997, the Company utilized all of its unused net operating loss carryforwards. Accordingly, during the 1998 Second Quarter, the Company was taxed at the corporate level federal tax rate of 39.8%.

Net Income
The Company's net income for the 1998 Second Quarter of $522,000 was less than the 1997 Second Quarter's net income of $622,000 principally due to the fact that during 1997, the Company utilized


                               15
all of its remaining tax operating loss carryforwards and, therefore, incurred corporate income tax at an effective rate of 39.8% in the 1998 Second Quarter. The Company's income before income taxes for the 1998 Second Quarter of $867,000 exceeded the 1997 Second Quarter's income before income taxes of $657,000 principally due to the $1,154,000 increase in net revenues, which more than offset the $750,000 increase in clinic operating costs, the $125,000 increase in corporate office costs and the $70,000 increase in minority interests in subsidiary limited partnerships.

Six Months Ended June 30, 1998 ("1998 Six Months") Compared to the Six Months Ended June 30, 1997 ("1997 Six Months")

Net Patient Revenues
Net patient revenues increased to $21,141,000 for the 1998 Six Months from $18,177,000 for the 1997 Six Months, an increase of $2,964,000, or 16 percent. Net patient revenues from the 12 clinics developed since the 1997 Six Months (the "New Clinics") accounted for 21 percent of the increase or $624,000. The remaining increase of $2,340,000 in net patient revenues comes from those 75 clinics opened more than one year as of June 30, 1998 (the "Pre-June 1997 Clinics"). Of the $2,340,000 increase in net patient revenues from these clinics, an 11 percent increase in the number of patient visits increased net patient revenues by $1,956,000, which was coupled with an increase in the average net revenue per visit of two percent.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the BBA. See "Factors Affecting Future Results".



                               16
Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $88,000, or 44 percent, to $289,000 for the 1998 Six Months from $201,000 for the 1997 Six Months. This increase was due primarily to an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment and management fees earned in connection with a contract the Company entered into during the 1997 First Quarter to manage a third-party physical therapy clinic.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined to 75% for the 1998 Six Months from 77% for the 1997 Six Months.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $9,973,000 for the 1998 Six Months from $8,453,000 for the 1997 Six Months, an increase of $1,520,000, or 18 percent. Approximately 34 percent of the increase, or $518,000, was due to the New Clinics. The remaining 66 percent increase or $1,002,000 is due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to the 1997 Six Months, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to the 1998 Six Months. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues was 47 percent for the 1998 Six Months and the 1997 Six Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other costs increased to $5,351,000 for the 1998 Six Months from $4,945,000 for the 1997 Six Months, an increase of $406,000, or eight percent. Approximately 88 percent of the increase, or $356,000, was due to the New Clinics, while 12 percent, or $50,000, of the increase was due to clinics opened prior to the 1997 Six Months. Rent, clinic supplies and other costs as a percent of net patient revenues declined to 25 percent for the 1998 Six Months from 27 percent for the 1997 Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $542,000 for the 1998 Six Months from $522,000 for the 1997 Six Months, an increase of four percent or $20,000. Approximately 60 percent of the increase, or $12,000, was due to the New Clinics, while 40 percent, or $8,000, of the increase relates to the clinics opened prior to the 1997 Six Months. The provision for doubtful accounts as a percent of net patient revenues declined slightly to 2.6 percent for the 1998 Six Months compared to 2.9 percent for the 1997 Six Months.

                                  17

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $2,035,000 for the 1998 Six Months from $1,796,000 for the 1997 Six Months, an increase of $239,000, or 13 percent. General and administrative costs increased primarily as a result of additional personnel hired to oversee the operations of an increasing number of clinics in operation and increased legal and professional fees relating to operating these additional clinics. General and administrative costs, as a percent of net patient revenues, was 10 percent for the 1998 Six Months and the 1997 Six Months.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas.
Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $71,000, or 13 percent, to $612,000 for the 1998 Six Months from $541,000 for the 1997 Six Months. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added in response to management's intention to accelerate the pace of new clinic openings during 1998 from the level of 13 new clinics developed and opened during 1997. Recruitment and development costs, as a percent of net patient revenues, was three percent for the 1998 Six Months and the 1997
Six Months.

Interest Expense
Interest expense of $365,000 for the 1998 Six Months relates primarily to $121,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $198,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $37,000 of interest expense was recorded in the 1998 Second Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the

                               18
month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest
Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $224,000, or 33 percent, to $911,000 for the 1998 Six Months from $687,000 for the 1997 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $650,000 for the 1998
Six Months from $51,000 for the 1997 Six Months, an increase of $599,000. This increase relates primarily to the increase in profitablity of the clinics, coupled with the fact that during 1997, the Company utilized all of its unused net operating loss carryforwards.
Accordingly, during the 1998 Six Months, the Company was taxed at the corporate level federal tax rate of 39.6%.

Net Income
The Company's net income for the 1998 Six Months of $991,000 was less than the 1997 Six Month's net income of $1,016,000 principally due to the fact that during 1997, the Company utilized all of its remaining tax operating loss carryforwards and, therefore, incurred corporate income tax at an effective rate of 39.6% during the 1998 Six Months. The Company's income before income taxes for the 1998 Six Months of $1,641,000 exceeded the 1997 Six Month's income before income taxes of $1,067,000 principally due to the $3,052,000 increase in net revenues, which more than offset the $1,946,000 increase in clinic operating costs, the $310,000 increase in corporate office costs and the $224,000 increase in minority interests in subsidiary limited partnerships.

Liquidity and Capital Resources

At June 30, 1998, the Company had $5,959,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at June 30, 1998 is $4,300,000 of short-term United States government agency


                               19
securities and $625,000 of short-term United States government money market funds. The market value of the short-term United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of June 30, 1998.

The increase in cash of $403,000 from December 31, 1997 to June 30, 1998 is due to cash provided by operating activities of $2,217,000, offset, in part, by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $989,000, distributions to minority partners in subsidiary limited partnerships of $800,000 and payment on notes payable of $26,000.

The Company's current ratio increased to 6.29 to 1.00 at June 30, 1998 from 5.07 to 1.00 at December 31, 1997. The increase in the current ratio is due primarily to a decrease in estimated third-party payor (Medicare) settlements, offset, in part, by an increase in patient accounts receivable resulting from increased patient revenues. At June 30, 1998, the Company had a debt-to-equity ratio of 0.75 to 1.00 compared to 0.83 to 1.00 at December 31, 1997. The improvement in the debt-to-equity ratio from December 31, 1997 to June 30, 1998 relates primarily to the increase in equity as a result of the net income of $991,000 for the 1998 Six Months.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and be available for general corporate purposes. As of June
30, 1998, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans through at least 1998.

Recently Promulgated Accounting Standards

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, Earnings per Share, which required the Company to change the method presently used to compute earnings per share and

                                20
to restate all prior period amounts. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. The new standard did not have a material impact on the basic or fully diluted earnings per share computations for 1997.

Factors Affecting Future Results

Clinic Closure
In August 1998, the Company decided to close its clinic located in Corpus Christi, Texas due to adverse local market conditions and economic performance. The Company anticipates that the loss which will be recognized relating to this closure, which is expected to occur on August 15, 1998, will approximate $230,000.

This clinic, which opened during 1992, accounted for net patient revenues for the three and six months ended June 30, 1998 of $67,000 and $172,000, respectively, compared to $124,000 and $231,000 in the corresponding periods in 1997. The Company's future results should be positively impacted by the reduction in net loss, before income taxes, incurred by this clinic. Such losses incurred were ($113,000) and ($175,000) for the three and six month periods ended June 30, 1998 compared to ($25,000) and ($65,000) for the three and six month periods ended June 30, 1997.

Clinic Development
As of June 30, 1998, the Company has opened 87 clinics, three of which occurred in the 1998 Second Quarter. The Company expects to accelerate new clinic openings in the third and fourth quarters of 1998 with operating clinics reaching 100 by year-end from the 87 presently operating, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. Accordingly, recruitment and development costs are expected to increase since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees. In addition, the Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. Based on the historical performance of the

                                21
Company's new clinics, new clinic openings in the third and fourth quarters of 1998 should favorably impact the Company's results of operations for 1999 and beyond.

Growth in Physical Therapy Management
In July 1998, the Company entered into an agreement with an orthopedic group to manage a physical therapy facility in New England, bringing third-party facilities under management to three. Management believes that with physician groups facing declining incomes, the opportunity for enhancing the physicians' income through the ownership of in-house physical therapy facilities is becoming increasingly attractive. Since 1992, the Company has offered management and administrative services to its network of clinics owned with physical therapist partners. The Company is now offering that expertise to physician groups nationwide. The Company believes it has adequate internally generated funds to support its planned growth in this area.

The Balanced Budget Act of 1997
Beginning in 1998, Medicare imposed new interim constraints on reimbursement for outpatient physical and/or occupational therapy services and will publish a fee schedule pursuant to which the Company's clinics will be paid for care provided Medicare patients in 1999. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the BBA or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction. Furthermore, the BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule, the amounts for which will be determined by the Secretary of HHS.
Beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company will not be able to determine the impact the changes imposed by the BBA will have on its business in 1999 until the Secretary of HHS publishes its fee schedule.

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

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Company held its 1998 annual meeting of shareholders
("Annual Meeting") on May 19, 1998. At the Annual Meeting, nine directors were elected for one-year terms.

(b)      The names of the nine directors elected at the Annual
Meeting are as follows: J. Livingston Kosberg, Roy W. Spradlin, Mark
J. Brookner, Daniel C. Arnold, George H. Hargrave, James B. Hoover, Marlin W. Johnston, Richard C.W. Mauran and Albert L. Rosen.

(c) The following votes were cast in the election of directors:

                                                               WITHHOLD
         Nominees                        For                  AUTHORITY

         J. Livingston Kosberg         2,545,698                 1,000
         Roy W. Spradlin               2,545,698                 1,000
         Mark J. Brookner              2,545,698                 1,000
         Daniel C. Arnold              2,545,698                 1,000
         George H. Hargrave            2,545,698                 1,000
         James B. Hoover               2,545,698                 1,000
         Marlin W. Johnston            2,545,698                 1,000
         Richard C.W. Mauran           2,545,598                 1,100
         Albert L. Rosen               2,484,388                62,310

There were a total of 2,546,698 shares represented by person or by proxy at the Annual Meeting.

(d)      Not applicable.

Item 5.  Other Information

Effective August 3, 1998, Mark J. Brookner, the Company's Chief Financial Officer since April 1992 and a Director since 1990, was promoted to Vice Chairman. In this capacity, he will serve the Company on a part-time basis, focusing on strategic planning and corporate development. Also effective August 3, 1998, the Company named J. Michael Mullin, C.P.A., to the position of Chief Financial Officer.



                               24
Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

         27.  Financial Data Schedule

(b)      Reports of Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       U.S. PHYSICAL THERAPY, INC.




Date: August 14, 1998                  By:  /s/ J. MICHAEL MULLIN
                                            J. Michael Mullin
                                            Chief Financial Officer
                                            (duly authorized officer
                                             and principal financial
                                             officer)