Form 10-Q
period 1998-09-30
U S PHYSICAL THERAPY INC /NV
filed 1998-11-16
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998

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


               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:     3,616,509

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1998
  and December 31, 1997                                                  3

Consolidated Statements of Operations for the
  three months and nine months ended
  September 30, 1998 and 1997                                            5

Consolidated Statements of Cash Flows for the
  nine months ended September 30, 1998 and 1997                          7

Notes to Consolidated Financial Statements                               9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                           September 30,  December 31,
                                              1998            1997
                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   6,328      $   5,556
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,640 and $1,595,
    respectively                               8,352          7,707
  Accounts receivable-other                      263            187
  Other current assets                           454            504
      Total current assets                    15,397         13,954

Fixed assets:
  Furniture and equipment                      8,966          8,111
  Leasehold improvements                       4,238          3,869
                                              13,204         11,980
  Less accumulated depreciation                7,171          5,951
                                               6,033          6,029
Noncompete agreements, net of
  amortization of $350, and $501,
  respectively                                    85            124
Goodwill, net of amortization of
    $150, and $138, respectively               1,060          1,042
Other assets                                   1,037          1,399

                                           $  23,612      $  22,548















        See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                           September 30,   December 31,
                                              1998             1997
                                           (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                  $     344      $     250
  Accrued expenses                              1,195          1,333
  Estimated third-party payor
    (Medicare) settlements                        796          1,095
  Notes payable                                    58             72
      Total current liabilities                 2,393          2,750

Notes payable - long-term portion                 133            189
Convertible subordinated notes
  payable                                       8,050          8,050
Minority interests in subsidiary
  limited partnerships                          1,779          1,557
Commitments                                         -              -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                              -              -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,616,509 and 3,615,634 shares
    outstanding at September 30, 1998
    and December 31, 1997, respectively            36             36
  Additional paid-in capital                   11,696         11,689
  Accumulated deficit                            (428)        (1,676)
  Treasury stock at cost, 4,900 shares
    held at September 30, 1998
    and December 31, 1997,
    respectively                                  (47)           (47)
      Total shareholders' equity               11,257         10,002

                                            $  23,612      $  22,548





        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                              Three Months Ended
                                                 September 30,
                                              1998          1997
                                                  (unaudited)

Net patient revenues                       $  11,040      $  10,017
Other revenues                                   157            139
Net revenues                                  11,197         10,156

Clinic operating costs:
  Salaries and related costs                   5,025          4,529
  Rent, clinic supplies and other              2,938          2,781
  Provision for doubtful accounts                319            297
                                               8,282          7,607
Corporate office costs:
  General and administrative                   1,100            891
  Recruitment and development                    387            273
                                               1,487          1,164

Loss on closure of facility                      230              -

Operating income before non-
  operating expenses                           1,198          1,385

Interest expense                                 185            188

Minority interests in subsidiary
  limited partnerships                           489            419

Income before income taxes                       524            778

Provision for income taxes                       267              1

Net income                                 $     257      $     777

Basic earnings per common share            $     .07      $     .22

Earnings per common share-assuming
  dilution                                 $     .07      $     .21




         See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                Nine Months Ended
                                                  September 30,
                                                1998          1997
                                                   (unaudited)

Net patient revenues                       $  32,181      $  28,194
Other revenues                                   446            340
Net revenues                                  32,627         28,534

Clinic operating costs:
  Salaries and related costs                  14,998         12,982
  Rent, clinic supplies and other              8,289          7,726
  Provision for doubtful accounts                861            819
                                              24,148         21,527
Corporate office costs:
  General and administrative                   3,135          2,687
  Recruitment and development                    999            814
                                               4,134          3,501

Loss on closure of facility                      230              -
Operating income before non-
  operating expenses                           4,115          3,506

Interest expense                                 550            555

Minority interests in subsidiary
  limited partnerships                         1,400          1,106

Income before income taxes                     2,165          1,845

Provision for income taxes                       917             52

Net income                                 $   1,248      $   1,793

Basic earnings per common share            $     .35      $     .50

Earnings per common share-assuming
  dilution                                 $     .33      $     .48


         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                 Nine Months Ended
                                                   September 30,
                                                1998          1997
                                                    (unaudited)
Operating activities
Net income                                 $   1,248      $   1,793
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              1,568          1,399
    Minority interests in earnings
      of subsidiary limited
      partnerships                             1,400          1,106
    Provision for bad debts                      861            819
    Gain on sale of fixed assets                   -            (3)
    Loss on disposal of certain assets
      in closure of facility                     144              -
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                              (1,506)        (1,864)
    Increase in accounts receivable-
      other                                      (76)          (116)
    Decrease (increase) in other assets          383          (400)
    Increase (decrease) in accounts
      payable and accrued expenses               (64)             37
    Decrease in estimated third-
      party payor (Medicare)
      settlements                               (299)          (336)
Net cash provided by operating
  activities                                   3,659          2,435












        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                Nine Months Ended
                                                  September 30,
                                               1998          1997
                                                   (unaudited)

Investing activities
Purchase of fixed assets                     (1,427)        (1,383)
Purchase of intangibles                        (245)          (275)
Proceeds on sale of fixed assets                 10             67
Net cash used in investing
  activities                                 (1,662)        (1,591)

Financing activities
Proceeds from notes payable                       -             40
Payment of notes payable                        (43)           (61)
Acquisition of treasury stock                     -           (47)
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                    4              1
Proceeds from exercise of stock options           7              -
Distributions to minority investors
  in subsidiary limited partnerships         (1,193)          (731)
Net cash used in financing
  activities                                 (1,225)          (798)
Net increase in cash
  and cash equivalents                          772             46
Cash and cash equivalents -
  beginning of period                         5,556          4,912
Cash and cash equivalents -
  end of period                           $   6,328      $   4,958

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                            $     791      $     565
  Interest                                $     492      $     499






        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1998

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of September 30, 1998, the Company, through its wholly-owned subsidiaries, owns a 1% general partnership interest and limited partnership interests ranging from 59% to 99% in the clinics it operates (89% of the clinics were at 64% as of September 30, 1998). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

The accompanying financial statements for 1997 have been reclassified to conform with the presentation used for 1998.

2.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                1998       1997         1998        1997
Numerator:
 Net income                   $ 257,000 $ 777,000    $1,248,000  $1,793,000
 Numerator for basic earnings
  per share and diluted
  earnings per share          $ 257,000 $ 777,000    $1,248,000  $1,793,000

Denominator:
 Denominator for basic earnings
  per share--weighted-average
  shares                      3,611,000 3,607,000     3,611,000   3,600,000
 Effect of dilutive securities:
  Stock Options                 158,000    78,000       154,000      85,000
  Warrants                            -         -             -      13,000
 Dilutive potential common
  shares                        158,000    78,000       154,000      98,000
 Denominator for diluted
  earnings per share--adjusted
  weighted-average shares and
  assumed conversions         3,769,000 3,685,000     3,765,000   3,698,000

Basic earnings per share      $    0.07 $    0.22     $    0.35   $    0.50

Diluted earnings per share    $    0.07 $    0.21     $    0.33   $    0.48

During the three and nine months ended September 30, 1998 and 1997, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000

                               10
(collectively "the Notes"). The Notes were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

3.  Income Taxes

Significant components of the provision for income taxes were as follows:

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                  1998       1997        1998        1997
Current:
  Federal                     $  14,000  $ 195,000    $ 446,000  $ 429,000
  State                          54,000     37,000      173,000    159,000
  Total current                  68,000    232,000      619,000    588,000
Deferred:
  Federal                       199,000   (231,000)     298,000   (536,000)
  State                               -          -            -          -
  Total deferred                199,000   (231,000)     298,000   (536,000)
Total income tax
  provision                   $ 267,000  $   1,000    $ 917,000  $  52,000

During 1997, the Company utilized its unused net operating loss carryforwards to offset its federal tax liability. Accordingly, net income for 1997 was not subject to federal income tax. During the three and nine months ended September 30, 1998, the Company accrued income taxes at tax rates of 51.0% and 42.4%, respectively, which exceeded the U.S. Tax Statutory rate of 34.0% due primarily to state income taxes and the write-off of certain intangibles not deductible for federal income tax purposes in connection with the closure of its clinic in Corpus Christi, Texas. See Note 4 regarding the clinic closure in Corpus Christi, Texas.

4.  Clinic Closure

In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During the three months ended September 30, 1998, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represents estimated lease commitments, $111,000 is due to the write-off of goodwill, fixed assets and a non-compete agreement and the remainder is costs expected to be incurred in connection with closing the facility. The $230,000 loss includes cash and non-cash amounts of $86,000 and $144,000, respectively. As of September 30, 1998, $41,000 relating to the closure was accrued in current liabilities for estimated expenses to be paid in the future.
                               11
The Corpus Christi, Texas clinic accounted for net patient revenues for the three months ended September 30, 1998 and 1997 of $51,000 and $93,000, respectively. The clinic accounted for clinic operating costs for the three months ended September 30, 1998 and 1997 of $196,000 and $144,000, respectively.

No future clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 1998, the Company operated 92 outpatient physical
and occupational therapy clinics in 26 states.   The average age of
the 92 clinics in operation at September 30, 1998 was 3.2 years old. Since inception of the Company, 94 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed three facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of two of the Company's clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the nine months ended September 30, 1997 of $(6,000) and $54,000, respectively. The closure of one of the Company's clinics occurred during the three months ended September 30, 1998 ("1998 Third Quarter"). See "Loss on Closure of Facility" for additional information.










                               12
Results of Operations

Three Months Ended September 30, 1998 ("1998 Third Quarter")
Compared to the Three Months Ended September 30, 1997 ("1997 Third
Quarter")

Net Patient Revenues
Net patient revenues increased to $11,040,000 for the 1998 Third Quarter from $10,017,000 for the 1997 Third Quarter, an increase of $1,023,000, or 10 percent. Net patient revenues from the 15 clinics developed since the 1997 Third Quarter (the "New Clinics") accounted for 47 percent of the increase or $480,000. The remaining increase of $543,000 in net patient revenues was from the 77 clinics opened before October 1, 1997 (the "Old Clinics"). The increase in net patient revenues from these clinics is due to a six percent increase in the number of patient visits ($632,000), partially offset by a decrease in the average net revenue per visit of one percent ($89,000) due to an increase in the percentage of managed care patients.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the Balanced Budget Act of 1997 ("BBA"). See "Balanced Budget Act of 1997".

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $18,000, or 13 percent, to $157,000 for the 1998 Third Quarter from $139,000 for the 1997 Third Quarter. This increase was due primarily to management fees earned in connection

                               13
with contracts the Company has entered into since the 1997 Third Quarter to manage third-party physical therapy clinics, coupled with an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during the 1998 Third Quarter.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 75% for the 1998 Third Quarter from 76% for the 1997
Third Quarter.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $5,025,000 for the 1998 Third Quarter from $4,529,000 for the 1997 Third Quarter, an increase of $496,000 or 11 percent. Approximately 63 percent of the increase, or $312,000, was due to the New Clinics. The remaining 37 percent increase or $184,000 is due principally to increased staffing resulting from increased patient visits and an increase in bonuses earned by the managing therapists at the Old Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues increased to 46 percent for the 1998 Third Quarter from 45 percent for the 1997 Third Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $2,938,000 for the 1998 Third Quarter from $2,781,000 for the 1997 Third Quarter, an increase of $157,000, or six percent. This increase was the result of a $261,000 increase due to the New Clinics, which was offset, in part, by a decrease of $104,000 for the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues declined to 27 percent for the 1998 Third Quarter from 28 percent for the 1997 Third Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $319,000 for the 1998 Third Quarter from $297,000 for the 1997 Third Quarter, an increase of seven percent, or $22,000. Approximately 45 percent of the increase, or $10,000, was due to the New Clinics, while 55 percent, or $12,000, of the increase relates to the Old Clinics.
The provision for doubtful accounts as a percent of net patient revenues declined slightly to 2.9 percent for the 1998 Third Quarter compared to 3.0 percent for the 1997 Third Quarter.



                               14
Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $1,100,000 for the 1998 Third Quarter from $891,000 for the 1997 Third Quarter, an increase of $209,000, or 23 percent. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, at the beginning of the 1998 Third Quarter, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent for the 1998 Third Quarter increased substantially. General and administrative costs as a percent of net patient revenues increased to 10 percent for the 1998 Third Quarter from 9 percent for the 1997 Third Quarter.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $114,000 or 42 percent to $387,000 for the 1998 Third Quarter from $273,000 for the 1997 Third Quarter. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel to facilitate the acceleration of new clinic openings during 1998 from the level of 13 new clinics opened during 1997. Recruitment and development costs as a percent of net patient revenues was four percent for the 1998 Third Quarter and three percent for the 1997 Third Quarter.

Loss on Closure of Facility
In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During the 1998 Third Quarter, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represents estimated lease commitments, $111,000 is due to the write-off of goodwill, fixed assets and a non-compete agreement and the remainder is costs expected to be incurred in connection with closing the facility.




                                   15
The Corpus Christi, Texas clinic accounted for net patient revenues for the three months ended September 30, 1998 and 1997 of $51,000 and $93,000, respectively. This clinic accounted for clinic operating costs for the three months ended September 30, 1998 and 1997 of $196,000 and $144,000, respectively.

No future clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

Interest Expense
Interest expense of $185,000 for the 1998 Third Quarter relates primarily to $61,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $101,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $19,000 of interest expense was recorded in the 1998 Third Quarter relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $70,000, or 17 percent, to $489,000 for the 1998 Third Quarter from $419,000 for the 1997 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes
The provision for income taxes increased to $267,000 for the 1998 Third Quarter from $1,000 for the 1997 Third Quarter, an increase of $266,000. During 1997, the Company utilized its unused net operating loss carryforwards to offset any federal income tax liability. Accordingly, income for 1997 was not subject to federal income tax. During the 1998 Third Quarter, the Company accrued income taxes at a tax rate of 51.0% which exceeded the U.S. Tax Statutory rate of 34.0% due primarily to state income taxes and the write-off of certain intangibles not deductible for federal

                               16
income tax purposes in connection with the closure of its clinic in Corpus Christi, Texas. See "Loss on Closure of Facility" regarding the clinic closure in Corpus Christi, Texas.

Net Income
The Company's income before income taxes for the 1998 Third Quarter of $524,000 was less than the 1997 Third Quarter's income before income taxes of $778,000 principally due to the $230,000 loss on closure of facility, the $675,000 increase in clinic operating costs, the $323,000 increase in corporate office costs, and the $70,000 increase in minority interests in subsidiary limited partnerships, offset, for the most part, by the $1,041,000 increase in net revenues.

The Company's net income for the 1998 Third Quarter of $257,000 was less than the 1997 Third Quarter's net income of $777,000 principally due to the factors affecting income before income taxes and the fact that during 1997, the Company utilized its remaining tax operating loss carryforwards to offset any federal income tax liability.
Nine Months Ended September 30, 1998 ("1998 Nine Months") Compared to the Nine Months Ended September 30, 1997 ("1997 Nine Months")

Net Patient Revenues
Net patient revenues increased to $32,181,000 for the 1998 Nine Months from $28,194,000 for the 1997 Nine Months, an increase of $3,987,000, or 14 percent. Net patient revenues from the 15 clinics opened since September 30, 1997 (the "New Clinics") accounted for 20 percent of the increase or $807,000. The remaining increase of $3,180,000 in net patient revenues comes from those 77 clinics opened prior to October 1, 1997 (the "Old Clinics"). Of the $3,180,000 increase in net patient revenues from these clinics, an 11 percent increase in the number of patient visits increased net patient revenues by $3,009,000 and the remaining $171,000 resulted from a small increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient

                               17
revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is paid based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the BBA. See "Balanced Budget Act of 1997".

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $106,000, or 31 percent, to $446,000 for the 1998 Nine Months from $340,000 for the 1997 Nine Months. This increase was due primarily to an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment and increased management fees earned in connection with contracts the Company has entered into to manage third-party physical therapy clinics.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined to 75% for the 1998 Nine Months from 76% for the 1997 Nine Months.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $14,998,000 for the 1998 Nine Months from $12,982,000 for the 1997 Nine Months, an increase of $2,016,000, or 16 percent. Approximately 32 percent of the increase, or $639,000, was due to the New Clinics. The remaining 68 percent increase or $1,377,000 is due principally to increased staffing resulting from increased patient visits and an increase in bonuses earned by the managing therapists at the Old Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues increased slightly to 47 percent for the 1998 Nine Months from 46 percent for the 1997 Nine Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other costs increased to $8,289,000 for the 1998 Nine Months from $7,726,000 for the 1997 Nine Months, an increase of $563,000, or seven percent. Approximately 89 percent of the increase, or $499,000, was due to the New Clinics, while 11 percent, or $64,000, of the increase was due to the Old Clinics. Rent, clinic supplies and other costs as a percent of net patient

                               18
revenues declined to 26 percent for the 1998 Nine Months from 27 percent for the 1997 Nine Months.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $861,000 for the 1998 Nine Months from $819,000 for the 1997 Nine Months, an increase of five percent or $42,000. Approximately 38 percent of the increase, or $16,000, was due to the New Clinics, while 62 percent, or $26,000, of the increase relates to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues declined to 2.7 percent for the 1998 Nine Months compared to 2.9 percent for the 1997 Nine Months.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, insurance costs, rent, depreciation and amortization, travel and legal and professional fees increased to $3,135,000 for the 1998 Nine Months from $2,687,000 for the 1997 Nine Months, an increase of $448,000, or 17 percent. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics and increased legal and professional fees relating to the additional clinics. General and administrative costs as a percent of net patient revenues was 10 percent for the 1998 Nine Months and the 1997 Nine Months.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $185,000, or 23 percent, to $999,000 for the 1998 Nine Months from $814,000 for the 1997 Nine Months. The majority of this increase relates to an increase in salaries and related costs of recruitment and development personnel which were added to facilitate the acceleration of new clinic openings during 1998 from the level of 13 new clinics opened during 1997. Recruitment and development costs as a percent of net patient revenues was three percent for the 1998 Nine Months and the 1997 Nine Months.




                               19
Loss on Closure of Facility
In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During the 1998 Nine Months, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represents estimated lease commitments, $111,000 is due to the write-off of goodwill, fixed assets and a non-compete agreement and the remainder is costs expected to be incurred in connection with closing the facility.

The Corpus Christi, Texas clinic accounted for net patient revenues for the nine months ended September 30, 1998 and 1997 of $223,000 and $324,000, respectively. This clinic accounted for clinic operating costs for the nine months ended September 30, 1998 and 1997 of $543,000 and $440,000, respectively.

No future clinic closures are planned at this time; however, no assurance can be given that clinic closures will not occur in the future if a particular clinic is not operating at satisfactory levels.

Interest Expense
Interest expense of $550,000 for the 1998 Nine Months relates primarily to $182,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $299,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $56,000 of interest expense was recorded in the 1998 Nine Months relating to the Contingent Interest Enhancement feature of the Series B Notes. This feature allowed Series B Note holders to receive an interest enhancement payable in shares of Company Common Stock based upon the market value of the Company's shares for the month of June 1996, which corresponded to two years from the date of issuance of the Series B Notes (the "Contingent Interest Enhancement"). A total of 70,965 shares of Company Common Stock were issued in connection with the Contingent Interest Enhancement feature.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $294,000, or 27 percent, to $1,400,000 for the 1998 Nine Months from $1,106,000 for the 1997 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.


                               20
Provision for Income Taxes
The provision for income taxes increased to $917,000 for the 1998 Nine Months from $52,000 for the 1997 Nine Months, an increase of $865,000. During 1997, the Company utilized its unused net operating loss carryforwards to offset any federal income tax liability. Accordingly, income for 1997 was not subject to federal income tax. During the 1998 Nine Months, the Company accrued income taxes at a tax rate of 42.4% which exceeded the U.S. Tax Statutory rate of 34.0% due primarily to state income taxes and the write-off of certain intangibles not deductible for federal income tax purposes in connection with the closure of its clinic in Corpus Christi, Texas. See "Loss on Closure of Facility" regarding the clinic closure in Corpus Christi, Texas.

Net Income
The Company's income before income taxes for the 1998 Nine Months of $2,165,000 exceeded the 1997 Nine Month's income before income taxes of $1,845,000 principally due to the $4,093,000 increase in net revenues, which more than offset the $2,621,000 increase in clinic operating costs, the $633,000 increase in corporate office costs, the $294,000 increase in minority interests in subsidiary limited partnerships and the loss on closure of facility of $230,000.

The Company's net income for the 1998 Nine Months of $1,248,000 was less than the 1997 Nine Month's net income of $1,793,000 principally due to the factors affecting income before income taxes and the fact that during 1997, the Company utilized its remaining tax operating loss carryforwards to offset any federal income tax liability.

Liquidity and Capital Resources

At September 30, 1998, the Company had $6,328,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at September 30, 1998 is $4,700,000 of short-term United States government agency securities and $615,000 of short-term United States government money market funds. The market value of the short-term United States government agency securities and the United States government money market funds approximated the carrying value of such securities as of September 30, 1998.

The increase in cash of $772,000 from December 31, 1997 to September 30, 1998 is due to cash provided by operating activities of $3,659,000, offset, in part, by the Company's use of cash to fund

                               21
capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $1,662,000, distributions to minority partners in subsidiary limited partnerships of $1,193,000 and payment on notes payable of $43,000.

The Company's current ratio increased to 6.43 to 1.00 at September 30, 1998 from 5.07 to 1.00 at December 31, 1997. The increase in the current ratio is due primarily to a decrease in estimated third-party payor (Medicare) settlements, offset, in part, by an increase in patients accounts receivable resulting from increased patient revenues. At September 30, 1998, the Company had a debt-to-equity ratio of 0.73 to 1.00 compared to 0.83 to 1.00 at December 31, 1997. The improvement in the debt-to-equity ratio from December 31, 1997 to September 30, 1998 relates primarily to the increase in equity as a result of the net income of $1,248,000 for the 1998 Nine Months.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized it to repurchase up to 200,000 shares of its common stock. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares, which will be financed with available cash, will be held as treasury shares and be available for general corporate purposes. As of September 30, 1998, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans.

The Balanced Budget Act of 1997
Beginning in 1998, Medicare imposed new interim constraints on reimbursement for outpatient physical and/or occupational therapy services and has published a fee schedule pursuant to which the Company's clinics will be paid for care provided to Medicare patients in 1999. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic is equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the BBA or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted

                               22
reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction. The impact of the BBA on the Company's operations has been to reduce the estimated reimbursement from Medicare on services rendered to Medicare patients during the 1998 Nine Months by approximately $240,000.

The BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule which has been published by the Secretary of HHS. Beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. Based on preliminary analysis of the Company's clinics, management presently believes that the changes imposed by the BBA will not have a significant impact on its business in 1999.

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

Factors Affecting Future Results

Clinic Development
As of September 30, 1998, the Company has opened 92 clinics, six of which occurred in the 1998 Third Quarter. The Company expects to accelerate new clinic openings in the fourth quarter of 1998 with operating clinics reaching 99 by year-end from the 92 presently operating, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic

                               23
partners.  Accordingly, recruitment and development expenses are expected to increase since new clinics traditionally involve a significant amount of start-up costs, such as travel and recruitment fees. In addition, the Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase over the next several years. Based on the historical performance of the Company's new clinics, new clinic openings in the fourth quarter of 1998 should favorably impact the Company's results of operations for 1999 and beyond.

Growth in Physical Therapy Management
In July 1998, the Company entered into an agreement with an orthopedic group to manage a physical therapy facility in New England, bringing third-party facilities under management to five. Management believes that with physician groups facing declining incomes, the opportunity for enhancing the physicians' income through the ownership of in-house physical therapy facilities is becoming increasingly attractive. Since 1992, the Company has offered management and administrative services to its network of clinics owned with physical therapist partners. The Company is now offering that expertise to physician groups nationwide. The Company believes it has adequate internally generated funds to support its planned growth in this area.

The Balanced Budget Act of 1997
The BBA provides that beginning in 1999, outpatient rehabilitation services will be paid based on a fee schedule which has been published by the Secretary of HHS. The BBA also provides that beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. Based on preliminary analysis of the Company's clinics, management presently believes that the changes imposed by the BBA will not have a significant impact on its business in 1999. See discussion above entitled "The Balanced Budget Act of 1997".



                               24
Year 2000
The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and micro controllers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient treatment.

With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the assessment, remediation, testing and implementation of software, the Company, which uses only third-party software applications, has identified third-party software applications and has begun remediation for all these purchased software applications and is testing the software applications where remediation has been completed. The Company anticipates completing, in all material respects, remediation, testing and implementation for third-party software by June 1999. The Company's efforts are currently on schedule.

With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by June 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule.

The Company presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for its computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.
                                25
With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company believes that it will not be significantly affected by the Year 2000 since most of the Company's physical and occupational equipment is manual in operation, rather than being computerized. The Company will contact vendors as needed to remediate, replace or otherwise address devices or equipment that pose a Year 2000 impact.

The Company relies on third-party payors and intermediaries, including government payors and intermediaries, for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Failure of these third-party systems could have a material adverse affect on the Company's results of operations.

The Company is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of such resources, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 efforts, or the failures of third parties upon which the Company relies, are not accurately or timely completed. This development phase will continue through the end of 1998 with the implementation of contingency plans occurring in 1999.

The Year 2000 project is currently estimated to have a minimum total cost of $114,000, of which the Company has incurred $34,000 through the 1998 Third Quarter. The Company recognizes that the total cost may increase as it continues its remediation and testing of IT systems. The majority of the costs related to the Year 2000 project will be capitalized and expensed over a useful life of three years and will be funded through operating cash flows.

The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area.





                                26

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                    PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held a special meeting of shareholders ("Special Meeting") on September 9, 1998. At the Special Meeting, the Company's stockholders approved (i) a 350,000 increase in the number of shares of Company common stock reserved for issuance under the 1992 Stock Option Plan and (ii) an increase in the number of stock options that may be granted to any one eligible individual in any one calendar year from 50,000 to 100,000.

(b)      Not applicable.

(c) There were 1,880,132 votes cast FOR the increase in the number of shares of Common Stock reserved for issuance under the Company's 1992 Stock Option Plan and the increase in the number of stock options that may be granted to any one eligible individual in any one calendar year, 319,399 votes were cast AGAINST such proposal and there were -0- abstentions.

         There were a total of 2,199,531 shares represented by person or by proxy at the Special Meeting.

(d)      Not applicable.


                                27
Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

  27.  Financial Data Schedule

(b)      Reports of Form 8-K

  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

  10. 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159) and incorporated herein by reference.

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        U.S. PHYSICAL THERAPY, INC.




Date: November 16, 1998                  By:  /s/ J. MICHAEL MULLIN
                                                  J. Michael Mullin
                                               Chief Financial Officer
                                             (duly authorized officer
                                               and principal financial
                                                     officer)