Form 10-K405
period 1998-12-31
U S PHYSICAL THERAPY INC /NV
filed 1999-03-31
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

(Mark One)
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1998

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

Registrant's telephone number, including area code: (713) 297-7000

Securities registered pursuant to Section 12(b) of the Exchange
Act:                       Not Applicable


Securities registered pursuant to Section 12(g) of the Exchange
Act:                   Common Stock, $.01 par value
                         (Title of Class)

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes X         No







          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

          State the aggregate market value of the voting stock held by non-affiliates of the registrant:

                          $18,295,000

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable
date:     3,611,609


               DOCUMENTS INCORPORATED BY REFERENCE

         Document                                       Part of Form 10-K

Portions of Definitive Proxy                             PART III
  Statement for the 1999 Annual
  Meeting of Shareholders


























Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes,""expects,""intends,""plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

    general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms, and use of capital, nuclear and environmental issues, weather, industry restructuring and cost recovery, and year 2000 readiness.

Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

                              PART I

Item 1.  Description of Business.

General

    U.S. Physical Therapy, Inc. (the "Company") operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1998, the Company operated 99 outpatient physical and occupational therapy clinics in 28 states. The average age of the 99 clinics in operation at December 31, 1998 was 3.2 years. Since inception of the Company, 101 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed three facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then

                                2
closed such facilities. A total of 20 clinics were opened in 1998. Management presently anticipates to maintain the pace of new clinic openings in 1999.

    The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. Each clinic's staff typically includes one or more licensed physical and/or occupational therapists and office personnel, and may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. The clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures such as ultrasound, electrical stimulation, hot packs and iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases. The Company's strategy is to develop and acquire outpatient clinics on a national basis.

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

    While the Company is committed to the partnership program as its core business, it has begun to manage third-party physical therapy facilities for physician practices, with five such third-party facilities under management as of December 31, 1998. The Company believes that with physician groups facing declining incomes, the opportunity for enhancing the physicians' income through the ownership of in-house physical therapy facilities is becoming increasingly attractive. Since 1992, the Company has offered management and administrative services to its network of clinics owned with physical therapist partners. The Company is now offering that expertise to physician groups nationwide.


                               3
    The Company was formed in June 1990 and operated as a subchapter S Corporation until August 1991 when, in conjunction with a $2,500,000 private placement, it reorganized into a limited partnership form of organization. In May 1992, in connection with the Company's initial public offering, the Company was reorganized into its present form, a Nevada corporation with operating subsidiaries organized in the form of limited partnerships. In such reorganization, the prior owners of the limited partnership interests and the corporate general partner corporations exchanged their interests for 2,000,000 shares of the Company's common stock. In June 1992, the Company completed its initial public offering. The offering proceeds, net of offering costs, were $7,010,350 resulting from the sale by the Company of 1,200,000 shares of its common stock in the initial offering and the subsequent sale of 140,000 over allotment shares.

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

    The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $10.00 (in the case of the initial series and the Series C Notes) or $12.00 (in the case of the Series B Notes), subject to adjustment under certain circumstances. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 70,965 shares of its common stock in connection with the interest enhancement provision. Net proceeds from these private placements totaled approximately $6,166,000, and were used by the Company to fund prior period deficits from operations and capital expenditures in 1993 through 1996 relating to the Company's clinic development program in those years.



                               4
    Unless the context otherwise requires, references in this Form 10-K to the Company include the Company and all its subsidiaries. The Company's principal executive offices are located at 3040 Post Oak Blvd., Suite 222, Houston, Texas 77056, and its telephone number is (713) 297-7000.

The Company's Clinics

    The managing physical and/or occupational therapist of each clinic owns a partial interest in the clinic he or she operates. For the majority of the clinics, this is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). As of December 31, 1998, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest and limited partnership interest ranging from 59% to 99% in the clinics it operates (88% of the clinics were at 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40% (12% of the clinics were at 35%).

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

    In addition, each managing therapist initially enters into a five-year employment agreement with the Company providing for a covenant not to compete during his or her employment plus one to two years thereafter. Pursuant to each employment agreement, the managing therapist receives a base salary and a monthly bonus based on the net revenues or operating profit generated by his or her Operating Subsidiary. Each employment agreement provides that each managing therapist is required to sell his or her partnership interest in the Operating Subsidiary for the amount of his or her capital account if he or she terminates employment with the Operating Subsidiary during the employment term. There are no provisions for purchase by the Company of the managing therapist's interest in the Operating Subsidiary in the event of death or disability, or after the initial five-year term of employment.

                               5
    The Company's business plan is to have each clinic maintain an independent local identity, while at the same time enjoying the benefits of national purchasing, third-party payor contracts and centralized management controls. Pursuant to a management agreement, U.S. PT Management, Ltd. ("USPTM"), a Texas limited partnership owned indirectly by the Company, provides a variety of services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and procedures and training of office support personnel, management oversight of operations, ongoing accounting services and marketing support.

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

   The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries,
rehabilitation of injured workers and preventative care.   The
clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures, such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The Company currently provides its services at its clinics only on an outpatient basis. Patients requiring these types of services are usually treated for approximately one hour per day, two to five times a week. This form of treatment typically lasts two to six weeks. The Company's

                               6
charge for the treatment is generally on a per procedure basis. In addition to the services mentioned, the clinics will, when appropriate, develop individual maintenance exercise programs to be continued after treatment. Advice on postural improvements and changes in work habits or lifestyle is provided to promote self-management of the patient's condition. The Company continues to assess the potential for developing new services and expanding the method of providing its current services, with an emphasis on health insurance and workers' compensation insurance cost containment.

Industry Background

   Physical and occupational therapy is the process of aiding in the restoration of individuals disabled by injury or disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

   Economic Benefits of Physical and Occupational Therapy Services. Purchasers and providers of health care services, such as insurance companies, health maintenance organizations, business and industry, are seeking ways to save on traditional health care services. Management believes physical and occupational therapy services represent a cost-effective service, by attempting to prevent short-term disabilities from becoming chronic conditions, and by speeding the recovery from surgery and musculoskeletal injuries.

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

Marketing

   On a local basis, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine and general practitioners,

                               7
which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a national level, the Company employs a marketing director to assist the managing therapists in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies for clinic therapy services, as well as to develop and implement marketing plans for marketing to the physician community.

Sources of Revenue/Reimbursement

   Payor sources for the current clinics' services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance and managed care programs generally provide outpatient services coverage to patients utilizing the clinics, and the patient is normally required to pay an annual deductible and a co-insurance payment. Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical rehabilitation, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. These statutes generally require that these benefits be offered to employees without any deductibles, co-payments or cost sharing. Companies may provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-run funds or through self-insurance. Treatments for patients who are parties to personal injury cases are generally paid for from the proceeds of settlements with insurance companies or from judgements, if favorable. If an unfavorable judgement is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. The Company estimates the percentage of accounts receivable relating to personal injury cases that will be uncollectible. Such percentage, which currently ranges from 10% to 20%, is periodically reviewed and adjusted by the Company.

   The Company's business depends to a significant extent on its relationships with physicians, commercial health insurers, workers' compensation insurers, and other referral sources, such as health maintenance organizations and preferred provider organizations. If

                               8
clinics are located in certain geographical areas, it is important for them to be approved as providers by certain key health maintenance organizations and preferred provider plans. If these clinics do not obtain such approval, or if they cannot maintain such approval, the Company could be adversely affected.

   As of December 31, 1998, 78 of the Company's clinics have been certified as Medicare providers and 11 are in the process of becoming certified. Management anticipates that, in the future, newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will become certified as Medicare providers.

   Prior to 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic was equal to the lesser of the provider's "reasonable costs" as allowed under Medicare regulations, or the provider's customary charges. Individual beneficiaries, or their "Medigap" insurance carriers if such coverage exists, were required to pay a deductible and co-payment amount, so that governmental payments to the Company did not exceed 80% of the reasonable cost of such services. Beginning in 1998, Medicare imposed new constraints on reimbursement for outpatient physical and/or occupational therapy services. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic was equal to the lesser of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the Balanced Budget Act of 1997 ("BBA"), or the provider's charges, in each case less 20% of the amount of the charge for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 10% reduction does not apply to services provided by hospitals. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction.

   The Company files annual cost reports for each of its Medicare-certified clinics. These cost reports serve as the basis for determining the prior year's reimbursement settlements and, prior to 1999, interim Medicare payment rates for the following year. Furthermore, the BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule which has been published by the Department of Health and Human Services ("HHS"). Beginning in 1999, the total amount that is paid by

                               9
Medicare in any one year for outpatient physical or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company does not anticipate that the changes in Medicare reimbursement rates as outlined in the BBA will have a negative impact on revenues in 1999. Management believes that the average rate calculated under the cost reimbursement methodology will not be significantly different than the average rate on the fee schedule. Revenues from the Medicare program for the years ended December 31, 1998 and 1997 accounted for approximately 12% and 13% of the Company's net patient revenues, respectively.

   Medicare regulations require that a physician certify the need for physical and/or occupational therapy services for each patient and that these services be provided in accordance with an established plan of treatment which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical or occupational therapy, and, therefore, Medicaid is not, nor is it expected to be, a material payor for the Company.

Regulation and Health Care Reform

   The health care industry is subject to numerous federal, state and local regulations. Many states prohibit commercial enterprises from engaging in the corporate practice of medicine. There is a risk that the corporate practice of medicine could be interpreted in those states to also include the practice of physical and/or occupational therapy, or that the corporate practice of physical and/or occupational therapy itself could be specifically prohibited in some states. In Texas, a 1979 opinion of the State Attorney General states that corporate entities may not engage in the practice of physical therapy, unless such corporations are professional corporations with all shareholders being licensed therapists. While management believes that this opinion has generally not been followed or enforced in Texas, there can be no assurance that the Texas Attorney General will not seek to enforce this position in the future and apply the prohibition to include limited partnerships, the legal entity for each Operating Subsidiary. In the event that the Company was found to be engaged in prohibited corporate practice in any state, management believes that it could restructure its operations so as to be in compliance with applicable law. If the Company was required to restructure its operations, the Company anticipates that, in lieu of owning clinics, it could engage in clinic management and leasing of

                               10
equipment and clinic sites. The availability of these or other options for restructuring would depend on the requirements of applicable law. However, such restructuring could negatively impact the income of the Company, and there can be no assurance that a satisfactory restructuring could be accomplished.

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

   As of December 31, 1998, 78 of the Company's clinics have become certified as Medicare providers. In order to receive Medicare reimbursement, a rehabilitation agency or clinic must meet the applicable conditions of participation set forth by HHS relating to the type of facility, its equipment, record keeping, personnel and standards of medical care as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance.

   The Social Security Act imposes criminal and/or civil penalties upon persons who pay or receive any "remuneration" in connection with the referral of patients covered under Medicare, Medicaid or most other federally funded health care programs. The "anti-kickback" law prohibits providers and others from offering or paying (or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a service covered under such health care programs. Each violation of this law may be punished by a fine (of up to $250,000 for individuals and $500,000 for organizations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in federal healthcare programs, and other federal procurement and

                               11
  nonprocurement programs, for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states, including some states in which the Company operates clinics, have similar laws which apply whether or not federal health care funds are involved; and health care reform proposals in the last few years would have expanded federal law to cover all patients as well. Because the federal anti-kickback law has been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, it limits the relationships which the Company may have with referral sources, including any ownership relationships. The Company's managing physical therapists are limited partners in their respective clinics. Management does not believe that the ownership structure of its clinics violates the anti-kickback laws, since no direct or indirect owner of the clinics, including the partner therapists, serves as a referral source for the clinics. The anti-kickback laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under a December 1992 letter by the Chief Counsel of the HHS office of Inspector General ("OIG"), could include payments for goodwill or other intangibles. The Company's new practice of offering its management services to physician-owned physical therapy facilities also raises anti-kickback law issues both under recent interpretations of the law by the OIG, which suggest that percentage-based contracts that include marketing services may implicate the law, and under some older interpretations indicating that the law may be implicated where a company in a line of business "partners" with a physician practice as a way of sharing profits with the physicians. Management considers these anti-kickback laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation.

   In addition, another federal law, known as the "Stark law" after its original Congressional sponsor, was expanded in 1993 to impose, effective January 1, 1995, a prohibition on referrals of Medicare or Medicaid patients for, among other things, physical therapy services by physicians who have a financial relationship with the provider furnishing the services. With certain specified exceptions, the referral prohibition applies to any physician who has (or whose immediate family member has) a direct or indirect ownership or investment interest in, or compensation relationship

                                12
with, a provider of physical therapy services such as the Company's clinics. This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from Medicare and Medicaid. Several states have enacted laws similar to the Stark law, but which cover all (not just Medicare and Medicaid) patients; and many health care reform proposals in the last few years would have expanded the Stark law to cover all patients as well. The Stark law, as effective January 1, 1995, covers a management contract with a physician group and any financial relationship between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the anti-kickback law, management considers the Stark law in planning its clinic acquisitions, marketing and other activities, and believes that its operations are in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation.

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

   Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Managed care entities, which represent an ever-growing percentage of health care payors, are demanding lower costs from health care providers,

                               13
and in many cases, requiring or encouraging providers to accept capitated payments that may not be adequate to allow providers to cover their full costs or may reduce their profitability. Legislative debate is expected to continue in the future and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

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

   The Company also believes its competitive position is enhanced by its strategy of locating its clinics, where possible, on the ground floor in office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. The Company attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. Management also believes it can generally provide its

                               14
services at a lesser cost than comparable services of hospitals, due to hospitals' higher overhead.

Employees

   At December 31, 1998, the Company employed 716 total employees of which 475 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

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

Item 2.  Description of Property.

Property

   The Company presently leases, under noncancelable lease terms ranging from one to five years, all of the properties used for its clinics with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, for which the Company owns the facility. The Company also intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies approximately 2,000 to 4,000 square feet of space.

   The Company also leases, under a five-year noncancelable operating lease beginning July 1998, its executive offices located in Houston, Texas. The executive offices currently occupy

                               15
approximately 18,726 square feet of space (including allocations for common areas).

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1998.

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

                             1998                       1997
                       HIGH          LOW          HIGH        LOW
  QUARTER

  First                $12 1/2       $10 1/2       $10 3/4     $9 1/4

  Second                13 1/2        11 1/4         9 3/4      9

  Third                 14 3/8         8 1/2         9 5/8      8 7/8

  Fourth                10 1/8         7            12          9 1/2


                               16
Record Holders

    As of March 17, 1999, there were 52 holders of record of the Company's outstanding common stock.

Dividends

    Since inception, the Company has not declared or paid cash dividends or made distributions on its equity securities, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Selected Financial Data.

                                          Year Ended December 31,
                              1998       1997      1996      1995     1994
                                (in thousands, except per share data)


Net revenues                $44,023    $38,807   $32,207   $24,924   $17,162

Income (loss) before
  income taxes              $ 2,704    $ 2,481   $ 1,758   $   819   $(2,722)

Net income (loss)(1)        $ 1,596    $ 2,426   $ 1,641   $   742   $(2,775)

Per common share:
      Basic                 $  0.44    $  0.67   $  0.46   $  0.21   $ (0.80)
      Diluted               $  0.43    $  0.65   $  0.45   $  0.20   $ (0.80)

Total assets                $24,100    $22,548   $19,483   $15,910   $14,460

Long-term debt, less
  current portion           $ 8,126    $ 8,239   $ 8,276   $ 8,166   $ 8,265

Working capital             $13,007    $11,204   $ 9,214   $ 7,084   $ 5,673

Current ratio                  5.96       5.07      4.56      4.70      4.72

Long-term debt to
  total capitalization         0.41       0.45      0.52      0.61      0.65


(1) Prior to 1998, the Company had available unused net operating loss carryforwards to offset any federal income tax liability.


                               17
Item 7. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1998, the Company operated 99 outpatient physical and/or occupational therapy clinics in 28 states. The average age of the 99 clinics in operation at December 31, 1998 was
3.2 years. Since inception of the Company, 101 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed three facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of two of the clinics occurred during the three months ended March 31, 1997 ("1997 First Quarter"). No loss was recognized relating to these 1997 First Quarter closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1997 of $(6,000) and $57,000, respectively, and for the year ended December 31, 1996 of $345,000 and $506,000, respectively. The closure of one of the Company's clinics, due to adverse clinic performance, occurred during the three months ended September 30, 1998 ("1998 Third Quarter"). See "Loss on Closure of Facility" for additional information.

Fiscal Year 1998 Compared to Fiscal Year 1997

Net Patient Revenues
Net patient revenues increased to $43,444,000 for 1998 from $38,342,000 for 1997, an increase of $5,102,000, or 13%. Net patient revenues from the 20 clinics developed since 1997 (the "1998 New Clinics") accounted for 28% of the increase, or $1,416,000. The remaining increase of $3,686,000 in net patient revenues comes from those 79 clinics opened before 1998. The majority of the $3,686,000 increase in net patient revenues from these clinics resulted from a 10% increase in the number of patient visits, while net revenues per visit remained stable.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the

                               18
   clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Net patient revenues also are reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics or rehabilitation agencies is based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed in the method in which the Company is reimbursed for its services by Medicare as defined in the Balanced Budget Act of 1997 ("BBA"). See "Balanced Budget Act of 1997".

Other Revenues
Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $114,000, or 24.5%, to $579,000 for 1998 from $465,000 for 1997. This increase was due primarily to an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during 1998 compared to 1997 and management fees earned in connection with several contracts the Company entered into during 1998 to manage third-party physical therapy clinics.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained stable at 76% for 1998 and 1997.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $20,263,000 for 1998 from $17,624,000 for 1997, an increase of $2,639,000, or 15%.
Approximately 36% of the increase, or $956,000, was due to the 1998 New Clinics. The remaining 64% increase, or $1,683,000, was due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1998, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to 1998. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues increased slightly to 47% for 1998 compared to 46% for 1997.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $11,454,000 for 1998 from $10,562,000 for 1997, an increase of $892,000, or 8%.
Approximately 97% of the increase, or $867,000, was due to the 1998

                               19
New Clinics, while 3%, or $25,000, of the increase was due to the clinics opened prior to 1998. Rent, clinic supplies and other as a percent of net patient revenues has declined slightly to 26% for 1998 compared to 28% for 1997.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $1,143,000 for 1998 from $1,050,000 for 1997, an increase of 9%, or $93,000.
Approximately 31% of the increase, or $29,000, was due to the 1998 New Clinics, while 69%, or $64,000, of the increase relates to the clinics opened prior to 1998. The provision for doubtful accounts as a percent of net patient revenues remained stable at 3% for 1998 and 1997.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $4,240,000 for 1998 from $3,666,000 for 1997, an increase of $574,000, or 16%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. Coupled with this increase was an increase in legal and professional fees associated with opening an increased number of clinics in 1998. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent for 1998 increased substantially. General and administrative costs as a percent of net patient revenues remained stable at 10% for 1998 and 1997.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $291,000, or 26%, to $1,396,000 in 1998 from $1,105,000 in 1997. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel which were added to facilitate the acceleration of new clinic openings during 1998 from the level of 13 new clinics opened during 1997. Coupled with the increase in salaries and benefits is

                               20
an increase in travel expenses and recruiting and marketing fees which also correlate with the higher number of clinics in operation at December 31, 1998. Recruitment and development costs as a percent of net patient revenues has remained stable at 3% for 1998 and 1997.

Loss on Closure of Facility
In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

The Corpus Christi, Texas clinic accounted for net patient revenues for 1998 and 1997 of $218,000 and $407,000, respectively. This clinic accounted for clinic operating costs for 1998 and 1997 of $603,000 and $575,000, respectively.

Management may close clinics in the future that are not operating at satisfactory levels.

Interest Expense
Interest expense of $730,000 for 1998 relates primarily to $244,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $400,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $75,000 of interest expense was recorded in 1998 relating to the Contingent Interest Enhancement provision of the Series B Notes. This provision allowed Series B Note holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. A total of 70,965 shares of Company common stock were issued in 1996 in connection with the Contingent Interest Enhancement provision.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $285,000, or 18%, to $1,863,000 in 1998 from $1,578,000 in 1997 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.



                               21
Income Before Income Taxes
The Company's income before income taxes for 1998 of $2,704,000 exceeded 1997's income before income taxes of $2,481,000 principally due to the $5,216,000 increase in net revenues, offset, in part, by the $3,624,000 increase in clinic operating costs, the $865,000 increase in corporate office costs, the $230,000 loss on closure of facility, and the $285,000 increase in minority interests in subsidiary limited partnerships.

Provision for Income Taxes
The provision for income taxes increased $1,053,000 to $1,108,000 for 1998 from $55,000 for 1997. During 1997, the Company utilized its unused net operating loss carryforwards to offset any federal income tax expense. During 1998, the Company accrued income taxes at a tax rate of 41.0% which exceeded the U.S. statutory tax rate of 34.0% due primarily to state income taxes.

Net Income
The Company's net income for 1998 of $1,596,000 was less than 1997's net income of $2,426,000 principally due to the fact that during 1997, the Company utilized its remaining tax operating loss carryforwards to offset any federal income tax expense. The impact on net income from the increase in income tax expense was offset, in part, by the factors affecting income before income taxes. See "Income Before Income Taxes".

Fiscal Year 1997 Compared to Fiscal Year 1996

Net Patient Revenues
Net patient revenues increased to $38,342,000 for 1997 from $32,029,000 for 1996, an increase of $6,313,000, or 20%. Net patient revenues from the 13 clinics developed since 1996 (the "1997 New Clinics") accounted for 28% of the increase or $1,743,000. The remaining increase of $4,570,000 in net patient revenues came from those 67 clinics opened before 1997. The majority of the $4,570,000 increase in net patient revenues from these clinics resulted from a 14% increase in the number of patient visits, while net revenues per visit remained stable.

Other Revenues
Other revenues increased by $287,000, or 161%, to $465,000 for 1997 from $178,000 for 1996. This increase was due primarily to management fees earned in connection with a contract the Company entered into during the three months ended March 31, 1997 to manage a third-party physical therapy clinic, an increase in interest income as a result of the higher average amount of cash and cash

                               22
equivalents available for investment during 1997 compared to 1996 and an increase in real estate commission income.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues declined slightly to 76% for 1997 compared to 77% for 1996.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $17,624,000 for 1997 from $14,743,000 for 1996, an increase of $2,881,000, or 20%.
Approximately 31% of the increase, or $887,000, was due to the 1997 New Clinics. The remaining 69% increase, or $1,994,000, was due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1997, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to 1997. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues remained stable at 46% for 1997 and 1996.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $10,562,000 for 1997 from $9,144,000 for 1996, an increase of $1,418,000, or 16%.
Approximately 55% of the increase, or $786,000, was due to the 1997 New Clinics, while 45%, or $632,000, of the increase was due to the clinics opened prior to 1997. Rent, clinic supplies and other as a percent of net patient revenues declined slightly from 29% for 1996 to 28% for 1997.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $1,050,000 for 1997 from $929,000 for 1996, an increase of 13%, or $121,000.
Approximately 32% of the increase, or $39,000, was due to the 1997 New Clinics, while 68%, or $82,000, of the increase relates to the clinics opened prior to 1997. The provision for doubtful accounts as a percent of net patient revenues remained stable at 3% for 1997 and 1996.

Corporate Office Costs - General & Administrative
General and administrative costs increased to $3,666,000 for 1997 from $3,097,000 for 1996, an increase of $569,000, or 18%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired in 1997 to oversee the operations of an increasing number of clinics in operation and to establish a corporate compliance program. Coupled with this increase was an increase in legal and professional fees

                               23
associated with opening an increased number of clinics in 1997.
General and administrative costs as a percent of net patient revenues remained stable at 10% for 1997 and 1996.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs increased $321,000, or 41%, to $1,105,000 in 1997 from $784,000 in 1996. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel associated with opening an increased number of clinics in 1997 and personnel added in response to management's intention to accelerate the pace of new clinic openings in future years. Coupled with the increase in salaries and benefits is an increase in travel expenses and recruiting fees which also correlate with the higher number of clinics in operation at December 31, 1997, and an increase in rent due to an expansion of office space needed to support additional personnel. In addition, in conjunction with the accelerated clinic opening schedule, management has implemented an aggressive marketing approach resulting in increased marketing costs during 1997. Recruitment and development costs as a percent of net patient revenues increased slightly to 3% for 1997 from 2% for 1996.

Interest Expense
Interest expense of $741,000 for 1997 relates primarily to $244,000 of interest expense on the $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes issued by the Company in June 1993 and $400,000 of interest expense on the $5,000,000 aggregate principal amount of 8% Series B and Series C Notes issued by the Company in May 1994. In addition, $75,000 of interest expense was recorded in 1997 relating to the Contingent Interest Enhancement provision of the Series B Notes. This provision allowed Series B Note holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. A total of 70,965 shares of Company common stock were issued in 1996 in connection with the Contingent Interest Enhancement provision.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $571,000, or 57%, to $1,578,000 in 1997 from $1,007,000 in 1996 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.




                               24
Provision for Income Taxes
The provision for income taxes decreased to $55,000 for 1997 compared to $117,000 for 1996, a decrease of $62,000, or 53%. The decrease in federal income tax expense to $(203,000) in 1997 from $74,000 in 1996 is due to the Company's recognition during 1997 of its net deferred federal income tax asset of $833,000, offset, in part, by an increase in current federal income tax expense of $556,000. State income taxes increased to $258,000 in 1997 from $43,000 in 1996. The increase in current federal and state income taxes corresponds to the increase in profitability of the clinics.

Net Income
The Company's net income for 1997 of $2,426,000 exceeded 1996 net income of $1,641,000 principally due to the $6,600,000 increase in net revenues, which more than offset the $4,420,000 increase in clinic operating costs, the $890,000 increase in corporate office costs and the $571,000 increase in minority interests in subsidiary limited partnerships. In addition, during 1997, the Company recognized its net deferred federal tax asset of $833,000 which was offset by current federal income tax expense of $630,000 and current state income tax expense of $258,000.

Liquidity and Capital Resources
At December 31, 1998, the Company had $6,328,000 in cash and cash equivalents, which is available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at December 31, 1998 is $4,700,000 of short-term U.S. government agency securities and $415,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. The market value of the U.S. government agency securities and the money market fund approximated the carrying value as of December 31, 1998.

The increase in cash of $772,000 from December 31, 1997 to December 31, 1998 is due primarily to cash provided by operating activities of $5,000,000, offset, in part, by the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment, leasehold improvements and intangibles in the amount of $2,520,000, distributions to minority partners in subsidiary limited partnerships of $1,692,000, and principal payments on notes payable of $55,000.

The Company's current ratio increased to 5.96 to 1.00 at December
31, 1998 compared to 5.07 to 1.00 at December 31, 1997 and 4.56 to


                               25
1.00 at December 31, 1996. The increase in the current ratio is due primarily to an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable. In addition, estimated third-party payor (Medicare) settlements decreased as a result of a reduction by Medicare in the Company's reimbursement rates due to lower costs per visit in the older clinics. In May of each year when the Company files its cost reports with Medicare for the previous year, Medicare adjusts the Company's reimbursement rates so that the percent of charges paid by Medicare during the remainder of the year will more closely reflect the actual cost realized by the Company. After a clinic has been in operation for several years, the actual cost per visit stabilizes and the reimbursement rates paid by Medicare generally approximate reimbursable costs. At December 31, 1998, the Company had a debt-to-equity ratio of 0.70 to 1.00 compared to 0.83 to 1.00 at December 31, 1997 and 1.10 to 1.00 at December 31, 1996. The improvement in the debt-to-equity ratio each year relates primarily to the increase in equity as a result of net income of $1,596,000 for 1998 and $2,426,000 for 1997.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. As of December 31, 1998, 4,900 shares have been repurchased at a cost of $47,000.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans.

The Balanced Budget Act of 1997
Beginning in 1998, Medicare imposed new interim constraints on reimbursement for outpatient physical and/or occupational therapy services and has published a fee schedule pursuant to which the Company's clinics will be paid for care provided to Medicare patients in 1999. In 1998, Medicare reimbursement for outpatient physical and/or occupational therapy furnished by a Medicare-certified rehabilitation agency or clinic was equal to the lesser

                               26
of the provider's "adjusted reasonable costs" as allowed under Medicare regulations and defined in the BBA, or the provider's charges, in each case less 20% of the amount of the charge imposed for the services. For rehabilitation agencies and clinics, the "adjusted reasonable cost" of a service is the service's reasonable cost, as determined under Medicare regulations, less 10%. The 20% deduction represents the co-insurance amount that an individual beneficiary, or their "Medigap" insurance carrier if such coverage exists, is required to pay in addition to the beneficiary's annual deduction. The impact of the BBA on the Company's operations has been to reduce the estimated reimbursement from Medicare on services rendered to Medicare patients during 1998 by approximately $581,000.

The BBA also provides that after 1998, outpatient rehabilitation services will be paid based on a fee schedule which has been published by the Secretary of Health and Human Services ("HHS"). Beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company does not anticipate that the changes in Medicare reimbursement rates as outlined in the BBA will have a negative impact on revenues in 1999. Management believes that the average rate calculated under the cost reimbursement methodology will not be significantly different than the average rate on the fee schedule.

Recently Promulgated Accounting Standards
In February 1997, the Financial Accounting Standards Board, "FASB", issued Statement No. 128, Earnings per Share, which required the Company to change the method used to compute earnings per share and to restate all prior period amounts. Statement No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options is excluded from basic earnings per share but included in the computation of diluted earnings per share. The new standard did not have a material impact on the basic or fully diluted earnings per share computations for 1997 and 1996.

In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires public companies to use the "Management Approach" for disclosing segment information. This replaces the "Industry Approach"

                               27
required by Statement No. 14. The new standard did not have a material impact on the Company since the Company's management approach is to view the Company as one reportable segment.


Factors Affecting Future Results

Clinic Development
As of December 31, 1998, the Company had 99 clinics in operation, 20 of which opened in 1998. The Company expects to continue opening new clinics at the same pace it did in 1998, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the next three to five years. Based on the historical performance of the Company's new clinics, the clinics opened in 1998 should favorably impact the Company's results of operations for 1999 and beyond.

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

The Balanced Budget Act of 1997
The BBA provides that beginning in 1999, outpatient rehabilitation services will be paid based on a fee schedule which has been published by HHS. The BBA also provides that beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals.

                               28
The effect of this payment change may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company does not anticipate that the changes in Medicare reimbursement rates as outlined in the BBA will have a negative impact on revenues in 1999. Management believes that the average rate calculated under the cost reimbursement methodology will not be significantly different than the average rate on the fee schedule.

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

With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by June 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule.
                               29
The Company presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for its computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.

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

The Company is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of such resources, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 efforts are not accurately or timely completed, or upon the failure of third-party systems upon which the Company relies. This development phase has continued into 1999 with the implementation of contingency plans occurring later in 1999.

The Year 2000 project is currently estimated to have a minimum total cost of $114,000, of which the Company has incurred $48,000 through 1998. The Company recognizes that the total cost may increase as it continues its remediation and testing of IT systems. The majority of the costs related to the Year 2000 project relate to purchases of equipment and software which will be capitalized and expensed over a useful life of three years and funded through operating cash flows.

The costs of the project and estimated completion dates for the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-

                               30
party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area.

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

As of December 31, 1998, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, "the Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.






















                               31
Item 8.  Financial Statements.


           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                33


Audited Financial Statements


Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                  34


Consolidated Statements of Operations for the years
  ended December 31, 1998, 1997 and 1996                      36


Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 1998, 1997 and 1996            37


Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996                      38


Notes to Consolidated Financial Statements                    40
















                                32
                  REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      ERNST & YOUNG LLP



Houston, Texas
March 16, 1999

                                33
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                                        December 31,
                                                     1998          1997

ASSETS
Current assets:
  Cash and cash equivalents                     $   6,328      $   5,556
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,692 and $1,595,
    respectively                                    8,505          7,707
  Accounts receivable-other                           183            187
  Other current assets                                614            504
      Total current assets                         15,630         13,954

Fixed assets:
  Furniture and equipment                           9,523          8,111
  Leasehold improvements                            4,537          3,869
                                                   14,060         11,980
  Less accumulated depreciation                     7,636          5,951
                                                    6,424          6,029
Noncompete agreements, net of
  amortization of $340, and $501,
  respectively                                         41            124
Goodwill, net of amortization of
    $169, and $138, respectively                    1,000          1,042
Other assets                                        1,005          1,399

                                                $  24,100      $  22,548













        See notes to consolidated financial statements.
                                34
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                                        December 31,
                                                    1998           1997


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                      $     553      $     250
  Accrued expenses                                  1,094          1,333
  Estimated third-party payor
    (Medicare) settlements                            944          1,095
  Notes payable                                        32             72
      Total current liabilities                     2,623          2,750

Notes payable - long-term portion                      76            189
Convertible subordinated notes
  payable                                           8,050          8,050
Minority interests in subsidiary
  limited partnerships                              1,746          1,557
Commitments                                             -              -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                                  -              -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,616,509 and 3,615,634 shares
    outstanding at December 31, 1998
    and 1997, respectively                             36             36
  Additional paid-in capital                       11,696         11,689
  Accumulated deficit                                 (80)        (1,676)
  Treasury stock at cost, 4,900 shares
    held at December 31, 1998 and
    and 1997, respectively                            (47)           (47)
      Total shareholders' equity                   11,605         10,002

                                                $  24,100      $  22,548




        See notes to consolidated financial statements.
                                35
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)


                                             Year Ended December 31,
                                        1998           1997           1996


Net patient revenues                 $ 43,444       $ 38,342       $ 32,029
Other revenues                            579            465            178
Net revenues                           44,023         38,807         32,207

Clinic operating costs:
  Salaries and related costs           20,263         17,624         14,743
  Rent, clinic supplies and other      11,454         10,562          9,144
  Provision for doubtful accounts       1,143          1,050            929
                                       32,860         29,236         24,816
Corporate office costs:
  General and administrative            4,240          3,666          3,097
  Recruitment and development           1,396          1,105            784
                                        5,636          4,771          3,881

Loss on closure of facility               230             -              -

Operating income before non-
  operating expenses                    5,297          4,800          3,510

Interest expense                          730            741            745

Minority interests in subsidiary
  limited partnerships                  1,863          1,578          1,007

Income before income taxes              2,704          2,481          1,758

Provision for income taxes              1,108             55            117

Net income                           $  1,596       $  2,426       $  1,641

Basic earnings per common share      $    .44       $    .67       $    .46

Earnings per common share-assuming
  dilution                           $    .43       $    .65       $    .45


         See notes to consolidated financial statements.
                                36
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (in thousands)



                                            Add'l                                    Total
                            Common Stock   Paid-In  Accumulated  Treasury Stock  Shareholders'
                           Shares  Amount  Capital    Deficit     Shares Amount     Equity
Balance at
  January 1, 1996           3,520  $   35  $10,870    $(5,743)         -   $   -    $ 5,162


Proceeds from exercise
  of stock options              4       -       27          -          -       -         27


Interest enhancement
  on 8% Convertible
  Subordinated Notes,
  Series B                      71      1      764          -          -       -        765


Net income                       -      -        -      1,641          -       -      1,641


Balance at
  December 31, 1996          3,595     36   11,661     (4,102)         -       -      7,595


Proceeds from exercise
  of stock options               4      -       28          -          -       -         28


Proceeds from exercise
  of warrants                   17      -        -          -          -       -          -


Repurchase of treasury
  shares                         -      -        -          -         (5)    (47)       (47)


Net income                       -      -        -      2,426          -       -      2,426


Balance at
  December 31, 1997          3,616     36   11,689     (1,676)        (5)    (47)    10,002


Proceeds from exercise
  of stock options               1      -        7          -          -       -          7


Net income                       -      -        -      1,596          -       -      1,596


Balance at
 December 31, 1998           3,617$    36  $11,696    $   (80)        (5)  $  (47) $ 11,605


         See notes to consolidated financial statements.
                                37
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                 Year Ended December 31,
                                          1998           1997           1996

Operating activities
Net income                              $ 1,596        $ 2,426        $ 1,641
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization         2,071          1,880          1,735
    Minority interests in earnings
      of subsidiary limited
      partnerships                        1,863          1,578          1,007
    Provision for bad debts               1,143          1,050            929
    Deferred income taxes                   320           (833)             -
    Loss on sale of fixed assets              -             28              2
    Loss on disposal of certain assets
            in closure of facility          144              -              -
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                         (1,941)        (2,398)        (1,415)
    Decrease (increase) in accounts
      receivable-other                        4            (60)           (19)
    Decrease (increase) in other assets     (84)           (34)            43
    Increase in accounts payable and
      accrued expenses                       64            337            234
    Increase (decrease) in estimated
      third-party payor (Medicare)
      settlements                          (151)          (182)           562
Net cash provided by operating
  activities                              5,029          3,792          4,719










        See notes to consolidated financial statements.
                               38
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)


                                             Year Ended December 31,
                                          1998          1997          1996

Investing activities
Purchase of fixed assets                 (2,357)      (1,844)       (1,677)
Purchase of intangibles                    (192)        (276)         (301)
Proceeds on sale of fixed assets             26           67            11
Net cash used in investing
  activities                             (2,523)      (2,053)       (1,967)

Financing activities
Proceeds from notes payable                   -           40           215
Payment of notes payable                    (55)         (73)          (61)
Acquisition of treasury stock                 -          (47)            -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                6            1            11
Proceeds from exercise of stock options       7           28            27
Distributions to minority investors
  in subsidiary limited partnerships     (1,692)      (1,044)         (666)
Net cash used in financing
  activities                             (1,734)      (1,095)         (474)
Net increase in cash
  and cash equivalents                      772          644         2,278
Cash and cash equivalents -
  beginning of year                       5,556        4,912         2,634
Cash and cash equivalents -
  end of year                            $6,328       $5,556        $4,912

Supplemental disclosures of cash
flow information

Cash paid during the year for:
  Income taxes                           $  816       $  735        $  137
  Interest                               $  657       $  667        $  667





        See notes to consolidated financial statements.
                               39
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998

1.  Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") is engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. As of December 31, 1998, the Company was operating 99 clinics in 28 states. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interest
ranging from 59% to 99% in the clinics it operates.   For the
majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships is presented separately in the consolidated financial statements.

2.  Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper, Eurodollar deposits and short-term treasury and United States government agency securities. Included in cash and cash equivalents at December 31, 1998 is $4,700,000 of short-term

                               40
U.S. government agency securities and $415,000 in a money market fund invested in short-term debt securities issued by U.S.
government agencies.

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

In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

Net Patient Revenues

Net patient revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retrospective adjustments under Medicare. Retrospective adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates.

Medicare reimbursement for outpatient physical therapy or occupational therapy services furnished by clinics or rehabilitation agencies is based on a cost reimbursement methodology. The Company is initially reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. The majority of the Company's Medicare cost reports have been audited by the Medicare fiscal intermediary through December 31, 1997. Revenues from the Medicare program accounted for approximately 12% and 13% of the Company's net

                                41
patient revenues for the years ended December 31, 1998 and 1997, respectively. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. The Company has also entered into payment agreements with certain commercial insurance carriers and health maintenance organizations. The basis for payment to the Company under these agreements is primarily based on discounts from established rates.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Values

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The fair values of the majority of long-term borrowings are not readily determinable due to the features of the borrowings which are described fully in
Note 4.

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.



                               42
Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying financial statements for 1997 have been reclassified to conform with the presentation used for 1998. This reclassification had no effect on net income.

3.  Non-Cash Transaction

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B ("the Series B Notes"). The Series B Notes contained a Contingent Interest Enhancement provision which allowed the Series B Note holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. In 1996, a total of 70,965 shares of the Company's common stock were issued in connection with the Contingent Interest Enhancement provision. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 70,965 shares. As of December 31, 1998, 1997 and 1996, interest expense included $351,000, $276,000 and $200,000, respectively, of amortization relating to the deferred financing costs.

4.  Notes Payable

On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of the Company's 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which are subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran, who purchased $2,000,000 of the Notes. The Notes bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price is $10.00 per share (subject to adjustment as provided in the Notes). The Company can

                               43
require the Note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $20.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. As of December 31, 1998, none of the Notes had been converted into common stock of the Company.

On May 5, 1994, the Company completed the issuance and sale of $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 (the "Series B Notes"). The Series B Notes were issued at par in a private placement. The Series B Notes are convertible at the option of the holder, into the number of whole shares of the Company's common stock, determined by dividing the principal amount so converted by $12.00 (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The Company may require conversion, in whole or in part, at any time at the Conversion Price then in effect if, during the preceding 90-day period, the average market price of the Company's common stock equals or exceeds $20.00 per share. The Series B Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 70,965 shares of its common stock in connection with the interest enhancement provision.

The Company also completed on May 5, 1994, the issuance and sale of $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Notes were issued at par in a private placement to a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran. The Series C Notes are convertible, at the option of the holder, into the number of whole shares of common stock, determined by dividing the principal amount so converted by $10.00, subject to adjustment upon the occurrence of certain events. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly.

Both Series B Notes and Series C Notes are unsecured subordinated obligations of the Company and rank pari passu with the Company's
8% Convertible Subordinated Notes due June 30, 2003.  Each of the
Notes are subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.


                               44
Holders of the Notes have piggy-back registration rights as set forth in the Registration Agreement relating to the Notes. Holders of the Series B Notes and Series C Notes each have demand and piggy-back registration rights as set forth in the Registration Agreements relating to the Notes.

Notes payable as of December 31, 1998 and 1997 consist of the following:
                                                          December 31,
                                                       1998         1997

Promissory note at a floating interest rate
of 1% above prime, payable in semi-annual
installments beginning January 31, 1993
until the earlier of payment of the entire
principal and accrued interest due or 30
days from the sixth anniversary of the date
of this note.  Each installment of principal
is equal to the greater of $9,375 or 4.5%
of the net patient revenues of one of the
Company's clinics for the six months of the
calendar year immediately preceding each
installment date.  This note is secured by
certain furniture and equipment with a net
book value of approximately -0-.                     $      -  $   51,000

Promissory note at a floating interest
rate of 1% above prime, payable in monthly
installments through November 1, 2001.
This note is secured by the facility,
with a net book value of approximately
$74,000, of one of the Company's clinics.              25,000      32,000

Promissory note with an 8% interest rate
payable in equal monthly installments
through March 19, 2007.  This note is
secured by the facility, with a net book
value of approximately $49,000, of one of
the Company's clinics.                                 35,000      38,000

Unsecured promissory notes with a 7%
interest rate payable in equal monthly
installments through December 31, 2000.                48,000     140,000




                               45
                                                            December 31,
                                                       1998         1997

8% Convertible Subordinated Notes due
June 30, 2003 with interest payable
quarterly.                                          3,050,000   3,050,000

8% Convertible Subordinated Notes,
Series B, due June 30, 2004, with
interest payable quarterly.                         2,000,000   2,000,000

8% Convertible Subordinated Notes,
Series C, due June 30, 2004, with
interest payable quarterly.                         3,000,000   3,000,000

                                                    8,158,000   8,311,000

Less current portion                                  (32,000)    (72,000)

                                                   $8,126,000  $8,239,000

Scheduled maturities for the next five years and thereafter as of December 31, 1998 are as follows:

         1999                                  $   32,000
         2000                                      39,000
         2001                                      12,000
         2002                                       4,000
         2003                                   3,054,000
         Thereafter                             5,017,000
                                               $8,158,000

5.  Related Party Transactions

During 1998, 1997 and 1996, the Company recognized interest expense of $414,000 per year relating to Convertible Subordinated Notes held by directors of the Company.

See Note 4 for additional related party transactions.








                               46
6.  Income Taxes

Significant components of the Company's deferred tax assets at December 31 were as follows:
                                           1998         1997
Deferred tax assets:
  Accrued liabilities                  $  157,000   $  130,000
  Allowance for bad debt                  375,000      353,000
  Minimum tax credit carryforward               -      297,000
  Other                                     7,000      100,000
  Total                                   539,000      880,000
Deferred tax liabilities:
  Depreciation                            (26,000)     (47,000)
Net deferred tax assets                $  513,000   $  833,000

The differences between the federal tax rate and the Company's effective tax rate, at December 31 were as follows:

                                 1998                  1997                1996
U.S. tax at
    statutory rate       $  919,000  34.00%    $  844,000  34.00%    $574,000  35.00%
Reduction in valuation
    allowance                     -      -     (1,087,000)(43.80)    (557,000)(33.95)
State income taxes          156,000   5.77        170,000   6.87       43,000   2.62
Nondeductible
    expenses                 32,000   1.18         16,000   0.63       29,000   1.76
Other - net                   1,000   0.03        112,000   4.52       28,000   1.70
                         $1,108,000  40.98%    $   55,000   2.22%    $117,000   7.13%

Significant components of the provision/(benefit) for income taxes, for the years ended December 31, were as follows:

                                      1998         1997        1996
Current:
  Federal                        $  552,000    $ 630,000    $  74,000
  State                             236,000      258,000       43,000
  Total current                     788,000      888,000      117,000
Deferred:
  Federal                           320,000     (833,000)           -
  State                                   -            -            -
  Total deferred                    320,000     (833,000)           -

Total income tax provision       $1,108,000    $  55,000    $ 117,000

Income taxes paid during 1998, 1997 and 1996 were approximately
$816,000, $735,000 and $137,000, respectively.

                               47
7.  Stock Option Plans

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

During 1998, the Option Plan was amended to (i) increase by 350,000 (from 645,000 to 995,000) the number of shares of common stock reserved for issuance upon exercise of options granted under the Option Plan and (ii) increase the number of stock options that may be granted to any one eligible individual in any one calendar year from 50,000 to 100,000 (in each case, subject to adjustments for stock dividends, stock splits and the like as provided in the Option Plan).

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the Option Plan are granted at an exercise price of not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of non-incentive options granted under the Option Plan are determined by the committee which administers the Option Plan upon each grant. The period within which each option will be exercisable is determined by the committee which administers the Option Plan (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 1998, 1997 and 1996, 78,750, 78,750 and 78,750
incentive stock options and 776,175, 520,375 and 416,000 non-incentive stock options have been granted. Incentive stock options of 3,750, 3,750 and 3,750 and non-incentive stock options of 13,000, 12,125 and 8,000 have been exercised as of December 31, 1998, 1997 and 1996, respectively.

                               48
Outstanding incentive stock options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant. Of the 763,175 non-incentive stock options granted, but not yet exercised as of December 31, 1998, 263,000 options vest 100% on the date of grant, and 500,175 options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

The following weighted-average assumptions for 1998, 1997 and 1996 were used in estimating the fair value of the options granted under the Option Plan: risk-free interest rates ranging from 4.65% to 6.36%; dividend yield rate of 0%; volatility factors of the expected market price of the Company's common stock ranging from
 .245 to .251; and a weighted-average expected life of the option of eight years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and weighted-average expected lives of five to eight years for the remaining options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             1998       1997          1996
Pro forma net income                        $1,347     $2,249        $1,426

Pro forma earnings per share                $ 0.37     $ 0.62        $ 0.40




                               49
A summary of the Company's Option Plan activity and related information for the years ended December 31 follows:

                        1998                 1997                 1996
                           Weighted-            Weighted-            Weighted-
                            Average              Average              Average
                           Exercise             Exercise             Exercise
                  Options    Price     Options    Price     Options    Price
Outstanding-
 beginning
 of year          583,250    $8.92     483,000    $8.68     381,500    $8.41

Granted           262,800    10.60     111,250     9.89     105,750     9.59
Exercised            (875)    8.89      (4,125)    7.19      (4,000)    6.75
Forfeited          (7,000)    9.77      (6,875)    8.78        (250)    8.63
Outstanding-
 end of year      838,175    $9.44     583,250    $8.92     483,000    $8.68

Exercisable
 at end
 of year          427,281    $8.89     329,063    $8.89     241,625    $8.66

Weighted-
 average
 fair value
 of options
 granted
 during the
 year             $  4.41                       $  3.99              $  4.12

Exercise prices for options outstanding as of December 31, 1998 ranged from $6.25 to $12.19. The weighted-average remaining contractual life of those options is 7.46 years.

Executive Option Plan

The Executive Option Plan (the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 200,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No further grants of options will be made under the Executive Plan as a result of the amendment to the 1992 Stock Option Plan (see Note 7, 1992 Stock Option Plan, as Amended). The exercise prices of the options

                               50
granted under the Executive Plan are determined by the committee which administers the Executive Plan upon each grant, and in the case of incentive and non-incentive options, may not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the committee which administers the Executive Plan (in no event may the exercise period extend beyond 10 years from the date of grant). The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Executive Plan activity and related information for the years ended December 31 follows:

                        1998                1997               1996
                            Weighted-            Weighted-           Weighted-
                             Average              Average             Average
                            Exercise             Exercise            Exercise
                  Options    Price     Options    Price    Options    Price
Outstanding-
 beginning
 of year          105,000     $13.31   105,000     $13.31  105,000     $13.31

Granted                 -          -         -          -        -          -
Exercised               -          -         -          -        -          -
Forfeited               -          -         -          -        -          -
Outstanding-
 end of year      105,000     $13.31   105,000     $13.31  105,000     $13.31

Exercisable
 at end
 of year           95,000     $13.15    60,000     $13.05   25,000     $12.69

Exercise prices for options outstanding as of December 31, 1998 ranged from $12.69 to $14.88. The weighted-average remaining contractual life of those options is 4.71 years.

In total, the Company has 1,854,917 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option
Plan, the 8% Convertible Subordinated Notes, the Series B Notes and the Series C Notes.





                               51
8. Warrants

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

9. Preferred Stock

The Board of Directors of the Company is empowered, without approval of the stockholders, to cause shares of Preferred Stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences and limitations of each series. There are no provisions in the Company's Articles of Incorporation specifying the vote required by the holders of Preferred Stock to take action.

All such provisions would be set out in the designation of any series of Preferred Stock established by the Board of Directors. The bylaws of the Company specify that, when a quorum is present at any meeting, the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law or the Company's Articles of Incorporation. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of Preferred Stock, preferences, powers, and rights, voting or otherwise, senior to the right of holders of common stock. The issuance of the Preferred Stock could have the effect of delaying or preventing a change in control of the Company. The Board of Directors has no present plans to issue any of the Preferred Stock.






                               52
10.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized $-0- in contribution expense for the years ended
December 31, 1998, 1997 and 1996, respectively.

11.  Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $3,125,000, $2,831,000 and $2,415,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The leases also provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for the next five years and in the aggregate are as follows:

       1999                            $3,105,000
       2000                             2,378,000
       2001                             2,023,000
       2002                             1,430,000
       2003                               704,000
       Thereafter                         101,000
                                       $9,741,000


Employment Agreements

At December 31, 1998, the Company had an outstanding employment agreement with one of its executive officers for $180,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2002.

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which


                               53
obligate subsidiaries of the Company to pay compensation of $7,126,000 in 1999 and $12,559,000 in the aggregate through 2003.
In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapist partners of $7,044,000, $5,810,000 and $4,852,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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









                               54
12.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
                                          1998        1997        1996
Numerator:
  Net income                           $1,596,000  $2,426,000  $1,641,000
  Numerator for basic
   earnings per share
   and diluted earnings
   per share                           $1,596,000  $2,426,000  $1,641,000
Denominator:
  Denominator for basic
   earnings per share--
   weighted-average shares              3,611,039   3,603,159   3,557,113
  Effect of dilutive
   securities:
    Stock options                         132,490      94,346      92,463
    Warrants                                    -      10,803      30,010
  Dilutive potential
   common shares                          132,490     105,149     122,473
  Denominator for diluted
   earnings per share--
   adjusted weighted-
   average shares and
   assumed conversions                  3,743,529   3,708,308   3,679,586

Basic earnings per share               $     0.44  $     0.67  $     0.46

Diluted earnings per share             $     0.43  $     0.65  $     0.45

For additional disclosures regarding the stock options and warrants, see Notes 7 and 8, respectively.

The Notes, the Series B Notes and the Series C Notes were all outstanding during 1996, 1997 and 1998, but were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

         Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None




                               55
                             PART III

         Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
         Act.

The information required by Items 401 and 405 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Items is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by Item 402 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

The information required by Item 403 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.











                               56
                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

 (a)(1)  The following consolidated financial statements of U.S.
         Physical Therapy, Inc. and subsidiaries are included in
         Item 8:

         Consolidated balance sheets - December 31, 1998 and 1997

         Consolidated statements of operations - Years ended
         December 31, 1998, 1997 and 1996

         Consolidated statements of shareholders' equity - Years ended December 31, 1998, 1997 and 1996

         Consolidated statements of cash flows - Years ended
         December 31, 1998, 1997 and 1996

         Notes to consolidated financial statements - December 31,
         1998

    (2) The following consolidated financial statement schedule of U.S. Physical Therapy, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3)  List of Exhibits

     3.1 Articles of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form
         S-1 (33-47019) and incorporated herein by reference).

     3.2 Bylaws of the Company, as amended (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference).




                               57
    10.1 Convertible Subordinated Note Purchase Agreement dated
         June 2, 1993 (filed as an exhibit to the Company's Form
         8-K dated June 10, 1993 and incorporated herein by reference).

    10.2 Form of U.S. Physical Therapy, Inc. 8% Convertible
         Subordinated Notes (filed as an exhibit to the Company's
         Form 8-K dated June 2, 1993 and incorporated herein by reference).

    10.3 Amendment to Convertible Subordinated Note Purchase
         Agreement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).

    10.4 Form of 8% Convertible Subordinated Notes, Series C
         (filed as an exhibit to the Company's Form 8-K dated May
         5, 1995 and incorporated herein by reference).

    10.5 Registration Agreement for Series B Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

    10.6 Form of 8% Convertible Subordinated Notes, Series C
         (filed as an exhibit to the Company's Form 8-K dated May
         5, 1995 and incorporated herein by reference).

    10.7 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

    10.8 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159) and incorporated herein by reference).

    10.9 Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).

   10.10 Amended and Restated Employment Agreement between the
         Company and Roy W. Spradlin (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31,
         1997 and incorporated herein by reference).

   21    Subsidiaries of the Company.


                               58
   23 Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).

   27    Financial Data Schedule.

(b)      Reports on Form 8-K

         No Form 8-K was filed for the quarter ended December 31, 1998.






































                               59
Item 14. (d)SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

  COL. A                          COL. B                COL. C           COL. D     COL. E
                                                      Additions
                                  Balance                    Charged to
                                  at             Charged to  Other                    Balance
                                  Beginning      Costs and   Accounts-   Deductions-  at End
Description                       of Period      Expenses    Describe    Describe     of Period

YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
from asset accounts:
  Allowance for uncollectible
  accounts                        $1,595,000     $1,143,000              $1,046,000(1) $1,692,000

YEAR ENDED DECEMBER 31, 1997:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
  accounts                        $1,159,000     $1,050,000               $  614,000(1) $1,595,000

YEAR ENDED DECEMBER 31, 1996:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
  accounts                        $  727,000     $  929,000               $  497,000(1) $1,159,000

<F1>
(1)Uncollectible accounts written off, net of recoveries.

                                                60
                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 U.S. PHYSICAL THERAPY, INC.             By:  /s/ J. Michael Mullin
        (Registrant)                     J. Michael Mullin,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                                         Date:   March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


By:/s/ J. Livingston Kosberg           By: /s/ Marlin W. Johnston
   J. Livingston Kosberg,                  Marlin W. Johnston,
   Chairman of the Board                   Director

By: /s/ Mark J. Brookner               By: /s/ James B. Hoover
    Mark J. Brookner,                      James B. Hoover,
    Vice Chairman of the Board             Director

By: /s/ Roy W. Spradlin                By: /s/ Richard C.W. Mauran
   Roy W. Spradlin, President,             Richard C.W. Mauran,
   Chief Executive Officer and             Director
   Director
   (principal executive officer)

By: /s/ Daniel C. Arnold               By:
    Daniel C. Arnold,                      Albert L. Rosen,
    Director                               Director











                               61
                        INDEX OF EXHIBITS

 EXHIBIT NO.           IDENTITY OF EXHIBIT                       PAGE NO.

    3.1                Articles of Incorporation of the
                       Company (filed as an exhibit to
                       the Company's Registration State-
                       ment on Form S-1 (33-47019) and
                       incorporated herein by reference).           --

    3.2                Bylaws of the Company, as amended
                       (filed as an exhibit to the Company's
                       Form 10-KSB for the year ended
                       December 31, 1993 and incorporated
                       herein by reference).                        --

   10.1                Convertible Subordinated Note Purchase
                       Agreement dated June 2, 1993 (filed as
                       an exhibit to the Company's Form 8-K
                       dated June 10, 1993 and incorporated
                       herein by reference).                        --

   10.2                Form of U.S. Physical Therapy, Inc. 8%
                       Convertible Subordinated Notes (filed as
                       an exhibit to the Company's Form 8-K
                       dated June 2, 1993 and incorporated
                       herein by reference).                         --

   10.3                Amendment to Convertible Subordinated
                       Note Purchase Agreement dated
                       March 10, 1994 (filed as an exhibit
                       to the Company's Form 8-K dated
                       March 25, 1994 and incorporated
                       herein by reference).                         --

   10.4                Form of 8% Convertible Subordinated
                       Notes, Series C (filed as an exhibit
                       to the Company's Form 8-K dated
                       May 5, 1995 and incorporated herein
                       by reference).                                --

   10.5                Registration Agreement for Series B
                       Notes (filed as an exhibit to the
                       Company's Form 8-K dated May 5, 1995
                       and incorporated herein by reference).         --


                                62
                        INDEX OF EXHIBITS

 EXHIBIT NO.           IDENTITY OF EXHIBIT                         PAGE NO.

   10.6                Form of 8% Convertible Subordinated
                       Notes, Series C (filed as an exhibit to
                       the Company's Form 8-K dated May 5, 1995
                       and incorporated herein by reference).         --

   10.7                Registration Agreement for Series C
                       Notes (filed as an exhibit to the
                       Company's Form 8-K dated May 5, 1995
                       and incorporated herein by reference).         --

   10.8                1992 Stock Option Plan, as amended
                       (filed as an exhibit to the Company's
                       Registration Statement on Form S-8
                       (333-64159) and incorporated herein
                       by reference).                                 --

   10.9                Executive Option Plan (filed as an
                       exhibit to the Company's Registration
                       Statement on Form S-8 (33-63444) and
                       incorporated herein by reference).             --

   10.10               Amended and Restated Employment
                       Agreement between the Company and
                       Roy W. Spradlin (filed as an exhibit to
                       the Company's Form 10-KSB for the year
                       ended December 31, 1997 and incorporated
                       herein by reference).                          --

   21                  Subsidiaries of the Company.                   64

   23                  Consent of Ernst & Young LLP (Registra-
                       tion Nos. 33-63446, 33-63444, 33-91004,
                       33-93040, 333-30071 and 333-64159).            70

   27                  Financial Data Schedule.                       71








                                63
                                                         Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

U.S. PT - Delaware, Inc.           Corporation           Delaware
U.S. Therapy, Inc.                 Corporation           Texas
National Rehab GP, Inc.            Corporation           Texas
National Rehab Delaware, Inc.      Corporation           Delaware
U.S. PT - Michigan, Inc.           Corporation           Delaware
HH Rehab Associates, Inc.
  dba Genesee Valley
  Physical Therapy                 Corporation           Michigan
Professional Rehab Services,
  Inc.
  dba Northwoods Physical Therapy
  dba Thibodeau Physical Therapy   Corporation           Michigan
U.S. Physical Therapy, Ltd.        Limited Partnership   Texas
U.S. PT Management, Ltd.           Limited Partnership   Texas
National Rehab Management
  GP, Inc.                         Corporation           Texas
Rehab Partners #1, Inc.            Corporation           Texas
Rehab Partners #2, Inc.            Corporation           Texas
Rehab Partners #3, Inc.            Corporation           Texas
Rehab Partners #4, Inc.            Corporation           Texas
Rehab Partners #5, Inc.            Corporation           Texas
Rehab Partners #6, Inc.            Corporation           Texas
Rehab Partners #7, Inc.            Corporation           Texas
Rehab Partners Acquisition
  #1, Inc.                         Corporation           Texas
Southeastern Hand Rehabilitation,
  Inc. dba Reist Hand Therapy      Corporation           Florida
The Browning Realty Group, Inc.    Corporation           Texas
Action Physical Therapy
  Clinic, Ltd.                     Limited Partnership   Texas
Cypresswood Physical
  Therapy Centre, Ltd.             Limited Partnership   Texas
Progressive Physical
  Therapy Clinic, Ltd.             Limited Partnership   Texas
Virginia Parc Physical
  Therapy, Ltd. dba
  McKinney Physical Therapy
  Associates, Limited
  Partnership                      Limited Partnership   Texas


                               64
                                                         Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

Dearborn Physical Therapy,
  Ltd. dba Advanced
  Physical Therapy                 Limited Partnership   Texas
Saline Physical Therapy
  of Michigan, Ltd.                Limited Partnership   Texas
R. Clair Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Roepke Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Merrill Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Genesee Valley Physical
  Therapy, Limited Partnership
  (canceled effective 5/13/98)     Limited Partnership   Texas
Joan Ostermeier Physical
  Therapy, Limited
  Partnership dba Sport &
  Spine Clinic of Wittenberg       Limited Partnership   Texas
Crossroads Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Kelly Lynch Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
U.S. PT Michigan #1, Limited
  Partnership                      Limited Partnership   Texas
Spracklen Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Bosque River Physical Therapy
  and Rehabilitation, Limited
  Partnership                      Limited Partnership   Texas
Kingwood Physical Therapy, Ltd.    Limited Partnership   Texas
Enid Therapy Center,
  Limited Partnership              Limited Partnership   Texas
Dynamic Physical Therapy
  of Round Rock, Ltd.              Limited Partnership   Texas
Active Physical Therapy,
  Limited Partnership              Limited Partnership   Texas
Southwind Physical Therapy,
  Limited Partnership              Limited Partnership   Texas


                               65
                                                         Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

Genesis Rehabilitation and
  Sports Center - Jackson,
  Limited Partnership              Limited Partnership    Texas
Cleveland Physical Therapy, Ltd. Limited Partnership Texas Aquatic and Orthopedic Rehab
  Specialists, Limited
  Partnership                      Limited Partnership    Texas
Vileno Therapy of Treasure
  Coast, Limited Partnership       Limited Partnership    Texas
Trussell Physical Therapy,
  Limited Partnership dba
  GenTech Industrial Physical
  Therapy Services (dissolved
  effective 3/31/98)               Limited Partnership    Texas
Comprehensive Hand & Physical
  Therapy, Limited Partnership Limited Partnership Texas Tom Melko Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Debra Dent Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Hands Plus Therapy Center,
  Limited Partnership              Limited Partnership    Texas
South Tulsa Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Hands On Therapy, Limited
  Partnership                      Limited Partnership    Texas
U.S. PT Michigan #2, Limited
  Partnership                      Limited Partnership    Texas
Maine Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Brentwood Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Saginaw Valley Sport and Spine,
  Limited Partnership dba Saginaw
  Valley Sport & Spine, Bay City
  Sport & Spine and Midland Sport
  & Spine                          Limited Partnership    Texas
Brazos Valley Physical Therapy,
  Limited Partnership              Limited Partnership    Texas

                               66
                                                     Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

Plymouth Physical Therapy
  Specialists, Limited             Limited Partnership    Texas
  Partnership
Brick Hand & Rehabilitative
  Services, Limited Partnership    Limited Partnership    Texas
Heartland Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Bay View Physical Therapy, Ltd.    Limited Partnership    Texas
Rio Grande Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Thomas Hand and Rehabilitation
  Specialists, Limited
  Partnership                      Limited Partnership    Texas
Excel Occupational and Physical
  Therapy, Limited Partnership     Limited Partnership    Texas
Hand Health and Rehabilitation,
  Limited Partnership              Limited Partnership    Texas
Flannery Physical Therapy,
  Limited Partnership dba
  Physical Therapy Plus            Limited Partnership    Texas
Port City Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Brownwood Physical Therapy,
  Limited Partnership dba
  Pecan Valley Physical Therapy    Limited Partnership    Texas
Quantum Physical Therapy, Limited
  Partnership (formerly Abbott &
  Baird Physical Therapy Associates,
  Limited Partnership)             Limited Partnership    Texas
Spine & Sport Physical Therapy,
  Limited Partnership (formerly
  Southern Orthopaedic & Sports
  Physical Therapy, Limited
  Partnership)                     Limited Partnership    Texas
Norman Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Rice Rehabilitation Associates,
  Limited Partnership              Limited Partnership    Texas


                               67
                                                     Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

Physical Therapy and Spine
  Institute, Limited Partnership Limited Partnership Texas Forest City Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Leader Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Functions by Fletchall,
  Limited Partnership              Limited Partnership    Texas
C.A.R.E. Physical Therapy
  Center, Limited Partnership Limited Partnership Texas Ankeny Physical & Sports Therapy,
  Limited Partnership              Limited Partnership    Texas
Twin Cities Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Brem Physical Therapy Associates,
  Limited Partnership              Limited Partnership    Texas
Penn's Wood Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Regional Physical Therapy
  Center, Limited Partnership      Limited Partnership    Texas
Wyman Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Adams County Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Coppell Spine & Sports Rehab,
  Limited Partnership              Limited Partnership    Texas
Julie Emond Physical Therapy,
  Limited Partnership dba
  Maple Valley Physical Therapy Limited Partnership Texas City of Lakes Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Radtke Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Flint Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Pelican State Physical Therapy,
  Limited Partnership              Limited Partnership    Texas



                               68
                                                     Exhibit 21

                 SUBSIDIARIES OF THE REGISTRANT
                                                         STATE OF
NAME OF                            TYPE OF               INCORPORATION
SUBSIDIARY                         ENTITY                OR FORMATION

Airpark Physical Therapy,
  Limited Partnership (formerly
  Therapy Partners, Limited
  Partnership which was formerly
  North Hills Physical Therapy,
  Limited Partnership)             Limited Partnership    Texas
Capital Hand and Physical
  Therapy, Limited Partnership Limited Partnership Texas Maines & Dean Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Edge Physical Therapy, Limited
  Partnership dba River's Edge
  Physical Therapy                 Limited Partnership    Texas
Laurel Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Riverwest Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Scott Black Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Mountain View Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Intermountain Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Staunton Hand & Rehab Services,
  Limited Partnership              Limited Partnership    Texas
White Mountain Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Battle Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Covington Rehabilitation and
  Hand Therapy, Limited
  Partnership                      Limited Partnership    Texas
Crawford Physical Therapy,
  Limited Partnership              Limited Partnership    Texas
Sport & Spine Clinic, L.P.         Limited Partnership    Texas
Physical Therapy & Rehab
  Ctr., L.P. (dissolved
  effective 12/31/98)              Limited Partnership    Texas


                               69
                                                       Exhibit 23


                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-63446, 33-63444, 33-91004, 33-
93040, 333-30071, 333-64159) of our report dated March 16, 1999 with respect to the consolidated financial statements and schedule of U.S. Physical Therapy, Inc. and subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 1998.





Houston, Texas
March 30, 1999                                   ERNST & YOUNG LLP




























                                70