Form 10-Q
period 1999-03-31
U S PHYSICAL THERAPY INC /NV
filed 1999-05-17
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                            For the quarterly period ended March 31, 1999

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X         No


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date:       3,621,609 (as of April 30, 1999)

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of March 31, 1999
  and December 31, 1998                                                 3

Consolidated Statements of Operations for the
  three months ended March 31, 1999 and 1998                            5

Consolidated Statements of Cash Flows for the
  three months ended March 31, 1999 and 1998                            6

Notes to Consolidated Financial Statements                              8

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                            March 31,    December 31,
                                              1999          1998
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   6,276      $   6,328
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,722 and $1,692,
    respectively                               8,865          8,505
  Accounts receivable-other                      316            183
  Other current assets                           558            614
      Total current assets                    16,015         15,630

Fixed assets:
  Furniture and equipment                      9,604          9,523
  Leasehold improvements                       4,667          4,537
                                              14,271         14,060
  Less accumulated depreciation                7,988          7,636
                                               6,283          6,424
Noncompete agreements, net of
  amortization of $354 and $340,
  respectively                                    27             41
Goodwill, net of amortization of
  $184 and $169, respectively                    985          1,000
Other assets                                     989          1,005

                                           $  24,299      $  24,100
















        See notes to consolidated financial statements.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                            March 31,    December 31,
                                              1999          1998
                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                  $    243      $     553
  Accrued expenses                               887          1,094
  Estimated third-party payor
    (Medicare) settlements                       906            944
  Notes payable                                   33             32
      Total current liabilities                2,069          2,623

Notes payable - long-term portion                 68             76
Convertible subordinated notes
  payable                                      8,050          8,050
Minority interests in subsidiary
  limited partnerships                         1,979          1,746
Commitments                                        -              -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                             -              -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,626,509 and 3,616,509 shares
    issued at March 31, 1999 and
    December 31, 1998, respectively               36             36
  Additional paid-in capital                  11,763         11,696
  Accumulated earnings (deficit)                 381            (80)
  Treasury stock at cost, 4,900
    shares held at March 31, 1999
    and December 31, 1998,
    respectively                                 (47)           (47)
      Total shareholders' equity              12,133         11,605

                                           $  24,299      $  24,100






         See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                              Three Months Ended
                                                   March 31,
                                              1999          1998
                                                   (unaudited)

Net patient revenues                       $  11,338     $  10,360
Other revenues                                   186           182
Net revenues                                  11,524        10,542

Clinic operating costs:
  Salaries and related costs                   5,507         4,919
  Rent, clinic supplies and other              2,896         2,666
  Provision for doubtful accounts                244           273
                                               8,647         7,858
Corporate office costs:
  General and administrative                   1,107         1,010
  Recruitment and development                    292           288
                                               1,399         1,298

Operating income before non-
  operating expenses                           1,478         1,386

Interest expense                                 179           182

Minority interests in subsidiary
  limited partnerships                           530           430

Income before income taxes                       769           774

Provision for income taxes                       308           305

Net income                                 $     461     $     469

Basic earnings per common share            $     .13     $     .13

Earnings per common share-assuming
  dilution                                 $     .13     $     .13







        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                              Three Months Ended
                                                   March 31,
                                              1999          1998
                                                   (unaudited)
Operating activities
Net income                               $     461     $     469
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization              516           512
    Minority interests in earnings
      of subsidiary limited
      partnerships                             530           430
    Provision for bad debts                    244           273
    Loss on sale of fixed assets                 6             1
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                              (603)         (562)
    Increase in accounts receivable-
      other                                   (133)          (55)
    Decrease in other assets                    68            64
    Increase (decrease) in accounts
      payable and accrued expenses            (494)          177
    Increase (decrease) in estimated
      third-party payor (Medicare)
      settlements                              (38)          179
Net cash provided by operating
  activities                                   557         1,488















        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                              Three Months Ended
                                                   March 31,
                                              1999          1998
                                                   (unaudited)

Investing activities
Purchase of fixed assets                      (394)         (423)
Proceeds on sale of fixed assets                23             -
Net cash used in investing
  activities                                  (371)         (423)

Financing activities
Payment of notes payable                        (8)          (17)
Proceeds from (withdrawals of)
  investment of minority investors
  in subsidiary limited partnerships            (1)            1
Proceeds from exercise of stock options         67             -
Distributions to minority investors
  in subsidiary limited partnerships          (296)         (209)
Net cash used in financing
  activities                                  (238)         (225)
Net increase (decrease) in cash and
  cash equivalents                             (52)          840
Cash and cash equivalents -
  beginning of period                        6,328         5,556
Cash and cash equivalents -
  end of period                          $   6,276     $   6,396

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                           $     288     $      55
  Interest                               $     161     $     162









        See notes to consolidated financial statements.

           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1999

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest and limited partnership interests ranging from 59% to 99% in the clinics it operates (88% of the clinics were at 64% as of March 31, 1999).
For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interest in the clinic which ranges from 0% to 40%. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying financial statements for the three months ended March 31, 1998 have been reclassified to conform with the presentation used for the three months ended March 31, 1999. This reclassification had no effect on net income.

2.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                     March 31,

                                                 1999            1998
Numerator:
  Net income                               $   461,000     $   469,000
  Numerator for basic earnings
   per share and diluted earnings
   per share                               $   461,000     $   469,000

Denominator:
  Denominator for basic earnings
   per share--weighted-average shares        3,614,165       3,610,734
  Effect of dilutive securities:
   Stock options                                38,200         138,766
  Dilutive potential common shares              38,200         138,766
  Denominator for diluted earnings
   per share--adjusted weighted-
   average shares and assumed
   conversions                               3,652,365       3,749,500

Basic earnings per share                   $      0.13     $      0.13

Diluted earnings per share                 $      0.13     $      0.13


During the 1999 and 1998 First Quarters, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively "the Notes"). The Notes were not included in the computation of diluted earnings per share because the effect on the computation was anti-dilutive.

3.  Income Taxes

Significant components of the provision for income taxes, for the three months ended March 31, were as follows:

                                               1999           1998
Current:
  Federal                                $   246,000     $   250,000
  State                                       62,000          55,000
  Total current                              308,000         305,000
Deferred:
  Federal                                          -               -
  State                                            -               -
  Total deferred                                   -               -
Total income tax provision               $   308,000     $   305,000



4.  Subsequent Event

In April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 346,000 shares of its common stock at a price not greater than $10.00 nor less than $8.50 per share (the "Offer"). The Company conducted the Offer through a procedure commonly referred to as a "Dutch Auction." The Offer expired Friday, May 7, 1999, at 5:00 p.m., New York City time.

The Company has set the purchase price under the Offer at $9.75. The number of shares properly tendered and not withdrawn at or below the purchase price was 579,203. The Company will purchase 346,000 shares at $9.75 per share under the terms of this Offer. The proration fraction is 59.7%. The shares to be purchased pursuant to the Offer represent approximately 9.6% of the common stock outstanding as of May 12, 1999. The Company expects that the depository will begin issuing payment for the shares on May 17, 1999. Following the purchase of the shares through the Offer, the Company will have 3,275,609 shares of common stock outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 1999, the Company operated 101 outpatient physical and occupational therapy clinics in 28 states. The average age of the 101 clinics in operation at March 31, 1999 was
3.4 years old. Since inception of the Company, 103 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed three facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities.

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months
Ended March 31, 1998

Net Patient Revenues
Net patient revenues increased to $11,338,000 for the three months ended March 31, 1999 ("1999 First Quarter") from $10,360,000 for the three months ended March 31, 1998 ("1998 First Quarter"), an increase of $978,000, or nine percent. Net patient revenues from the 18 clinics developed since the 1998 First Quarter (the "New Clinics") accounted for 102% of the increase, or $1,002,000. This increase was offset, in part, by a decrease of $24,000 in net patient revenues from clinics open more than one year as of March 31, 1999 (the "Old Clinics"). The $24,000 decrease relating to the Old Clinics was due to a 0.8% decline in the average net revenue per visit, offset, in part, by a 0.6% increase in the number of patient visits. Excluding $105,000 of net patient revenues from a clinic closed in August 1998, net patient revenues for the Old Clinics would have increased by $81,000.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Prior to January 1, 1999, net patient revenues were reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1998, certain changes were imposed on the method in which the Company is reimbursed for its services by Medicare as defined in the Balanced Budget Act of 1997 ("BBA").
See "Balanced Budget Act of 1997."

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $4,000, or two percent, to $186,000 for the 1999 First Quarter from $182,000 for the 1998 First Quarter. This increase was due primarily to management fees earned in connection with several contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income as a result of both lower average amounts of cash available for investment during the 1999 First Quarter and lower interest rates earned on invested cash.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained unchanged at 76% for the 1999 and 1998 First Quarters.
Excluding $167,000 of clinic operating costs from a clinic closed in August 1998, clinic operating costs as a percent of net patient revenues for the 1998 First Quarter would have been 74%.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $5,507,000 for the 1999 First Quarter from $4,919,000 for the 1998 First Quarter, an increase of $588,000, or 12%. Approximately 101% of the increase, or $591,000, was due to the New Clinics. This increase was offset, in part, by a decrease of $3,000 for the Old Clinics. Salaries and related costs as a percent of net patient revenues increased to 49% for the 1999 First Quarter from 47% for the 1998 First Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $2,896,000 for the 1999 First Quarter from $2,666,000 for the 1998 First Quarter, an increase of $230,000, or nine percent. Approximately 162% of the increase, or $374,000, was due to the New Clinics. This increase was offset, in part, by a decrease of $144,000 for the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues remained unchanged at 26% for the 1999 and 1998 First Quarters.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts decreased to $244,000 for the 1999 First Quarter from $273,000 for the 1998 First Quarter, a decrease of 11%, or $29,000. Approximately 167% of the decrease, or $49,000, was due to the Old Clinics, which was offset, in part, by an increase of $20,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues declined to 2.2% for the 1999 First Quarter from 2.6% for the 1998 First Quarter.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,107,000 for the 1999 First Quarter from $1,010,000 for the 1998 First Quarter, an increase of $97,000, or 10%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially.
General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 1999 and 1998 First Quarters.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $4,000, or one percent, to $292,000 for the 1999 First Quarter from $288,000 for the 1998 First Quarter. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel added in 1998 to facilitate the acceleration of new clinic openings. This increase was offset, in part, by a decrease in recruiting, marketing and travel expenses as a result of two clinic openings in the 1999 First Quarter compared to four in the 1998 First Quarter. Recruitment and development costs as a percent of net patient revenues remained unchanged at three percent for the 1999 and 1998 First Quarters.

Interest Expense
Interest expense decreased slightly to $179,000 for the 1999 First Quarter from $182,000 for the 1998 First Quarter, primarily due to the reduction in notes payable of $143,000 to $8,151,000 at March
31, 1999 from $8,294,000 at March 31, 1998.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased
$100,000, or 23%, to $530,000 for the 1999 First Quarter from

$430,000 for the 1998 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes
The Company's income before income taxes of $769,000 for the 1999 First Quarter was slightly less than 1998's First Quarter income before income taxes of $774,000 principally due to the $789,000 increase in clinic operating costs, the $101,000 increase in corporate office costs, and the $100,000 increase in minority interests in subsidiary limited partnerships, offset, in part, by a $982,000 increase in net revenues.

Provision for Income Taxes
The provision for income taxes increased to $308,000 for the 1999 First Quarter from $305,000 for the 1998 First Quarter, an increase of $3,000, or one percent. During the 1999 and 1998 First Quarters, the Company accrued income taxes at a tax rate of 40% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources
At March 31, 1999, the Company had $6,276,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments and acquisitions and the Company's repurchase of shares of its common stock. Included in cash and cash equivalents at March 31, 1999 is $3,700,000 of short-term U.S. government agency securities and $1,216,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. The market value of the U.S. government agency securities and the money market fund approximated the carrying value as of March 31, 1999.

The decrease in cash of $52,000 from December 31, 1998 to March 31, 1999 is due to the Company's use of cash to fund capital expenditures, primarily for physical therapy equipment and leasehold improvements in the amount of $394,000, distributions to minority partners in subsidiary limited partnerships of $296,000 and payment on notes payable of $8,000, offset, in part, by cash provided by operating activities of $557,000, proceeds from the sale of fixed assets of $23,000, and proceeds of $67,000 from the exercise of stock options.

The Company's current ratio increased to 7.74 to 1.00 at March 31, 1999 from 5.96 to 1.00 at December 31, 1998. The increase in the current ratio is due primarily to an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable, coupled with a decrease in trade accounts payable and accrued expenses as the Company used cash reserves to reduce these amounts. Upon filing of cost reports for Medicare-certified clinics due June 30, the Company expects to owe the federal government approximately $906,000 as compared to $944,000 owed last year, relating to amounts paid exceeding allowable costs for services to Medicare patients. The Company will pay these amounts due related to Medicare cost report settlements from existing cash reserves.

At March 31, 1999, the Company had a debt-to-equity ratio of 0.67 to 1.00 compared to 0.70 to 1.00 at December 31, 1998. The improvement in the debt-to-equity ratio from December 31, 1998 to March 31, 1999 relates primarily to the increase in equity as a result of the net income of $461,000 and the proceeds from the exercise of stock options of $67,000 for the quarter ended March 31, 1999.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock in the open market. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. As of March 31, 1999, 4,900 shares have been repurchased at a cost of $47,000.

In addition, in April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 346,000 shares of its common stock at a price not greater than $10.00 nor less than $8.50 per share (the "Offer"). The Company conducted the Offer through a procedure commonly referred to as a "Dutch
Auction."  The Offer expired Friday, May 7, 1999.

Pursuant to the terms of the Offer, the Company will purchase 346,000 shares at $9.75 per share, aggregating $3,373,500. The shares to be purchased pursuant to the Offer will represent approximately 9.6% of the common stock outstanding as of May 12, 1999. Payment for the shares will be made using the Company's available cash and should begin on May 17, 1999. Following the purchase of the shares through the Offer, the Company will have 3,275,609 shares of common stock outstanding.

Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs and its development plans.

Recently Promulgated Accounting Standards
In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires public companies to use the "Management Approach" for disclosing segment information. This replaces the "Industry Approach" required by Statement No. 14. The new standard did not have a material impact on the Company because the Company's management approach is to view the Company as one reportable segment.

Factors Affecting Future Results

Clinic Development
As of March 31, 1999, the Company had 101 clinics in operation, two of which opened in the 1999 First Quarter. The Company expects to continue opening new clinics at the same pace it did in 1998, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the next three to five years. Based on historical performance of the Company's new clinics, the clinics opened since the 1998 First Quarter should favorably impact the Company's results of operations for 1999 and beyond.

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

The Balanced Budget Act of 1997
The BBA provides that beginning in 1999, outpatient rehabilitation services will be paid based on a fee schedule which has been published by the Department of Health and Human Services ("HHS"). The BBA also provides that beginning in 1999, the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient will be limited to $1,500, except for services provided in hospitals. Although these provisions of the BBA are to be effective January 1, 1999, many Medicare intermediaries do not yet have systems in place to begin paying on the HHS fee schedule. Accordingly, they are continuing to pay at the same rate as under the cost reimbursement methodology and then, once the systems are in place, will make a retroactive adjustment to January 1, 1999 for the difference in rates. This adjustment should not significantly impact the Company's cash flow or income.

The effect of the BBA may be to encourage patients with extensive rehabilitation needs to seek treatment in a hospital setting. The Company does not anticipate that the changes in Medicare reimbursement rates as outlined in the BBA will have a negative impact on revenues in 1999. Management believes that the average rate calculated under the cost reimbursement methodology will not be significantly different than the average rate on the fee schedule.

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

With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the assessment, remediation, testing and implementation of software, the Company, which uses only third-party software applications, has identified third-party software applications and has begun remediation for all these purchased software applications and is testing the software applications where remediation has been completed. The Company anticipates completing, in all material respects, remediation, testing and implementation for third-party software by July 1999. The Company's efforts are currently on schedule.

With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by July 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule.

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

With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company believes that it will not be affected significantly by the Year 2000 since most of the Company's physical and occupational equipment is manual in operation, rather than being computerized. The Company will contact vendors as needed to remediate, replace or otherwise address devices or equipment that pose a Year 2000 impact.

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

The Year 2000 project is currently estimated to have a minimum total cost of $114,000, of which the Company has incurred $48,000 through March 31, 1999. The Company recognizes that the total cost may increase as it continues its remediation and testing of IT systems. The majority of the costs related to the Year 2000 project relate to purchases of equipment and software which will be capitalized and expensed over a useful life of three years and funded through operating cash flows.

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

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipate,""believe,""estimate,""intend" and "expect" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the company's current views and assumptions and involve risks and uncertainties that include, among other things, general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms and use of capital, environmental issues, weather and Year 2000 readiness. Some or all of the factors are beyond the Company's control. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As of March 31, 1999, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, "the Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     U.S. PHYSICAL THERAPY, INC.




Date:  May 17, 1999                  By:  /s/ J. MICHAEL MULLIN
                                          J. Michael Mullin
                                          Chief Financial Officer
                                            (duly authorized officer
                                              and principal financial
                                              officer)