Form 10-Q
period 1999-06-30
U S PHYSICAL THERAPY INC /NV
filed 1999-08-16
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 1999

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


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date:      3,275,609 (as of August 14, 1999)


                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 1999
  and December 31, 1998                                                 3

Consolidated Statements of Operations for the three
  months and six months ended June 30, 1999 and 1998                    5

Consolidated Statements of Cash Flows for the
  six months ended June 30, 1999 and 1998                               7

Notes to Consolidated Financial Statements                              9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                            June 30,    December 31,
                                              1999          1998
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $   2,626     $   6,328
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,851 and $1,692,
    respectively                               9,179         8,505
  Accounts receivable-other                      916           270
  Other current assets                           499           614
      Total current assets                    13,220        15,717

Fixed assets:
  Furniture and equipment                     10,017         9,523
  Leasehold improvements                       4,793         4,537
                                              14,810        14,060
  Less accumulated depreciation                8,456         7,636
                                               6,354         6,424
Noncompete agreements, net of
  amortization of $367 and $340,
  respectively                                    14            41
Goodwill, net of amortization of
  $200 and $169, respectively                  1,085         1,000
Other assets                                   1,002         1,005

                                           $  21,675     $  24,187
















        See notes to consolidated financial statements.


                                3
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                            June 30,    December 31,
                                              1999          1998
                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                 $     259     $     553
  Accrued expenses                             1,602         1,181
  Estimated third-party payor
    (Medicare) settlements                       499           944
  Notes payable                                   33            32
      Total current liabilities                2,393         2,710

Notes payable - long-term portion                 60            76
Convertible subordinated notes
  payable                                      8,050         8,050
Minority interests in subsidiary
  limited partnerships                         1,834         1,746
Commitments                                        -             -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                             -             -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,626,509 and 3,616,509 shares
    issued at June 30, 1999 and
    December 31, 1998, respectively               36            36
  Additional paid-in capital                  11,763        11,696
  Accumulated earnings (deficit)               1,000           (80)
  Treasury stock at cost, 350,900
    and 4,900 shares held at
    June 30, 1999 and December 31,
    1998,respectively                         (3,461)          (47)
      Total shareholders' equity               9,338        11,605

                                           $  21,675     $  24,187






         See notes to consolidated financial statements.


                                4
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                              Three Months Ended
                                                    June 30,
                                              1999          1998
                                                   (unaudited)

Net patient revenues                       $  12,337      $  10,600
Other revenues                                   211            184
Net revenues                                  12,548         10,784

Clinic operating costs:
  Salaries and related costs                   5,642          4,950
  Rent, clinic supplies and other              3,164          2,685
  Provision for doubtful accounts                294            269
                                               9,100          7,904
Corporate office costs:
  General and administrative                   1,245          1,025
  Recruitment and development                    341            324
                                               1,586          1,349

Operating income before non-
  operating expenses                           1,862          1,531

Interest expense                                 182            183

Minority interests in subsidiary
  limited partnerships                           664            481

Income before income taxes                     1,016            867

Provision for income taxes                       397            345

Net income                                 $     619      $     522

Basic earnings per common share            $     .18      $     .14

Earnings per common share-assuming
  dilution                                 $     .17      $     .14







        See notes to consolidated financial statements.


                                5
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                Six Months Ended
                                                    June 30,
                                              1999          1998
                                                   (unaudited)

Net patient revenues                       $  23,675      $  20,960
Other revenues                                   397            366
Net revenues                                  24,072         21,326

Clinic operating costs:
  Salaries and related costs                  11,149          9,869
  Rent, clinic supplies and other              6,060          5,351
  Provision for doubtful accounts                538            542
                                              17,747         15,762
Corporate office costs:
  General and administrative                   2,352          2,035
  Recruitment and development                    633            612
                                               2,985          2,647

Operating income before non-
  operating expenses                           3,340          2,917

Interest expense                                 361            365

Minority interests in subsidiary
  limited partnerships                         1,194            911

Income before income taxes                     1,785          1,641

Provision for income taxes                       705            650

Net income                                 $   1,080      $     991

Basic earnings per common share            $     .31      $     .27

Earnings per common share-assuming
  dilution                                 $     .30      $     .26







        See notes to consolidated financial statements.


                                6
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                               Six Months Ended
                                                    June 30,
                                              1999          1998
                                                   (unaudited)
Operating activities
Net income                              $    1,080     $     991
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization            1,045         1,032
    Minority interests in earnings
      of subsidiary limited
      partnerships                           1,194           911
    Provision for bad debts                    538           542
    Loss on sale of fixed assets                 7             1
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                            (1,211)         (896)
    Increase in accounts receivable-
      other                                   (646)          (56)
    Decrease in other assets                   110            90
    Increase in accounts payable
      and accrued expenses                     150           100
    Decrease in estimated third-party
      payor (Medicare) settlements            (445)         (498)
Net cash provided by operating
  activities                                 1,822         2,217















        See notes to consolidated financial statements.


                                7
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                               Six Months Ended
                                                    June 30,
                                              1999          1998
                                                   (unaudited)

Investing activities
Purchase of fixed assets                      (963)         (882)
Purchase of intangibles                       (116)         (107)
Proceeds on sale of fixed assets                24             -
Net cash used in investing
  activities                                (1,055)         (989)

Financing activities
Payment of notes payable                       (16)          (26)
Acquisition of treasury stock               (3,414)            -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                   1             1
Proceeds from exercise of stock options         67             -
Distributions to minority investors
  in subsidiary limited partnerships        (1,107)         (800)
Net cash used in financing
  activities                                (4,469)         (825)
Net increase (decrease) in cash and
  cash equivalents                          (3,702)          403
Cash and cash equivalents -
  beginning of period                        6,328         5,556
Cash and cash equivalents -
  end of period                          $   2,626     $   5,959

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                           $     686     $     513
  Interest                               $     323     $     326







        See notes to consolidated financial statements.


                                8
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1999

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest, with the exception of one clinic in which the Company owns a 26% general partnership interest, and limited partnership interests ranging from 59% to 99% in the clinics it operates (89% of the clinics were at 64% as of June 30, 1999). For the majority of the clinics, the managing therapist of the clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three months and six months ended June
30, 1999 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                9
Reclassifications

Certain amounts presented in the accompanying financial statements for the three months and six months ended June 30, 1998 have been reclassified to conform with the presentation used for the three months and six months ended June 30, 1999. Such reclassifications had no effect on net income.

2.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended                  Six Months Ended
                                                   June 30,                          June 30,
                                           1999                1998          1999                1998
Numerator:
         Net income                    $ 619,000           $ 522,000     $1,080,000           $ 991,000
         Numerator for basic earnings
   per share and diluted
         earnings per share              619,000             522,000      1,080,000             991,000
  Effect of dilutive
         securities:
         Interest on convertible
         subordinated notes payable      119,000                  -              -                   -
  Numerator for diluted earnings
         per share - income available
         to common stockholders after
         assumed conversions           $ 738,000           $ 522,000     $1,080,000           $ 991,000

Denominator:
  Denominator for basic
         earnings per share--
         weighted-average shares       3,439,000           3,611,000      3,526,000           3,611,000
  Effect of dilutive securities:
         Stock options                    39,000             166,000         40,000             166,000
         Convertible subordinated
         notes payable                   772,000                  -              -                   -
  Dilutive potential common
         shares                          811,000             166,000         40,000             166,000
  Denominator for diluted
         earnings per share--adjusted
         weighted-average shares
         and assumed conversions       4,250,000           3,777,000      3,566,000           3,777,000

Basic earnings per share               $    0.18           $    0.14      $    0.31           $    0.27

Diluted earnings per share             $    0.17           $    0.14      $    0.30           $    0.26




                               10
During the three and six months ended June 30, 1999 and 1998, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003 - $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004 - $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004 - $3,000,000 (collectively "the Notes"). The Notes were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 and the six months ended June 30, 1999 and 1998 because the effect on the computation was anti-dilutive.


3.  Income Taxes

Significant components of the provision for income taxes were as follows:
                              Three Months Ended           Six Months Ended
                                   June 30,                     June 30,
                                 1999       1998           1999        1998
Current:
  Federal                     $ 325,000  $ 182,000     $ 570,000   $ 432,000
  State                          72,000     64,000       135,000     119,000
  Total current                 397,000    246,000       705,000     551,000
Deferred:
  Federal                             -     99,000            -       99,000
  State                               -          -            -           -
  Total deferred                      -     99,000            -       99,000
Total income tax
  provision                   $ 397,000  $ 345,000     $ 705,000   $ 650,000
























                               11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 1999, the Company operated 104 outpatient physical and occupational therapy clinics in 29 states. The average age of the 104 clinics in operation at June 30, 1999 was
3.5 years old. Since inception of the Company, 108 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed five facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities.

Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998

Net Patient Revenues
Net patient revenues increased to $12,337,000 for the three months ended June 30, 1999 ("1999 Second Quarter") from $10,600,000 for the three months ended June 30, 1998 ("1998 Second Quarter"), an increase of $1,737,000, or 16.4%. Net patient revenues from the 20 clinics opened after June 30, 1998 (the "New Clinics") accounted for 61% of the increase, or $1,062,000. The remaining increase of $675,000 in net patient revenues comes from those clinics open more than one year as of June 30, 1999 (the "Old Clinics"). Of the $675,000 increase in net patient revenues from these clinics, a 5% increase in the number of patient visits increased net patient revenues by $539,000, which was coupled with a slight increase in the average net revenue per visit of one percent.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Prior to January 1, 1999, net patient revenues were reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy



                               12
services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Company's reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). See "Balanced Budget Act of 1997."

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $27,000, or 15%, to $211,000 for the 1999 Second Quarter from $184,000 for the 1998 Second Quarter.
This increase was due primarily to management fees earned in connection with four contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income as a result of both lower average amounts of cash available for investment during the 1999 Second Quarter and lower interest rates earned on invested cash.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues decreased slightly to 74% for the 1999 Second Quarter from 75% for the 1998 Second Quarter.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $5,642,000 for the 1999 Second Quarter from $4,950,000 for the 1998 Second Quarter, an increase of $692,000, or 14%. Approximately 88% of the increase, or $607,000, was due to the New Clinics. This increase was coupled with an increase of $85,000 for the Old Clinics. Salaries and related costs as a percent of net patient revenues decreased slightly to 46% for the 1999 Second Quarter from 47% for the 1998 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $3,164,000 for the 1999 Second Quarter from $2,685,000 for the 1998 Second Quarter, an increase of $479,000, or 18%. Approximately 93% of the increase, or $445,000, was due to the New Clinics. This increase was coupled with an increase of $34,000 for the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues increased slightly to 26% for the 1999 Second Quarter from 25% for the 1998 second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts increased to $294,000 for the 1999 Second Quarter from $269,000 for the 1998 Second Quarter, an increase of 9%, or $25,000. Approximately 92% of the increase, or $23,000, was due to the New Clinics. The provision for doubtful


                               13
accounts as a percent of net patient revenues declined slightly to 2.4% for the 1999 Second Quarter from 2.5% for the 1998 Second
Quarter.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,245,000 for the 1999 Second Quarter from $1,025,000 for the 1998 Second Quarter, an increase of $220,000, or 21%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics and increased legal and professional fees relating to the additional clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 1999 and 1998 Second Quarters.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $17,000, or 5%, to $341,000 for the 1999 Second Quarter from $324,000 for the 1998 Second Quarter. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel and an increase in marketing expenses. Recruitment and development costs as a percent of net patient revenues remained unchanged at 3% for the 1999 and 1998 Second Quarters.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $183,000, or 38%, to $664,000 for the 1999 Second Quarter from $481,000 for the 1998 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes
The Company's income before income taxes rose $149,000 to $1,016,000 for the 1999 Second Quarter from $867,000 for the 1998
Second Quarter principally due to the $1,764,000 increase in net


                               14
revenues, offset, in part, by the increase of $1,196,000 in clinic operating costs, the $237,000 increase in corporate office costs, and the $183,000 increase in minority interests in subsidiary limited partnerships.

Provision for Income Taxes
The provision for income taxes increased to $397,000 for the 1999 Second Quarter from $345,000 for the 1998 Second Quarter, an increase of $52,000, or 15%. During the 1999 and 1998 Second Quarters, the Company accrued income taxes at an effective tax rate of 39% and 40%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Six Months Ended June 30, 1999 Compared to the Six Months Ended
June 30, 1998

Net Patient Revenues
Net patient revenues increased to $23,675,000 for the six months ended June 30, 1999 ("1999 Six Months") from $20,960,000 for the six months ended June 30, 1998 ("1998 Six Months"), an increase of $2,715,000, or 13%. Net patient revenues from the 20 clinics opened after June 30, 1998 (the "New Clinics") accounted for 66% of the increase, or $1,797,000. The remaining increase of $918,000 in net patient revenues comes from those 84 clinics opened more than one year as of June 30, 1999 (the "Old Clinics"). Of the $918,000 increase in net patient revenues from these clinics, a 4% increase in the number of patient visits increased net patient revenues by $878,000, which was coupled with a slight increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Prior to January 1, 1999, patient revenues were reported net of estimated retrospective adjustments under Medicare. Medicare reimbursement for outpatient physical or occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Company's reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the HHS. See "Balanced Budget Act of 1997".



                               15
Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $31,000, or 8%, to $397,000 for the 1999 Six Months from $366,000 for the 1998 Six Months. This increase was due primarily to management fees earned in connection with four contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income as a result of both lower average amounts of cash available for investment during the 1999 Six Months and lower interest rates earned on invested cash.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues remained unchanged at 75% for the 1999 and 1998 Six Months.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $11,149,000 for the 1999 Six Months from $9,869,000 for the 1998 Six Months, an increase of $1,280,000, or 13%. Approximately 84% of the increase, or $1,071,000, was due to the New Clinics. The remaining 16% increase, or $209,000, is due principally to increased staffing to meet the increase in patient visits for the Old Clinics, coupled with an increase in bonuses earned by the managing therapists at the Old Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues remained unchanged at 47% for the 1999 and 1998 Six Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $6,060,000 for the 1999 Six Months from $5,351,000 for the 1998 Six Months, an increase of $709,000, or 13%. Approximately 107% of the increase, or $758,000, was due to the New Clinics. This increase was offset, in part, by a decrease of $49,000 for the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues remained unchanged at 26% for the 1999 and 1998 Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts decreased to $538,000 for the 1999 Six Months from $542,000 for the 1998 Six Months, a decrease of 0.7%, or $4,000. This decrease was due to a $42,000 decrease in the Old Clinics, which was offset, in part, by an increase of $38,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues declined slightly to 2.3% for the 1999 Six Months compared to 2.6% for the 1998 Six Months.

Corporate Office Costs - General & Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs,

                                16
depreciation and amortization, travel and legal and professional fees, increased to $2,352,000 for the 1999 Six Months from $2,035,000 for the 1998 Six Months, an increase of $317,000, or 16%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics and increased legal and professional fees relating to the additional clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 1999 and 1998 Six Months.

Corporate Office Costs - Recruitment & Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Once a clinic has opened, these personnel are not involved with the clinic. Recruitment and development costs increased $21,000, or 3%, to $633,000 for the 1999 Six Months from $612,000 for the 1998 Six Months. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel. Recruitment and development costs as a percent of net patient revenues remained unchanged at 3% for the 1999 and 1998 Six Months.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $283,000, or 31%, to $1,194,000 for the 1999 Six Months from
$911,000 for the 1998 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes
The Company's income before income taxes rose $144,000, or 9%, to $1,785,000 for the 1999 Six Months from $1,641,000 for the 1998 Six Months principally due to the $2,746,000 increase in net revenues and the decrease in interest expense of $4,000, offset, in part, by the increase of $1,985,000 in clinic operating costs, the $338,000 increase in corporate office costs, and the $283,000 increase in minority interests in subsidiary limited partnerships.

Provision for Income Taxes
The provision for income taxes increased to $705,000 for the 1999
Six Months from $650,000 for the 1998 Six Months, an increase of $55,000, or 8%. During the 1999 and 1998 Six Months, the Company

                                17
accrued income taxes at an effective tax rate of 39% and 40%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources
At June 30, 1999, the Company had $2,626,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at June 30, 1999 is $1,627,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. The market value of the money market fund approximated the carrying value as of June 30, 1999.

The decrease in cash of $3,702,000 from December 31, 1998 to June 30, 1999 is due to the Company's use of cash to repurchase 346,000 shares of its common stock in May 1999 for $3,414,000, to fund capital expenditures, primarily for physical therapy equipment and leasehold improvements in the amount of $963,000, the purchase of intangibles in the amount of $116,000, distributions to minority investors in subsidiary limited partnerships of $1,107,000 and payment on notes payable of $16,000, offset, in part, by cash provided by operating activities of $1,822,000, proceeds from the sale of fixed assets of $24,000, and proceeds of $67,000 from the exercise of stock options.

The Company's current ratio decreased to 5.52 to 1.00 at June 30, 1999 from 5.80 to 1.00 at December 31, 1998. The decrease in the current ratio is due primarily to the decrease in cash and cash equivalents, a decrease in other current assets due to amortization of prepaid expenses and an increase in accrued expenses due to an increase in group health insurance. These factors were offset, in part, by an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable, a reduction in trade accounts payable and estimated third-party payor (Medicare) settlements, and an increase in other accounts receivable. The Company self insures its employees for health insurance. The increase in other accounts receivable relates primarily to the Company's recording an amount due from an insurance carrier relating to health claims paid in excess of the Company's primary liability.

At June 30, 1999, the Company had a debt-to-equity ratio of 0.87 to
1.00 compared to 0.70 to 1.00 at December 31, 1998. The increase in the debt-to-equity ratio from December 31, 1998 to June 30, 1999 relates primarily to the decrease in equity as a result of the common stock repurchase of $3,414,000 which was offset, in part, by net income of $1,080,000 and the proceeds from the exercise of stock options of $67,000 for the six months ended June 30, 1999.



                               18
The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series
B and the 8% Convertible Subordinated Notes, Series C is $61,000, $40,000 and $60,000, respectively, through June 30, 2003, June 30, 2004 and June 30, 2004, respectively.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock in the open market. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. To date, under this authorization, the Company has repurchased 4,900 shares at a cost of $47,000.

In addition, in April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 346,000 shares of its common stock at a price not greater than $10.00 nor less than $8.50 per share (the "Offer"). The Company conducted the Offer through a procedure commonly referred to as a "Dutch Auction." The Offer expired Friday, May 7, 1999. On May 14, 1999, the Company completed the repurchase of 346,000 shares (9.6% of the outstanding shares) pursuant to the terms of the Offer. The shares were repurchased at a price of $9.75 per share for a total aggregate cost of $3,414,000 (including expenses).

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

Factors Affecting Future Results

Clinic Development
As of June 30, 1999, the Company had 104 clinics in operation, five of which opened in the 1999 Second Quarter. The Company expects to continue opening new clinics at the same pace it did in 1998, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly


                                19
opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the next three to five years. Based on historical performance of the Company's new clinics, the clinics opened since the 1998 Second Quarter should favorably impact the Company's results of operations for 1999 and beyond.

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

Year 2000
The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and micro controllers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g. alarm systems

                               20
and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient treatment.

With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the assessment, remediation, testing and implementation of software, the Company, which uses only third-party software applications, has identified third-party software applications and has begun remediation for all these purchased software applications and is testing the software applications where remediation has been completed. The Company anticipates completing, in all material respects, remediation, testing and implementation for third-party software by October 1999. The Company's efforts are currently on schedule.

With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has undertaken a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware and telecommunication equipment). The Company has implemented a program to contact vendors, analyze information provided, and to remediate, replace or otherwise address IT products that pose a material Year 2000 impact. The Company anticipates completion, in all material respects, of the IT infrastructure portion of its program by October 1999. The IT infrastructure portion of the Company's Year 2000 project is currently on schedule.

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

The Company relies on third-party payors and intermediaries, including government payors and intermediaries, for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Failure of these third-party systems could have a material adverse affect on the Company's results of operations.
                                21
The Company is utilizing both internal and external resources to manage and implement its Year 2000 program. With the assistance of such resources, the Company has recently undertaken the development of contingency plans in the event that its Year 2000 efforts are not accurately or timely completed, or upon the failure of third-party systems upon which the Company relies. This development phase has continued into 1999 with the implementation of contingency plans occurring later in 1999.

The Year 2000 project is currently estimated to have a minimum total cost of $114,000, of which the Company has incurred $73,000 through June 30, 1999. The Company recognizes that the total cost may increase as it continues its remediation and testing of IT systems. The majority of the costs related to the Year 2000 project relate to purchases of equipment and software which will be capitalized and expensed over a useful life of three years and funded through operating cash flows.

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

                                22
Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As of June 30, 1999, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, "the Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.



































                               23
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


         Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its 1999 annual meeting of shareholders ("Annual Meeting") on May 25, 1999. At the Annual
         Meeting, nine directors were elected for one-year terms.

         (b) The names of the nine directors elected at the Annual Meeting are as follows: J. Livingston Kosberg, Roy W.
         Spradlin, Mark J. Brookner, Daniel C. Arnold, James B.
         Hoover, Marlin W. Johnston, Richard C.W. Mauran, Albert
         L. Rosen and Bruce D. Broussard.

         (c)      The following votes were cast in the election of
         directors:
                                                               Withhold
         Nominees                             For             Authority

         J. Livingston Kosberg            2,267,242              3,100
         Roy W. Spradlin                  2,269,742                600
         Mark J. Brookner                 2,269,042              1,300
         Daniel C. Arnold                 2,269,742                600
         James B. Hoover                  2,269,742                600
         Marlin W. Johnston               2,269,242              1,100
         Richard C.W. Mauran              2,269,742                600
         Albert L. Rosen                  2,267,742              2,600
         Bruce D. Broussard               2,269,742                600

There were a total of 2,270,342 shares represented by person or by proxy at the Annual Meeting.

         (d)      Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

                               24
                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 U.S. PHYSICAL THERAPY, INC.




Date: August 14, 1999                            By:  /s/ J. MICHAEL MULLIN
                                                      J. Michael Mullin
                                                      Chief Financial Officer
                                                     (duly authorized officer
                                                      and principal financial
                                                      officer)
































                               25