Form 10-Q
period 1999-09-30
U S PHYSICAL THERAPY INC /NV
filed 1999-11-15
CIK 885978

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                     For the quarterly period ended September 30, 1999

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


               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable
date:      3,275,609 (as of November 10, 1999)

                  PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of September 30, 1999
  and December 31, 1998                                                 3

Consolidated Statements of Operations for the three months
  and nine months ended September 30, 1999 and 1998                     5

Consolidated Statements of Cash Flows for the
  nine months ended September 30, 1999 and 1998                         7

Notes to Consolidated Financial Statements                              9

          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)


                                          September 30,  December 31,
                                              1999          1998
                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents               $   3,616     $   6,328
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $1,940 and $1,692,
    respectively                              9,350         8,505
  Accounts receivable - other                   994           270
  Other current assets                          481           614
      Total current assets                   14,441        15,717

Fixed assets:
  Furniture and equipment                    10,346         9,523
  Leasehold improvements                      5,039         4,537
                                             15,385        14,060
  Less accumulated depreciation               8,934         7,636
                                              6,451         6,424
Noncompete agreements, net of
  amortization of $380 and $340,
  respectively                                    1            41
Goodwill, net of amortization of
  $217 and $169, respectively                 1,077         1,000
Other assets                                  1,272         1,180

                                          $  23,242     $  24,362















        See notes to consolidated financial statements.


                                3
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)


                                          September 30,  December 31,
                                              1999          1998
                                           (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                $     345     $     553
  Accrued expenses                            2,186         1,356
  Estimated third-party payor
    (Medicare) settlements                      492           944
  Notes payable                                  33            32
      Total current liabilities               3,056         2,885

Notes payable - long-term portion                51            76
Convertible subordinated notes
  payable                                     8,050         8,050
Minority interests in subsidiary
  limited partnerships                        2,077         1,746
Commitments                                       -             -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                            -             -
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    3,626,509 and 3,616,509 shares
    issued at September 30, 1999 and
    December 31, 1998, respectively              36            36
  Additional paid-in capital                 11,763        11,696
  Accumulated earnings (deficit)              1,670           (80)
  Treasury stock at cost, 350,900
    and 4,900 shares held at
    September 30, 1999 and
    December 31, 1998, respectively          (3,461)          (47)
      Total shareholders' equity             10,008        11,605

                                          $  23,242     $  24,362






         See notes to consolidated financial statements.


                                4
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                              Three Months Ended
                                                 September 30,
                                              1999          1998
                                                   (unaudited)

Net patient revenues                      $  12,622     $  10,956
Other revenues                                  264           188
Net revenues                                 12,886        11,144

Clinic operating costs:
  Salaries and related costs                  5,730         4,972
  Rent, clinic supplies and other             3,160         2,938
  Provision for doubtful accounts               296           319
                                              9,186         8,229
Corporate office costs:
  General and administrative                  1,242         1,100
  Recruitment and development                   489           387
                                              1,731         1,487

Loss on closure of facility                       -           230

Operating income before non-
  operating expenses                          1,969         1,198

Interest expense                                183           185

Minority interests in subsidiary
  limited partnerships                          678           489

Income before income taxes                    1,108           524

Provision for income taxes                      438           267

Net income                                $     670     $     257

Basic earnings per common share           $     .20     $     .07

Earnings per common share-assuming
  dilution                                $     .19     $     .07






        See notes to consolidated financial statements.

                                5
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                               Nine Months Ended
                                                 September 30,
                                              1999          1998
                                                   (unaudited)

Net patient revenues                      $  36,297     $  31,916
Other revenues                                  661           554
Net revenues                                 36,958        32,470

Clinic operating costs:
  Salaries and related costs                 16,879        14,841
  Rent, clinic supplies and other             9,220         8,289
  Provision for doubtful accounts               834           861
                                             26,933        23,991
Corporate office costs:
  General and administrative                  3,594         3,135
  Recruitment and development                 1,122           999
                                              4,716         4,134

Loss on closure of facility                       -           230

Operating income before non-
  operating expenses                          5,309         4,115

Interest expense                                544           550

Minority interests in subsidiary
  limited partnerships                        1,872         1,400

Income before income taxes                    2,893         2,165

Provision for income taxes                    1,143           917

Net income                                $   1,750     $   1,248

Basic earnings per common share           $     .51     $     .35

Earnings per common share-assuming
  dilution                                $     .49     $     .33





        See notes to consolidated financial statements.


                                6
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)


                                                Nine Months Ended
                                                  September 30,
                                              1999          1998
                                                   (unaudited)
Operating activities
Net income                                $   1,750     $   1,248
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization             1,563         1,568
    Minority interests in earnings
      of subsidiary limited
      partnerships                            1,872         1,400
    Provision for bad debts                     834           861
    Loss on sale of fixed assets                  9             -
    Loss on disposal of certain assets
      in closure of facility                      -           144
Changes in operating assets and
  liabilities:
    Increase in patient accounts
      receivable                             (1,678)       (1,506)
    Increase in accounts receivable-
      other                                    (724)          (76)
    Decrease in other assets                     33           383
    Increase (decrease) in accounts
      payable and accrued expenses              645           (64)
    Decrease in estimated third-party
      payor (Medicare) settlements             (452)         (299)
Net cash provided by operating
  activities                                  3,852         3,659













        See notes to consolidated financial statements.


                                7
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                Nine Months Ended
                                                  September 30,
                                              1999          1998
                                                   (unaudited)

Investing activities
Purchase of fixed assets                     (1,552)       (1,427)
Purchase of intangibles                        (125)         (245)
Proceeds on sale of fixed assets                 25            10
Net cash used in investing
  activities                                 (1,652)       (1,662)

Financing activities
Payment of notes payable                        (24)          (43)
Acquisition of treasury stock                (3,414)            -
Proceeds from investment of minority
  investors in subsidiary limited
  partnerships                                    1             4
Proceeds from exercise of stock options          67             7
Distributions to minority investors
  in subsidiary limited partnerships         (1,542)       (1,193)
Net cash used in financing
  activities                                 (4,912)       (1,225)
Net increase (decrease) in cash and
  cash equivalents                           (2,712)          772
Cash and cash equivalents -
  beginning of period                         6,328         5,556
Cash and cash equivalents -
  end of period                           $   3,616     $   6,328

Supplemental disclosures of cash
flow information

Cash paid during the period for:
  Income taxes                            $     896     $     791
  Interest                                $     487     $     492







        See notes to consolidated financial statements.


                                8
           U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1999

1.  Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest, with the exception of two clinics in which the Company owns a 26% and 6% general partnership interest, and limited partnership interests ranging from 59% to 99% in the clinics it operates (89% of the clinics were at 64% as of September 30, 1999). For the majority of the clinics, the managing therapist of the clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                9
Reclassifications

Certain amounts presented in the accompanying financial statements for the three and nine months ended September 30, 1998 have been reclassified to conform with the presentation used for the three and nine months ended September 30, 1999. Such reclassifications had no effect on net income.

2.  Nature of Operations

Since inception, the Company has been engaged in the business of developing, owning and operating outpatient physical therapy and occupational therapy clinics. While physical and occupational therapy remain the Company's primary focus, the Company's Board of Directors has approved the implementation of several formative steps in the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative. Recruitment and development expenses include $146,000 and $149,000 of costs relating to the surgery center initiative for the three and nine months ended September 30, 1999, respectively.





























                               10
3.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended      Nine Months Ended
                                          September 30,            September 30,
                                        1999        1998         1999        1998
Numerator:
  Net income                        $ 670,000   $ 257,000   $1,750,000   $1,248,000
  Numerator for basic earnings
    per share and diluted
    earnings per share                670,000     257,000    1,750,000    1,248,000
  Effect of dilutive
    securities:
    Interest on convertible
      subordinated notes payable      120,000           -      355,000            -
  Numerator for diluted earnings
    per share - income available
    to common stockholders after
    assumed conversions             $ 790,000   $ 257,000   $2,105,000   $1,248,000

Denominator:
  Denominator for basic
    earnings per share--
    weighted-average shares         3,276,000   3,611,000    3,442,000    3,611,000
  Effect of dilutive securities:
    Stock options                      48,000     158,000       46,000      154,000
    Convertible subordinated
      notes payable                   772,000           -      772,000            -
  Dilutive potential common
    shares                            820,000     158,000      818,000      154,000
  Denominator for diluted
    earnings per share--adjusted
    weighted-average shares
    and assumed conversions         4,096,000   3,769,000    4,260,000    3,765,000

Basic earnings per share            $     .20   $     .07    $     .51    $     .35

Diluted earnings per share          $     .19   $     .07    $     .49    $     .33

During the three and nine months ended September 30, 1999 and 1998, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003 - $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004 - $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004 - $3,000,000 (collectively the "Notes"). The Notes were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1998 because the effect on the computation was anti-dilutive.


                               11
4.  Income Taxes

Significant components of the provision for income taxes were as follows:

                                 Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                                 1999        1998           1999        1998
Current:
  Federal                     $ 467,000  $  14,000      $1,037,000  $ 446,000
  State                          80,000     54,000         215,000    173,000
  Total current                 547,000     68,000       1,252,000    619,000
Deferred:
  Federal                     (109,000)    199,000        (109,000)   298,000
  State                               -          -               -          -
  Total deferred              (109,000)    199,000        (109,000)   298,000
Total income tax
  provision                   $ 438,000  $ 267,000      $1,143,000  $ 917,000


































                               12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 1999, the Company operated 107 outpatient physical and occupational therapy clinics in 29 states. The average age of the 107 clinics in operation at September 30, 1999 was 3.6 years old. Since inception of the Company, 112 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed six facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities.

While the business of physical and occupational therapy remains the Company's primary focus, the Company's Board of Directors has approved the implementation of several formative steps in the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative.

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Net Patient Revenues
Net patient revenues increased to $12,622,000 for the three months ended September 30, 1999 ("1999 Third Quarter") from $10,956,000 for the three months ended September 30, 1998 ("1998 Third Quarter"), an increase of $1,666,000, or 15.2%. Net patient revenues from the 18 clinics opened after September 30, 1998 (the "New Clinics") accounted for 49.9% of the increase, or $831,000. The remaining increase of $835,000 in net patient revenues comes from those 89 clinics open more than one year as of September 30, 1999 (the "Old Clinics"). Of the $835,000 increase in net patient revenues from the Old Clinics, $427,000 was due to a 3.9% increase in the number of patient visits, while $408,000 was due to a 3.6% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs and reflect

                               13
amounts the Company ultimately expects to collect for services provided. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals.

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $76,000, or 40%, to $264,000 for the 1999 Third Quarter from $188,000 for the 1998 Third Quarter. This increase was due primarily to management fees earned in connection with four contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income due primarily to lower average amounts of cash available for investment during the 1999 Third Quarter.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues decreased to 73% for the 1999 Third Quarter from 75% for the 1998
Third Quarter, reflecting higher net patient revenues.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $5,730,000 for the 1999 Third Quarter from $4,972,000 for the 1998 Third Quarter, an increase of $758,000, or 15%. Approximately 60% of the increase, or $454,000, was due to the New Clinics. The remaining 40% increase, or $304,000, related to the Old Clinics. Salaries and related costs as a percent of net patient revenues remained unchanged at 45% for the 1999 and 1998 Third Quarters.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $3,160,000 for the 1999 Third Quarter from $2,938,000 for the 1998 Third Quarter, an increase of $222,000, or 8%. The total increase was comprised of a $289,000 increase related to the New Clinics, offset, in part, by a $67,000 decrease related to the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues decreased to 25% for the 1999 Third Quarter from 27% for the 1998 Third Quarter.

                                14
Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts decreased to $296,000 for the 1999 Third Quarter from $319,000 for the 1998 Third Quarter, a decrease of 7%, or $23,000. This decrease was due to a $40,000 decrease in the Old Clinics, which was offset, in part, by an increase of $17,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues declined to 2.3% for the 1999 Third Quarter from 2.9% for the 1998 Third Quarter.

Corporate Office Costs - General and Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,242,000 for the 1999 Third Quarter from $1,100,000 for the 1998 Third Quarter, an increase of $142,000, or 13%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 1999 and 1998 Third Quarters.

Corporate Office Costs - Recruitment and Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of the new surgery center line of business. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $102,000, or 26%, to $489,000 for the 1999 Third Quarter from $387,000 for the 1998 Third Quarter. Recruitment and development expenses related to the new surgery center initiative accounted for 143%, or $146,000, of the increase between the 1999 and 1998 periods. The majority of the $146,000 related to consulting fees, salaries of development personnel, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers, coupled with costs incurred to begin development of systems needed to operate surgery centers. Excluding the effects of the new surgery center initiative, recruitment and development expenses decreased $44,000, or 11%. Recruitment and development costs as a percent of net patient revenues increased slightly to 3.9% for the 1999 Third Quarter from 3.5% for the 1998 Third Quarter.

Loss on Closure of Facility
In August 1998, the Company closed its clinic located in Corpus
Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss related to this closure. Of the

                               15
$230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

The Corpus Christi, Texas clinic accounted for net patient revenues and clinic operating costs for the three months ended September 30, 1998 of $51,000 and $196,000, respectively.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $189,000, or 39%, to $678,000 for the 1999 Third Quarter from $489,000 for the 1998 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes
Excluding the 1998 Third Quarter loss on closure of the Corpus Christi, Texas facility, the Company's income before income taxes rose $354,000 to $1,108,000 for the 1999 Third Quarter from $754,000 for the 1998 Third Quarter principally due to the $1,742,000 increase in net revenues, offset, in part, by the increase of $957,000 in clinic operating costs, the $244,000 increase in corporate office costs, and the $189,000 increase in minority interests in subsidiary limited partnerships.

Provision for Income Taxes
The provision for income taxes increased to $438,000 for the 1999 Third Quarter from $267,000 for the 1998 Third Quarter, an increase of $171,000, or 64%. During the 1999 and 1998 Third Quarters, the Company accrued income taxes at an effective tax rate of 40% and 51%, respectively. The 1999 rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes. The 1998 Third Quarter tax provision included the write-off of intangibles not deducted for federal income tax purposes in connection with the closure of the Company's clinic in Corpus Christi, Texas. This write-off, coupled with the effect of state income taxes, caused the effective tax rate for the 1998 Third Quarter to exceed the U.S. statutory tax rate of 34%.

Nine Months Ended September 30, 1999 Compared to the Nine Months
Ended September 30, 1998

Net Patient Revenues
Net patient revenues increased to $36,297,000 for the nine months ended September 30, 1999 ("1999 Nine Months") from $31,916,000 for the nine months ended September 30, 1998 ("1998 Nine Months"), an increase of $4,381,000, or 14%. Net patient revenues from the New

                               16
Clinics accounted for 34% of the increase, or $1,507,000. The remaining increase of $2,874,000 in net patient revenues related to the Old Clinics. Of the $2,874,000 increase in net patient revenues from the Old Clinics, $2,533,000 was due to an 8% increase in patient visits with the remainder resulting from a slight increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs and reflects amounts the Company ultimately expects to collect for services provided. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the BBA provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by HHS and the total amount that may be paid by Medicare in any one year for outpatient physical or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals.

Other Revenues
Other revenues, consisting of interest, management fees and sublease income, increased by $107,000, or 19%, to $661,000 for the 1999 Nine Months from $554,000 for the 1998 Nine Months. This increase was due primarily to management fees earned in connection with four contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income due primarily to lower average amounts of cash available for investment during the 1999 Nine Months.

Clinic Operating Costs
Clinic operating costs as a percent of net patient revenues decreased slightly to 74% for the 1999 Nine Months from 75% for the 1998 Nine Months.

Clinic Operating Costs - Salaries and Related Costs
Salaries and related costs increased to $16,879,000 for the 1999 Nine Months from $14,841,000 for the 1998 Nine Months, an increase of $2,038,000, or 14%. Approximately 48% of the increase, or $988,000, was due to the New Clinics. The remaining 52% increase, or $1,050,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics, coupled with an increase in bonuses earned by the managing therapists at the Old Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related

                                17
costs as a percent of net patient revenues remained unchanged at 47% for the 1999 and 1998 Nine Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other
Rent, clinic supplies and other increased to $9,220,000 for the 1999 Nine Months from $8,289,000 for the 1998 Nine Months, an increase of $931,000, or 11%. Approximately 80% of the increase, or $749,000, was due to the New Clinics. The remaining 20% increase, or $182,000, related to the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues decreased slightly to 25% for the 1999 Nine Months from 26% for the 1998 Nine Months.

Clinic Operating Costs - Provision for Doubtful Accounts
The provision for doubtful accounts decreased to $834,000 for the 1999 Nine Months from $861,000 for the 1998 Nine Months, a decrease of 3%, or $27,000. This decrease was due to a $58,000 decrease in the Old Clinics, which was offset, in part, by an increase of $31,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues declined to 2.3% for the 1999 Nine Months compared to 2.7% for the 1998 Nine Months.

Corporate Office Costs - General and Administrative
General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $3,594,000 for the 1999 Nine Months from $3,135,000 for the 1998 Nine Months, an increase of $459,000, or 15%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially.
General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 1999 and 1998 Nine Months.

Corporate Office Costs - Recruitment and Development
Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of the new surgery center line of business. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $123,000, or 12%, to $1,122,000 for the 1999 Nine Months from $999,000 for the 1998 Nine

                               18
Months. Recruitment and development expenses related to the new surgery center initiative accounted for 121%, or $149,000, of the increase between the 1999 and 1998 nine month periods. The majority of the $149,000 related to consulting fees, salaries of development personnel, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers, coupled with costs incurred to begin development of systems needed to operate surgery centers. Excluding the effects of the new surgery center initiative, recruitment and development expenses decreased $26,000, or 3%. Recruitment and development costs as a percent of net patient revenues remained unchanged at 3% for the 1999 and 1998 Nine Months.

Loss on Closure of Facility
In August 1998, the Company closed its clinic located in Corpus Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss related to this closure. Of the $230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

The Corpus Christi, Texas clinic accounted for net patient revenues and clinic operating costs for the nine months ended September 30, 1998 of $223,000 and $543,000, respectively.

Minority Interests in Subsidiary Limited Partnerships
Minority interests in subsidiary limited partnerships increased $472,000, or 34%, to $1,872,000 for the 1999 Nine Months from
$1,400,000 for the 1998 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes
Excluding the 1998 Nine Month loss on closure of the Corpus Christi, Texas facility, the Company's income before income taxes rose $498,000, or 21%, to $2,893,000 for the 1999 Nine Months from $2,395,000 for the 1998 Nine Months principally due to the $4,488,000 increase in net revenues, offset, in part, by the increase of $2,942,000 in clinic operating costs, the $582,000 increase in corporate office costs, and the $472,000 increase in minority interests in subsidiary limited partnerships.

Provision for Income Taxes
The provision for income taxes increased to $1,143,000 for the 1999 Nine Months from $917,000 for the 1998 Nine Months, an increase of $226,000, or 25%. During the 1999 and 1998 Nine Months, the
Company accrued income taxes at an effective tax rate of 40% and

                               19
42%, respectively. The 1999 rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes. The 1998 Nine Months tax provision included the write-off of intangibles not deducted for federal income tax purposes in connection with the closure of the Company's clinic in Corpus Christi, Texas. This write-off, coupled with the effect of state income taxes, caused the effective tax rate for the 1998 Nine Months to exceed the U.S. statutory tax rate of 34%.

Liquidity and Capital Resources
At September 30, 1999, the Company had $3,616,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at September 30, 1999 was $994,000 of short-term commercial paper and $1,334,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. The market value of the commercial paper and money market fund approximated the carrying value as of September 30, 1999.

The decrease in cash of $2,712,000 from December 31, 1998 to September 30, 1999 is due to the Company's use of cash to repurchase 346,000 shares of its common stock in May 1999 for $3,414,000, funding capital expenditures, primarily for physical therapy equipment and leasehold improvements in the amount of $1,552,000, the purchase of intangibles in the amount of $125,000, distributions to minority investors in subsidiary limited partnerships of $1,542,000 and payment on notes payable of $24,000, offset, in part, by cash provided by operating activities of $3,852,000, proceeds from the sale of fixed assets of $25,000, and proceeds of $67,000 from the exercise of stock options.

The Company's current ratio decreased to 4.73 to 1.00 at September 30, 1999 from 5.45 to 1.00 at December 31, 1998. The decrease in the current ratio was due primarily to the decrease in cash and cash equivalents, a decrease in other current assets due to amortization of prepaid expenses, an increase in accrued expenses due to an increase in the group health insurance accrual and an increase in the current tax liability. These factors were offset, in part, by an increase in net patient revenues, which, in turn, have caused an increase in patient accounts receivable, a reduction in trade accounts payable and estimated third-party payor (Medicare) settlements, and an increase in accounts receivable - other. The Company self insures its employees for health insurance and reinsures risks beyond a primary liability amount. The increase in accounts receivable - other related primarily to an amount due, subject to audit, from an insurance carrier related to health claims paid by the Company in excess of the Company's primary liability.



                               20
At September 30, 1999, the Company had a debt-to-equity ratio of
0.81 to 1.00 compared to 0.70 to 1.00 at December 31, 1998. The increase in the debt-to-equity ratio from December 31, 1998 to September 30, 1999 related primarily to the decrease in equity as a result of the common stock repurchase of $3,414,000 which was offset, in part, by net income of $1,750,000 and the proceeds from the exercise of stock options of $67,000 for the nine months ended September 30, 1999.

The quarterly interest obligation on the outstanding 8% Convertible Subordinated Notes, the 8% Convertible Subordinated Notes, Series B, and the 8% Convertible Subordinated Notes, Series C, is $61,000, $40,000, and $60,000, respectively, through June 30, 2003, June 30, 2004, and June 30, 2004, respectively.

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

In addition, in April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 346,000 shares of its common stock at a price not greater than $10.00 nor less than $8.50 per share (the "Offer"). The Company conducted the Offer through a procedure commonly referred to as a "Dutch Auction," and completed the repurchase of 346,000 shares (9.6% of the outstanding shares) in May 1999. The shares were repurchased at a price of $9.75 per share for a total aggregate cost of $3,414,000 (including expenses).

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

Factors Affecting Future Results

Clinic Development
As of September 30, 1999, the Company had 107 clinics in operation, four of which opened in the 1999 Third Quarter. The Company

                               21
expects to continue opening new clinics at the same pace, subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the next three to five years. Based on historical performance of the Company's new clinics, the clinics opened since the 1998 Third Quarter should favorably impact the Company's results of operations for 1999 and beyond.

Growth in Physical Therapy Management
In July 1998, the Company entered into an agreement with an orthopedic group to manage a physical therapy facility in New England, bringing facilities managed for physician groups to four. Management believes that with physician groups facing declining incomes, the opportunity for enhancing the physicians' income through the ownership of in-house physical therapy facilities is becoming increasingly attractive. Since 1992, the Company has offered management and administrative services to its network of clinics owned with physical therapist partners. The Company is now offering that expertise to physician groups nationwide. The Company believes it has adequate internally generated funds to support its planned growth in this area.

Surgery Center Initiative
While the business of physical and occupational therapy remains the Company's primary focus, the Company's Board of Directors has approved the implementation of several formative steps in the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative. The Company has hired a Senior Vice President of Surgery Center Operations and engaged a consultant, with several years of experience in the acquisition, construction, and operation of surgery centers, to assist the Company to develop the systems, methods, and projects necessary for a surgery center business. For the three and nine months ended September 30, 1999, the Company expensed approximately $146,000 and $149,000, respectively, related to the development of its surgery center initiative.



                               22
Year 2000
The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's systems and equipment. The first problem arises due to computers being programmed to use two rather than four digits to define the applicable year. The second problem arises in embedded chips, where microchips and micro controllers have been designed using two rather than four digits to define the applicable year. Certain of the Company's computer programs, building infrastructure components (e.g. alarm systems and HVAC systems) and medical devices that are date sensitive, may recognize a date using "00" as the year 1900 rather than the year 2000. If uncorrected, the problem could result in computer system and program failures or equipment and medical device malfunctions that could result in a disruption of business operations or that could affect patient treatment.

With respect to the information technology ("IT") portions of the Company's Year 2000 project, which address the assessment, remediation, testing and implementation of software, the Company, which uses only third-party software applications, has identified third-party software applications which may malfunction in the year 2000 and has substantially completed the remediation process for such third-party software where such Year 2000 failure would have a significant impact on the Company's operations. The Company is testing the software applications where remediation has been completed.

With respect to the IT infrastructure portion of the Company's Year 2000 project, the Company has completed a program to inventory, assess and correct, replace or otherwise address impacted vendor products (hardware and telecommunication equipment). The Company has completed a program to contact vendors, analyze information provided, and has remediated, replaced or otherwise addressed IT products that pose a material Year 2000 impact. The Company has also purchased and inventoried additional Year 2000 compliant hardware as part of its contingency plan for Year 2000 related hardware failures.

The Company presently believes that with modifications to existing software or the installation of upgraded software under the IT infrastructure portion, the Year 2000 will not pose material operational problems for its computer systems. However, if such modifications or upgrades are not accomplished in a timely manner, Year 2000 related failures may present a material adverse impact on the operations of the Company. The Company's mission critical functions, such as payroll and billing, can be performed using manual procedures should the software applications fail. The Company is continuing to explore alternative methods of performing various functions which may be subject to Year 2000 related failures.


                               23
With respect to the non-IT infrastructure portion of the Company's Year 2000 project, the Company believes that it will not be affected significantly by the Year 2000 since most of the Company's physical and occupational therapy equipment is manual in operation, rather than being computerized. The Company will contact vendors as needed to remediate, replace or otherwise address devices or equipment that pose a Year 2000 impact.

The Company relies on third-party payors and intermediaries, including government payors and intermediaries, for accurate and timely reimbursement of claims, often through the use of electronic data interfaces. Failure of these third-party systems could have a material adverse affect on the Company's results of operations. The Company will have credit facilities with a bank in place should failure of third-party systems or payors create an interruption in cash receipts for services.

The Year 2000 project is currently estimated to have a minimum total cost of $114,000 of which the Company has incurred $92,000 through September 30, 1999 for hardware and software. The Company does not feel that the total cost will increase as it continues its remediation and testing of IT systems. The majority of the costs related to the Year 2000 project relate to purchases of equipment and software which will be capitalized and expensed over a useful life of three years and funded through operating cash flows.

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

Forward-Looking Statements

Some statements in this report are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms and use of capital, environmental issues, weather and Year 2000 readiness. Some or all of the factors are beyond the Company's control. Given these uncertainties, you

                               24
should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

As of September 30, 1999, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, the "Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.




























                               25
          U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.

(a)      List of Exhibits

         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         A current report on Form 8-K reporting a change in registrant's independent public accountants, which occurred on September 27, 1999, was filed with the Securities and Exchange Commission on September 30, 1999.




































                               26
                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    U.S. PHYSICAL THERAPY, INC.




Date: November 15, 1999             By:  /s/ J. MICHAEL MULLIN
                                         J. Michael Mullin
                                         Chief Financial Officer
                                         (duly authorized officer
                                         and principal financial
                                         officer)