Form 10-K405
period 1999-12-31
U S PHYSICAL THERAPY INC /NV
filed 2000-03-29
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________ to _________________

Commission file number   1-11151

U.S. PHYSICAL THERAPY, INC.
(Name of registrant as specified in its charter)

             Nevada                                                      76-0364866
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant:

             $12,104,000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:     3,285,609

DOCUMENTS INCORPORATED BY REFERENCE

            Document                                                  Part of Form 10-K

Portions of Definitive Proxy Statement for                  PART III
the 2000 Annual Meeting of Shareholders

Forward Looking Statements

We make statements in this report that are considered forward looking statements within the meaning of the Securities Exchange Act of 1934. Sometimes these statements will contain words such as "believes,""expect s,""intends,""plans," and other similar words. These statements are not guarantees of our future performance and are subject to risks, uncertainties, and other important factors that could cause our actual performance or achievements to be materially different from those we project. These risks, uncertainties, and factors include, but are not limited to:

  general economic, business, and regulatory conditions;
  competition;
  federal and state regulations;
  availability, terms, and use of capital; and
  weather.

Given these uncertainties, you should not place undue reliance on these forward looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward looking statements represent our estimates and assumptions only as of the date of this report.

PART I

Item 1. Business.

General

U.S. Physical Therapy, Inc. (the "Company") operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1999, the Company operated 113 outpatient physical and occupational therapy clinics in 29 states. The average age of the 113 clinics in operation at December 31, 1999 was 3.7 years. Since inception of the Company, 118 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed six facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The Company opened 17 new clinics in 1999. Management's goal for 2000 is to open 23 clinics.

The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. Each clinic's staff typically includes one or more licensed physical and/or occupational therapists and office personnel, and may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletictrainers. The clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to the injury. The treatment plan may include the use of modalities and procedures such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases. The Company's strategy is to develop and acquire outpatient clinics on a national basis.

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

While the Company is committed to the partnership program as its core business, it has begun to manage physical therapy facilities for third parties, including physicians, with five such third-party facilities under management as of December 31, 1999. The Company believes that with physician groups facing declining incomes, the income resulting from the ownership of in-house physical therapy facilities is becoming increasingly attractive to physicians.

In addition to third-party management contracts, during 1999, the Company's Board of Directors approved the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no surgery centers have been developed or acquired to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of the new surgery center initiative.

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

The Company's Clinics

The managing physical and/or occupational therapist of each clinic owns a partial interest in the clinic he or she operates. For the majority of the clinics, this is accomplished by having each clinic structured as a separate limited partnership (the "Operating Subsidiaries"). As of December 31, 1999, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 59% to 99% in the clinics it operates (89% of the clinics were at 64% as of December 31, 1999). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic.

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

In addition, typically each managing therapist initially enters into an employment agreement with the Company providing for a covenant not to compete during his or her employment plus one to two years thereafter. The terms of the employment agreements range from two to five years. Pursuant to each employment agreement, the managing therapist receives a base salary and a monthly bonus based on the net revenues or operating profit generated by his or her Operating Subsidiary. Each employment agreement provides that each managing therapist is required to sell his or her partnership interest in the Operating Subsidiary for the amount of his or her capital account if he or she terminates employment with the Operating Subsidiary during the employment term. There are no provisions for purchase by the Company of the managing therapist's interest in the Operating Subsidiary in the event of death or disability, or after the initial term of employment.

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

The Company's typical clinic occupies approximately 1,500 to 4,000 square feet of space under a lease in an office building or shopping center. The Company seeks to obtain leases for its clinics at ground level (although it may not always be successful in obtaining such leases) in order to make access to its clinics as easy as possible for patients. The Company also attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. The typical staff needed to operate a clinic in its initial stages is a licensed physical and/or occupational therapist and an office manager. Staffing may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. As patient visits grow over several years, the typical staffing will be increased to include two or more additional licensed physical and/or occupational therapists and one or two additional office personnel. All therapy services provided are performed under the direct supervision of a licensed physical and/or occupational therapist.

The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to their type of injury. The treatment plan may include the use of modalities and procedures such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The Company currently provides its services at its clinics only on an outpatient basis. Patients requiring these types of services are usually treated for approximately one hour per day, two to five times a week. This form of treatment typically lasts two to six weeks. The Company's charge for the treatment is generally on a per procedure basis. In addition to the services mentioned, the clinics will, when appropriate, develop individual maintenance exercise programs to be continued after treatment. Advice on postural improvements and changes in work habits or lifestyle is provided to promote self-management of the patient's condition. The Company continues to assess the potential for developing new services and expanding the method of providing its current services, with an emphasis on health insurance and workers' compensation insurance cost containment.

Industry Background

Physical and occupational therapy is the process of aiding in the restoration of individuals disabled by injury or disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

Economic Benefits of Physical and Occupational Therapy Services. Purchasers and providers of health care services, such as insurance companies, health maintenance organizations, business and industry, are seeking ways to save on traditional health care services. Management believes physical and occupational therapy services are cost-effective by helping to prevent short-term disabilities from becoming chronic conditions, and by speeding the recovery from surgery and musculoskeletal injuries.

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

Marketing

On a local basis, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine and general practitioners, which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a national level, the Company employs a marketing director to assist the managing therapists in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies for clinic therapy services, as well as to develop and implement marketing plans for marketing to the physician community.

Sources of Revenue/Reimbursement

Payor sources for clinic services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance and managed care programs generally provide outpatient services coverage to patients utilizing the clinics, and the patient is normally required to pay an annual deductible and a co-insurance payment. Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical rehabilitation, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. These statutes generally require that these benefits be offered to employees without any deductibles, co-payments or cost sharing. Companies may provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-run funds or through self-insurance. Treatments for patients who are parties to personal injury cases are generally paid for from the proceeds of settlements with insurance companies or from favorable judgements. If an unfavorable judgement is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. The Company estimates that the percentage of accounts receivable relating to personal injury cases that are uncollectible is approximately 10% to 20% of such accounts receivable balances. Reserves relating to personal injury accounts receivable are regularly reviewed and adjusted as appropriate.

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

As of December 31, 1999, 92 of the Company's clinics have been certified as rehabilitation agencies by Medicare and eight additional clinics have individual therapists certified by Medicare to provide services as physical therapists in private practice. Management anticipates that, in the future, newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will become certified as Medicare providers.

Prior to 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by a Medicare-certified rehabilitation agency was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Balanced Budget Act of 1997 ("BBA") provided that reimbursement for outpatient therapy services to Medicare beneficiaries would be pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient be limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001. The Company does not anticipate that the change in the reimbursement limit as outlined in the BBRA will have a material impact on revenues in 2000.

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

As of December 31, 1999, 92 of the Company's clinics have been certified as rehabilitation agencies by Medicare and eight additional clinics have individual therapists certified by Medicare to provide services as physical therapists in private practice. In order to receive Medicare reimbursement, a rehabilitation agency or the individual therapist must meet the applicable conditions of participation set forth by HHS relating to the type of facility, its equipment, record keeping, personnel and standards of medical care, as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance.

The Social Security Act imposes criminal and/or civil penalties upon persons who pay or receive any "remuneration" in connection with the referral of patients covered under Medicare, Medicaid or most other federally funded health care programs. The "anti-kickback" law prohibits providers and others from offering or paying (or soliciting or receiving), directly or indirectly, any remuneration to induce or in return for making a referral for, or ordering or recommending (or arranging for ordering or recommending) a service covered under such health care programs. Each violation of this law may be punished by a fine (of up to $250,000 for individuals and $500,000 for organizations, or twice the pecuniary gain to the defendant or loss to another from the illegal conduct) or imprisonment for up to five years, or both. In addition, a provider may be excluded from participation in federal health care programs, and other federal procurement and non-procurement programs, for violation of these prohibitions through an administrative proceeding, without the need for any criminal proceeding. Many states, including some states in which the Company operates clinics, have similar laws which apply whether or not federal health care funds are involved; and health care reform proposals in the last few years would have expanded federal law to cover all patients as well. Because the federal "anti-kickback" law has been broadly interpreted to apply where even one purpose (as opposed to a sole or primary purpose) of a payment is to induce referrals, it limits the relationships which the Company may have with referral sources, including any ownership relationships. The Company's managing physical therapists are limited partners in their respective clinics. Management does not believe that the ownership structure of its clinics violates the "anti-kickback" laws, since no direct or indirect owner of the clinics, including the partner therapists, serves as a referral source for the clinics. The "anti-kickback" laws may also apply to the structure of acquisitions by the Company of physician-owned physical therapy clinics, to the extent that any portion of the purchase price or terms of payment are deemed to be an inducement to the physician to make referrals to the clinic which, under a December 1992 letter by the Chief Counsel of the HHS office of Inspector General ("OIG"), could include payments for goodwill or other intangibles. The Company's recent business of managing physician-owned physical therapy facilities is subject to "anti-kickback" law issues both under recent interpretations of the law by the OIG, which suggest that percentage-based contracts that include marketing services may violate the law, and under some older interpretations indicating that the law may be violated when a company "partners" with a physician practice as a way of sharing profits with the physicians. Management considers these "anti-kickback" laws in planning its clinic acquisitions, marketing and other activities, and believes its operations are in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation.

In addition, another federal law, known as the "Stark Law" after its original Congressional sponsor, was expanded in 1993 to impose, effective January 1, 1995, a prohibition on referrals of Medicare or Medicaid patients for, among other things, physical therapy services by physicians who have a financial relationship with the provider furnishing the services. With certain specified exceptions, the referral prohibition applies to any physician who has (or whose immediate family member has) a direct or indirect ownership or investment interest in, or compensation relationship with, a provider of physical therapy services such as the Company's clinics. This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs. Several states have enacted laws similar to the "Stark Law", but which cover all (not just Medicare and Medicaid) patients; and many health care reform proposals in the last few years would have expanded the "Stark Law" to cover all patients as well. The "Stark Law" covers a management contract with a physician group and any financial relationship between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the "anti-kickback" law, management considers the "Stark Law" in planning its clinic acquisitions, marketing and other activities, and believes that its operations are in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation.

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

The main sources of competition are acute care hospital outpatient therapy clinics and private therapy clinic organizations that provide therapy services. The Company will face further competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately- owned therapy practices.

The Company believes that it can compete favorably with its competitors in hiring managing therapists by offering them ownership interests in their clinics. In addition, management believes that providing the managing therapist with an opportunity to participate in ownership helps to ensure commitment by local management to the success of the clinic and minimizes turnover of managing therapists.

The Company also believes its competitive position is enhanced by its strategy of locating its clinics, when possible, on the ground floor in office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. The Company attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. Management also believes it can generally provide its services at a lesser cost than comparable services of hospitals, due to hospitals' higher overhead.

Employees

At December 31, 1999, the Company employed 826 total employees of which 490 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

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

Insurance

The Company maintains professional liability coverage on professionals employed in each of its clinics, in addition to general liability insurance and coverage for the customary risks inherent in the operation of health care facilities and businesses in general. Management believes its insurance policies in force to be adequate in amount and coverage for its current operations.

Item 2. Properties.

The Company presently leases, under noncancellable lease terms ranging from one to five years, all of the properties used for its clinics with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, for which the Company owns the facility. The Company also intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies approximately 1,500 to 4,000 square feet of space.

The Company also leases, under a five-year noncancellable operating lease beginning July 1998, its executive offices located in Houston, Texas. The executive offices currently occupy approximately 18,726 square feet of space (including allocations for common areas).

Item 3. Legal Proceedings.

The Company is subject to litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not believe the impact, if any, would be material to the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Quotations

On April 28, 1997, the Company's common stock began trading on the Nasdaq Stock Market, Inc. ("Nasdaq") National Market under the symbol "USPH." Prior thereto, the Company's common stock traded on The Nasdaq Small Cap Market tier of the Nasdaq Stock Market under the symbol "USPH." The range of trading prices, as reported by Nasdaq for each quarterly period, is set forth below. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	1999		1998
	HIGH	LOW	HIGH	LOW
QUARTER
First	$9 1/2	$7 1/2	$12 1/2	$10 1/2
Second	9 3/8	7 1/2	13 1/2	11 1/4
Third	9 7/16	7 3/4	14 3/8	8 1/2
Fourth	9 5/8	7 1/4	10 1/8	7

Record Holders

As of March 16, 2000, there were 48 holders of record of the Company's outstanding common stock.

Dividends

Since inception, the Company has not declared or paid cash dividends or made distributions on its equity securities, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Selected Financial Data.
	Year Ended December 31,
	1999	1998	1997	1996	1995
	(in thousands, except per share data)
Net revenues (1)	$49,935	$43,885	$38,807	$32,207	$24,924
Income before income taxes	$3,962	$2,704	$2,481	$1,758	$819
Net income (2)	$2,394	$1,596	$2,426	$1,641	$742
Earnings per common share: Basic Diluted	$$ 0.70 0.68	$$ 0.44 0.43	$$ 0.67 0.65	$$ 0.46 0.45	$$ 0.21 0.20
Total assets (1)	$23,346	$24,362	$22,548	$19,483	$15,910
Long-term debt, less current portion	$8,087	$8,126	$8,239	$8,276	$8,166
Working capital (1)	$12,493	$12,832	$11,204	$9,214	$7,084
Current ratio (1)	6.79	5.45	5.07	4.56	4.70
Long-term debt to total capitalization	0.43	0.41	0.45	0.52	0.61

(1) Certain amounts for 1998 have been reclassified to conform to the presentation used for 1999. The reclassifications had no effect on net income.

(2) Prior to 1998, the Company had available unused net operating loss carryforwards to offset any federal income tax liability.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 1999, the Company operated 113 outpatient physical and/or occupational therapy clinics in 29 states. The average age of the 113 clinics in operation at December 31, 1999 was 3.7 years. Since inception of the Company, 118 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed six facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. The sale of fixed assets and the concurrent closure of two of the clinics occurred during 1997. No loss was recognized relating to these 1997 closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1997 of $(6,000) and $57,000, respectively. The closure of one of the Company's clinics, due to adverse clinic performance, occurred during 1998. See "Loss on Closure of Facility" for additional information. During 1999, three additional clinics were closed with no loss being recognized relating to these closures. These three clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1999 of $263,000 and $333,000, respectively, for the year ended December 31, 1998 of $815,000 and $728,000, respectively, and for the year ended December 31, 1997 of $860,000 and $708,000, respectively.

While the business of physical and occupational therapy remains the Company's primary focus, the Company's Board of Directors has approved the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative.

Fiscal Year 1999 Compared to Fiscal Year 1998

Net Patient Revenues

Net patient revenues increased to $49,056,000 for 1999 from $43,179,000 for 1998, an increase of $5,877,000, or 14%. Net patient revenues from the 17 clinics opened during 1999 (the "1999 New Clinics") accounted for 25% of the increase, or $1,488,000. The remaining increase of $4,389,000 in net patient revenues comes from those 96 clinics opened before 1999 (the "Old Clinics"). Of the $4,389,000 increase in net patient revenues from the Old Clinics, $3,958,000 was due to a 9% increase in the number of patient visits, while $431,000 was due to a 0.9% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001.

Other Revenues

Other revenues, consisting of interest, management fees and sublease income, increased by $173,000, or 25%, to $879,000 for 1999 from $706,000 for 1998. This increase was due primarily to an increase in management fees earned in connection with several contracts the Company entered into during 1998 to manage third-party physical therapy clinics, offset, in part, by a decrease in interest income due primarily to lower average amounts of cash available for investment during 1999.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues decreased to 74% for 1999 from 76% for 1998, reflecting higher net patient revenues.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $22,613,000 for 1999 from $20,125,000 for 1998, an increase of $2,488,000, or 12%. Approximately 31% of the increase, or $781,000, was due to the 1999 New Clinics. The remaining 69% increase, or $1,707,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics, coupled with an increase in bonuses earned by the managing therapists at the Old Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues decreased to 46% for 1999 compared to 47% for 1998.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $12,404,000 for 1999 from $11,454,000 for 1998, an increase of $950,000, or 8%. Approximately 71% of the increase, or $674,000, was due to the 1999 New Clinics, while 29%, or $276,000, of the increase was due to the Old Clinics. The increase in rent, clinic supplies and other for the Old Clinics relates to the fact that of the 20 clinics opened during 1998, 65% opened during the second half of the year. Accordingly, 1999 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net patient revenues declined to 25% for 1999 compared to 27% for 1998.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1,165,000 for 1999 from $1,143,000 for 1998, an increase of 2%, or $22,000. This increase was due to a $32,000 increase associated with the 1999 New Clinics, offset, in part, by a decrease of $10,000 related the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues declined to 2.4% for 1999 compared to 2.6% for 1998.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $4,803,000 for 1999 from $4,240,000 for 1998, an increase of $563,000, or 13%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for 1999 and 1998.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of the new surgery center line of business. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $288,000, or 21%, to $1,684,000 in 1999 from $1,396,000 in 1998. Recruitment and development expenses related to the new surgery center initiative accounted for 133%, or $384,000, of the increase between 1999 and 1998. The majority of the $384,000 surgery center costs related to consulting fees, salaries of development personnel, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers, coupled with costs incurred to begin development of systems needed to operate surgery centers. Excluding the effects of the new surgery center initiative, recruitment and development costs decreased $96,000 from 1998 to 1999. Recruitment and development costs as a percent of net patient revenues remained unchanged at 3% for 1999 and 1998.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $714,000, or 38%, to $2,577,000 for 1999 from $1,863,000 for 1998 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes

Excluding the 1998 loss on closure of the Corpus Christi, Texas facility, the Company's income before income taxes rose $1,028,000, or 35%, to $3,962,000 for 1999 from $2,934,000 for 1998 principally due to the $6,050,000 increase in net revenues, offset, in part, by the increase of $3,460,000 in clinic operating costs, the $851,000 increase in corporate office costs and the $714,000 increase in minority interests in earnings of subsidiary limited partnerships.

Provision for Income Taxes

The provision for income taxes increased to $1,568,000 for 1999 from $1,108,000 for 1998, an increase of $460,000, or 42%. During 1999 and 1998, the Company accrued income taxes at effective tax rates of 40% and 41%, respectively. The 1999 and 1998 rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Fiscal Year 1998 Compared to Fiscal Year 1997

Net Patient Revenues

Net patient revenues increased to $43,179,000 for 1998 from $38,342,000 for 1997, an increase of $4,837,000, or 13%. Net patient revenues from the 20 clinics opened in 1998 (the "1998 New Clinics") accounted for 29% of the increase, or $1,416,000. The remaining increase of $3,421,000 in net patient revenues comes from those 79 clinics opened before 1998. The majority of the $3,421,000 increase in net patient revenues from these clinics resulted from an 8% increase in the number of patient visits, coupled with a slight increase in the average net revenue per visit.

Other Revenues

Other revenues, consisting of interest, management fees, sublease and real estate commission income, increased by $241,000, or 52%, to $706,000 for 1998 from $465,000 for 1997. This increase was due primarily to an increase in management fees earned in connection with several contracts the Company entered into during 1998 to manage third-party physical therapy clinics, coupled with an increase in interest income as a result of the higher average amount of cash and cash equivalents available for investment during 1998 compared to 1997.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues remained unchanged at 76% for 1998 and 1997.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $20,125,000 for 1998 from $17,624,000 for 1997, an increase of $2,501,000, or 14%. Approximately 38% of the increase, or $956,000, was due to the 1998 New Clinics. The remaining 62% increase, or $1,545,000, was due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1998, coupled with an increase in bonuses earned by the managing therapists at the clinics opened prior to 1998. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues increased to 47% for 1998 compared to 46% for 1997.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $11,454,000 for 1998 from $10,562,000 for 1997, an increase of $892,000, or 8%. Approximately 97% of the increase, or $867,000, was due to the 1998 New Clinics, while 3%, or $25,000, of the increase was due to the clinics opened prior to 1998. Rent, clinic supplies and other as a percent of net patient revenues declined to 27% for 1998 compared to 28% for 1997.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1,143,000 for 1998 from $1,050,000 for 1997, an increase of 9%, or $93,000. Approximately 32% of the increase, or $29,000, was due to the 1998 New Clinics, while 68%, or $64,000, of the increase related to the clinics opened prior to 1998. The provision for doubtful accounts as a percent of net patient revenues declined slightly to 2.6% in 1998 from 2.7% in 1997.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $4,240,000 for 1998 from $3,666,000 for 1997, an increase of $574,000, or 16%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. Coupled with this increase was an increase in legal and professional fees associated with opening an increased number of clinics in 1998. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent for 1998 increased substantially. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for 1998 and 1997.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development personnel have no involvement with a facility following opening. Recruitment and development costs increased $291,000, or 26%, to $1,396,000 in 1998 from $1,105,000 in 1997. The majority of this increase relates to an increase in salaries and benefits of recruitment and development personnel which were added to facilitate the acceleration of new clinic openings during 1998 from the level of 13 new clinics opened during 1997. Coupled with the increase in salaries and benefits is an increase in travel expenses and recruiting and marketing fees which also correlate with the higher number of clinics opened during 1998. Recruitment and development costs as a percent of net patient revenues remained unchanged at 3% for 1998 and 1997.

Loss on Closure of Facility

In August 1998, the Company closed a clinic located in Corpus Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

The Corpus Christi, Texas clinic accounted for net patient revenues for 1998 and 1997 of $218,000 and $407,000, respectively. This clinic accounted for clinic operating costs for 1998 and 1997 of $603,000 and $575,000, respectively.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $285,000, or 18%, to $1,863,000 in 1998 from $1,578,000 in 1997 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes

The Company's income before income taxes for 1998 of $2,704,000 exceeded income before income taxes for 1997 of $2,481,000 principally due to the $5,078,000 increase in net revenues, offset, in part, by the $3,486,000 increase in clinic operating costs, the $865,000 increase in corporate office costs, the $230,000 loss on closure of facility, and the $285,000 increase in minority interests in earnings of subsidiary limited partnerships.

Provision for Income Taxes

The provision for income taxes increased $1,053,000 to $1,108,000 for 1998 from $55,000 for 1997. During 1997, the Company utilized its unused net operating loss carryforwards to offset any federal income tax expense. During 1998, the Company accrued income taxes at a tax rate of 41% which exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

At December 31, 1999, the Company had $4,030,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at December 31, 1999 was $993,000 of short-term commercial paper and $1,245,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

The decrease in cash of $2,298,000 from December 31, 1998 to December 31, 1999 is due to the Company's use of cash to repurchase 346,000 shares of its common stock in May 1999 for $3,414,000, fund capital expenditures primarily for physical therapy equipment and leasehold improvements of $2,097,000, purchase of intangibles in the amount of $24,000, distribute $1,970,000 to minority investors in subsidiary limited partnerships and pay on notes payable of $32,000, offset, in part, by cash provided by operating activities of $5,050,000, proceeds from the sale of fixed assets of $25,000, proceeds from sales of minority interests in partnerships of $29,000 and proceeds of $135,000 from the exercise of stock options.

The Company's current ratio increased to 6.79 to 1.00 at December 31, 1999 from 5.45 to 1.00 at December 31, 1998. The increase in the current ratio was due primarily to an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable, a reduction in trade accounts payable, accrued expenses and estimated third-party payor (Medicare) settlements, and an increase in other accounts receivable, offset, in part, by a decrease in cash and cash equivalents.

At December 31, 1999, the Company had a debt-to-equity ratio of 0.76 to 1.00 compared to 0.70 to 1.00 at December 31, 1998. The increase in the debt-to-equity ratio from December 31, 1998 to December 31, 1999 resulted from the decrease in equity due to the common stock repurchase of $3,414,000, offset, in part, by net income of $2,394,000 and the proceeds from the exercise of stock options of $135,000.

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

In April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 346,000 shares of its common stock at a price not greater than $10.00 nor less than $8.50 per share. The Company conducted the repurchases through a procedure commonly referred to as a "Dutch Auction," and completed the repurchase of 346,000 shares (9.6% of the then outstanding shares) in May 1999. The shares were repurchased at a price of $9.75 per share for a total aggregate cost of $3,414,000 (including expenses).

Management believes that existing funds, supplemented by cash flows from existing operations will be sufficient to meet its current operating needs and its development plans.

Recently Promulgated Accounting Standards

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires public companies to use the "Management Approach" for disclosing segment information. This replaces the "Industry Approach" required by Statement No. 14. The new standard did not have a material impact on the Company because the Company's management approach is to view the Company as one reportable segment.

Year 2000

The Year 2000 problem is the result of two potential malfunctions that could have had an impact on the Company's systems and equipment. The first potential problem arose due to computers being programmed to use two rather than four digits to define the applicable year. The second potential problem arose in embedded chips, where microchips and micro controllers were designed using two rather than four digits to define the applicable year. To date, the Year 2000 has not posed any material problems for the Company. However, no assurance can be given that problems will not occur in the future. The total cost incurred by the Company in preparation for potential Year 2000 problems was $103,000. The majority of these costs related to purchases of equipment and software which were capitalized and being expensed over a useful life of three years.

Factors Affecting Future Results

Clinic Development

As of December 31, 1999, the Company had 113 clinics in operation, 17 of which opened in 1999. Management's goal for 2000 is to open an additional 23 clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened in 1999 should favorably impact the Company's results of operations for 2000 and beyond.

Growth in Physical Therapy Management

In July 1998, the Company entered into an agreement with an orthopedic group to manage a physical therapy facility in New England, bringing facilities managed for third parties, including physician groups, to five. Management believes that with physician groups facing declining incomes, the income resulting from the ownership of in-house physical therapy facilities is becoming increasingly attractive to physicians. The Company believes it has adequate internally generated funds to support its planned growth in this area.

Surgery Center Initiative

While the business of physical and occupational therapy remains the Company's primary focus, the Company's Board of Directors approved the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative. The Company has hired a Senior Vice President of Surgery Center Operations and engaged a consultant, with several years of experience in the acquisition, construction, and operation of surgery centers, to assist the Company to develop the systems, methods, and projects necessary for a surgery center business. For 1999, the Company expensed approximately $384,000 related to the development of its surgery center business.

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 1999, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and

$3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, the "Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."

Item 8. Financial Statements and Supplementary Data.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Physical Therapy, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule for the year ended December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP

Houston, Texas
March 10, 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998, and 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Houston, Texas
March 16, 1999

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31,
	1999	1998

ASSETS
Current assets:
   Cash and cash equivalents
   Patient accounts receivable, less allowance for
      doubtful accounts of $2,014 and $1,692,
      respectively
   Accounts receivable - other
   Other current assets
          Total current assets

	$ 4,030 9,605 384 630 14,649	$ 6,328 8,505 270 614 15,717
Fixed assets: Furniture and equipment Leasehold improvements Less accumulated depreciation and amortization	10,625 5.306 15,931 9,446 6,485	9,523 4,537 14,060 7,636 6,424
Non-compete agreements, net of amortization of $380 and $340, respectively Goodwill, net of amortization of $230 and $169, respectively Other assets	16 948 1,248 $ 23,346	41 1,000 1,180 $ 24,362

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	1999	1998
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Accounts payable - trade Accrued expenses Estimated third-party payor (Medicare) settlements Notes payable Total current liabilities	$ 349 1,329 439 39 2,156	$ 506 1,403 944 32 2,885

Notes payable - long-term portion
Convertible subordinated notes payable
Minority interests in subsidiary limited partnerships
Commitments
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000 shares
      authorized, -0- shares outstanding
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 3,636,509 and 3,616,509 shares
      outstanding at December 31, 1999 and 1998,
      respectively
   Additional paid-in capital
   Accumulated earnings (deficit)
   Treasury stock at cost, 350,900 and 4,900 shares
      held at December 31, 1999 and 1998, respectively
          Total shareholders' equity

	37 8,050 2,383 - - 36 11,831 2,314 (3,461) 10,720 $ 23,346	76 8,050 1,746 - - 36 11,696 (80) (47) 11,605 $ 24,362

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Year Ended December 31,
	1999	1998	1997
Net patient revenues Other revenues Net revenues	$ 49,056 879 49,935	$ 43,179 706 43,885	$ 38,342 465 38,807
Clinic operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	22,613 12,404 1,165 36,182	20,125 11,454 1,143 32,722	17,624 10,562 1,050 29,236
Corporate office costs: General and administrative Recruitment and development	4,803 1,684 6,487	4,240 1,396 5,636	3,666 1,105 4,771
Loss on closure of facility	-	230	-
Operating income before non-operating expenses	7,266	5,297	4,800
Interest expense	727	730	741
Minority interests in subsidiary limited partnerships	2,577	1,863	1,578
Income before income taxes	3,962	2,704	2,481
Provision for income taxes	1,568	1,108	55
Net income	$ 2,394	$ 1,596	$ 2,426
Basic earnings per common share	$ .70	$ .44	$ .67
Diluted earnings per common share	$ .68	$ .43	$ .65

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)
	Common Stock		Add'l Paid-in Capital	Accumu -lated Earnings /(Deficit)	Treasury Stock		Total Share -holders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 1997	3,595	$ 36	$11,661	($4,102)	-	$ -	$7,595
Proceeds from exercise of stock options	4	-	28	-	-	-	28
Proceeds from exercise of warrants	17	-	-	-	-	-	-
Repurchase of treasury shares	-	-	-	-	(5)	(47)	(47)
Net income	-	-	-	2,426	-	-	2,426
Balance at December 31, 1997	3,616	36	11,689	(1,676)	(5)	(47)	10,002
Proceeds from exercise of stock options	1	-	7	-	-	-	7
Net income	-	-	-	1,596	-	-	1,596
Balance at December 31, 1998	3,617	36	11,696	(80)	(5)	(47)	11,605
Proceeds from exercise of stock options	20	-	135	-	-	-	135
Repurchase of treasury shares	-	-	-	-	(346)	(3,414)	(3,414)
Net income	-	-	-	2,394	-	-	2,394
Balance at December 31, 1999	3,637	$ 36	$11,831	$ 2,314	(351)	($3,461)	$10,720

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,
1999	1998	1997

Operating activities
Net income
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization
      Minority interests in earnings of
        subsidiary limited partnerships
      Provision for bad debts
      Loss on sale of fixed assets
      Loss on disposal of certain assets in
        closure of facility
Changes in operating assets and liabilities:
   Increase in patient accounts receivable
   Increase in accounts receivable - other
   Decrease (increase) in other assets
   Increase (decrease) in accounts payable
      and accrued expenses
   Decrease in estimated third-party payor
      (Medicare) settlements

Net cash provided by operating activities

$ 2,394 2,090 2,577 1,165 9 - (2,265) (114) (94) (207) (505) 5,050	$ 1,596 2,071 1,863 1,143 - 144 (1,941) (83) 61 326 (151) 5,029	$ 2,426 1,880 1,578 1,050 28 - (2,398) (60) (867) 337 (182) 3,792

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	1999	1998	1997

Investing activities
Purchase of fixed assets
Purchase of intangibles
Proceeds on sale of fixed assets
Net cash used in investing activities

Financing activities
Proceeds from notes payable
Payment of notes payable
Acquisition of treasury stock
Proceeds from investment of minority
   investors in subsidiary limited partnerships
Proceeds from exercise of stock options
Distributions to minority investors in
   subsidiary limited partnerships
Net cash used in financing activities

Net increase (decrease) in cash and
   cash equivalents
Cash and cash equivalents - beginning of year
Cash and cash equivalents - end of year

	(2,097) (24) 25 (2,096) - (32) (3,414) 29 135 (1,970) (5,252) (2,298) 6,328 $ 4,030	(2,357) (192) 26 (2,523) - (55) - 6 7 (1,692) (1,734) 772 5,556 $ 6,328	(1,844) (276) 67 (2,053) 40 (73) (47) 1 28 (1,044) (1,095) 644 4,912 $ 5,556
Supplemental disclosures of cash flow information Cash paid during the year for: Income taxes Interest	$ 1,763 $ 651	$ 816 $ 657	$ 735 $ 667

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") develops, owns and operates outpatient physical and occupational therapy clinics. As of December 31, 1999, the Company owned and operated 113 clinics in 29 states. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

While the business of physical and occupational therapy remains the Company's primary focus, the Company's Board of Directors has approved the establishment of a new line of business to own and manage surgery centers in partnerships with surgeons. Although no agreements have been reached to date, the Company is in discussions with a number of orthopedic, as well as other, surgeons as part of its new surgery center initiative.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest, with the exception of one clinic in which the Company owns a 6% general partnership interest, and limited partnership interests ranging from 59% to 99% in the clinics it owns and operates (89% of the clinics were at 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interest in the equity and earnings of the subsidiary clinic limited partnerships is presented separately in the consolidated financial statements.

2. Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and United States government agency securities. Included in cash and cash equivalents at December 31, 1999 was $993,000 of short-term commercial paper and $1,245,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

Non-compete agreements are being amortized on a straight-line basis over their respective terms, ranging from two to seven years. Goodwill is being amortized on a straight-line basis over twenty years.

In August 1998, the Company closed a clinic located in Corpus Christi, Texas due to adverse clinic performance. During 1998, the Company recognized a $230,000 loss relating to this closure. Of the $230,000 loss, $18,000 represented lease commitments, $99,000 was due to the write-off of goodwill, fixed assets, leasehold improvements and a non-compete agreement and the remainder was costs incurred in connection with closing the facility.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Net Patient Revenues

Net patient revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates.

Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Beginning in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for Medicare therapy services provided in 2000 and 2001.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 1999. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Earnings

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income (earnings) and its components, in the statement of operations and statement of stockholders' equity, including net earnings as a component. Comprehensive earnings is the change in equity of a business from transactions and other events and circumstances from non-owner sources.

Fair Values

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The fair values of the majority of long-term borrowings are not readily determinable due to the features of the borrowings which are described fully in Note 4.

Net Income Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying consolidated financial statements for 1998 have been reclassified to conform with the presentation used for 1999.

3. Non-Cash Transaction

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B (the "Series B Notes"). The Series B Notes contained a Contingent Interest Enhancement provision which allowed the Series B Note holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. In 1996, a total of 70,965 shares of the Company's common stock were issued in connection with the Contingent Interest Enhancement provision. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 70,965 shares. Interest expense for 1999, 1998 and 1997 included $75,000 per year of amortization relating to the deferred financing costs.

4. Notes Payable

On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which are subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran, who purchased $2,000,000 of the Notes. The Notes bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price is $10.00 per share (subject to adjustment as provided in the Notes). The Company can require the Note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $20.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. As of December 31, 1999, none of the Notes had been converted into common stock of the Company.

On May 5, 1994, the Company completed the issuance and sale of the Series B Notes. The Series B Notes were issued at par in a private placement. The Series B Notes are convertible, at the option of the holder, into the number of whole shares of the Company's common stock determined by dividing the principal amount so converted by $12.00 (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The Company can require the Note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $20.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. The Series B Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 70,965 shares of its common stock in connection with the interest enhancement provision.

The Company also completed on May 5, 1994, the issuance and sale of $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Notes were issued at par in a private placement to a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran. The Series C Notes are convertible, at the option of the holder, into the number of whole shares of common stock determined by dividing the principal amount so converted by $10.00, subject to adjustment upon the occurrence of certain events. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly.

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

Notes payable as of December 31, 1999 and 1998 consist of the following:

	December 31,
	1999	1998

Promissory note at a floating interest rate of 1% above
prime, payable in monthly installments through
November 1, 2001.  This note is secured by the facility,
with a net book value of approximately $70,000, of
one of the Company's clinics.

	$ 17,000	$ 25,000
Promissory note with an 8% interest rate payable in equal monthly installments through March 19, 2007. This note is secured by the facility, with a net book value of approximately $47,000, of one of the Company's clinics.	32,000	35,000
Unsecured promissory notes with a 7% interest rate payable in equal monthly installments through December 31, 2000.	27,000	48,000
8% Convertible Subordinated Notes due June 30, 2003 with interest payable quarterly.	3,050,000	3,050,000
8% Convertible Subordinated Notes, Series B, due June 30, 2004 with interest payable quarterly.	2,000,000	2,000,000
8% Convertible Subordinated Notes, Series C, due June 30, 2004 with interest payable quarterly.	3,000,000	3,000,000
	8,126,000	8,158,000
Less current portion	(39,000)	(32,000)
	$8,087,000	$8,126,000

Scheduled maturities for the next five years and thereafter as of December 31, 1999 are as follows:

2000 2001 2002 2003 2004 Thereafter	$ 39,000 12,000 4,000 3,054,000 5,005,000 12,000 $ 8,126,000

5. Related Party Transactions

During 1999, 1998 and 1997, the Company recognized interest expense of $414,000 per year relating to Convertible Subordinated Notes held by directors of the Company.

See Note 4 for additional information on related party transactions.

6. Income Taxes

Significant components of deferred tax assets at December 31 were as follows:

	1999	1998
Deferred tax assets: Vacation accrual Allowance for bad debt Depreciation Other Net deferred tax assets	$ 99,000 452,000 244,000 2,000 $ 797,000	$ 163,000 368,000 150,000 7,000 $ 688,000

The differences between the federal tax rate and the Company's effective tax rate at December 31 were as follows:

	1999		1998		1997
U.S. tax at statutory rate	$1,347,000	34.00%	$919,000	34.00%	$ 844,000	34.00%
Reduction in valuation allowance	-	-	-	-	(1,087,000)	(43.80)
State income taxes	197,000	4.98	156,000	5.77	170,000	6.87
Nondeductible expenses	22,000	0.55	32,000	1.18	16,000	0.63
Other - net	2,000	0.05	1,000	0.03	112,000	4.52
	$1,568,000	39.58%	$1,108,000	40.98%	$ 55,000	2.22%

Significant components of the provision/(benefit) for income taxes for the years ended December 31 were as follows:

	1999	1998	1997
Current: Federal State Total current	$1,378,000 299,000 1,677,000	$ 727,000 236,000 963,000	$ 630,000 258,000 888,000
Deferred: Federal State Total deferred	(109,000) - (109,000)	145,000 - 145,000	(833,000) - (833,000)
Total income tax provision	$1,568,000	$1,108,000	$ 55,000

The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income in the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

7. Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. All of the Company's stock option plans are administered by a committee comprised of selected members of the Board of Directors (the "Stock Option Committee").

1992 Stock Option Plan, as Amended

The Company has a 1992 Stock Option Plan, as amended (the "Option Plan") which permits the Company to grant to key employees and outside directors of the Company options to purchase up to 995,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the Option Plan are granted at an exercise price of not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of non-qualified options granted under the Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 1999, 1998 and 1997, 78,750, 78,750 and 78,750 incentive stock options and 800,925, 776,175 and 520,375 non-qualified stock options have been granted, respectively. Incentive stock options of 3,750, 3,750 and 3,750 and non-qualified stock options of 33,000, 13,000 and 12,125 have been exercised as of December 31, 1999, 1998 and 1997, respectively.

Outstanding incentive stock options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant. Of the 767,925 non-qualified stock options granted, but not yet exercised as of December 31,  1999, 273,000 options vest 100% on the date of grant, and 494,925 options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Option Plan activity and related information for the years ended December 31 follows:

	1999		1998		1997
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding- beginning of year	838,175	$9.44	583,250	$8.92	483,000	$8.68
Granted Exercised Forfeited Outstanding- end of year	43,000 (20,000) (18,250) 842,925	8.42 6.78 11.15 $9.42	262,800 (875) (7,000) 838,175	10.60 8.89 9.77 $9.44	111,250 (4,125) (6,875) 583,250	9.89 7.19 8.78 $8.92
Exercisable at end of year	489,563	$8.96	427,281	$8.89	329,063	$8.89
Weighted-average fair value of options granted during the year	$ 3.92		$ 4.41		$ 3.99

Exercise prices for options outstanding as of December 31, 1999 ranged from $6.25 to $12.19. The weighted-average remaining contractual life of those options was 6.67 years.

Executive Option Plan

The Executive Option Plan (the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 200,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No further grants of options will be made under the Executive Plan as a result of an amendment to the Option Plan during 1998. The exercise prices of the options granted under the Executive Plan are determined by the Stock Option Committee, and in the case of incentive and non-qualified options, may not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period extend beyond 10 years from the date of grant). The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Executive Plan activity and related information for the years ended December 31 follows:

	1999		1998		1997
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding- beginning of year	105,000	$13.31	105,000	$13.31	105,000	$13.31
Granted Exercised Forfeited Outstanding- end of year	- - (20,000) 85,000	- - 12.69 $13.46	- - - 105,000	- - - $ 9.44	- - - 105,000	- - - $13.31
Exercisable at end of year	85,000	$13.46	95,000	$13.15	60,000	$13.05

Exercise prices for options outstanding as of December 31, 1999 ranged from $12.69 to $14.88. The weighted-average remaining contractual life of those options was 3.82 years.

1999 Employee Stock Option Plan

During 1999, the Company adopted the 1999 Employee Stock Option Plan (the "1999 Option Plan") which permits the Company to grant to certain non-officer employees of the Company up to 100,000 non-statutory options to purchase shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

The exercise prices of options granted under the 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 1999, 24,250 options had been granted, 2,000 options had been forfeited and no shares had been exercised under the 1999 Option Plan. The options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's 1999 Option Plan activity and related information for the year ended December 31 follows:

1999
	Options	Weighted- Average Exercise Price
Outstanding-beginning of year Granted Forfeited	- 24,250 (2,000)	$	- 8.44 8.44
Outstanding-end of year	22,250		$8.44
Exercisable at end of year	-		$-
Weighted-average fair value of options granted during the year	$ 3.93

The weighted-average remaining contractual life of those options was 9.63 years.

Non-Plan, Non-Qualifying Option Agreements

During 1999, the Board of Directors of the Company granted non-plan, non-qualifying options covering 25,000 and 50,000 shares of Company common stock (subject to proportionate adjustments in the event of stock dividends, splits and similar corporate transactions) at exercise prices of $8.75 and $8.44, respectively, to two individuals in connection with their offers of employment. The period within which each option will be exercisable is 10 years from the date of grant. The options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's non-plan, non-qualifying option activity and related information for the year ended December 31 follows:

1999
	Options	Weighted- Average Exercise Price
Outstanding-beginning of year Granted Forfeited	- 75,000 (25,000)	$	- 8.54 8.75
Outstanding-end of year	50,000		$8.44
Exercisable at end of year	-		$-
Weighted-average fair value of the 25,000 options granted during the year	$ 4.08
Weighted-average fair value of the 50,000 options granted during the year	$ 3.93

The weighted-average remaining contractual life of those options was 9.63 years.

The following weighted-average assumptions for 1999, 1998 and 1997 were used in estimating the fair value of the options granted under the Option Plan, the 1999 Option Plan and the non-plan, non-qualifying option agreements: risk-free interest rates ranging from 4.65% to 6.45%; dividend yield rate of 0%; volatility factors of the expected market price of the Company's common stock ranging from .245 to .261; and a weighted-average expected life of the option of eight years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and weighted-average expected lives of five to eight years for the remaining options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

	1999	1998	1997
Pro forma net income	$2,117	$1,347	$2,249
Pro forma earnings per share-basic	$0.62	$0.37	$0.62
Pro forma earnings per share-diluted	$0.62	$0.36	$0.61

In total, the Company has 1,984,917 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option Plan, the 1999 Employee Stock Option Plan, a non-plan, non-qualifying option agreement, the 8% Convertible Subordinated Notes, the Series B Notes and the Series C Notes.

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

10. Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized no contribution expense for the years ended December 31, 1999, 1998 and 1997, respectively.

11. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $3,815,000, $3,125,000 and $2,831,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for the next five years and in the aggregate are as follows:

2000 2001 2002 2003 2004 Thereafter	$3,631,000 3,211,000 2,420,000 1,533,000 746,000 82,000
$11,623,000

Employment Agreements

At December 31, 1999, the Company had an outstanding employment agreement with one of its executive officers for $220,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2002 .

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $7,125,000 in 2000 and $8,319,000 in the aggregate through 2004. In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapist partners of $8,073,000, $7,044,000 and $5,810,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The employment agreements generally include a non-competition provision which extends through the term of the agreement and for one to two years thereafter.

12. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	1999	1998	1997

Numerator:
  Net income
  Numerator for basic earnings
    per share
  Effect of dilutive securities:
    Interest on convertible
    subordinated notes payable
  Numerator for diluted earnings
    per share-income available
    to common stockholders
    after assumed conversions

	$2,394,000 $2,394,000 475,000 $2,869,000	$1,596,000 $1,596,000 - $1,596,000	$2,426,000 $2,426,000 - $2,426,000

Denominator:
  Denominator for basic earnings
    per share--weighted-average
    shares
  Effect of dilutive securities:
    Stock options
    Convertible subordinated
    notes payable
    Warrants
  Dilutive potential common shares
  Denominator for diluted earnings
    per share--adjusted weighted-
    average shares and assumed
    conversions

	3,400,000 35,000 772,000 - 807,000 4,207,000	3,611,000 132,000 - - 132,000 3,743,000	3,603,000 94,000 - 11,000 105,000 3,708,000
Basic earnings per share	$ 0.70	$ 0.44	$ 0.67
Diluted earnings per share	$ 0.68	$ 0.43	$ 0.65

During 1999, 1998 and 1997, the Company had outstanding The Notes, the Series B Notes and the Series C Notes (collectively the "Notes"). The Notes were not included in the computation of diluted earnings per share for 1998 and 1997 because the effect on the computation was anti-dilutive.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Board of Directors of the Company has appointed KPMG LLP as the Company's independent auditors effective September 27, 1999. KPMG LLP replaces Ernst & Young LLP, which served as the Company's independent auditors since 1992. Ernst & Young LLP was dismissed effective September 27, 1999.

The reports issued by Ernst & Young LLP on the Company's financial statements for fiscal 1997 and 1998 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope, or accounting principles.

The decision to change the Company's independent auditors to KPMG LLP was recommended by the Audit Committee of the Board of Directors of the Company and then ratified by the full Board of Directors.

During the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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
(a) (1)

The following consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets - December 31, 1999 and 1999

Consolidated Statements of Operations - years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity - years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements - December 31, 1999

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

(3)	List of Exhibits
3.1	Articles of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-47019) and incorporated herein by reference).
3.2	Bylaws of the Company, as amended (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference).

10.1	Convertible Subordinated Note Purchase Agreement dated June 2, 1993 (filed as an exhibit to the Company's Form 8-K dated June 10, 1993 and incorporated herein by reference).
10.2	Form of U.S. Physical Therapy, Inc. 8% Convertible Subordinated Notes (filed as an exhibit to the Company's Form 8-K dated June 2, 1993 and incorporated herein by reference).
10.3	Amendment to Convertible Subordinated Note Purchase Agreeement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).
10.4	Form of 8% Convertible Subordinated Notes, Series B (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
10.5	Registration Agreement for Series B Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
10.6	Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
10.7	Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
10.8	1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159) and incorporated herein by reference).
10.9	Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).
10.10	1999 Employee Stock Option Plan.
10.11	Non-Statutory Stock Option Agreement.
10.12

Amended and Restated Employment Agreement between the Company and Roy W. Spradlin (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).

16	Change in registrant's independent public accountants, which occurred on September 27, 1999 (filed on Form 8-K on September 30, 1999 and incorporated herein by reference).
21	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).
23.2	Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).
27	Financial Data Schedule.
(b)	Reports on Form 8-K No Form 8-K was filed during the quarter ended December 31, 1999.

Item 14. (d)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe	Balance at End of Period
YEAR ENDED DECEMBER 31, 1999: Reserves and allowances deducted from asset accounts: Allowance for uncollectible accounts	$1,692,000	$1,165,000		$ 843,000 (1)	$2,014,000
YEAR ENDED DECEMBER 31, 1998: Reserves and allowances deducted from asset accounts: Allowance for uncollectible accounts	$1,595,000	$1,143,000		$1,046,000 (1)	$1,692,000
YEAR ENDED DECEMBER 31, 1997: Reserves and allowances deducted from asset accounts: Allowance for uncollectible accounts	$1,159,000	$1,050,000		$ 614,000 (1)	$1,595,000
(1) Uncollectible accounts written off, net of recoveries

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC (Registrant)	By: /s/ J. Michael Mullin J. Michael Mullin, Chief Financial Officer (principal financial and accounting officer)
Date: March 29, 2000

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.

By: /s/ J. Livingston Kosberg J. Livingston Kosberg, Chairman of the Board	By: /s/ Marlin W. Johnston Marlin W. Johnston, Director
By: /s/ Mark J. Brookner Mark J. Brookner, Vice Chairman of the Board	By: /s/ James B. Hoover James B. Hoover, Director
By: /s/ Roy W. Spradlin Roy W. Spradlin, President, Chief Executive Officer and Director (principal executive officer)	By: /s/ Richard C.W. Mauran Richard C.W. Mauran, Director
By: /s/ Daniel C. Arnold Daniel C. Arnold, Director	By: Albert L. Rosen, Director
By: /s/ Bruce D. Broussard Bruce D. Broussard, Director

INDEX OF EXHIBITS
EXHIBIT NO.	IDENTITY OF EXHIBIT	PAGE NO.
3.1	Articles of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-47019) and incorporated herein by reference).	--
3.2	Bylaws of the Company, as amended (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference).	--
10.1	Convertible Subordinated Note Purchase Agreement dated June 2, 1993 (filed as an exhibit to the Company's Form 8-K dated June 10, 1993 and incorporated herein by reference).	--
10.2	Form of U.S. Physical Therapy, Inc. 8% Convertible Subordinated Notes (filed as an exhibit to the Company's Form 8-K dated June 2, 1993 and incorporated herein by reference).	--
10.3	Amendment to Convertible Subordinated Note Purchase Agreement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).	--
10.4	Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).	--
10.5	Registration Agreement for Series B Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).	--
10.6	Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).	--

INDEX OF EXHIBITS
EXHIBIT NO.	IDENTITY OF EXHIBIT	PAGE NO.
10.7	Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).	--
10.8	1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).	--
10.9	Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).	--
10.10	1999 Employee Stock Option Plan.	65
10.11	Non-Plan, Non-Qualifying Stock Option Agreement.	81
10.12	Amended and Restated Employment Agreement between the Company and Roy W. Spradlin filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).	--
16	Change in registrant's independent public accountants, which occurred on September 27, 1999 (filed on Form 8-K on September 30, 1999 and incorporated herein by reference).	--
21	Subsidiaries of the Registrant.	93
23.1	Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).	101
23.2	Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).	102
27	Financial Data Schedule.	103

EXHIBIT 10.10

U.S. PHYSICAL THERAPY, INC.

1999 EMPLOYEE STOCK OPTION PLAN

Scope and Purpose of Plan

This U.S. Physical Therapy, Inc. 1999 Employee Stock Option Plan (the "Plan") provides for the granting of Non-statutory Options (hereinafter defined) to certain employees of U.S. Physical Therapy, Inc., a Nevada corporation (the "Corporation"), or of its Affiliates (hereinafter defined) or of U.S. PT Management, Ltd., a Texas limited partnership ("USPTM").

The purpose of the Plan is to provide an incentive for certain employees of the Corporation or its Affiliates or USPTM to remain in the service of the Corporation or its Affiliates or USPTM, to extend to them the opportunity to acquire a proprietary interest in the Corporation so that they will apply their best efforts for the benefit of the Corporation, and to aid the Corporation in attracting able persons to enter the service of the Corporation and its Affiliates or USPTM.

SECTION 1. Definitions.

1.1 "Affiliates" shall mean (a) any corporation, other than the Corporation, in an unbroken chain of corporations ending with the Corporation if each of the corporations, other than the Corporation, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain and (b) any corporation, other than the Corporation, in an unbroken chain of corporations beginning with the Corporation if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

1.2 "Agreement" shall mean the written agreement between the Corporation and a Holder evidencing the Option granted by the Corporation and the understanding of the parties with respect thereto.

1.3 "Board of Directors" shall mean the board of directors of the Corporation.

1.4 "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.5 "Committee" shall mean the committee appointed pursuant to Section 3 hereof by the Board of Directors to administer this Plan.

1.6 "Eligible Individuals" shall mean employees of the Corporation or of any of its Affiliates or of USPTM, but excluding officers or directors of the Corporation.

1.7 "Fair Market Value" shall mean:

(a) If shares of Stock of the same class are listed or admitted to unlisted trading privileges on any national or regional securities exchange at the date of determining the Fair Market Value, the last reported sale price on such exchange on the last business day prior to the date in question; or

(b) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.7(a) and sales prices therefor in the over-the-counter market shall be reported by the National Association of Securities Dealers, Inc. Automated Quotations, Inc. ("NASDAQ") National Market System at the date of determining the Fair Market Value, the last reported sale price so reported on the last business day prior to the date in question; or

(c) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.7(a) and sales prices therefor shall not be reported by the NASDAQ National Market System as provided in Subparagraph 1.7(b), and bid and asked prices therefor in the over-the-counter market shall be reported by NASDAQ (or, if not so reported, by the National Quotation Bureau Incorporated) at the date of determining the Fair Market Value, the average of the closing bid and asked prices on the last business day prior to the date in question; and

(d) If shares of Stock of the same class shall not be listed or admitted to unlisted trading privileges as provided in Subparagraph 1.7(a) and sales prices or bid and asked prices therefor shall not be reported by NASDAQ (or the National Quotation Bureau Incorporated) as provided in Subparagraph 1.7(b) or Subparagraph 1.7(c) at the date of determining the Fair Market Value, the value determined in good faith by the Board of Directors.

1.8 "Holder" shall mean an Eligible Individual to whom an Option has been granted.

1.9 "Nonstatutory Options" shall mean stock options that are not intended to satisfy the requirements of Section 422 of the Code.

1.10 "Options" shall mean Nonstatutory Options.

1.11 "Securities Act" shall mean the Securities Act of 1933, as amended.

1.12 "Stock" shall mean the Corporation's authorized common stock, $0.01 par value per share, together with any other securities with respect to which Options granted hereunder may become exercisable.

SECTION 2. Stock and Maximum Number of Shares Subject to the Plan.

2.1 Description of Stock and Maximum Shares Allocated. The Stock which may be issued upon the exercise of an Option may either be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine.

Subject to the adjustments provided for in Paragraph 6.5, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted hereunder may equal but shall not exceed 100,000 shares of Stock.

2.2 Restoration of Unpurchased Shares. If an Option granted hereunder expires or terminates for any reason during the term of this Plan and prior to the exercise of the Option in full, the shares of Stock subject to but not issued under such Option shall again be available for Options granted hereunder subsequent thereto.

SECTION 3. Administration of the Plan.

3.1 Committee. The Plan shall be administered by the Committee.  The Committee shall consist of not less than two individuals.

3.2 Duration, Removal, Etc. The members of the Committee shall serve at the pleasure of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from the Committee or to add members thereto. Vacancies on the Committee, however caused, shall be filled by action of the Board of Directors.

3.3 Meetings and Actions of Committee. The Committee shall elect one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. All decisions and determinations of the Committee shall be made by the majority vote or decision of all of its members present at a meeting; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions hereof and with the bylaws of the Corporation as it may deem advisable.

3.4 Committee's Powers. Subject to the express provisions hereof, the Committee shall have the authority, in its sole and absolute discretion, (a) to adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) to determine the terms and provisions of the respective Agreements (which need not be identical), including provisions defining or otherwise relating to (i) subject to Section 6 of the Plan, the term and the period or periods and extent of exercisability of the Options, (ii) the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, (iii) the effect of termination of employment upon the exercisability of the Options, and (iv) the effect of approved leaves of absence; (c) to accelerate the time of exercisability of any Option that has been granted; (d) to construe the terms of any Agreement and the Plan; and (e) to make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the

Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The Committee shall have full discretion to make all determinations on the matters referred to in this Paragraph 3.4; such determinations shall be final, binding and conclusive.

SECTION 4. Eligibility and Participation.

4.1 Eligible Individuals. Options may be granted hereunder only to persons who are Eligible Individuals at the time of the grant thereof.

4.2 No Right to Option. The adoption of the Plan shall not be deemed to give any person a right to be granted an Option.

SECTION 5. Grant of Options and Certain Terms of the Agreements.

Subject to the express provisions hereof, the Committee shall determine which Eligible Individuals shall be granted Options hereunder from time to time. In making grants, the Committee shall take into consideration the contribution the potential Holder has made or may make to the success of the Corporation or its Affiliates or of USPTM and such other considerations as the Board of Directors may from time to time specify. The Committee shall also determine the number of shares subject to each of such Options, and shall authorize and cause the Corporation to grant Options in accordance with such determinations.

The date on which the Committee completes all action constituting an offer of an Option to an individual, including the specification of the number of shares of Stock to be subject to the Option, shall be the date on which the Option covered by an Agreement is granted, even though certain terms of the Agreement may not be at such time determined and even though the Agreement may not be executed until a later time. For purposes of the preceding sentence, an offer shall be deemed made if the Committee has completed all such action except communication of the grant of the Option to the potential Holder. In no event, however, shall a Holder gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Option and the actual execution of the Agreement by the Corporation and the Holder.

Each Option granted hereunder shall be evidenced by an Agreement, executed by the Corporation and the Eligible Individual to whom the Option is granted, incorporating such terms as the Committee shall deem necessary or desirable. More than one Option may be granted hereunder to the same Eligible Individual and be outstanding concurrently hereunder.

Each Agreement may contain or otherwise provide for conditions giving rise to the forfeiture of the Stock acquired pursuant to an Option granted hereunder or otherwise and such restrictions on the transferability of shares of the Stock acquired pursuant to an Option granted hereunder or otherwise as the Committee in its sole and absolute discretion shall deem proper or advisable. Such conditions giving rise to forfeiture may include, but need not be limited to, the requirement that the Holder render substantial services to the Corporation or its Affiliates or of USPTM for a specified period of time.

SECTION 6. Terms and Conditions of Options.

All Options granted hereunder shall comply with, be deemed to include, and shall be subject to the following terms and conditions:

6.1 Number of Shares. Each Agreement shall state the number of shares of Stock to which it relates.

6.2 Exercise Price. Each Agreement shall state the exercise price per share of Stock. The exercise price per share of Stock subject to an Option shall not be less than the greater of (a) the par value per share of the Stock or (b) 100% of the Fair Market Value per share of the Stock on the date of the grant of the Option. The exercise price per share of Stock subject to an Option shall be determined by the Committee upon the granting of the Option, subject to the restrictions set forth above.

6.3 Medium and Time of Payment, Method of Exercise, and Withholding Taxes. The exercise price of an Option shall be payable upon the exercise of the Option in a manner that is acceptable to the Committee in its sole discretion, which form may include cash, shares of Stock or a share or shares of Stock owned by the Holder and surrendered for actual or deemed multiple exchanges of shares of Stock, or any combination thereof. Exercise of an Option shall not be effective until the Corporation has received written notice of exercise, specifying the number of whole shares to be purchased and accompanied by payment in full of the aggregate exercise price of the number of shares purchased. The Corporation shall not in any case be required to sell, issue, or deliver a fractional share of Stock with respect to any Option.

The Committee may, in its discretion, require a Holder to pay to the Corporation at the time of exercise of an Option or portion thereof the amount that the Corporation deems necessary to satisfy its obligation to withhold Federal, state or local income or other taxes incurred by reason of the exercise. Where the exercise of an Option does not give rise to an obligation to withhold Federal income or other taxes on the date of exercise, the Corporation may, in its discretion, require a Holder to place shares of Stock purchased under the Option in escrow for the benefit of the Corporation until such time as Federal income or other tax withholding is no longer required with respect to such shares or until such withholding is required on amounts included in the gross income of the Holder as a result of the exercise of an Option or the disposition of shares of Stock acquired pursuant thereto. At such later time, the Corporation, in its discretion, may require a Holder to pay to the Corporation the amount that the Corporation deems necessary to satisfy its obligation to withhold Federal, state or local income or other taxes incurred by reason of the exercise of the Option or the disposition of shares of Stock. Upon receipt of such payment by the Corporation, such shares of Stock shall be released from escrow to the Holder.

6.4 Term, Time of Exercise, and Transferability of Stock and Options. In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by the Holder or by the Holder's guardian or legal representative in accordance with the next sentence. An Option shall not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder. The provisions of the remainder of this Paragraph 6.4 shall apply to the extent a Holder's Agreement does not expressly provide otherwise.

If a Holder (a) voluntarily ceases to be an Eligible Individual or (b) ceases to be an Eligible Individual by reason that his status as such was terminated by the Corporation or one of its Affiliates or by USPTM (with or without cause), the Option shall terminate thirty days after such Holder ceases to be an Eligible Individual.

Notwithstanding the foregoing, if a Holder ceases to be an Eligible Individual by reason of (a) disability (as defined in Section 22(e)(3) of the Code) or (b) death, then the Holder shall have the right for twelve months after the date of disability or death to exercise an Option to the extent such Option is exercisable on the date of his disability.

That portion of the Option which is not exercisable on the date the Holder ceases to be an Eligible Individual shall terminate and be forfeited to the Corporation on the date of such cessation.

The Committee shall have authority to prescribe in any Agreement that the Option evidenced thereby may be exercised in full or in part as to any number of shares subject thereto at any time or from time to time during the term of the Option, or in such installments at such times during said term as the Committee may prescribe. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

Within a reasonable time or such time as may be permitted by law after the Corporation receives written notice that the Holder has elected to exercise all or a portion of an Option, accompanied by payment in full of the aggregate Option exercise price of the number of shares of Stock purchased, the Corporation shall issue and deliver a certificate representing the shares acquired in consequence of the exercise and any other amounts payable in consequence of such exercise. The number of the shares of Stock transferable due to an exercise of an Option under this Plan shall not be increased due to the passage of time, except as may be provided in an Agreement. However, this number of such shares of Stock which are transferable may increase due to the occurrence of certain events which are fully described in Paragraph 6.5.

Nothing herein or in any Option granted hereunder shall require the Corporation to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for the Corporation, constitute a violation of the Securities Act or any similar or superseding statute or statutes, or any other applicable statute or regulation, as then in effect. At the time of any exercise of an Option, the Corporation may, as a condition precedent to the exercise of such Option, require from the Holder of the Option (or in the event of his death, his legal representatives, heirs, legatees, or distributees) such written representations, if any, concerning his intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to the Corporation, may be necessary to ensure that any disposition by such Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees), will not involve a violation of the Securities Act or any similar or superseding statute or statutes, or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following or similar legend (in the event the shares of stock covered by Options granted under this Plan are not then registered under the Securities Act and under applicable state securities laws), or statements of other applicable restrictions, endorsed thereon, and, as described in the preceding sentence, may not be immediately transferable:

The shares of Stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws, in reliance upon an exception from registration. Without such registration, these shares may not be sold, transferred, assigned or otherwise disposed of unless, in the opinion of the Corporation and its legal counsel, such sale, transfer, assignment or disposition will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

6.5 Adjustments Upon Changes in Capitalization, Merger, Etc. Notwithstanding any other provision hereof, in the event of any change in the number of outstanding shares of Stock

(a) effected without receipt of consideration therefor by the Corporation, by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Corporation is the surviving corporation, or

(b) by reason of a spin-off of a part of the Corporation into a separate entity, or assumptions and conversions of outstanding grants due to an acquisition by the Corporation of a separate entity,

(1) the aggregate number and class of the reserved shares and the maximum number of shares subject to Options that may be granted to any officer or other employee during any calendar year, (2) the number and class of shares subject to each outstanding Option and (3) the exercise price of each outstanding Option shall be automatically adjusted to accurately and equitably reflect the effect thereon of such change (provided, however, that any fractional share resulting from such adjustment may be eliminated) so that the total number of outstanding shares subject to an Option shall be equivalent to the amount specified in Paragraph 2.1 of the Plan. In the event of a dispute concerning such adjustment, the Committee has full discretion to determine the resolution of the dispute. Such determination shall be final, binding and conclusive. The number of reserved shares or the number of shares subject to any outstanding Option shall be automatically reduced by any fraction included therein which results from any adjustment made pursuant to this Paragraph 6.5.

The following provisions of this Paragraph 6.5 shall apply unless a Holder's Agreement provides otherwise. In the event of:

(a) a dissolution or liquidation of the Corporation,

(b) a merger or consolidation (other than a merger effecting a reincorporation of the Corporation in another state or any other merger or a consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the merger or consolidation) in which the Corporation is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the stockholders of the parent of the Corporation and their proportionate interests therein immediately after the transaction are not substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the transaction; provided, however, that the Board of Directors may at any time prior to such a merger or consolidation provide by resolution that the foregoing provisions of this parenthetical shall not apply if a majority of the board of directors of such parent immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the transaction), or

(c) a transaction in which any person becomes the owner of 50% or more of the total combined voting power of all classes of stock of the Corporation (provided, however, that the Board of Directors may at any time prior to such transaction provide by resolution that this subparagraph (c) shall not apply if such acquiring person is a corporation and a majority of the board of directors of the acquiring corporation immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the acquisition of such 50% or more total combined voting power)

the Plan and all Options outstanding hereunder shall terminate, except to the extent provision is made in writing in connection with such transaction for the continuation of the Plan and/or the assumption of the Options theretofore granted, or for the substitution for such Options of new options covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Options theretofore granted shall continue in the manner and under the terms so provided. In the event of any such termination of the Plan, each individual holding an Option shall have the right (subject to the general limitations on exercise set forth in Paragraph 6.4 above), immediately prior to the occurrence of such termination and during such period occurring prior to such termination as the Board of Directors in its sole discretion shall determine and designate, to exercise such Option in whole or in part, whether or not such Option was otherwise exercisable at the time such termination occurs. The Board shall send written notice of an event that will result in such a termination to all individuals who hold Options not later than the time at which the Corporation gives notice thereof to its stockholders.

6.6 Rights as a Stockholder. A Holder shall have no right as a stockholder with respect to any shares covered by his Option until a certificate representing such shares is issued to him. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued, except as provided in Paragraph 6.5 hereof.

6.7 Modification,  Extension and Renewal of Options. Subject to the terms and conditions of and within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options granted under the Plan, or accept the surrender of Options outstanding hereunder (to the extent not theretofore exercised) and authorize the granting of new Options hereunder in substitution therefor (to the extent not theretofore exercised). The Committee may not, however, without the consent of the Holder, modify any outstanding Options so as to specify a higher or lower exercise price or base amount or accept the surrender of outstanding Incentive Options and authorize the granting of new Options in substitution therefor specifying a higher or lower exercise price. In addition, no modification of an Option granted hereunder shall, without the consent of the Holder, alter or impair any rights or obligations under any Option theretofore granted hereunder to such Holder under the Plan.

6.8 Furnish Information. Each Holder shall furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation by or under any applicable statute or regulation.

6.9 Obligation to Exercise;  Termination of Employment. The granting of an Option hereunder shall impose no obligation upon the Holder to exercise the same or any part thereof. In the event of a Holder's termination of employment with the Corporation or an Affiliate or USPTM, the unexercised portion of an Option granted hereunder shall terminate in accordance with Paragraph 6.4 hereof.

6.10 Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee shall deem advisable.

SECTION 7. Duration of Plan.

The Plan shall be effective as of the date of adoption by the Board of Directors of the Corporation. The Plan shall have no termination date. With respect to shares of Stock not currently covered by an outstanding Option, this Plan may be terminated at any time by the Board of Directors.

SECTION 8. Amendment of Plan.

The Board of Directors may at any time terminate or from time to time amend or suspend the Plan. No Option may be granted during any suspension of the Plan or after the Plan has been terminated and no amendment, suspension or termination shall, without a Holder's consent, alter or impair any of the rights or obligations under any Option theretofore granted to such Holder under the Plan.

SECTION 9. General.

9.1 Application of Funds. The proceeds received by the Corporation from the sale of shares pursuant to Options shall be used for general corporate purposes.

9.2 Right of the Corporation and Affiliates to Terminate. Nothing contained in the Plan, or in any Agreement, shall confer upon any Holder the right to continue in the employ of the Corporation or any Affiliate, or interfere in any way with the rights of the Corporation or any Affiliate to terminate his employment any time.

9.3 Authority of Committee. In addition to its authority expressed herein, the Committee shall have full and absolute discretion to make determinations under the Plan and any Agreement and to interpret the provisions of the Plan and any Agreement.

9.4 No Liability for Good Faith Determinations. Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission, or determination taken or made in good faith with respect to the Plan or any Option granted under it, and members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit, provided such settlement is approved by independent legal counsel selected by the Corporation, and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising therefrom to the full extent permitted by law and under any directors and officers liability or similar insurance coverage that may from time to time be in effect.

9.5 Information Confidential. As partial consideration for the granting of each Option hereunder, the Agreement may, in the Committee's sole and absolute discretion, provide that the Holder shall agree with the Corporation that he will keep confidential all information and knowledge that he has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration such breach, in determining whether to recommend the grant of any future Option to such Holder, as a factor militating against the advisability of granting any such future Option to such individual.

9.6 Other Benefits. Participation in the Plan shall not preclude the Holder from eligibility in any other stock option plan of the Corporation or any Affiliate or any old age benefit, insurance, pension, profit sharing, retirement, bonus, or other extra compensation plans which the Corporation or any Affiliate has adopted, or may, at any time, adopt for the benefit of its employees.

9.7 Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his legal representative, heir, legatee, or distributee, in accordance with the provisions hereof, shall, to the extent thereof, be in full satisfaction of all claims of such persons hereunder. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, to execute a release and receipt therefor in such form as it shall determine.

9.8 No Guarantee of Interests.  Neither the Committee nor the Corporation guarantees the Stock of the Corporation from loss or depreciation.

9.9 Payment of Expenses.  All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by the Corporation or its Affiliates; provided, however, the Corporation or an Affiliate may recover any and all damages, fees, expenses, and/or costs arising out of any actions taken by the Corporation to enforce its rights hereunder.

9.10 Corporation Records. Records of the Corporation or its Affiliates regarding the Holder's period of employment, termination of employment and the reason therefor, leaves of absence, re-employment, and other matters shall be conclusive for all purposes hereunder, unless determined by the Committee to be incorrect.

9.11 Information. The Corporation and its Affiliates shall, upon request or as may be specifically required hereunder, furnish or cause to be furnished, all of the information or documentation which is necessary or required by the Committee to perform its duties and functions under the Plan.

9.12 No Liability of Corporation.  The Corporation assumes no obligation or responsibility to the Holder or his legal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

9.13 Corporation Act.  Any action required of the Corporation shall be by resolution of its Board of Directors, by a person authorized to act by resolution of the Board of Directors, or by a person authorized to act by the bylaws of the Corporation.

9.14 Severability. If any provision of this Plan is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions hereof, but such provision shall be fully severable and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included herein.

9.15 Notices.  Whenever any notice is required or permitted hereunder, such notice must be in writing and personally delivered or sent by mail or by a nationally recognized courier service. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date on which it is personally delivered, or, if mailed, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has previously specified by written notice delivered in accordance herewith or, if by courier, 24 hours after it is sent, addressed as described in this Section, or, if by facsimile machine, the time mechanically recorded on the document by the facsimile process. The Corporation or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had previously specified for receiving notices. Until changed in accordance herewith, the Corporation and each Holder shall specify as its and his address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

9.16 Waiver of Notice. Any person entitled to notice hereunder may waive such notice.

9.17 Successors.  The Plan shall be binding upon the Holder, his legal representatives, heirs, legatees, and distributees, upon the Corporation, its successors, and assigns, and upon the Committee and its successors.

9.18 Headings. The titles and headings of Sections and Paragraphs are included for convenience of reference only and are not to be considered in construction of the provisions hereof.

9.19 Governing Law. All questions arising with respect to the provisions of the Plan shall be determined by application of the laws of the State of Nevada except to the extent Nevada law is preempted by federal law. Questions arising with respect to the provisions of an Agreement that are matters of contract law shall be governed by the laws of the state specified in the Agreement, except to the extent preempted by federal law and except to the extent that Nevada corporate law conflicts with the contract law of such state, in which event Nevada corporate law shall govern. The obligation of the Corporation to sell and deliver Stock hereunder is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

9.20 Word Usage. Words used in the masculine shall apply to the feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

EXHIBIT 10.11

U.S. PHYSICAL THERAPY, INC.

NON-STATUTORY STOCK OPTION AGREEMENT

THIS AGREEMENT is made and entered effective as of August 17, 1999 between U.S. Physical Therapy, Inc., a Nevada corporation (the "Corporation"), and Donna Alexander (the "Holder") in connection with the grant of a Non-statutory Option (hereinafter defined).

W I T N E S S E T H:

WHEREAS, the Holder is employed by the Corporation, one of its Affiliates (hereinafter defined) or U.S. PT Management, Ltd., a Texas limited partnership ("USPTM") and the Corporation desires to encourage him to own Stock (hereinafter defined) and to give him added incentive to advance the interests of the Corporation and desires to grant the Holder a Non-statutory Option (the "Option) to purchase shares of Stock of the Corporation under terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of these premises, the parties agree that the following shall constitute the Agreement between the Corporation and the Holder:

1. Definitions. For purposes of this Agreement, the following terms shall have the meanings specified below:

1.1 "Affiliates" shall mean (a) any corporation, other than the Corporation, in an unbroken chain of corporations ending with the Corporation if each of the corporations, other than the Corporation, owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain and (b) any corporation, other than the Corporation, in an unbroken chain of corporations beginning with the Corporation if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

1.2 "Agreement" shall mean the written agreement between the Corporation and the Holder which is embodied herein.

1.3 "Board of Directors" shall mean the board of directors of the Corporation.

1.4 "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.5 "Eligible Individual" shall mean an employee of the Corporation or of any of its Affiliates or of USPTM.

1.6 "Non-statutory Option" shall mean a stock option that is not intended to satisfy the requirements of section 422 of the Code.

1.7 "Securities Act" shall mean the Securities Act of 1933, as amended.

1.8 "Stock" shall mean the Corporation's authorized common stock, $.01 par value, together with any other securities with respect to which this Option may become exercisable.

2. Grant of Option. Subject to the terms and conditions set forth herein, the Corporation grants to the Holder an Option to purchase from the Corporation during the period ending ten years from the date of said grant 50,000 shares of Stock at a price of $8.4375 per share, subject to adjustment or termination as provided in Paragraph 12 below. This Option is exercisable with respect to the shares of Stock indicated as follows:

On and After	Number of Shares
two years after the grant date	12,500 shares of Stock
three years after the grant date	12,500 additional shares of Stock
four years after the grant date	12,500 additional shares of Stock
five years after the grant date	12,500 additional shares of Stock

Notwithstanding the foregoing, upon the occurrence of a "Change in Control" of the Corporation (as defined below), the Option shall become exercisable in full without regard to the foregoing schedule, except as provided in the next sentence. If, after reduction for any applicable federal excise tax that would be imposed on the Holder under Section 4999 of the Code and any federal income tax that would be imposed on the Holder by the Code, the Holder's net proceeds from an exercise of the Option in full and immediate sale of the Stock would be less than the amount of the Holder's net proceeds, after reduction for federal income taxes, resulting from an exercise of the Option and immediate sale of the Stock after acceleration of exercisability of the Option only to the extent of the "Parachute Cap" as defined below, then the Option shall become exercisable in the event of a Change in Control only to the extent of the Parachute Cap. For this purpose, the "Parachute Cap" means the maximum extent to which the Option could be made exercisable upon a Change in Control of the Corporation, taking into account any other payments or other benefits to the Holder from the Corporation or any Affiliate, without the Holder being deemed to have received a "parachute payment" as defined in Code Section 280G(b)(2). In the event that the application of the Parachute Cap would otherwise prevent the Option from becoming exercisable in full, the Holder shall have the right, in the Holder's discretion, to designate payments or other benefits to the Holder from the Corporation or any Affiliate (if any) that shall be reduced or eliminated so as to permit the Option to become exercisable to a greater extent.

A "Change in Control" shall mean any of the following events:

(a) a merger or consolidation to which the Corporation is a party if the individuals and entities who were stockholders of the Corporation immediately prior to the effective date of such merger or consolidation have beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3")) of less than 50 percent of the total combined voting power for election of directors of the surviving corporation following the effective date of such merger or consolidation; or

(b) the sale of all or substantially all of the assets of the Corporation to any person or entity that is not a wholly-owned subsidiary of the Corporation; or

(c) the stockholders of the Corporation approve any plan or proposal for the liquidation of the Corporation; or

(d) a change in the composition of the Board of Directors at any time during any consecutive 24-month period such that the Incumbent Directors cease for any reason to constitute at least a majority of the Board of Directors. For this purpose, the "Incumbent Directors" means those members of the Board of Directors who either:

(1) were directors at the beginning of such consecutive 24-month period; or

(2) were elected by, or on the nomination or recommendation of, a majority of the then-members of the Board of Directors.

3. Notice of Exercise. This Option may be exercised in whole or in part, from time to time, in accordance with Paragraph 2, by written notice to the Corporation at the address provided in Paragraph 11, which notice shall:

(a) specify the number of shares of Stock to be purchased and the exercise price to be paid therefor;

(b) if the person exercising this Option is not the Holder, contain or be accompanied by evidence satisfactory to the Committee of such person's right to exercise this Option; and

(c) be accompanied by payment in full of the purchase price in any form acceptable to the Committee in its sole discretion, which form may include cash, shares of Stock or a share or shares of Stock owned by the Holder and surrendered for actual or deemed multiple exchanges of shares of Stock, or any combination thereof. The Corporation shall not in any case be required to sell, issue, or deliver a fractional share of Stock with respect to this Option.

4. General Restrictions. The Corporation shall not be required to sell or issue any shares of Stock under this Option if the sale or issuance of such shares would constitute a violation by the individual exercising this Option or by the Corporation of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Corporation shall determine, in its discretion, that the listing, registration or qualification of any shares subject to this Option upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance or purchase of shares, this Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Corporation, and any delay caused thereby shall in no way affect the date of termination of this Option.

Specifically in connection with the Securities Act, unless a registration statement under such Act is in effect with respect to the shares of Stock covered by this Option, the Corporation shall not be required to sell or issue such shares unless the Corporation has received evidence satisfactory to it that the holder of this Option may acquire such shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Corporation shall be final, binding, and conclusive. The Corporation may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act. The Corporation shall not be obligated to take any affirmative action in order to cause the exercise of this Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that this Option shall not be exercisable unless and until the shares of Stock covered by this Option are registered or are subject to an available exemption from registration, the exercise of this Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption. At the time of any exercise of this Option, the Corporation may, as a condition precedent to the exercise of this Option, require from the Holder of the Option (or in the event of his death, his legal representatives, heirs, legatees, or distributees) such written representations, if any, concerning his intentions with regard to the retention or disposition of the shares being acquired by exercise of this Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to the Corporation, may be necessary to ensure that any disposition by such Holder (or in the event of his death, his legal representatives, heirs, legatees, or distributees), will not involve a violation of the Securities Act or any similar or superseding statute or statutes, or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following or similar legend (in the event the shares of Stock covered by this Option are not then registered under the Securities Act and under applicable state securities laws), or statements of other applicable restrictions, endorsed thereon, and, as described in the preceding sentence, may not be immediately transferable:

The shares of Stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment.

These shares have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws, in reliance upon an exception from registration. Without such registration, these shares may not be sold, transferred, assigned or otherwise disposed of unless, in the opinion of the Corporation and its legal counsel, such sale, transfer, assignment or disposition will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

5. Transfer and Exercise of Option. This Option shall not be transferable except by will or by the laws of descent and distribution. During the Holder's lifetime this Option may be exercised only by him. No assignment or transfer of this Option, whether voluntary or involuntary, by operation of law or otherwise, except a transfer by will or by the laws of descent or distribution, shall vest in the assignee or transferee any interest or right whatsoever in this Option.

6. Status of Holder. The Holder shall not be deemed a stockholder of the Corporation with respect to any of the shares of Stock subject to this Option, except to the extent that such shares shall have been purchased and transferred to him. The Corporation shall not be required to issue or transfer any certificates for shares of Stock purchased upon exercise of this Option until all applicable requirements of law have been complied with and, in the event that the Stock is publicly traded, such shares shall have been duly listed on any securities exchange on which the Stock may then be listed.

7. No Effect on Capital Structure. This Option shall not affect the right of the Corporation or any Affiliate thereof to reclassify, recapitalize or otherwise change its capital or debt structure or to merge, consolidate, convey any or all of its assets, dissolve, liquidate, windup, or otherwise reorganize.

8. Premature Expiration of Option. If a Holder (a) voluntarily ceases to be an Eligible Individual or (b) ceases to be an Eligible Individual by reason that his status as such was terminated by the Corporation or one of its Affiliates (with or without cause), this Option shall terminate thirty days after such Holder ceases to be an Eligible Individual.

Notwithstanding the foregoing, if a Holder ceases to be an Eligible Individual by reason of (a) disability (as defined in Section 22(e)(3) of the Code) or (b) death, then the Holder shall have the right for twelve months after the date of disability or death to exercise this Option to the extent that it is exercisable on the date of his disability.

That portion of this Option which is not exercisable on the date the Holder ceases to be an Eligible Individual shall terminate and be forfeited to the Corporation on the date of such cessation.

9. Board Authority. Any question concerning the interpretation of this Agreement, any adjustments required to be made under Paragraph12 and any controversy which may arise under this Agreement shall be determined by the Board of Directors in its sole discretion.

10. Tax Withholding. This Option is not intended to qualify as an "incentive stock option"within the meaning of section 422 of the Internal Revenue Code of 1986, as amended, and shall be so construed. The parties recognize that the Corporation or an Affiliate may be obligated to withhold federal, state and local income taxes and Social Security taxes to the extent that the Holder realizes ordinary income in connection with the exercise of the Option. The Holder agrees that the Corporation or Affiliate may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Holder, and also agrees that upon demand the Holder will promptly pay to the Corporation or Affiliate having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or cash equivalent.

11. Notice. Whenever any notice is required or permitted hereunder, such notice must be in writing and personally delivered or sent by mail, courier or facsimile machine. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has theretofore specified by written notice delivered in accordance herewith. The Corporation or Holder may change, at any time and from time to time, by written notice to the other, the address previously specified for receiving notices. Until changed in accordance herewith, the Corporation and the Holder specify their respective addresses as set forth below:

Corporation: Att'n:	U.S. Physical Therapy, Inc. Corporate Secretary 3040 Post Oak Boulevard, Suite 222 Houston, Texas 77056
Holder:	Donna Alexander 1720 Palmer Ave. Winter Park, FL 32789

12. Adjustments Upon Changes in Capitalization, Merger, Etc. Notwithstanding any other provision hereof, in the event of any change in the number of outstanding shares of Stock

(a) effected without receipt of consideration therefor by the Corporation, by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Corporation is the surviving corporation, or

(b) by reason of a spin-off of a part of the Corporation into a separate entity, or assumptions and conversions of outstanding grants due to an acquisition by the Corporation of a separate entity,

(1)  the number and class of shares subject to this Option and (2) the exercise price of this Option shall be automatically adjusted to accurately and equitably reflect the effect thereon of such change (provided, however, that any fractional share resulting from such adjustment may be eliminated). In the event of a dispute concerning such adjustment, the Board of Directors has full discretion to determine the resolution of the dispute. Such determination shall be final, binding and conclusive.

In addition to the foregoing, in the event of:

(a) a dissolution or liquidation of the Corporation,

(b) a merger or consolidation (other than a merger effecting a reincorporation of the Corporation in another state or any other merger or a consolidation in which the stockholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the merger or consolidation) in which the Corporation is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the stockholders of the parent of the Corporation and their proportionate interests therein immediately after the transaction are not substantially identical to the stockholders of the Corporation and their proportionate interests therein immediately prior to the transaction; provided, however, that the Board of Directors may at any time prior to such a merger or consolidation provide by resolution that the foregoing provisions of this parenthetical shall not apply if a majority of the board of directors of such parent immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the transaction), or

(c) a transaction in which any person becomes the owner of 50% or more of the total combined voting power of all classes of stock of the Corporation (provided, however, that the Board of Directors may at any time prior to such transaction provide by resolution that this subparagraph (c) shall not apply if such acquiring person is a corporation and a majority of the board of directors of the acquiring corporation immediately after the transaction consists of individuals who constituted a majority of the Board of Directors immediately prior to the acquisition of such 50% or more total combined voting power)

this Option shall terminate, except to the extent provision is made in writing in connection with such transaction for the assumption of this Option, or for the substitution for this Option of a new option covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and exercise price, in which event this Option shall continue in the manner and under the terms so provided. In the event of any such termination of this Option, the Holder shall have the right (subject to the general limitations on exercise set forth in Paragraph 8 above), immediately prior to the occurrence of such termination and during such period occurring prior to such termination as the Board of Directors in its sole discretion shall determine and designate, to exercise this Option in whole or in part, whether or not this Option was otherwise exercisable at the time such termination occurs. The Board shall send written notice of an event that will result in such a termination to the Holder not later than the time at which the Corporation gives notice thereof to its stockholders.

13. Rights as a Stockholder. The Holder shall have no right as a stockholder with respect to any shares covered by this Option until a certificate representing such shares is issued to him. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued, except as provided in Paragraph 12 hereof.

14. Furnish Information. The Holder shall furnish to the Corporation all information requested by the Corporation to enable it to comply with any reporting or other requirement imposed upon the Corporation by or under any applicable statute or regulation.

15. Termination of Employment. In the event of the Holder's termination of employment with the Corporation or an Affiliate or USPTM, the unexercised portion of this Option granted hereunder shall terminate in accordance with Paragraph 8 hereof.

16. Right of the Corporation, Affiliates Thereof and USPTM to Terminate Holder's Employment. Nothing contained in this Agreement shall confer upon the Holder the right to continue in the employ of the Corporation, any of its Affiliates or USPTM, or interfere in any way with the rights of the Corporation, any of its Affiliates or USPTM to terminate his employment at any time.

17. No Liability for Good Faith Determinations. The members of the Board of Directors shall not be liable for any act, omission, or determination taken or made in good faith with respect to this Agreement, and members of the Board of Directors shall be entitled to indemnification and reimbursement by the Corporation in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit, provided such settlement is approved by independent legal counsel selected by the Corporation, and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising therefrom to the full extent permitted by law and under any directors and officers liability or similar insurance coverage that may from time to time be in effect.

18. Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his legal representative, heir, legatee, or distributee, in accordance with the provisions hereof, shall, to the extent thereof, be in full satisfaction of all claims of such persons hereunder. The Board of Directors may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, to execute a release and receipt therefor in such form as it shall determine.

19. No Guarantee of Interests.  Neither the Board of Directors nor the Corporation guarantees the Stock of the Corporation from loss or depreciation.

20. Corporation Records. Records of the Corporation or its Affiliates (including USPTM) regarding the Holder's period of employment, termination of employment and the reason therefor, leaves of absence, re-employment, and other matters shall be conclusive for all purposes hereunder, unless determined by the Board of Directors to be incorrect.

21. No Liability of Corporation.  The Corporation assumes no obligation or responsibility to the Holder or his legal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Board of Directors.

22. Corporation Act.  Any action required of the Corporation shall be by resolution of its Board of Directors, by a person authorized to act by resolution of the Board of Directors, or by a person authorized to act by the bylaws of the Corporation.

23. Severability. If any provision of this Agreement is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions hereof, but such provision shall be fully severable and this Agreement shall be construed and enforced as if the illegal or invalid provision had never been included herein.

24. Entire Agreement. This Agreement constitutes the entire agreement and supersedes all prior understandings and agreements, written or oral, of the parties hereto with respect to the subject matter hereof. Neither this Agreement nor any term hereof may be amended, waived, discharged or terminated except by a written instrument signed by the Corporation and the Holder; provided, however, that the Corporation unilaterally may waive any provision hereof in writing to the extent that such waiver does not adversely affect the interests of the Holder hereunder, but no such waiver shall operate as or be construed to be a subsequent waiver of the same provision or a waiver of any other provision hereof.

25. Successors.  This Agreement shall be binding upon the Holder, his legal representatives, heirs, legatees and distributees, and upon the Corporation and its successors and assigns.

26. Headings. The titles and headings of Paragraphs are included for convenience of reference only and are not to be considered in construction of the provisions hereof.

27. Governing Law. All questions arising with respect to the provisions of this Agreement shall be determined by application of the laws of the State of Nevada except to the extent Nevada law is preempted by federal law. Questions arising with respect to the provisions of this Agreement that are matters of contract law shall be governed by the contract law of the State of Texas, except to the extent preempted by federal law and except to the extent that Nevada corporate law conflicts with the contract law of such state, in which event Nevada corporate law shall govern. The obligation of the Corporation to sell and deliver Stock hereunder is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

28. Word Usage. Words used in the masculine shall apply to the feminine where applicable, and wherever the context of this Agreement dictates, the plural shall be read as the singular and the singular as the plural.

IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed and the Holder has hereunto set his hand effective as of the day and year first above written.

U.S. PHYSICAL THERAPY, INC.
By: Name: Title:	/s/ Roy Spradlin Roy Spradlin President & Chief Executive Officer
Date of Execution: 8/17/99
HOLDER
/s/ Donna Alexander Date of Execution: 8/17/99

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

U.S. PT - Delaware, Inc.
U.S. Therapy, Inc. dba The Facilities
   Group, Inc.
National Rehab GP, Inc.
National Rehab Delaware, Inc.
U.S. PT - Michigan, Inc.
HH Rehab Associates, Inc.
   dba Genesee Valley Physical Therapy
   dba Theramax Physical Therapy
Professional Rehab Services, Inc.
   dba Northwoods Physical Therapy
   dba Thibodeau Physical Therapy
U.S. Physical Therapy, Ltd.
U.S. PT Management, Ltd.
National Rehab Management GP, Inc.
Rehab Partners #1, Inc.
Rehab Partners #2, Inc.
Rehab Partners #3, Inc.
Rehab Partners #4, Inc.
Rehab Partners #5, Inc.
Rehab Partners #6, Inc.
Rehab Partners #7, Inc.
Rehab Partners Acquisition #1, Inc.
U.S. Surgical Partners, Inc.
U.S. Surgical Partners #1, Inc.
U.S. Surgical Partners of College Park,
   Limited Partnership
U.S. Surgical Partners #2, Inc.
Midland Surgical Partners, Ltd.
Surgical Management GP, Inc.
U.S. Surgical Partners Management, Ltd.
Southeastern Hand Rehabilitation, Inc.
   dba Reist Hand Therapy
The Browning Realty Group, Inc.
Action Physical Therapy Clinic, Ltd.

Corporation

Corporation
Corporation
Corporation
Corporation
Corporation

Corporation

Limited Partnership
Limited Partnership
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation
Corporation

Limited Partnership
Corporation
Limited Partnership
Corporation
Limited Partnership

Corporation
Corporation
Limited Partnership

Delaware Texas Texas Delaware Delaware Michigan Michigan Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Delaware Texas Texas Texas Texas Texas Texas Florida Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Cypresswood Physical Therapy Centre, Ltd.
Progressive Physical Therapy Clinic, Ltd.
Virginia Parc Physical Therapy, Ltd. dba
   McKinney Physical Therapy Associates
Dearborn Physical Therapy, Ltd.
   dba Advanced Physical Therapy
Saline Physical Therapy of Michigan, Ltd.
   dba Physical Therapy in Motion
R. Clair Physical Therapy,
   Limited Partnership
Roepke Physical Therapy,
   Limited Partnership
Merrill Physical Therapy, Limited Partnership
Genesee Valley Physical Therapy, Limited
   Partnership (canceled effective 5/13/98)
Joan Ostermeier Physical Therapy, Limited
   Partnership dba Sport & Spine Clinic
   of Wittenberg
Crossroads Physical Therapy,
   Limited Partnership
Kelly Lynch Physical Therapy,
   Limited Partnership
U.S. PT Michigan #1, Limited Partnership
Spracklen Physical Therapy,
   Limited Partnership
Bosque River Physical Therapy and
   Rehabilitation, Limited Partnership
Kingwood Physical Therapy, Ltd.

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Enid Therapy Center, Limited Partnership
Dynamic Physical Therapy of
   Round Rock, Ltd.
Active Physical Therapy, Limited Partnership
Southwind Physical Therapy,
   Limited Partnership
Genesis Rehabilitation and Sports Center-
   Jackson, Limited Partnership dba
   Genesis Physical Therapy Group
Cleveland Physical Therapy, Ltd.
Aquatic and Orthopedic Rehab Specialists,
   Limited Partnership
Vileno Therapy of Treasure Coast,
   Limited Partnership
Trussell Physical Therapy, Limited
   Partnership dba GenTech Industrial
   Physical Therapy Services
   (dissolved effective 3/31/98)
Comprehensive Hand & Physical Therapy,
   Limited Partnership
Tom Melko Physical Therapy,
   Limited Partnership
Debra Dent Physical Therapy,
   Limited Partnership
Hands Plus Therapy Center,
   Limited Partnership
South Tulsa Physical Therapy,
   Limited Partnership
Hands On Therapy, Limited Partnership
U.S. PT Michigan #2, Limited Partnership
First Choice Physical Therapy,
   Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership
Limited Partnership

Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Tupelo Hand Rehabilitation,
   Limited Partnership
The Hale Hand Center, Limited Partnership
Sooner Physical Therapy,
   Limited Partnership
Maine Physical Therapy, Limited Partnership
Brentwood Physical Therapy,
   Limited Partnership
Saginaw Valley Sport and Spine,
   Limited Partnership dba Saginaw
   Valley Sport & Spine, Bay City
   Sport & Spine and Midland
   Sport & Spine
Brazos Valley Physical Therapy,
   Limited Partnership
Plymouth Physical Therapy Specialists,
   Limited Partnership
Brick Hand & Rehabilitative Services,
   Limited Partnership
Heartland Physical Therapy,
   Limited Partnership
Bay View Physical Therapy, Ltd.
Rio Grande Physical Therapy,
   Limited Partnership
Thomas Hand and Rehabilitation
   Specialists, Limited Partnership
Excel Occupational and Physical
   Therapy, Limited Partnership
Hand Health and Rehabilitation,
   Limited Partnership
Flannery Physical Therapy, Limited
   Partnership dba Physical Therapy Plus
Port City Physical Therapy,
   Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Proactive Physical Therapy,
   Limited Partnership
All Brunswick Physical Therapy,
   Limited Partnership
Brownwood Physical Therapy,
   Limited Partnership dba
   Pecan Valley Physical Therapy
Quantum Physical Therapy,
   Limited Partnership (formerly Abbott
   & Baird Physical Therapy Associates,
   Limited Partnership)
Spine & Sport Physical Therapy,
   Limited Partnership dba The Hand
   Institute of Spine & Sport (formerly
   Southern Orthopaedic & Sports
   Physical Therapy, Limited Partnership)
Norman Physical Therapy,
   Limited Partnership
Rice Rehabilitation Associates,
   Limited Partnership
Physical Therapy and Spine Institute,
   Limited Partnership
Forest City Physical Therapy,
   Limited Partnership
Leader Physical Therapy,
   Limited Partnership
Functions by Fletchall, Limited
   Partnership
C.A.R.E. Physical Therapy Center,
   Limited Partnership (closed effective
   3/31/99; partnership canceled 4/15/99)
Ankeny Physical & Sports Therapy,
   Limited Partnership
Twin Cities Physical Therapy,
   Limited Partnership
Brem Physical Therapy Associates,
   Limited Partnership (closed
   effective 5/31/99)

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Penn's Wood Physical Therapy,
   Limited Partnership
Regional Physical Therapy Center,
   Limited Partnership
Wyman Physical Therapy,
   Limited Partnership
Adams County Physical Therapy,
   Limited Partnership
Coppell Spine & Sports Rehab,
   Limited Partnership
Julie Emond Physical Therapy,
   Limited Partnership dba Maple
   Valley Physical Therapy
City of Lakes Physical Therapy,
   Limited Partnership
Radtke Physical Therapy,
   Limited Partnership
Hoeppner Physical Therapy,
   Limited Partnership
Flint Physical Therapy,
   Limited Partnership
Pelican State Physical Therapy,
   Limited Partnership
Airpark Physical Therapy,
   Limited Partnership dba
   Philadelphia Physical Therapy
   (formerly Therapy Partners,
   Limited Partnership which was
   formerly North Hills Physical
   Therapy, Limited Partnership)
Capital Hand and Physical Therapy,
   Limited Partnership
Maines & Dean Physical Therapy,
   Limited Partnership
Edge Physical Therapy, Limited
   Partnership dba River's Edge
   Physical Therapy
Laurel Physical Therapy,
   Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION

Riverwest Physical Therapy,
   Limited Partnership
Scott Black Physical Therapy,
   Limited Partnership
Mountain View Physical Therapy,
   Limited Partnership
Intermountain Physical Therapy,
   Limited Partnership
Staunton Hand & Rehab Services,
   Limited Partnership
White Mountain Physical Therapy,
   Limited Partnership
Battle Physical Therapy,
   Limited Partnership
Covington Rehabilitation and Hand
   Therapy, Limited Partnership
Crawford Physical Therapy,
   Limited Partnership
Mobile Spine and Rehabilitation,
   Limited Partnership
University Physical Therapy,
   Limited Partnership
Oregon Spine & Physical Therapy,
   Limited Partnership
Audubon Physical Therapy,
   Limited Partnership
Bow Physical Therapy & Spine
   Center, Limited Partnership
Sport & Spine Clinic, L.P.
Physical Therapy & Rehab Ctr.,
   L.P. (dissolved effective 12/31/98)
Peachtree Bone and Joint Physiotherapy,
   Limited Partnership (dissolved 6/17/97)
Kennesaw Physical Therapy & Sports
   Medicine, Limited Partnership (merged
   into SOS 6/1/97)

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership
Limited Partnership

Limited Partnership

Limited Partnership

Limited Partnership

Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas Texas

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
NAME OF SUBSIDIARY	TYPE OF ENTITY	STATE OF INCORPORATION OR FORMATION
Spine & Sports Physical Therapy of Towne Lake, Limited Partnership (merged into SOS 6/1/97) Searle Spine & Physical Therapy, Limited Partnership (dissolved 7/17/97)	Limited Partnership Limited Partnership	Texas Texas

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

Board of Directors
U.S. Physical Therapy, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071, and 333-64159) on Form S-8 of U.S. Physical Therapy, Inc. of our report dated March 10, 2000, relating to the consolidated balance sheet of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and the related schedule for the year ended December 31, 1999, which report appears in the December 31, 1999, annual report on Form 10-K of U.S. Physical Therapy, Inc.

KPMG LLP

Houston, Texas
March 28, 2000

Exhibit 23.2

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071, 333-64159) of our report dated March 16, 1999 with respect to the consolidated financial statements and schedule of U.S. Physical Therapy, Inc. and subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 1998.

ERNST & YOUNG LLP

Houston, Texas
March 24, 2000