Form 10-Q
period 2000-03-31
U S PHYSICAL THERAPY INC /NV
filed 2000-05-15
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT

For the transition period from                             to

Commission file number     1-11151

U.S. PHYSICAL THERAPY, INC.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0364866 (I.R.S. Employer Identification No.)
3040 Post Oak Blvd., Suite 222, Houston, Texas (Address of principal executive offices)	77056 (Zip Code)

Registrant's telephone number, including area code:   (713) 297-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No

     Indicate the number of shares outstanding of each of the registrant's classes of common
stock, as of the latest practicable date:     3,285,609 (as of May 12, 2000)

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	3
Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	6
Notes to Consolidated Financial Statements	8

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2000 (unaudited)	December 31, 1999
ASSETS

Current assets:
   Cash and cash equivalents
   Patient accounts receivable, less allowance
      for doubtful accounts of $2,194 and
      $2,014, respectively
   Accounts receivable - other
   Other current assets
         Total current assets

	$ 4,397 10,251 493 543 15,684	$ 4,030 9,605 384 630 14,649
Fixed assets: Furniture and equipment Leasehold improvements Less accumulated depreciation and amortization	10,894 5,607 16,501 9,803 6,698	10,625 5,306 15,931 9,446 6,485
Goodwill, net of amortization of $245 and $230, respectively Other assets, net of amortization of $436 and $431, respectively	950 1,397 $24,729	948 1,264 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2000 (unaudited)	December 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities: Accounts payable - trade Accrued expenses Estimated third-party payor (Medicare) settlements Notes payable Total current liabilities	$ 305 1,803 397 34 2,539	$ 349 1,329 439 39 2,156

Notes payable - long-term portion
Convertible subordinated notes payable
Minority interests in subsidiary limited partnerships
Commitments
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000
      shares authorized, -0- shares outstanding
   Common stock, $.01 par value, 10,000,000
      shares authorized, 3,636,509 shares issued
      at March 31, 2000 and December 31, 1999
   Additional paid-in capital
   Accumulated earnings
   Treasury stock at cost, 350,900 shares held at
      March 31, 2000 and December 31, 1999
         Total shareholders' equity

	34 8,050 2,715 - - 36 11,831 2,985 (3,461) 11,391 $24,729	37 8,050 2,383 - - 36 11,831 2,314 (3,461) 10,720 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2000	1999
	(unaudited)
Net patient revenues Net management contract revenues Other revenues Net revenues	$14,228 185 33 14,446	$11,338 123 63 11,524
Clinic operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	6,344 3,589 385 10,318	5,507 2,896 244 8,647
Corporate office costs: General and administrative Recruitment and development	1,386 634 2,020	1,107 292 1,399
Operating income before non-operating expenses	2,108	1,478
Interest expense	181	179
Minority interests in subsidiary limited partnerships	813	530
Income before income taxes	1,114	769
Provision for income taxes	443	308
Net income	$ 671	$ 461
Basic earnings per common share	$ .20	$ .13
Diluted earnings per common share	$ .19	$ .13

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2000	1999
	(unaudited)
Operating activities

Net income
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization
      Minority interests in earnings of subsidiary
         limited partnerships
      Provision for bad debts
      Loss on disposal of fixed assets

	$ 671 554 813 385 49	$ 461 516 530 244 6

Changes in operating assets and liabilities:
   Increase in patient accounts receivable
   Increase in accounts receivable - other
   Decrease (increase) in other assets
   Increase (decrease) in accounts payable
      and accrued expenses
   Decrease in estimated third-party payor
      (Medicare) settlements

	(1,031) (109) (51) 430 (42)	(603) (133) 68 (494) (38)
Net cash provided by operating activities	1,669	557

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2000	1999
	(unaudited)
Investing activities
Purchase of fixed assets Purchase of intangibles Proceeds on sale of fixed assets Net cash used in investing activities	(803) (17) 7 (813)	(394) - 23 (371)
Financing activities

Payment of notes payable
Proceeds from (withdrawals of) investment
   of minority investors in subsidiary limited
   partnerships
Proceeds from exercise of stock options
Distributions to minority investors in subsidiary
   limited partnerships
Net cash used in financing activities

	(8) 36 - (517) (489)	(8) (1) 67 (296) (238)
Net increase (decrease) in cash and cash equivalents	367	(52)
Cash and cash equivalents - beginning of period	4,030	6,328
Cash and cash equivalents - end of period	$ 4,397	$ 6,276
Supplemental disclosures of cash flow information
Cash paid during the period for: Income taxes Interest	$ 635 $ 162	$ 288 $ 161

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of March 31, 2000, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (88% of the clinics were at 64% as of March 31, 2000). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying financial statements for the three months ended March 31, 1999 have been reclassified to conform with the presentation used for the three months ended March 31, 2000. These reclassifications had no effect on net income.

2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended March 31,
	2000	1999

Numerator:

   Net income

   Numerator for basic earnings per share
   Effect of dilutive securities:
      Interest on convertible subordinated
      notes payable
   Numerator for diluted earnings per share -
      income available to common stockholders
      after assumed conversions

	$ 671,000 $ 671,000 119,000 $ 790,000	$ 461,000 $ 461,000 - $ 461,000

Denominator:

   Denominator for basic earnings per share --
      weighted-average shares
   Effect of dilutive securities:
      Stock options
      Convertible subordinated notes payable
   Dilutive potential common shares
   Denominator for diluted earnings per share --
      adjusted weighted-average shares and
      assumed conversions

	3,286,000 63,000 772,000 835,000 4,121,000	3,614,000 38,000 - 38,000 3,652,000
Basic earnings per share	$ 0.20	$ 0.13
Diluted earnings per share	$ 0.19	$ 0.13

During the three months ended March 31, 2000 and 1999, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively the "Notes"). The Notes were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 because the effect on the computation was anti-dilutive.

3. Income Taxes

Significant components of the provision for income taxes for the three months ended March 31, were as follows:

	2000	1999
Current: Federal State Total current	$524,000 86,000 610,000	$246,000 62,000 308,000
Deferred: Federal State Total deferred	(167,000) - (167,000)	- - -
Total income tax provision	$443,000	$308,000

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations.

Overview
The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 2000, the Company operated 119 outpatient physical and occupational therapy clinics in 29 states. The average age of the 119 clinics in operation at March 31, 2000 was 3.72 years. Since inception of the Company, 125 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed seven facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. Of the seven facilities closed to date, one occurred in March 1999 and one in January 2000. No loss was recorded relating to either of these closures. These two clinics combined accounted for net patient revenues and clinic operating costs for the three months ended March 31, 2000 of $-0- and $12,000, respectively, and for the three months ended March 31, 1999 of $44,000 and $98,000, respectively.

The Company had begun steps to enter the surgery center business in 1999. In March 2000, the Company discontinued such efforts to enter the surgery center business. See "Factors Affecting Future Results - Discontinuance of the Surgery Center Initiative."

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Patient Revenues

Net patient revenues increased to $14,228,000 for the three months ended March 31, 2000 ("2000 First Quarter") from $11,338,000 for the three months ended March 31, 1999 ("1999 First Quarter"), an increase of $2,890,000, or 25%. Net patient revenues from the 22 clinics developed since the 1999 First Quarter (the "New Clinics") accounted for 42% of the increase, or $1,202,000. The remaining increase of $1,688,000 in net patient revenues comes from those 97 clinics opened before the 1999 First Quarter (the "Old Clinics"). Of the $1,688,000 increase in net patient revenues from the Old Clinics, $1,500,000 was due to a 13% increase in the number of patient visits, while $188,000 was due to a 1.5% increase in the average net revenue per visit.

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

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues decreased to 73% for the 2000 First Quarter from 76% for the 1999 First Quarter, reflecting higher net patient revenues.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $6,344,000 for the 2000 First Quarter from $5,507,000 for the 1999 First Quarter, an increase of $837,000, or 15%. Approximately 69% of the increase, or $576,000, was due to the New Clinics. The remaining 31% increase, or $261,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics. Salaries and related costs as a percent of net patient revenues decreased to 45% for the 2000 First Quarter from 49% for the 1999 First Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $3,589,000 for the 2000 First Quarter from $2,896,000 for the 1999 First Quarter, an increase of $693,000, or 24%. Approximately 49% of the increase, or $342,000, was due to the New Clinics, while 51%, or $351,000, of the increase was due to the Old Clinics. The increase in rent, clinic supplies and other for the Old Clinics related primarily to a significant increase in group health insurance during the 2000 First Quarter. The Company self insures for group health benefits and periodically reviews and adjusts its health insurance reserves. Reserves were increased in the 2000 First Quarter based upon an increase in expected claims. Rent, clinic supplies and other as a percent of net patient revenues declined to 25% for the 2000 First Quarter from 26% for the 1999 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $385,000 for the 2000 First Quarter from $244,000 for the 1999 First Quarter, an increase of $141,000, or 58%. Approximately 18% of the increase, or $25,000, was due to the New Clinics. The remaining 82% increase, or $116,000, was due to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues increased to 2.7% for the 2000 First Quarter from 2.2% for the 1999 First Quarter.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,386,000 for the 2000 First Quarter from $1,107,000 for the 1999 First Quarter, an increase of $279,000, or 25%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in the 2000 First Quarter, the Company recorded a $49,000 loss on the disposal of certain equipment. General and administrative costs as a percent of net patient revenues remained unchanged at 10% for the 2000 and 1999 First Quarters.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of its surgery center initiative. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. In March 2000, the Company decided to discontinue the surgery center initiative. Recruitment and development costs increased $342,000, or 117%, to $634,000 for the 2000 First Quarter from $292,000 for the 1999 First Quarter. Recruitment and development expenses related to the surgery center initiative accounted for 88%, or $301,000, of the increase between the 2000 and 1999 First Quarters. The majority of the $301,000 surgery center costs related to salaries of development personnel, including severance pay associated with the discontinuance of the surgery center initiative, consulting fees, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers. Excluding the effects of the surgery center initiative, recruitment and development costs increased 14%, or $41,000, between the 2000 and 1999 First Quarters. Recruitment and development costs as a percent of net patient revenues increased to 4% for the 2000 First Quarter from 3% for the 1999 First Quarter.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $283,000, or 54%, to $813,000 for the 2000 First Quarter from $530,000 for the 1999 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes

The Company's income before income taxes rose $345,000, or 45%, to $1,114,000 for the 2000 First Quarter from $769,000 for the 1999 First Quarter principally due to the $2,922,000 increase in net revenues, offset, in part, by the increase of $1,671,000 in clinic operating costs, the $621,000 increase in corporate office costs and the $283,000 increase in minority interests in earnings of subsidiary limited partnerships.

Provision for Income Taxes

The provision for income taxes increased to $443,000 for the 2000 First Quarter from $308,000 for the 1999 First Quarter, an increase of $135,000, or 44%. During the 2000 and 1999 First Quarters, the Company accrued income taxes at an effective tax rate of 40%. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

At March 31, 2000, the Company had $4,397,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at March 31, 2000 was $1,972,000 of short-term commercial paper and $1,166,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $367,000 from December 31, 1999 to March 31, 2000 was due primarily to cash provided by operating activities of $1,669,000, offset, in part, by capital expenditures for physical therapy equipment and leasehold improvements in the amount of $803,000 and distributions of $517,000 to minority investors in subsidiary limited partnerships.

The Company's current ratio decreased to 6.18 to 1.00 at March 31, 2000 from 6.79 to 1.00 at December 31, 1999. The decrease in the current ratio was due primarily to an increase in accrued expenses, offset, in part, by an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable.

At March 31, 2000, the Company had a debt-to-equity ratio of 0.71 to 1.00 compared to 0.76 to 1.00 at December 31, 1999. The decrease in the debt-to-equity ratio from December 31, 1999 to 14March 31, 2000 resulted primarily from net income of $671,000 for the 2000 First Quarter.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock in the open market. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. Through March 31, 2000, under this authorization, 4,900 shares have been repurchased at a cost of $47,000.

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

Recently Promulgated Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of this statement, the Company does not believe the statement will have a significant impact on its results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to implement SAB 101 for the quarter ended June 30, 2000. The Company has not yet determined the impact, if any, that SAB 101 will have on its financial statements.

Year 2000

Historically, most computer systems (including microprocessors embedded into field equipment and other machinery) utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems require modification to distinguish twenty-first century dates from twentieth century dates ("Year 2000 issues"). To date, the Company has not experienced any significant problems due to Year 2000 issues. While no assurance can be given, the Company does not believe it will experience any significant Year 2000 issues in the future.

Factors Affecting Future Results

Clinic Development

As of March 31, 2000, the Company had 119 clinics in operation, seven of which opened in the 2000 First Quarter. The Company's goal for 2000 is to open 26 new clinics, which includes three clinics originally scheduled to open in 1999, but which actually opened in 2000. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 1999 First Quarter should favorably impact the Company's results of operations for 2000 and beyond.

Growth in Physical Therapy Management

In July 1998, the Company entered into an agreement with an orthopedic group to manage a physical therapy facility in New England, bringing facilities managed for third parties, including physician groups, to seven. Management believes that with physician groups facing declining incomes, the income resulting from the ownership of in-house physical therapy facilities is becoming increasingly attractive to physicians. The Company believes it has adequate internally generated funds to support its planned growth in this area.

Discontinuance of the Surgery Center Initiative

In March 2000, the Company decided to discontinue its surgery center initiative which originally began in 1999. Although the Company continues to believe that surgery centers and physical therapy clinics fit well together, its model surgery center was based upon substantial ownership by surgeon investors. To date, the Company has not been able to achieve targeted ownership by surgeon investors, and, rather than continue to expend resources on the surgery center business at this time, the Company decided to focus 100% on the growth of its therapy business. Costs incurred related to the surgery center initiative, including severance benefits for terminated employees, totaled $301,000 and $-0- for the 2000 First Quarter and 1999 First Quarter, respectively.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipate,""believe,""estimate,""intend" and "expect" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms and use of capital and weather. Some or all of these factors are beyond the Company's control. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the SEC for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

As of March 31, 2000, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, the "Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)   List of Exhibits

      27. Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: May 15, 2000	By: /s/ J. MICHAEL MULLIN
J. Michael Mullin Chief Financial Officer (duly authorized officer and principal financial officer)