Form 10-Q
period 2000-06-30
U S PHYSICAL THERAPY INC /NV
filed 2000-08-14
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

Yes [X]               No [   ]

     Indicate the number of shares outstanding of each of the registrant's classes of common
stock, as of the latest practicable date:     3,285,609 (as of August 11, 2000)

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999	3
Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	7
Notes to Consolidated Financial Statements	9

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2000 (unaudited)	December 31, 1999
ASSETS

Current assets:
   Cash and cash equivalents
   Patient accounts receivable, less allowance
      for doubtful accounts of $2,413 and
      $2,014, respectively
   Accounts receivable - other
   Other current assets
         Total current assets

	$ 5,323 10,077 619 495 16,514	$ 4,030 9,605 384 630 14,649
Fixed assets: Furniture and equipment Leasehold improvements Less accumulated depreciation and amortization	11,402 5,850 17,252 10,341 6,911	10,625 5,306 15,931 9,446 6,485
Goodwill, net of amortization of $261 and $230, respectively Other assets, net of amortization of $474 and $464, respectively	935 1,401 $25,761	948 1,264 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2000 (unaudited)	December 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities: Accounts payable - trade Accrued expenses Estimated third-party payor (Medicare) settlements Notes payable Total current liabilities	$ 291 1,940 351 29 2,611	$ 349 1,329 439 39 2,156

Notes payable - long-term portion
Convertible subordinated notes payable
Minority interests in subsidiary limited partnerships
Commitments
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000
      shares authorized, -0- shares outstanding
   Common stock, $.01 par value, 10,000,000
      shares authorized, 3,290,509 shares issued
      at June 30, 2000 and December 31, 1999
   Additional paid-in capital
   Accumulated earnings
   Treasury stock at cost, 4,900 shares held at
      June 30, 2000 and December 31, 1999
         Total shareholders' equity

	31 8,050 2,740 - - 33 8,420 3,923 (47) 12,329 $25,761	37 8,050 2,383 - - 33 8,420 2,314 (47) 10,720 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,
	2000	1999
	(unaudited)
Net patient revenues Management contract revenues Other revenues Net revenues	$15,124 638 63 15,825	$12,337 525 49 12,911
Clinic operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	7,076 3,801 407 11,284	5,992 3,177 294 9,463
Corporate office costs: General and administrative Recruitment and development	1,445 443 1,888	1,245 341 1,586
Operating income before non-operating expenses	2,653	1,862
Interest expense	181	182
Minority interests in subsidiary limited partnerships	930	664
Income before income taxes	1,542	1,016
Provision for income taxes	604	397
Net income	$ 938	$ 619
Basic earnings per common share	$ .29	$ .18
Diluted earnings per common share	$ .26	$ .17

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Six Months Ended June 30,
	2000	1999
	(unaudited)
Net patient revenues Management contract revenues Other revenues Net revenues	$29,352 1,199 96 30,647	$23,675 990 112 24,777
Clinic operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	13,780 7,406 792 21,978	11,825 6,089 538 18,452
Corporate office costs: General and administrative Recruitment and development	2,831 1,077 3,908	2,352 633 2,985
Operating income before non-operating expenses	4,761	3,340
Interest expense	362	361
Minority interests in subsidiary limited partnerships	1,743	1,194
Income before income taxes	2,656	1,785
Provision for income taxes	1,047	705
Net income	$ 1,609	$ 1,080
Basic earnings per common share	$ .49	$ .31
Diluted earnings per common share	$ .45	$ .30

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
      Provision for bad debts
      Loss on disposal of fixed assets

	$ 1,609 1,129 1,743 792 45	$ 1,080 1,045 1.194 538 7

Changes in operating assets and liabilities:
   Increase in patient accounts receivable
   Increase in accounts receivable - other
   Decrease (increase) in other assets
   Increase (decrease) in accounts payable
      and accrued expenses
   Decrease in estimated third-party payor
      (Medicare) settlements

	(1,264) (235) (12) 553 (88)	(1,211) (646) 285 (25) (445)
Net cash provided by operating activities	4,272	1,822

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2000	1999
	(unaudited)
Investing activities
Purchase of fixed assets Purchase of intangibles Proceeds on sale of fixed assets Net cash used in investing activities	(1,576) (18) 17 (1,577)	(963) (116) 24 (1,055)
Financing activities

Payment of notes payable
Repurchase outstanding common stock
Proceeds from investment of minority investors
   in subsidiary limited partnerships
Proceeds from exercise of stock options
Distributions to minority investors in subsidiary
   limited partnerships
Net cash used in financing activities

	(16) - 87 - (1,473) (1,402)	(16) (3,414) 1 67 (1,107) (4,469)
Net increase (decrease) in cash and cash equivalents	1,293	(3,702)
Cash and cash equivalents - beginning of period	4,030	6,328
Cash and cash equivalents - end of period	$ 5,323	$ 2,626
Supplemental disclosures of cash flow information
Cash paid during the period for: Income taxes Interest	$ 1,296 $ 324	$ 686 $ 323

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of June 30, 2000, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (88% of the clinics were at 64% as of June 30, 2000). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the entire year.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying financial statements for the three and six months ended June 30, 1999 have been reclassified to conform with the presentation used for the three and six months ended June 30, 2000. These reclassifications had no effect on net income.

2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Numerator:
   Net income
   Numerator for basic earnings
      per share
   Effect of dilutive securities:
      Interest on convertible
      subordinated notes payable
   Numerator for diluted earnings
      per share - income available
      to common stockholders
      after assumed conversions

	$ 938,000 $ 938,000 119,000 $1,057,000	$ 619,000 $ 619,000 119,000 $ 738,000	$1,609,000 $1,609,000 237,000 $1,846,000	$1,080,000 $1,080,000 - $1,080,000

Denominator:
   Denominator for basic earnings
      per share--weighted-average
      shares
   Effect of dilutive securities:
      Stock options
      Convertible subordinated
      notes payable
   Dilutive potential common
      shares
   Denominator for diluted earnings
      per share--adjusted weighted-
      average shares and assumed
      conversions

	3,286,000 75,000 772,000 847,000 4,133,000	3,439,000 39,000 772,000 811,000 4,250,000	3,286,000 73,000 772,000 845,000 4,131,000	3,526,000 40,000 - 40,000 3,566,000
Basic earnings per share Diluted earnings per share	$ 0.29 $ 0.26	$ 0.18 $ 0.17	$ 0.49 $ 0.45	$ 0.31 $ 0.30

During the three and six months ended June 30, 2000 and 1999, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively the "Notes"). The Notes were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 because the effect on the computation was anti-dilutive.

3. Income Taxes

Significant components of the provision for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Current: Federal State Total current Deferred: Federal State Total deferred Total income tax provision	$ 540,000 105,000 645,000 (41,000) - (41,000) $ 604,000	$ 325,000 72,000 397,000 - - - $ 397,000	$1,064,000 191,000 1,255,000 (208,000) - (208,000) $1,047,000	$ 570,000 135,000 705,000 - - - $ 705,000

4. Subsequent Event

On July 11, 2000, the Company commenced an offer to purchase up to 500,000 shares of its common stock at a price of $11.00 per share (the "Offer"). The Offer expired on August 10, 2000 at 5:00 p.m. New York City time. Pursuant to the terms of the Offer, the Company may buy up to an additional 2% of its outstanding shares without amending or extending the Offer. Preliminary results indicate that 655,486 shares have been properly tendered and not withdrawn. The Company intends to purchase approximately 565,000 shares on a prorated basis for an aggregate purchase price of approximately $6,215,000. Following the purchase, the Company will have approximately 2,720,609 shares of its common stock outstanding. The Company will utilize cash on hand and a bank loan to fund the purchase of the stock.

In conjunction with the Offer, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half and is repayable in ten equal quarterly installments beginning March 2001. Additionally, the bank agreed to loan up to $500,000 for working capital purposes pursuant to a revolving line of credit. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 2000, the Company operated 131 outpatient physical and occupational therapy clinics in 30 states. The average age of the 131 clinics in operation at June 30, 2000 was 3.62 years. Since inception of the Company, 137 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed seven facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. Of the seven facilities closed to date, two occurred during the six months ended June 30, 1999 and one in January 2000. No loss was recorded related to these closures. These three clinics combined accounted for net patient revenues and clinic operating costs for the six months ended June 30, 2000 of $-0- and $53,000, respectively, and for the six months ended June 30, 1999 of $134,000 and $236,000, respectively.

The Company had begun an initiative to enter the surgery center business in 1999. In March 2000, the Company discontinued such initiative to enter the surgery center business. See "Factors Affecting Future Results - Discontinuance of the Surgery Center Initiative."

Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

Net Patient Revenues

Net patient revenues increased to $15,124,000 for the three months ended June 30, 2000 ("2000 Second Quarter") from $12,337,000 for the three months ended June 30, 1999 ("1999 Second Quarter"), an increase of $2,787,000, or 23%. Net patient revenues from the 29 clinics developed since the 1999 Second Quarter (the "New Clinics") accounted for 49% of the increase, or $1,373,000. The remaining increase of $1,414,000 in net patient revenues comes from those 102 clinics opened before the 1999 Second Quarter (the "Old Clinics"). Of the $1,414,000 increase in net patient revenues from the Old Clinics, $1,407,000 was due to an 11% increase in the number of patient visits, while $7,000 was due to a slight increase in the average net revenue per visit.

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

Management Contract Revenues

Management contract revenues increased to $638,000 for the 2000 Second Quarter from $525,000 for the 1999 Second Quarter, an increase of $113,000, or 22%. Approximately $43,000 of the increase, or 38%, was due to a new management contract entered into in March 2000. The remaining 62% increase, or $70,000, was primarily due to a 28% increase in patient visits.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 72% for the 2000 Second Quarter from 74% for the 1999 Second Quarter, reflecting higher net patient revenues and management contract revenues.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $7,076,000 for the 2000 Second Quarter from $5,992,000 for the 1999 Second Quarter, an increase of $1,084,000, or 18%. Approximately 65% of the increase, or $704,000, was due to the New Clinics. The remaining 35% increase, or $380,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 45% for the 2000 Second Quarter from 47% for the 1999 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $3,801,000 for the 2000 Second Quarter from $3,177,000 for the 1999 Second Quarter, an increase of $624,000, or 20%. Approximately 92% of the increase, or $575,000, was due to the New Clinics, while 8%, or $49,000, of the increase was due to the Old Clinics. The increase in rent, clinic supplies and other for the Old Clinics related primarily to increased rent expense and group health insurance. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 24% for the 2000 Second Quarter from 25% for the 1999 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $407,000 for the 2000 Second Quarter from $294,000 for the 1999 Second Quarter, an increase of $113,000, or 38%. Approximately 27% of the increase, or $30,000, was due to the New Clinics. The remaining 73% increase, or $83,000, was due to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues increased to 2.7% for the 2000 Second Quarter from 2.4% for the 1999 Second Quarter.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,445,000 for the 2000 Second Quarter from $1,245,000 for the 1999 Second Quarter, an increase of $200,000, or 16%. General and administrative costs increased primarily as a result of increased travel, hiring fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined declined to 9% for the 2000 Second Quarter from 10% for the 1999 Second Quarter.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of its surgery center initiative. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $102,000, or 30%, to $443,000 for the 2000 Second Quarter from $341,000 for the 1999 Second Quarter. The majority of the increase related to an increase in salaries and benefits of recruitment and development personnel and an increase in marketing expenses. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 3% for the 2000 and 1999 Second Quarters.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $266,000, or 40%, to $930,000 for the 2000 Second Quarter from $664,000 for the 1999 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes

The Company's income before income taxes rose $526,000, or 52%, to $1,542,000 for the 2000 Second Quarter from $1,016,000 for the 1999 Second Quarter principally due to the $2,914,000 increase in net revenues, offset, in part, by the increase of $1,821,000 in clinic operating costs, the $302,000 increase in corporate office costs and the $266,000 increase in minority interests in earnings of subsidiary limited partnerships.

Provision for Income Taxes

The provision for income taxes increased to $604,000 for the 2000 Second Quarter from $397,000 for the 1999 Second Quarter, an increase of $207,000, or 52%. During the 2000 and 1999 Second Quarters, the Company accrued income taxes at an effective tax rate of 39%. This rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net Patient Revenues

Net patient revenues increased to $29,352,000 for the six months ended June 30, 2000 ("2000 Six Months") from $23,675,000 for the six months ended June 30, 1999 ("1999 Six Months"), an increase of $5,677,000, or 24%. Net patient revenues from the 29 clinics developed since the 1999 Six Months (the "New Clinics") accounted for 37% of the increase, or $2,112,000. The remaining increase of $3,565,000 in net patient revenues comes from those 102 clinics opened before the 1999 Six Months (the "Old Clinics"). Of the $3,565,000 increase in net patient revenues from the Old Clinics, $3,413,000 was due to a 14% increase in the number of patient visits, while $152,000 was due to a slight increase in the average net revenue per visit.

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

Management Contract Revenues

Management contract revenues increased to $1,199,000 for the 2000 Six Months from $990,000 for the 1999 Six Months, an increase of $209,000, or 21%. Approximately 24% of the increase, or $51,000, was due to a new management contract entered into in March 2000. The remaining 76% increase, or $158,000, was due to a 27% increase in patient visits.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 72% for the 2000 Six Months from 75% for the 1999 Six Months, reflecting higher net patient revenues and management contract revenues.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $13,780,000 for the 2000 Six Months from $11,825,000 for the 1999 Six Months, an increase of $1,955,000, or 17%. Approximately 56% of the increase, or $1,093,000, was due to the New Clinics. The remaining 44% increase, or $862,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 45% for the 2000 Six Months from 48% for the 1999 Six Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $7,406,000 for the 2000 Six Months from $6,089,000 for the 1999 Six Months, an increase of $1,317,000, or 22%. Approximately 71% of the increase, or $931,000, was due to the New Clinics, while 29%, or $386,000, of the increase was due to the Old Clinics. The increase in rent, clinic supplies and other for the Old Clinics related primarily to an increase in group health insurance during the 2000 Six Months. The Company self insures for group health benefits and periodically reviews and adjusts its health insurance reserves. Reserves were increased in the 2000 Six Months based upon an increase in expected claims. This was coupled with an increase in rent expense. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 24% for the 2000 Six Months from 25% for the 1999 Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $792,000 for the 2000 Six Months from $538,000 for the 1999 Six Months, an increase of $254,000, or 47%. Approximately 18% of the increase, or $46,000, was due to the New Clinics. The remaining 82% increase, or $208,000, was due to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues increased to 2.7% for the 2000 Six Months from 2.3% for the 1999 Six Months.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $2,831,000 for the 2000 Six Months from $2,352,000 for the 1999 Six Months, an increase of $479,000, or 20%. General and administrative costs increased primarily as a result of increased travel, hiring fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in the 2000 Six Months, the Company recorded a $49,000 loss on the disposal of certain equipment. General and administrative costs as a percent of net patient revenues and management contract revenues combined declined slightly to 9% for the 2000 Six Months from 10% for the 1999 Six Months.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and the development of its surgery center initiative. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $444,000, or 70%, to $1,077,000 for the 2000 Six Months from $633,000 for the 1999 Six Months. Recruitment and development expenses related to the Company's surgery center initiative accounted for 74%, or $329,000, of the increase between the 2000 and 1999 Six Months. In March 2000, the Company decided to discontinue the surgery center initiative. The majority of the $329,000 surgery center costs related to salaries of development personnel, including severance pay associated with the discontinuance of the surgery center initiative, consulting fees, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers. Excluding the effects of the surgery center initiative, recruitment and development costs increased 18%, or $115,000, between the 2000 and 1999 Six Months. This increase was primarily due to increased marketing and recruiting fees associated with opening a greater number of clinics in the 2000 Six Months over the 1999 Six Months. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined increased to 4% for the 2000 Six Months from 3% for the 1999 Six Months.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $549,000, or 46%, to $1,743,000 for the 2000 Six Months from $1,194,000 for the 1999 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Income Before Income Taxes

The Company's income before income taxes rose $871,000, or 49%, to $2,656,000 for the 2000 Six Months from $1,785,000 for the 1999 Six Months principally due to the $5,870,000 increase in net revenues, offset, in part, by the increase of $3,526,000 in clinic operating costs, the $923,000 increase in corporate office costs and the $549,000 increase in minority interests in earnings of subsidiary limited partnerships.

Provision for Income Taxes

The provision for income taxes increased to $1,047,000 for the 2000 Six Months from $705,000 for the 1999 Six Months, an increase of $342,000, or 49%. During the 2000 and 1999 Six Months, the Company accrued income taxes at an effective tax rate of 39%. This rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

At June 30, 2000, the Company had $5,323,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at June 30, 2000 was $1,986,000 of short-term commercial paper and $1,855,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $1,293,000 from December 31, 1999 to June 30, 2000 was due primarily to cash provided by operating activities of $4,272,000, offset, in part, by capital expenditures for physical therapy equipment and leasehold improvements in the amount of $1,576,000 and distributions of $1,473,000 to minority investors in subsidiary limited partnerships.

The Company's current ratio decreased to 6.32 to 1.00 at June 30, 2000 from 6.79 to 1.00 at December 31, 1999. The decrease in the current ratio was due primarily to an increase in accrued expenses, offset, in part, by an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable.

At June 30, 2000, the Company had a debt-to-equity ratio of 0.66 to 1.00 compared to 0.76 to 1.00 at December 31, 1999. The decrease in the debt-to-equity ratio from December 31, 1999 to June 30, 2000 resulted primarily from net income of $1,609,000 for the 2000 Six Months.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock in the open market. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. Through June 30, 2000, under this authorization, 4,900 shares have been repurchased at a cost of $47,000.

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

On July 11, 2000, the Company commenced an offer to purchase up to 500,000 shares of its common stock at a price of $11.00 per share (the "Offer"). The Offer expired on August 10, 2000 at 5:00 p.m. New York City time. Pursuant to the terms of the Offer, the Company may buy up to an additional 2% of its outstanding shares without amending or extending the Offer. Preliminary results indicate that 655,486 shares have been properly tendered and not withdrawn. The Company intends to purchase approximately 565,000 shares on a prorated basis for an aggregate purchase price of approximately $6,215,000. Following the purchase, the Company will have approximately 2,720,609 shares of its common stock outstanding. The Company will utilize cash on hand and a bank loan to fund the purchase of the stock.

In conjunction with the Offer, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half and is repayable in ten equal quarterly installments beginning March 2001. Additionally, the bank agreed to loan up to $500,000 for working capital purposes pursuant to a revolving line of credit. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001.

Recently Promulgated Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138." SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The Company will adopt SFAS 133 beginning in fiscal year 2001. The Company does not expect the adoption of SFAS 133 will have a material effect on its financial condition or results of operations because the Company historically has not entered into derivative or other financial instruments for trading or speculative purposes nor does it use or intend to use derivative financial instruments or derivative commodity instruments.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to implement SAB 101 in the fourth quarter of the year ended December 31, 2000. The Company has not yet determined the impact, if any, that SAB 101 will have on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The provisions of FIN 44 that will be applicable to the Company will be effective July 1, 2000. The Company has not yet determined the impact, if any, that FIN 44 will have on its financial statements.

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

Factors Affecting Future Results

Clinic Development

As of June 30, 2000, the Company had 131 clinics in operation, 19 of which opened during the 2000 Six Months. The Company's goal for 2000 is to open 26 new clinics, which includes three clinics originally scheduled to open in 1999, but which actually opened in 2000. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 1999 Six Months should favorably impact the Company's results of operations for 2000 and beyond.

Growth in Physical Therapy Management

In March 2000, the Company entered into an agreement with a podiatry group to manage a physical therapy facility, bringing facilities managed for third parties, including physician groups, to seven. Management believes that with physician groups facing declining incomes, the income resulting from the ownership of in-house physical therapy facilities is becoming increasingly attractive to physicians. The Company believes it has adequate internally generated funds to support its planned growth in this area.

Discontinuance of the Surgery Center Initiative

In March 2000, the Company decided to discontinue its surgery center initiative which originally began in 1999. Although the Company continues to believe that surgery centers and physical therapy clinics fit well together, its model surgery center was based upon substantial ownership by surgeon investors. The Company was not able to achieve targeted ownership by surgeon investors, and, rather than continue to expend resources on the surgery center business, the Company decided to focus 100% on the growth of its therapy business. Costs incurred related to the surgery center initiative, including severance benefits for terminated employees, totaled $329,000 and $-0- for the 2000 Six Months and 1999 Six Months, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

As of June 30, 2000, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, the "Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The Company held its 2000 annual meeting of shareholders ("Annual Meeting") on May 23, 2000. At the Annual Meeting, nine directors were elected for one-year terms.

  The names of the nine directors elected at the Annual Meeting are as follows: J. Livingston Kosberg, Roy W. Spradlin, Mark J. Brookner, Daniel C. Arnold, Bruce D. Broussard, James B. Hoover, Marlin W. Johnston, Richard C.W. Mauran and Albert L. Rosen.

  The following votes were cast in the election of directors:

Nominees	For	Withhold Authority
J. Livingston Kosberg Roy W. Spradlin Mark J. Brookner Daniel C. Arnold Bruce D. Broussard James B. Hoover Marlin W. Johnston Richard C.W. Mauran Albert L. Rosen	2,315,079 2,317,079 2,317,079 2,317,079 2,317,079 2,317,079 2,317,079 2,317,079 2,315,079	3,700 1,700 1,700 1,700 1,700 1,700 1,700 1,700 3,700

  There were a total of 2,318,779 shares represented by person or by proxy at the Annual Meeting.

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) List of Exhibits

        27. Financial Data Schedule

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 14, 2000	By: /s/ J. MICHAEL MULLIN
J. Michael Mullin Chief Financial Officer (duly authorized officer and principal financial officer)