Form 10-Q
period 2000-09-30
U S PHYSICAL THERAPY INC /NV
filed 2000-11-14
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [X]               No [   ]

     Indicate the number of shares outstanding of each of the registrant's classes of common
stock, as of the latest practicable date:     2,785,608 (as of November 10, 2000)

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	7
Notes to Consolidated Financial Statements	9

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2000 (unaudited)	December 31, 1999
ASSETS

Current assets:
   Cash and cash equivalents
   Patient accounts receivable, less allowance
      for doubtful accounts of $2,605 and
      $2,014, respectively
   Accounts receivable - other
   Other current assets
         Total current assets

	$ 2,452 10,609 509 392 13,962	$ 4,030 9,605 384 630 14,649
Fixed assets: Furniture and equipment Leasehold improvements Less accumulated depreciation and amortization	11,872 6,004 17,876 10,911 6,965	10,625 5,306 15,931 9,446 6,485
Goodwill, net of amortization of $276 and $230, respectively Other assets, net of amortization of $479 and $464, respectively	912 1,351 $23,190	948 1,264 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2000 (unaudited)	December 31, 1999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities: Accounts payable - trade Accrued expenses Estimated third-party payor (Medicare) settlements Notes payable Total current liabilities	$ 336 2,342 342 658 3,678	$ 349 1,329 439 39 2,156

Notes payable - long-term portion
Convertible subordinated notes payable
Minority interests in subsidiary limited partnerships
Commitments
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000
      shares authorized, -0- shares outstanding
   Common stock, $.01 par value, 10,000,000
      shares authorized, 2,725,509 and 3,290,509
      shares issued at September 30, 2000 and
      December 31, 1999, respectively
   Additional paid-in capital
   Accumulated earnings
   Treasury stock at cost, 4,900 shares held at
      September 30, 2000 and December 31, 1999
         Total shareholders' equity

	1,509 8,050 2,832 - - 27 2,151 4,990 (47) 7,121 $23,190	37 8,050 2,383 - - 33 8,420 2,314 (47) 10,720 $23,346

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,
	2000	1999
	(unaudited)
Net patient revenues Management contract revenues Other revenues Net revenues	$15,455 620 54 16,129	$12,622 563 55 13,240
Operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	7,287 3,770 425 11,482	6,073 3,171 296 9,540
Corporate office costs: General and administrative Recruitment and development	1,455 347 1,802	1,242 489 1,731
Operating income before non-operating expenses	2,845	1,969
Interest expense	207	183
Minority interests in subsidiary limited partnerships	897	678
Income before income taxes	1,741	1,108
Provision for income taxes	674	438
Net income	$ 1,067	$ 670
Basic earnings per common share	$ .36	$ .20
Diluted earnings per common share	$ .30	$ .19

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Nine Months Ended September 30,
	2000	1999
	(unaudited)
Net patient revenues Management contract revenues Other revenues Net revenues	$44,807 1,819 150 46,776	$36,297 1,553 167 38,017
Operating costs: Salaries and related costs Rent, clinic supplies and other Provision for doubtful accounts	21,067 11,176 1,217 33,460	17,898 9,260 834 27,992
Corporate office costs: General and administrative Recruitment and development	4,286 1,424 5,710	3,594 1,122 4,716
Operating income before non-operating expenses	7,606	5,309
Interest expense	569	544
Minority interests in subsidiary limited partnerships	2,640	1,872
Income before income taxes	4,397	2,893
Provision for income taxes	1,721	1,143
Net income	$ 2,676	$ 1,750
Basic earnings per common share	$ .84	$ .51
Diluted earnings per common share	$ .75	$ .49

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
      Provision for bad debts
      Loss on disposal of fixed assets
      Deferred taxes

	$ 2,676 1,720 2,640 1,217 46 198	$ 1,750 1,563 1,872 834 9 109

Changes in operating assets and liabilities:
   Increase in patient accounts receivable
   Increase in accounts receivable - other
   Increase in other assets
   Increase in accounts payable
      and accrued expenses
   Decrease in estimated third-party payor
      (Medicare) settlements

	(2,221) (125) (62) 1,000 (97)	(1,678) (724) (76) 645 (452)
Net cash provided by operating activities	6,992	3,852

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2000	1999
	(unaudited)
Investing activities
Purchase of fixed assets Purchase of intangibles Proceeds on sale of fixed assets Net cash used in investing activities	(2,203) (10) 18 (2,195)	(1,552) (125) 25 (1,652)
Financing activities

Proceeds from notes payable
Payment of notes payable
Repurchase common stock
Proceeds from investment of minority investors
   in subsidiary limited partnerships
Proceeds from exercise of stock options
Distributions to minority investors in subsidiary
   limited partnerships
Net cash used in financing activities

	2,115 (24) (6,275) 78 - (2,269) (6,375)	- (24) (3,414) 1 67 (1,542) (4,912)
Net decrease in cash and cash equivalents	(1,578)	(2,712)
Cash and cash equivalents - beginning of period	4,030	6,328
Cash and cash equivalents - end of period	$ 2,452	$ 3,616
Supplemental disclosures of cash flow information
Cash paid during the period for: Income taxes Interest	$ 1,882 $ 513	$ 896 $ 487

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of September 30, 2000, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (89% of the clinics were at 64% as of September 30, 2000). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the entire year.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." Provisions of FIN 44, the majority of which were effective July 1, 2000, have not had a material effect on the Company's financial position or the results of operations.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in the accompanying financial statements for the three and nine months ended September 30, 1999 have been reclassified to conform with the presentation used for the three and nine months ended September 30, 2000. These reclassifications had no effect on net income.

2. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Numerator:
   Net income
   Numerator for basic earnings
      per share
   Effect of dilutive securities:
      Interest on convertible
      subordinated notes payable
   Numerator for diluted earnings
      per share - income available
      to common stockholders
      after assumed conversions

	$1,067,000 $1,067,000 120,000 $1,187,000	$ 670,000 $ 670,000 120,000 $ 790,000	$2,676,000 $2,676,000 357,000 $3,033,000	$1,750,000 $1,750,000 355,000 $2,105,000

Denominator:
   Denominator for basic earnings
      per share--weighted-average
      shares
   Effect of dilutive securities:
      Stock options
      Convertible subordinated
      notes payable
   Dilutive potential common
      shares
   Denominator for diluted earnings
      per share--adjusted weighted-
      average shares and assumed
      conversions

	2,966,000 253,000 772,000 1,025,000 3,991,000	3,276,000 48,000 772,000 820,000 4,096,000	3,178,000 120,000 772,000 892,000 4,070,000	3,442,000 46,000 772,000 818,000 4,260,000
Basic earnings per common share Diluted earnings per common share	$ .36 $ .30	$ .20 $ .19	$ .84 $ .75	$ .51 $ .49

During the three and nine months ended September 30, 2000 and 1999, the Company had outstanding the following notes payable: 8% Convertible Subordinated Notes due June 30, 2003, for an aggregate principal amount of $3,050,000; 8% Convertible Subordinated Notes, Series B, due June 30, 2004, for an aggregate principal amount of $2,000,000; and 8% Convertible Subordinated Notes, Series C, due June 30, 2004, for an aggregate principal amount of $3,000,000 (collectively the "Notes").

3. Income Taxes

Significant components of the provision for income taxes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Current: Federal State Total current Deferred: Federal State Total deferred Total income tax provision	$ 551,000 113,000 664,000 10,000 - 10,000 $ 674,000	$ 467,000 80,000 547,000 (109,000) - (109,000) $ 438,000	$1,615,000 304,000 1,919,000 (198,000) - (198,000) $1,721,000	$1,037,000 215,000 1,252,000 (109,000) - (109,000) $1,143,000

4. Letter Loan Agreement

In July 2000, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000. As of September 30, 2000, the Company had borrowed $2,115,000 under the convertible line of credit. The Company expects to convert this line of credit to a term loan on December 31, 2000, which will be repayable in ten equal quarterly installments beginning March 31, 2001. The loan bears interest at a rate per annum of prime plus one-half percent.

As of September 30, 2000, the Company has a revolving line of credit with a bank, which permits borrowing of up to $500,000 for working capital purposes. No borrowing under this revolving line of credit was outstanding at September 30, 2000. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half percent. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 2000, the Company operated 130 outpatient physical and occupational therapy clinics in 30 states. The average age of the 130 clinics in operation at September 30, 2000 was 3.79 years. Since inception of the Company, 137 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed eight facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics and then closed such facilities. Of the eight facilities closed to date, three occurred during the nine months ended September 30, 1999 and two during the nine months ended September 30, 2000. No loss was recorded related to these closures. These five clinics combined accounted for net patient revenues and clinic operating costs for the nine months ended September 30, 2000 of $97,000 and $178,000, respectively, and for the nine months ended September 30, 1999 of $381,000 and $569,000, respectively.

The Company had begun an initiative to enter the surgery center business in 1999. In March 2000, the Company discontinued such initiative. See "Factors Affecting Future Results - Discontinuance of the Surgery Center Initiative."

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Patient Revenues

Net patient revenues increased to $15,455,000 for the three months ended September 30, 2000 ("2000 Third Quarter") from $12,622,000 for the three months ended September 30, 1999 ("1999 Third Quarter"), an increase of $2,833,000, or 22%. Net patient revenues from the 25 clinics developed since the 1999 Third Quarter (the "New Clinics") accounted for 57% of the increase, or $1,603,000. The remaining increase of $1,230,000 in net patient revenues comes from those 105 clinics opened before the 1999 Third Quarter (the "Old Clinics"). Of the $1,230,000 increase in net patient revenues from the Old Clinics, $1,294,000 was due to a 10% increase in the number of patient visits, which was offset, in part, by a slight decrease in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by workers' compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors.

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

Management Contract Revenues

Management contract revenues increased to $620,000 for the 2000 Third Quarter from $563,000 for the 1999 Third Quarter, an increase of $57,000, or 10%. Approximately $41,000 of the increase, or 72%, was due to a new management contract entered into in March 2000. The remaining 28% increase, or $16,000, was primarily due to a 4% increase in patient visits.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 71% for the 2000 Third Quarter from 72% for the 1999 Third Quarter.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $7,287,000 for the 2000 Third Quarter from $6,073,000 for the 1999 Third Quarter, an increase of $1,214,000, or 20%. Approximately 67% of the increase, or $809,000, was due to the New Clinics. The remaining 33% increase, or $405,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 45% for the 2000 Third Quarter from 46% for the 1999 Third Quarter.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $3,770,000 for the 2000 Third Quarter from $3,171,000 for the 1999 Third Quarter, an increase of $599,000, or 19%. Approximately 93% of the increase,

or $555,000, was due to the New Clinics, while 7%, or $44,000, of the increase was due to the Old Clinics. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 23% for the 2000 Third Quarter from 24% for the 1999 Third Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $425,000 for the 2000 Third Quarter from $296,000 for the 1999 Third Quarter, an increase of $129,000, or 44%. Approximately 27% of the increase, or $35,000, was due to the New Clinics. The remaining 73% increase, or $94,000, was due to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues increased to 2.7% for the 2000 Third Quarter from 2.3% for the 1999 Third Quarter.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,455,000 for the 2000 Third Quarter from $1,242,000 for the 1999 Third Quarter, an increase of $213,000, or 17%. General and administrative costs increased primarily as a result of increased travel, hiring fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for the 2000 and 1999 Third Quarters.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs decreased $142,000, or 29%, to $347,000 for the 2000 Third Quarter from $489,000 for the 1999 Third Quarter. In 1999, recruitment and development costs included $152,000 related to the discontinued surgery center initiative. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined decreased to 2% for the 2000 Third Quarter from 4% for the 1999 Third Quarter.

Interest Expense

Interest expense increased $24,000, or 13%, to $207,000 for the 2000 Third Quarter from $183,000 for the 1999 Third Quarter. This increase in interest is due to $2,115,000 borrowed by the Company to help finance the repurchase of 565,000 shares of its common stock. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in ten equal quarterly installments beginning March 2001. See "Liquidity and Capital Resources."

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $219,000, or 32%, to $897,000 for the 2000 Third Quarter from $678,000 for the 1999 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes

The provision for income taxes increased to $674,000 for the 2000 Third Quarter from $438,000 for the 1999 Third Quarter, an increase of $236,000, or 54%. The Company accrued income taxes at effective tax rates of 39% and 40% for the 2000 Third Quarter and the 1999 Third Quarter, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net Patient Revenues

Net patient revenues increased to $44,807,000 for the nine months ended September 30, 2000 ("2000 Nine Months") from $36,297,000 for the nine months ended September 30, 1999 ("1999 Nine Months"), an increase of $8,510,000, or 23%. Net patient revenues from the 25 clinics developed since the 1999 Nine Months (the "New Clinics") accounted for 36% of the increase, or $3,074,000. The remaining increase of $5,436,000 in net patient revenues comes from those 105 clinics opened before the 1999 Nine Months (the "Old Clinics"). Of the $5,436,000 increase in net patient revenues from the Old Clinics, $5,427,000 was due to a 15% increase in the number of patient visits, while $9,000 was due to a slight increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by workers' compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors.

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

Management Contract Revenues

Management contract revenues increased to $1,819,000 for the 2000 Nine Months from $1,553,000 for the 1999 Nine Months, an increase of $266,000, or 17%. Approximately 34% of the increase, or $91,000, was due to a new management contract entered into in March 2000. The remaining 66% increase, or $175,000, was due to a 15% increase in patient visits.

Clinic Operating Costs

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 72% for the 2000 Nine Months from 74% for the 1999 Nine Months.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $21,067,000 for the 2000 Nine Months from $17,898,000 for the 1999 Nine Months, an increase of $3,169,000, or 18%. Approximately 51% of the increase, or $1,630,000, was due to the New Clinics. The remaining 49% increase, or $1,539,000, was due principally to increased staffing to meet the increase in patient visits for the Old Clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 45% for the 2000 Nine Months from 47% for the 1999 Nine Months.

Clinic Operating Costs - Rent, Clinic Supplies and Other

Rent, clinic supplies and other increased to $11,176,000 for the 2000 Nine Months from $9,260,000 for the 1999 Nine Months, an increase of $1,916,000, or 21%. Approximately 68% of the increase, or $1,310,000, was due to the New Clinics, while 32%, or $606,000, of the increase was due to the Old Clinics. The increase in rent, clinic supplies and other for the Old Clinics related primarily to an increase in group health insurance during the 2000 Nine Months. The Company self insures for group health benefits and periodically reviews and adjusts its health insurance reserves. Reserves were increased in the 2000 Nine Months based upon an increase in expected claims. This was coupled with an increase in rent expense. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined remained unchanged at 24% for the 2000 and 1999 Nine Months.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1,217,000 for the 2000 Nine Months from $834,000 for the 1999 Nine Months, an increase of $383,000, or 46%. Approximately 17% of the increase, or $65,000, was due to the New Clinics. The remaining 83% increase, or $318,000, was due to the Old Clinics. The provision for doubtful accounts as a percent of net patient revenues increased to 2.7% for the 2000 Nine Months from 2.3% for the 1999 Nine Months.

Corporate Office Costs - General and Administrative

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $4,286,000 for the 2000 Nine Months from $3,594,000 for the 1999 Nine Months, an increase of $692,000, or 19%. General and administrative costs increased primarily as a result of increased travel, hiring fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in the 2000 Nine Months, the Company recorded a $50,000 loss on the disposal of certain equipment. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for the 2000 and 1999 Nine Months.

Corporate Office Costs - Recruitment and Development

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and, until its discontinuance in March 2000, the development of its surgery center initiative. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs increased $302,000, or 27%, to $1,424,000 for the 2000 Nine Months from $1,122,000 for the 1999 Nine Months. Recruitment and development expenses related to the Company's surgery center initiative accounted for approximately 65%, or $195,000, of the increase between the 2000 and 1999 Nine Months. In March 2000, the Company decided to discontinue the surgery center initiative. The majority of the $195,000 increase due to surgery center costs related to salaries of development personnel, including severance pay associated with the discontinuance of the surgery center initiative, consulting fees, legal fees and travel. Excluding the effects of the surgery center initiative, recruitment and development costs increased 11%, or $107,000, between the 2000 and 1999 Nine Months. This increase was primarily due to increased marketing and recruiting fees associated with opening a greater number of clinics in the 2000 Nine Months over the 1999 Nine Months. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 3% for the 2000 and 1999 Nine Months.

Interest Expense

Interest expense increased $25,000, or 5%, to $569,000 for the 2000 Nine Months from $544,000 for the 1999 Nine Months. This increase in interest is due to $2,115,000 borrowed by the Company to help finance the repurchase of 565,000 shares of its common stock. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in ten equal quarterly installments beginning March 2001. See "Liquidity and Capital Resources."

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships increased $768,000, or 41%, to $2,640,000 for the 2000 Nine Months from $1,872,000 for the 1999 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

Provision for Income Taxes

The provision for income taxes increased to $1,721,000 for the 2000 Nine Months from $1,143,000 for the 1999 Nine Months, an increase of $578,000, or 51%. During the 2000 and 1999 Nine Months, the Company accrued income taxes at effective tax rates of 39% and 40%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

Liquidity and Capital Resources

At September 30, 2000, the Company had $2,452,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at September 30, 2000 was $955,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

The decrease in cash and cash equivalents of $1,578,000 from December 31, 1999 to September 30, 2000 was primarily due to the Company's use of cash to repurchase 565,000 shares of its common stock in August 2000 for $6,275,000 (including expenses).

The Company's current ratio decreased to 3.80 to 1.00 at September 30, 2000 from 6.79 to 1.00 at December 31, 1999. The decrease in the current ratio was due primarily to a decrease in cash and cash equivalents, a decrease in other current assets, an increase in notes payable and an increase in accrued expenses, offset, in part, by an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable.

At September 30, 2000, the Company had a debt-to-equity ratio of 1.43 to 1.00 compared to 0.76 to 1.00 at December 31, 1999. The increase in the debt-to-equity ratio from December 31, 1999 to September 30, 2000 resulted primarily from the decrease in equity due to the common stock repurchase in August 2000 of $6,275,000 (including expenses) and an increase in notes payable of $2,115,000 relating to the convertible line of credit the Company entered into in August 2000, offset, in part, by net income of $2,676,000 for the 2000 Nine Months.

In January 1997, the Company's Board of Directors authorized the use of available cash to repurchase up to 200,000 shares of Company common stock in the open market. The timing and the actual number of shares purchased will depend on market conditions. The repurchased shares will be held as treasury shares and be available for general corporate purposes. Through September 30, 2000, under this authorization, 4,900 shares have been repurchased at a cost of $47,000.

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

In July 2000, the Company's Board of Directors authorized the repurchase for cash up to 500,000 shares of its issued and outstanding common stock for a price of $11.00 per share (the "Offer"). Pursuant to the terms of the Offer, the Company could buy up to an additional 2% of its outstanding shares without amending or extending the Offer. The Company completed the repurchase of 565,000 shares in August 2000 for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a convertible line of credit in the amount of $2,115,000 to fund the repurchase of the stock.

In conjunction with the Offer, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in ten equal quarterly installments beginning March 2001. Additionally, the bank agreed to loan up to $500,000 for working capital purposes pursuant to a revolving line of credit. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half percentage point. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001. As of September 30, 2000, the Company had borrowed $2,115,000 and $-0- under the $2,500,000 convertible line of credit and the $500,000 revolving line of credit, respectively.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company will be required to implement SAB 101 in the fourth quarter of the year ended December 31, 2000. The Company does not expect that the implementation of SAB 101 will have a material effect on its financial condition or results of operations.

Factors Affecting Future Results

Clinic Development

As of September 30, 2000, the Company had 130 clinics in operation, 19 of which opened during the 2000 Nine Months. During October 2000, the Company opened five new facilities, marking its first entrance into the California market. The Company's goal for 2000 is to open 30 new clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the Company expects that patient revenues will be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the Company believes that the clinics opened since the 1999 Nine Months should favorably impact the Company's results of operations for 2000 and beyond.

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

Discontinuance of the Surgery Center Initiative

In March 2000, the Company decided to discontinue its surgery center initiative which originally began in 1999. Although the Company continues to believe that surgery centers and physical therapy clinics fit well together, its model surgery center was based upon substantial ownership by surgeon investors. The Company was not able to achieve targeted ownership by surgeon investors, and, rather than continue to expend resources on the surgery center business, the Company decided to focus 100% on the growth of its therapy business. Costs incurred related to the surgery center initiative, including severance benefits for terminated employees, totaled $348,000 and $152,000 for the 2000 and 1999 Nine Months, respectively.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipate,""believe,""estimate,""intend,""expect" and "goal" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms and use of capital and weather. Some or all of these factors are beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

As of September 30, 2000, the Company had outstanding $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003, $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B, due June 30, 2004 and $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (collectively, the "Notes"). The Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the Note holders into common stock of the Company at any time during the life of the Notes. The conversion price ranges from $10.00 to $12.00 per share, subject to adjustment as provided in the Notes. The fair value of the Notes is not currently determinable due primarily to the convertibility provision of the Notes and the fact that the Notes are not readily marketable.

In July 2000, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000. As of September 30, 2000, the Company had borrowed $2,115,000 under the convertible line of credit. The Company expects to convert this line of credit to a term loan on December 31, 2000, which will be repayable in ten equal quarterly installments beginning March 31, 2001. The loan bears interest at a rate per annum of prime plus one-half percent.

As of September 30, 2000, the Company has a revolving line of credit with a bank, which permits borrowing of up of $500,000 for working capital purposes. No borrowing under this revolving line of credit was outstanding at September 30, 2000. Outstanding loans will bear interest at a rate per annum of prime plus one-half percent.

The Company's borrowings under the convertible line of credit at September 30, 2000 of $2,115,000 contain an element of market risk from changes in interest rates. For purposes of specific risk analysis, the Company uses sensitivity analysis to assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. A one percent increase or decrease in the levels of interest rates on variable rate debt with all the other variables held constant would not result in a material change to the Company's results of operations or financial position or the fair value of its financial instruments.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits

27. Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: November 14, 2000	By: /s/ J. MICHAEL MULLIN
J. Michael Mullin Chief Financial Officer (duly authorized officer and principal financial officer)