Form 10-K
period 2000-12-31
U S PHYSICAL THERAPY INC /NV
filed 2001-04-02
CIK 885978

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               ---------------  --------------


Commission file number    1-11151


                          U.S. PHYSICAL THERAPY, INC.
                -----------------------------------------------
                (Name of registrant as specified in its charter)


               Nevada                                          76-0364866
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


 3040 Post Oak Blvd., Suite  222, Houston, Texas                 77056
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

        As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was:

                                  $57,122,000
                                  -----------

        As of March 26, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was:

                                    6,622,016
                                    ----------


                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                 Part of Form 10-K
- --------------------------                       --------------------
Portions of Definitive Proxy                          PART III
Statement for the 2001 Annual
 Meeting of Shareholders

FORWARD LOOKING STATEMENTS

         We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates,""believes,""estimates,""intends,""expects,""plans,"
"should" and "goal" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things:

         o general economic, business, and regulatory conditions discussed under the headings "Sources of Revenue/Reimbursement" and "Factors Affecting Future Results" below;

         o   competition discussed under the heading "Competition" below;

         o federal and state regulations discussed under the heading "Regulation and Healthcare Reform" below;

         o availability, terms, and use of capital discussed under the heading "Managment's Discussion and Analysis of Financial Condition and Results of Operations" below; and

         o   weather.

Some or all of these factors are beyond the Company's control.

        Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report. The Company undertakes no obligation to update any forward-looking statement, whether as the result of actual results, changes in assumptions, new information, future events, or otherwise.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         U.S. Physical Therapy, Inc. (the "Company") operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2000, the Company operated 139 outpatient physical and occupational therapy clinics in 30 states. The average age of the 139 clinics in operation at December 31, 2000 was 3.78 years. Since the inception of the Company, 146 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed eight facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics, which facilities it then closed. The Company opened 28 new clinics in 2000. Management's goal for 2001 is to open between 30 and 35 clinics.

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

        The Company's development strategy is to attract physical and occupational therapists who have established relationships with physicians by offering them the opportunity to acquire a partnership interest in a new clinic to be developed by the Company. In addition, the therapist partner receives a competitive salary and bonus based on his or her clinic's net revenue and profitability. The Company is presently engaged in discussions with several prospective therapist partners.

        In addition to the Company's partnership program, it also manages physical therapy facilities for third parties, including physicians, with seven such third-party facilities under the Company's management as of December 31, 2000.

        In March 2000, the Company decided to discontinue its surgery center initiative which originally began in 1999. Costs incurred related to the surgery center initiative, including severance benefits for terminated employees, totaled $369,000 and $384,000 for the years ended December 31, 2000 and 1999, respectively.

        On January 5, 2001, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000. All share and per share amounts contained herein have been adjusted to reflect the effect of the stock split.

        The Company was formed in June 1990 and operated as a subchapter S Corporation until August 1991 when it reorganized into a limited partnership form of organization. In May 1992, in connection with the Company's initial public offering, the Company was reorganized into its present form, a Nevada corporation with operating subsidiaries organized in the form of limited partnerships. In such reorganization, the prior owners of the limited partnership interests and the corporate general partner corporations exchanged their interests for the Company's common stock.

        In June 1993, the Company completed the issuance and sale at par in a private placement of $3,050,000 of 8% Convertible Subordinated Notes due June 30, 2003 (the "Initial Series Notes"). In May 1994, the Company completed the issuance and sale at par in a private placement of $2,000,000 of 8% Convertible Subordinated Notes, Series B due June 30, 2004 (the "Series B Notes") and $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes," and collectively, the Initial Series Notes, the Series B Notes and the Series C Notes are hereinafter referred to as the "Convertible Subordinated Notes").

        The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the notes so converted by $5.00 (in the case of the Initial Series Notes and the Series C Notes) or $6.00 (in the case of the Series B Notes), subject to adjustment under certain circumstances.

        During 2000, $850,000 of the Convertible Subordinated Notes were converted by the note holders into 144,998 shares of common stock, resulting in a balance of $7,200,000 in Convertible Subordinated Notes at December 31, 2000. In January 2001, an additional $650,000 was converted by a note holder into 130,000 shares of common stock and the Company exercised its right under the Initial Series Notes and the Series B Notes to require conversion of the remaining $3,550,000 into 668,332 shares of common stock. The Series C Notes do not contain a mandatory conversion feature and currently remain outstanding.

        Unless the context otherwise requires, references in this Form 10-K to the Company include the Company and all its subsidiaries. The Company's principal executive offices are located at 3040 Post Oak Blvd., Suite 222, Houston, Texas 77056, and its telephone number is (713) 297-7000.

THE COMPANY'S CLINICS

        In general, the managing physical and/or occupational therapist of each clinic owns a partnership interest in the clinic he or she operates. For the majority of the clinics, this is accomplished by structuring the clinic as a separate limited partnership (the "Clinic Partnerships"). As of December 31, 2000, the Company, through wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (with respect to 90% of the Company's clinics, the Company owned a limited partnership interest of 64% as of December 31, 2000). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, Clinic Partnerships may consist of one or more clinic locations.

        In the majority of the partnership agreements, the therapist partner begins with a 20% profit interest in his or her Clinic Partnership which increases by 3% at the end of each year until his or her interest reaches 35%. The therapist partners have no interest in net losses of Clinic Partnerships, except to the extent of their capital accounts. The Company presently anticipates that future clinics developed by the Company will be structured in a comparable manner.

         In addition, typically each therapist partner enters into an employment agreement with the Company providing for a covenant not to compete during his or her employment with the Company plus one to two years thereafter. The terms of the employment agreements range from two to five years. Pursuant to each employment agreement, the therapist partner receives a base salary and a bonus based on the net revenues or operating profit generated by his or her Clinic Partnership. Each employment agreement provides that the therapist partner can be required to sell his or her partnership interest in the Clinic Partnership for the amount of his or her capital account upon termination of employment with the Clinic Partnership before the expiration of the initial term of employment. The employment agreements contain no provisions requiring the purchase by the Company of the therapist partner's interest in the Clinic Partnership in the event of death or disability, or after the initial term of employment.

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

        The Company's typical clinic occupies approximately 1,500 to 4,000 square feet of space under a lease in an office building or shopping center. The Company seeks to obtain leases for its clinics at ground level (although it may not always be successful in obtaining such leases) in order to make access to its clinics as easy as possible for patients. The Company also attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. The typical staff needed to operate a clinic in its initial stages is a licensed physical and/or occupational therapist and an office manager. Staffing may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. As patient visits grow, the staffing may be increased to include two or more additional licensed physical and/or occupational therapists and one or two additional office personnel. All therapy services provided are performed under the direct supervision of a licensed physical and/or occupational therapist.

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

INDUSTRY BACKGROUND

        Physical and occupational therapy is the process of aiding in the rehabilitation of individuals disabled by injury or disease or recovering from surgery. Management believes that the following factors are influencing the growth of outpatient physical and occupational therapy services:

        Economic Benefits of Physical and Occupational Therapy Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, are seeking ways to save on traditional healthcare services. Management believes physical and occupational therapy services are cost-effective by helping to prevent short-term disabilities from becoming chronic conditions, and by speeding the recovery from surgery and musculoskeletal injuries.

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

MARKETING

        On a local basis, the Company focuses its marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine and general practitioners, which generally account for the majority of physical and occupational therapy referrals. In marketing to the physician community, the clinics emphasize their commitment to quality patient care and communication with physicians regarding patient progress. On a national level, the Company employs marketing personnel to assist the clinic directors in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies for clinic therapy services, as well as to develop and implement marketing plans for marketing to the physician community.

SOURCES OF REVENUE/REIMBURSEMENT

        Payor sources for clinic services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance and managed care programs generally provide outpatient services coverage to patients utilizing the clinics, and the patient is normally required to pay an annual deductible and a co-insurance payment. Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to pay for employees' costs of medical rehabilitation, lost wages, legal fees and other costs associated with work-related injuries and disabilities and, in certain jurisdictions, mandatory vocational rehabilitation. These statutes generally require that these benefits be offered to employees without any deductibles, co-payments or cost sharing. Companies may provide such coverage to their employees through either the purchase of insurance from private insurance companies, participation in state-run funds or through self-insurance. Treatments for patients who are parties to personal injury cases are generally paid for from the proceeds of settlements with insurance companies or from favorable judgements. If an unfavorable judgement is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. Bad debt reserves relating to personal injury accounts receivable are regularly reviewed and adjusted as appropriate.

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

        As of December 31, 2000, 112 of the Company's clinics have been certified as rehabilitation agencies by Medicare and 14 additional clinics have individual therapists certified by Medicare to provide services as physical therapists in private practice. Management anticipates that, in the future, newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will be successful in becoming certified as Medicare providers.

        Prior to 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by a Medicare-certified rehabilitation agency was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Effective in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other provisions, extended the moratorium for one year through December 31, 2002.

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

REGULATION AND HEALTHCARE REFORM

        The healthcare industry is subject to numerous federal, state and local regulations. Certain states into which the Company may expand have laws that require facilities that employ health professionals and provide health-related services to be licensed and, in some cases, to obtain a certificate of need. Pursuant to certificate of need laws, the affected entity is required to demonstrate to a state regulatory authority the need for and financial feasibility of certain expenditures related to such activities as the construction of new facilities or the commencement of new healthcare services. Based on its operating experience to date, the Company believes that its business, as presently conducted, does not require certificates of need or other facility approvals or licenses. There can be no assurance, however, that existing laws or regulations will not be interpreted or modified to require the Company to obtain such approvals or licenses and, if so, that such approvals or licenses could be obtained. Failure to obtain any required certificates, approvals or licenses could have a material adverse effect on the Company's business, financial condition and results of operations.

        As of December 31, 2000, 112 of the Company's clinics have been certified as rehabilitation agencies by Medicare and 14 additional clinics have individual therapists certified by Medicare to provide services as physical therapists in private practice. In order to receive Medicare reimbursement, a rehabilitation agency or the individual therapist must meet the applicable conditions of participation set forth by HHS relating to the type of facility, its equipment, record keeping, personnel and standards of medical care, as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance.

    Various Federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the "Fraud and Abuse Law"), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. The Company does not believe its business arrangements are out of compliance with these provisions. The provisions are broadly written and the full extent of their application is not currently known. In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services issued regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "1991 Safe Harbor Rules"). The 1991 Safe Harbor Rules created certain standards ("Safe Harbors") which, if fully complied with, assure participants that a particular business arrangement is not: (a) a criminal offense under the Fraud and Abuse Law, (b) the basis for an exclusion from the Medicare and Medicaid programs or
(c) the basis for imposition of civil sanctions. Failure to fall within a Safe Harbor does not constitute a violation of the Fraud and Abuse Law; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

        The Fraud and Abuse Law limits the relationships which the Company may have with referral sources. The Company's business of managing physician-owned physical therapy facilities is subject to Fraud and Abuse Law issues. According to the OIG's advisory opinion No. 98-4, these business arrangements fall outside the scope of the Safe Harbors. Currently, federal courts provide little guidance as to the application of the Fraud and Abuse Law to such arrangements. Management considers these issues in planning its clinics, marketing and other activities, and believes its operations are in compliance with applicable law, but no assurance can be given regarding compliance in any particular factual situation. In the event that management contracts of the type to which the Company is a party are held to violate the Fraud and Abuse Law, such holding could have a material adverse effect on the Company's business, financial condition and results of operations.

        In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer. The OIG is concerned that in such arrangements, the rental payments may be disguised kickbacks to the physician-landlords to induce referrals. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. Currently, eight clinics rent space from referring physicians. The Company has taken the steps that it believes are necessary to assure that all leases comply with the space rental Safe Harbor to the Fraud and Abuse Law. When the lease meets all of the criteria of a Safe Harbor, the arrangement is immune from prosecution under the Fraud and Abuse Law.

        The Company believes its operations are in compliance with the current requirements of applicable federal and state law, but no assurances can be given that a federal or state agency charged with enforcement of the Fraud and Abuse Law and similar laws might not assert an adverse position or new interpretation of existing laws that could have a material adverse effect on its business.

        The federal law known as the "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") amended the federal Medicare statute to prohibit referrals by a physician for "designated health services," including physical therapy and occupational therapy, to an entity in which the physician (or family member) has an investment interest or other financial relationship, subject to certain exceptions. This prohibition took effect on January 1, 1995.

        This law also prohibits billing for services rendered pursuant to a prohibited referral. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs. Several states have enacted laws similar to the Stark Law, but these state laws cover all (not just Medicare and Medicaid) patients; and many healthcare reform proposals in the last few years would have expanded the Stark Law to cover all patients as well. The Stark Law covers a management contract with a physician group and any financial relationship between the Company and referring physicians, including any financial transaction resulting from a clinic acquisition. As with the Fraud and Abuse Law, management considers the Stark Law in planning its clinics, marketing and other activities, and believes that its operations are in compliance with applicable law. However, as noted above, no assurance can be given regarding compliance in any particular factual situation.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

        In an effort to combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA amends existing criminal legislation and criminal penalties for Medicare fraud and enacts new federal healthcare anti-fraud legislation. HIPAA creates a source of funding for fraud control divided between HHS and the Department of Justice and is used to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry on fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. The Company cannot predict what effect, if any, these expanded enforcement authorities will have on the healthcare industry generally or on the Company's business.

        Additionally, HIPAA mandates the adoption of certain standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information. HIPAA's security and privacy final regulations were released by HHS on December 28, 2000; however, these regulations are currently under review and will not be finalized until April 14, 2001. Once the regulations are finalized, the Company will have two years to comply. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

        The Company is evaluating the impact of HIPAA. At this time, the Company anticipates that it will be able to fully comply with the HIPAA requirements that have been adopted. Since the HIPAA regulations have not yet been finalized, the Company cannot at this time estimate the cost of such compliance. Based on its current knowledge, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential approaches that have been considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the healthcare delivery system. Managed care entities, which represent an ever-growing percentage of healthcare payors, are demanding lower costs from healthcare providers, and in many cases, requiring or encouraging providers to accept capitated payments that may not be adequate to allow providers to cover their full costs or may reduce their profitability. Legislative debate is expected to continue in the future and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on its business.

COMPETITION

        The healthcare industry, generally, and the physical and occupational therapy businesses, in particular, are highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The competitive factors in the physical and occupational therapy businesses include, without limitation, quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. The Company's clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, private therapy clinics and chiropractors.

        The Company believes that its main sources of competition are acute care hospital outpatient therapy clinics and private therapy clinic organizations that provide therapy services. The Company will face further competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately-owned therapy practices.

        Management believes that providing the key therapists with an opportunity to participate in clinic ownership is a competitive advantage because it helps to ensure commitment by local management to the success of the clinic and minimizes turnover of managing therapists.

        The Company also believes its competitive position is enhanced by its strategy of locating its clinics, when possible, on the ground floor in office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. The Company attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. Management also believes it can generally provide its services at a lesser cost than comparable services of hospitals due to hospitals' higher overhead.

EMPLOYEES

        At December 31, 2000, the Company employed 1,056 total employees, of which 610 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

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

INSURANCE

        The Company maintains professional liability coverage on professionals employed in each of its clinics, in addition to general liability insurance and coverage for the customary risks inherent in the operation of healthcare facilities and businesses in general. Management believes its insurance policies in force to be adequate in amount and coverage for its current operations.

ITEM 2.  PROPERTIES.

        The Company presently leases, under noncancellable operating leases with terms ranging from one to five years, all of the properties used for its clinics with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, for which the Company owns the buildings. The Company also owns a building in Clovis, New Mexico, which it intends to sell or lease, related to a clinic closed in 2000. The Company intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies approximately 1,500 to 4,000 square feet of space.

        The Company also leases, under a noncancellable operating lease expiring in July 2003, its executive offices located in Houston, Texas. The executive offices currently occupy approximately 18,726 square feet of space (including allocations for common areas).

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is subject to litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not believe the impact of such lawsuits or other proceedings, if any, would be material to the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE QUOTATIONS

        The Company's common stock trades on the Nasdaq Stock Market, Inc. ("Nasdaq") National Market under the symbol "USPH." The range of Nasdaq reported trading prices for each quarterly period, as set forth below, reflect the two-for-one stock split effected in the form of a 100% stock dividend, payable on January 5, 2001, to holders of record as of December 27, 2000. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                            2000                       1999
                        ---------------          -----------------
                        HIGH       LOW           HIGH          LOW
    QUARTER

    First              $4.984    $4.125         $4.750      $3.750

    Second              5.375     4.375          4.688       3.750

    Third               7.875     5.188          4.719       3.875

    Fourth             12.688     6.875          4.813       3.625


RECORD HOLDERS

       As of March 12, 2001, there were 43 holders of record of the Company's outstanding common stock.

DIVIDENDS

       Since inception, the Company has not declared or paid cash dividends or made distributions on its equity securities (other than as described in the next paragraph), and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

       On January 5, 2001, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

       There were no sales of unregistered securities during the quarter ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                  Year Ended December 31,
                                              --------------------------------------------------------------------
                                                2000            1999           1998          1997           1996
                                              --------        --------       -------        -------       --------
                                                              (in thousands, except per share data)

Net revenues (1)                              $63,222         $51,368        $44,837        $38,807       $32,207

Income before income taxes                    $ 6,138         $ 3,962        $ 2,704        $ 2,481       $ 1,758

Net income (2)                                $ 3,735         $ 2,394        $ 1,596        $ 2,426       $ 1,641

Earnings per common share:
    Basic (3)                                 $  0.61         $  0.35        $  0.22        $  0.34       $  0.23
    Diluted (3)                               $  0.52         $  0.34        $  0.21        $  0.33       $  0.22

Total assets (1)                              $22,970         $23,346        $24,362        $22,548       $19,483
Long-term debt, less current portion          $ 7,226         $ 8,087        $ 8,126        $ 8,239       $ 8,276

Working capital (1)                           $10,420         $12,493        $12,832        $11,204       $ 9,214

Current ratio (1)                                4.14            6.79           5.45           5.07          4.56

Long-term debt to total capitalization           0.46            0.43           0.41           0.45          0.52



(1) Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation used for 2000. The reclassifications had no effect on net income.

(2) Prior to 1998, net operating loss carryforwards were utilized to offset any federal income tax liability.

(3) All per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend, payable on January 5, 2001 to holders of record as of December 27, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2000, the Company operated 139 outpatient physical and/or occupational therapy clinics in 30 states. The average age of the 139 clinics in operation at December 31, 2000 was 3.78 years. Since the inception of the Company, 146 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has closed eight facilities due to adverse clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and closed two of the Company's clinics after selling certain fixed assets at such facilities. The closure of one of the Company's clinics, due to adverse clinic performance, occurred during 1998. See "Loss on Closure of Facility" for additional information. During 1999, three clinics were closed with no loss being recognized related to these closures. These three clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1999 of $263,000 and $333,000, respectively, and for the year ended December 31, 1998 of $815,000 and $728,000, respectively. Two clinics were closed in 2000 with no loss being recognized. These two clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 2000 of $97,000 and 221,000, respectively, for the year ended December 31, 1999 of $222,000 and $328,000, respectively, and for the year ended December 31, 1998 of $211,000 and $228,000, respectively.

In addition to the Company's partnership program, it also manages physical therapy facilities for third parties, including physicians, with seven such third-party facilities under management as of December 31, 2000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

NET PATIENT REVENUES

Net patient revenues increased to $60,667,000 for 2000 from $49,056,000 for 1999, an increase of $11,611,000, or 24%, on a 23% increase in patient visits to 697,000. Net patient revenues from the 28 clinics opened during 2000 (the "2000 New Clinics") accounted for 27% of the increase, or $3,144,000. The remaining increase of $8,467,000 in net patient revenues is attributable to those 111 clinics opened before 2000 (the "Mature Clinics"). Of the $8,467,000 increase in net patient revenues from the Mature Clinics, $8,215,000 was due to a 17% increase in the number of patient visits to 661,000, while $252,000 was due to an increase in the average net revenue per visit to $87.03.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Effective in 1999, the Balanced Budget Act of 1997 provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services, and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 which, among other provisions, extended the moratorium for one year through December 31, 2002.

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

MANAGEMENT CONTRACT REVENUES

Management contract revenues increased to $2,369,000 for 2000 from $2,112,000 for 1999, an increase of $257,000, or 12%. Approximately $117,000 of the increase, or 46%, was due to a new management contract entered into in March 2000. The remaining 54% increase, or $140,000, was primarily due to a 9% increase in patient visits for management contracts entered into prior to 2000.

OTHER REVENUES

Other revenues consisting of interest, sublease and real estate commission income decreased to $186,000 for 2000 from $200,000 for 1999, a decrease of $14,000, or 7%. The decrease was primarily due to a sublease agreement that was terminated in 1999, offset, in part, by an increase in real estate commission income.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 72% for 2000 from 74% for 1999.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $28,683,000 for 2000 from $23,995,000 for 1999, an increase of $4,688,000, or 20%. Approximately 37% of the increase, or $1,748,000, was due to the 2000 New Clinics. The remaining 63% increase, or $2,940,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 46% for 2000 from 47% for 1999.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $14,952,000 for 2000 from $12,455,000 for 1999, an increase of $2,497,000, or 20%. Approximately 57% of the increase, or $1,415,000, was due to the 2000 New Clinics, while 43%, or $1,082,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related to the fact that of the 17 clinics opened during 1999, 59% opened during the second half of the year. Accordingly, 2000 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined remained unchanged at 24% for 2000 and 1999.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $1,596,000 for 2000 from $1,165,000 for 1999, an increase of 37%, or $431,000. Approximately 16% of the increase, or $70,000, was due to the 2000 New Clinics. The remaining 84% increase, or $361,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues was 2.6% for 2000 compared to 2.4% for 1999.

CORPORATE OFFICE COSTS - GENERAL AND ADMINISTRATIVE

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $5,790,000 for 2000 from $4,803,000 for 1999, an increase of $987,000, or 21%. General and administrative costs increased primarily as a result of increased travel and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for 2000 and 1999.

CORPORATE OFFICE COSTS - RECRUITMENT AND DEVELOPMENT

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the Company's corporate office in Houston, Texas. Recruitment and development costs increased $133,000, or 8%, to $1,817,000 in 2000 from $1,684,000 in 1999. Recruitment and development costs for 2000 and 1999 included $369,000 and $384,000, respectively, related to the surgery center initiative discontinued in March 2000. The increase was primarily due to increased salaries and benefits of development personnel and increased recruitment fees and marketing expenses associated with opening 28 new clinics in 2000 over 17 in 1999. Excluding expenses related to the surgery centers, recruitment and development costs as a percent of net patient revenues and management contract revenues combined decreased to 2% for 2000 from 3% for 1999.

INTEREST EXPENSE

Interest expense increased $53,000, or 7%, to $780,000 for 2000 from $727,000 for 1999. This increase in interest was due to $2,115,000 borrowed by the Company to help finance the repurchase of 1,130,000 shares of its common stock. In November 2000, the Company repaid $1,215,000 of this loan, leaving a balance of $900,000 at December 31, 2000. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in quarterly installments of $250,000 beginning March 2001. See "Liquidity and Capital Resources."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $889,000, or 34%, to $3,466,000 for 2000 from $2,577,000 for 1999 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2,403,000 for 2000 from $1,568,000 for 1999, an increase of $835,000, or 53%. During 2000 and 1999, the Company accrued income taxes at effective tax rates of 39% and 40%, respectively. The 2000 and 1999 rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

NET PATIENT REVENUES

Net patient revenues increased to $49,056,000 for 1999 from $43,179,000 for 1998, an increase of $5,877,000, or 14%, on a 13% increase in patient visits to 566,000. Net patient revenues from the 17 clinics opened in 1999 (the "1999 New Clinics") accounted for 25% of the increase, or $1,488,000. The remaining increase of $4,389,000 in net patient revenues comes from those 96 clinics opened before 1999. The $4,389,000 increase in net patient revenues from these 96 clinics was primarily due to a 9% increase in the number of patient visits to 547,000, coupled with an increase in the average net revenue per visit to $86.94.

MANAGEMENT CONTRACT REVENUES

Management contract revenues increased to $2,112,000 for 1999 from $1,320,000 for 1998, an increase of $792,000, or 60%. This increase was due to the fact that three of the six management contracts were entered into in the second half of 1998. Accordingly, 1999 was the first full year revenues were recognized for all six third-party facilities under management at December 31, 1999.

OTHER REVENUES

Other revenues, consisting of interest and sublease income, decreased $138,000, or 41%, to $200,000 for 1999 from $338,000 for 1998. This decrease was due primarily to a decrease in interest income as a result of a lower average amount of cash and cash equivalents available for investment during 1999 compared to 1998.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 74% for 1999 from 76% for 1998.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $23,995,000 for 1999 from $21,029,000 for 1998, an increase of $2,966,000, or 14%. Approximately 26% of the increase, or $781,000, was due to the 1999 New Clinics. The remaining 74% increase, or $2,185,000, was due principally to increased staffing to meet the increase in patient visits for the clinics opened prior to 1999, coupled with an increase in bonuses earned by the clinic directors at the clinics opened prior to 1999. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 47% for 1999 and 1998.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $12,455,000 for 1999 from $11,502,000 for 1998, an increase of $953,000, or 8%. Approximately 71% of the increase, or $677,000, was due to the 1999 New Clinics, while 29%, or $276,000, of the increase was due to the clinics opened prior to 1999. The $276,000 increase from the clinics opened prior to 1999 was due to the fact that of the 20 clinics opened during 1998, 65% opened during the second half of the year. Accordingly, 1999 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined decreased to 24% for 1999 from 26% for 1998.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $1,165,000 for 1999 from $1,143,000 for 1998, an increase of $22,000, or 2%. This increase was due to a $32,000 increase associated with the 1999 New Clinics, offset, in part, by a decrease of $10,000 for the clinics opened prior to 1999. The provision for doubtful accounts as a percent of net patient revenues decreased to 2.4% in 1999 from 2.6% in 1998.

CORPORATE OFFICE COSTS - GENERAL AND ADMINISTRATIVE

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees increased to $4,803,000 for 1999 from $4,240,000 for 1998, an increase of $563,000, or 13%. General and administrative costs increased primarily as a result of salaries and benefits related to additional personnel hired to support an increasing number of clinics. In addition, in July 1998, the Company increased the square footage occupied at its corporate office in Houston, Texas and extended the lease for a five-year period ending July 2003. In connection with these changes to the lease, rent expense increased substantially. General and administrative costs as a percent of net patient revenues and management contract revenues combined decreased to 9% for 1999 from 10% for 1998.

CORPORATE OFFICE COSTS - RECRUITMENT AND DEVELOPMENT

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics and, until its discontinuance in March 2000, the development of its surgery center initiative. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the Company's corporate office in Houston, Texas. Recruitment and development costs increased $288,000, or 21%, to $1,684,000 in 1999 from $1,396,000 in 1998. Recruitment and development expenses related to the surgery center initiative accounted for 133%, or $384,000, of the increase between 1999 and 1998. The majority of the $384,000 surgery center costs related to consulting fees, salaries of development personnel, legal fees and travel associated with potential acquisitions of surgery centers and identifying and investigating potential sites for the development of new surgery centers. Excluding the effects of the surgery center initiative, recruitment and development costs decreased $96,000 from 1998 to 1999. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 3% for 1999 and 1998.

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

The Corpus Christi, Texas clinic accounted for net patient revenues and clinic operating costs for 1998 of $218,000 and $603,000, respectively.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $714,000, or 38%, to $2,577,000 in 1999 from $1,863,000 in 1998 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,568,000 for 1999 from $1,108,000 for 1998, an increase of $460,000, or 42%. During 1999 and 1998, the Company accrued income taxes at effective tax rates of 40% and 41%, respectively. The 1999 and 1998 rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $2,071,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at December 31, 2000 was $710,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. The Company also had a revolving line of credit with a bank which provides for borrowings up to $500,000, as needed, at a rate of prime plus one-half percentage point.

The decrease in cash of $1,959,000 from December 31, 1999 to December 31, 2000 is due primarily to the Company's use of cash to repurchase 1,130,000 shares of its common stock in August 2000 for $6,275,000 (including expenses), fund capital expenditures primarily for physical therapy equipment and leasehold improvements of $2,827,000, distribute $3,072,000 to minority investors in subsidiary limited partnerships and pay on notes payable of $1,254,000, offset, in part, by cash provided by operating activities of $8,861,000, proceeds from a bank loan of $2,115,000 and proceeds of $394,000 from the exercise of stock options.

The Company's current ratio decreased to 4.14 to 1.00 at December 31, 2000 from
6.79 to 1.00 at December 31, 1999. The decrease in the current ratio was due primarily to a decrease in cash and cash equivalents due to the repurchase of common stock.

At December 31, 2000, the Company had a debt-to-equity ratio of 0.85 to 1.00 compared to 0.76 to 1.00 at December 31, 1999. The increase in the debt-to-equity ratio from December 31, 1999 to December 31, 2000 resulted from the decrease in equity due to the common stock repurchase in August 2000 of $6,275,000 (including expenses), offset, in part, by net income of $3,735,000, the conversion of $850,000 convertible subordinated debt into 144,998 shares of common stock and the proceeds and tax benefit from the exercise of stock options of $394,000 and $255,000, respectively.

In April 1999, the Company's Board of Directors authorized the use of available cash to purchase up to 692,000 shares of its common stock at a price not greater than $5.00 nor less than $4.25 per share. The Company conducted the repurchases through a procedure commonly referred to as a "Dutch Auction," and completed the repurchase of 692,000 shares (9.6% of the then outstanding shares) in May 1999. The shares were repurchased at a price of $4.875 per share for a total aggregate cost of $3,414,000 (including expenses).

In July 2000, the Company's Board of Directors authorized the repurchase for cash of up to 1,000,000 shares of its issued and outstanding common stock for a price of $5.50 per share (the "Offer"). Pursuant to the terms of the Offer, the Company could buy up to an additional 2% of its outstanding shares without amending or extending the Offer. The Company completed the repurchase of 1,130,000 shares in August 2000 for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a convertible line of credit in the amount of $2,115,000 to fund the repurchase of the stock.

In conjunction with the Offer, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in quarterly installments of $250,000 beginning March 2001. Additionally, the bank agreed to loan up to $500,000 for working capital purposes pursuant to a revolving line of credit. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half percentage point. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001. Through December 31, 2000, the Company had borrowed $2,115,000 and $-0- under the $2,500,000 convertible line of credit and the $500,000 revolving line of credit, respectively.

In November 2000, the Company repaid $1,215,000 of the $2,115,000 borrowed under the convertible line of credit. Subsequent to December 31, 2000, the Company repaid the remaining balance of $900,000 on the convertible line of credit.

Management believes that existing funds, supplemented by cash flows from existing operations and the revolving line of credit will be sufficient to meet its current operating needs and its development plans through at least 2002.

RECENTLY PROMULGATED ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. Adoption of SFAS 133 did not have a material effect on the Company's financial condition or results of operations because the Company historically has not entered into derivative or other financial instruments for trading or speculative purposes nor does it use or intend to use derivative financial instruments or derivative commodity instruments.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of December 31, 2000, the Company had 139 clinics in operation, 28 of which opened in 2000. Management's goal for 2001 is to open between 30 and 35 additional clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be adversely impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened in 2000 should favorably impact the Company's results of operations for 2001 and beyond.

CONVERTIBLE SUBORDINATED DEBT

In June 1993, the Company completed the issuance and sale at par in a private placement of $3,050,000 of 8% Convertible Subordinated Notes due June 30, 2003 (the "Initial Series Notes"). In May 1994, the Company completed the issuance and sale at par in a private placement of $2,000,000 of 8% Convertible Subordinated Notes, Series B due June 30, 2004 (the "Series B Notes") and $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes" and collectively, the Initial Series Notes, the Series B Notes and the Series C Notes are hereinafter referred to as the "Convertible Subordinated Notes").

The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $5.00 in the case of the Initial Series Notes and the Series C Notes or $6.00 in the case of the Series B Notes. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 141,930 shares of its common stock in connection with the interest enhancement provision.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 20,000 and 124,998 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000.

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 130,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 460,000 and 208,332 shares of common stock, respectively.

The debt conversions increase the Company's shareholders' equity by the carrying amount of the debt converted, thus improving the Company's debt to equity ratio and will favorably impact results of operations and cash flow due to the interest savings of approximately $400,000 per year, before income tax, on the debt.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000, the Company had outstanding $2,950,000 aggregate principal amount of the Initial Series Notes, $1,250,000 aggregate principal amount of the Series B Notes and $3,000,000 aggregate principal amount of the Series C Notes (collectively, the "Notes").

On November 3, 2000, $750,000 of the Series B Notes was converted into 124,998 shares of common stock. The fair value of the $750,000 converted debt was approximately $1,184,000 based on the closing sales price of the Company's common stock on November 2, 2000 of $9.469, as reported by the National Market of Nasdaq. On November 30, 2000, $100,000 of the Initial Series Notes was converted into 20,000 shares of common stock. The fair value of the $100,000 converted debt was approximately $196,000 based on the closing sales price of the Company's common stock on November 29, 2000 of $9.813, as reported by the National Market of Nasdaq.

On January 8, 2001, an additional $650,000 of the Initial Series Notes was converted into 130,000 shares of the Company's common stock. The fair value of the $650,000 converted debt was approximately $1,857,000 based on the closing sales price of the Company's common stock on January 5, 2001 of $14.281, as reported by the National Market of Nasdaq. On January 12, 2001, the Company required conversion of the remaining $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 460,000 and 208,332 shares of common stock, respectively. The fair value of the $2,300,000 Initial Series Notes and the $1,250,000 Series B Notes was approximately $6,404,000 and $2,900,000, respectively, based on the closing sales price of the Company's common stock on January 11, 2001 of $13.922, as reported by the National Market of Nasdaq.

As of January 12, 2001, the Company had outstanding $3,000,000 aggregate principal amount of the Series C Notes. Based upon the closing price of the Company's common stock on March 20, 2001 of $15.00, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $9,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Convertible Subordinated Debt."

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Reports                                                 32


Audited Financial Statements:


Consolidated Balance Sheets as of
    December 31, 2000 and 1999                                                34


Consolidated Statements of Operations for the years
    ended December 31, 2000, 1999 and 1998                                    36


Consolidated Statements of Shareholders' Equity for
    the years ended December 31, 2000, 1999 and 1998                          37


Consolidated Statements of Cash Flows for the years
    ended December 31, 2000, 1999 and 1998                                    38


Notes to Consolidated Financial Statements                                    40

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule for the years ended December 31, 2000 and 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     KPMG LLP

Houston, Texas
March 8, 2001

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Physical Therapy, Inc. and subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                     Ernst & Young LLP

Houston, Texas
March 16, 1999

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                   December 31,
                                                                         --------- ------------------------
                                                                            2000                    1999
                                                                          ----------              ---------

ASSETS
Current assets:
    Cash and cash equivalents                                              $   2,071              $   4,030
    Patient accounts receivable, less
        allowance for doubtful accounts
        of $2,780 and $2,014,
        respectively                                                          10,701                  9,605
    Accounts receivable - other                                                  452                    384
    Other current assets                                                         519                    630
                                                                           ---------              ---------
           Total current assets                                               13,743                 14,649

Fixed assets:
    Furniture and equipment                                                   12,141                 10,625
    Leasehold improvements                                                     6,313                  5,306
                                                                           ---------              ---------
                                                                              18,454                 15,931
    Less accumulated depreciation
        and amortization                                                      11,463                  9,446
                                                                           ---------              ---------
                                                                               6,991                  6,485
Goodwill, net of amortization of
    $291 and $230, respectively                                                  897                    948
Other assets, net of amortization
    of $483 and $464, respectively                                             1,339                  1,264
                                                                           ---------              ---------

                                                                           $  22,970              $  23,346
                                                                           =========              =========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                   December 31,
                                                                        -----------------------------------
                                                                           2000                     1999
                                                                        ----------               ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                               $     434              $     349
    Accrued expenses                                                           1,622                  1,329
    Estimated third-party payor
        (Medicare) settlements                                                   355                    439
    Notes payable                                                                912                     39
                                                                           ---------             ----------
           Total current liabilities                                           3,323                  2,156

Notes payable - long-term portion                                                 26                     37
Convertible subordinated notes
    payable                                                                    7,200                  8,050
Minority interests in subsidiary
    limited partnerships                                                       2,858                  2,383
Commitments and contingencies                                                      -                      -
Shareholders' equity:
    Preferred stock, $.01 par value,
        500,000 shares authorized, -0-
        shares outstanding                                                         -                      -
    Common stock, $.01 par value,
        10,000,000 shares authorized,
        5,698,916 and 6,581,018 shares
        issued at December 31, 2000
        and 1999, respectively                                                    57                     66
    Additional paid-in capital                                                 3,504                  8,387
Accumulated earnings                                                           6,049                  2,314
Treasury stock at cost, 9,800
        shares held at December 31, 2000
        and 1999                                                                (47)                   (47)
                                                                          ---------              ----------
           Total shareholders' equity                                          9,563                 10,720
                                                                           ---------             -----------

                                                                           $  22,970              $  23,346
                                                                           =========              =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                             Year Ended December 31,
                                                                     -------------------------------------------
                                                                       2000              1999             1998
                                                                     --------          --------         --------

Net patient revenues                                                 $ 60,667          $ 49,056         $ 43,179
Management contract revenues                                            2,369             2,112            1,320
Other revenues                                                            186               200              338
                                                                     --------          --------         --------
Net revenues                                                           63,222            51,368           44,837

Clinic operating costs:
    Salaries and related costs                                         28,683            23,995           21,029
    Rent, clinic supplies and other                                    14,952            12,455           11,502
    Provision for doubtful accounts                                     1,596             1,165            1,143
                                                                     --------          --------         --------
                                                                       45,231            37,615           33,674
Corporate office costs:
    General and administrative                                          5,790             4,803            4,240
    Recruitment and development                                         1,817             1,684            1,396
                                                                     --------          --------         --------
                                                                        7,607             6,487            5,636

Loss on closure of facility                                                 -                 -              230
                                                                     --------          --------         --------

Operating income before non-
    operating expenses                                                 10,384             7,266            5,297

Interest expense                                                          780               727              730

Minority interests in subsidiary
    limited partnerships                                                3,466             2,577            1,863
                                                                     --------          --------         --------

Income before income taxes                                              6,138             3,962            2,704

Provision for income taxes                                              2,403             1,568            1,108
                                                                     --------          --------         --------

Net income                                                           $  3,735          $  2,394         $  1,596
                                                                     ========          ========         ========

Basic earnings per common share                                      $    .61          $    .35         $    .22
                                                                     ========          ========         ========

Diluted earnings per common share                                    $    .52          $    .34         $    .21
                                                                     ========          ========         ========



                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      Accumu-                             Total
                                        Common Stock       Add'l       lated        Treasury Stock       Share-
                                        ------------      Paid-In    Earnings/      --------------      holders'
                                        Shares Amount     Capital    (Deficit)       Shares Amount       Equity
                                        ------ ------     -------    ---------       ------ ------       ------
Balance at
 January 1, 1998                       7,231     $72    $11,653       ($1,676)       (10)     ($47)     $10,002
Proceeds from exercise
 of stock options                          2       -          7             -          -         -            7
Net income                                 -       -          -         1,596          -         -        1,596
                                        ----     ---    -------        ------       ----      ----       ------
Balance at
 December 31, 1998                     7,233      72     11,660           (80)       (10)      (47)      11,605
Proceeds from exercise
 of stock options                         40       1        134             -          -         -          135
Repurchase of
 common stock                           (692)     (7)    (3,407)            -          -         -       (3,414)
Net income                                 -       -          -         2,394          -         -        2,394
                                        ----      ---   -------        ------       ----      ----       ------
Balance at
 December 31, 1999                     6,581      66      8,387         2,314        (10)      (47)      10,720
Proceeds from exercise
 of stock options                        103       1        393             -          -         -          394
Tax benefit from
 exercise of stock
 options                                   -       -        255             -          -         -          255
Repurchase of
 common stock                         (1,130)    (11)    (6,264)            -          -         -       (6,275)
8% convertible
 subordinated notes
 converted to common
 stock                                   145       1        733             -          -         -          734
Net income                                 -       -          -         3,735          -         -        3,735
                                        ----     ---    -------        ------        ----     ----       ------
Balance at
 December 31, 2000                     5,699     $57     $3,504        $6,049        (10)     ($47)      $9,563
                                       =====    ====     ======        ======       ====      ====       ======


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                               Year Ended December 31,
                                                                      -----------------------------------------
                                                                        2000            1999            1998
                                                                      ----------     -----------      ---------

OPERATING ACTIVITIES
Net income                                                               $ 3,735         $ 2,394        $ 1,596
Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation and amortization                                      2,331           2,090          2,071
        Minority interests in earnings of subsidiary
           limited partnerships                                            3,466           2,577          1,863
        Provision for bad debts                                            1,596           1,165          1,143
        Loss on sale of fixed assets                                          35               9              -
        Loss on disposal of certain assets in closure of facility              -               -            144
        Tax benefit from exercise of stock options                           255               -              -

Changes in operating assets and liabilities:
        Increase in patient accounts receivable                           (2,692)         (2,265)        (1,941)
        Increase in accounts receivable-other                                (68)           (114)           (83)
        Decrease (increase) in other assets                                  (91)            (94)            61
        Increase (decrease) in accounts payable and accrued expenses         378            (207)           326
        Decrease in estimated third-party
           payor (Medicare) settlements                                      (84)           (505)          (151)
                                                                         -------         -------        -------
Net cash provided by operating activities                                  8,861           5,050          5,029



                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                Year Ended December 31,
                                                                      -----------------------------------------
                                                                        2000            1999            1998
                                                                      ----------     -----------     ----------

INVESTING ACTIVITIES
Purchase of fixed assets                                                 ($2,827)        ($2,097)       ($2,357)
Purchase of intangibles                                                      (10)            (24)          (192)
Proceeds on sale of fixed assets                                              35              25             26
                                                                         -------         -------        -------
Net cash used in investing
    activities                                                            (2,802)         (2,096)        (2,523)

FINANCING ACTIVITIES
Proceeds from notes payable                                                2,115               -              -
Payment of notes payable                                                  (1,253)            (32)           (55)
Repurchase of common stock                                                (6,275)         (3,414)             -
Proceeds from investment of minority
    investors in subsidiary limited
    partnerships                                                              81              29              6
Proceeds from exercise of stock options                                      394             135              7
Conversion of notes payable into
    common stock                                                              (8)               -             -
Distributions to minority investors
    in subsidiary limited partnerships                                    (3,072)         (1,970)        (1,692)
                                                                        --------         -------        -------
Net cash used in financing
    activities                                                            (8,018)         (5,252)        (1,734)
                                                                         -------         -------        -------
Net increase (decrease) in cash
    and cash equivalents                                                  (1,959)         (2,298)           772
Cash and cash equivalents -
    beginning of year                                                      4,030           6,328          5,556
                                                                         -------         -------        -------
Cash and cash equivalents -
    end of year                                                          $ 2,071         $ 4,030        $ 6,328
                                                                         =======         =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the year for:
    Income taxes                                                         $ 2,639         $ 1,763        $   816
                                                                         =======         =======        =======
    Interest                                                             $   709         $   651        $   657
                                                                         =======         =======        =======



                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.  ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") develops, owns and operates outpatient physical and occupational therapy clinics. As of December 31, 2000, the Company owned and operated 139 clinics in 30 states. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

In addition to the Company's partnership program, it also manages physical therapy facilities for third parties, including physicians, with seven such third-party facilities under management as of December 31, 2000.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest, with the exception of one clinic in which the Company owns a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it owns and operates (with respect to 90% of the Company's clinics, the Company owned a limited partnership interest of 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. In the majority of the partnership agreements the therapist partner begins with a 20% profit interest in his or her clinic limited partnership which increases by 3% at the end of each year until his or her interest reaches 35%. The minority interest in the equity and earnings of the clinic limited partnerships is presented separately in the consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

COMMON STOCK

On January 5, 2001, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000. All share and per share information included in the accompanying consolidated financial statements and related notes has been adjusted to reflect the stock split.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and United States government agency securities. Included in cash and cash equivalents at December 31, 2000 and 1999 was $710,000 and $1,245,000, respectively, in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government and $-0- and $993,000, respectively, of short-term commercial paper.

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

Prior to January 1, 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by clinics was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Effective in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for Medicare therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other provisions, extended the moratorium for one year through December 31, 2002.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 2000. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COMPREHENSIVE EARNINGS

On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income (earnings) and its components, in the statement of operations and statement of stockholders' equity, including net earnings as a component. Comprehensive earnings is the change in equity of a business from transactions and other events and circumstances from non-owner sources. The Company does not have any components of other comprehensive income other than net earnings and activity from owner sources.

FAIR VALUES

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The fair values of the long-term convertible subordinated notes are based on the Company's stock price and the number of shares that would be acquired upon conversion. The long-term convertible subordinated notes are described fully in Note 4.

USE OF ESTIMATES

Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts presented in the accompanying consolidated financial statements for 1998 and 1999 have been reclassified to conform with the presentation used for 2000.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company believes that its accounting practices are currently in compliance with SAB 101.

STOCK OPTIONS

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

3.  NON-CASH TRANSACTION

In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B (the "Series B Notes"). The Series B Notes contained a Contingent Interest Enhancement provision which allowed the Series B Note Holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. In 1996, a total of 141,930 shares of the Company's common stock were issued in connection with the Contingent Interest Enhancement provision. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 141,930 shares.

On November 3, 2000, $750,000 of the Series B Notes were converted by the note holders into 124,998 shares of Company common stock. In conjunction with this conversion, the unamortized portion of the deferred financing costs related to the converted notes was taken to additional paid-in capital. Interest expense for 2000, 1999 and 1998 included $71,000, $75,000 and $75,000, respectively, of amortization relating to the deferred financing costs.

On November 30, 2000, $100,000 of the 8% Convertible Subordinated Notes due June 30, 2003 was converted by the note holder into 20,000 shares of common stock.

4.  NOTES PAYABLE

On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which are subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran, who purchased $2,000,000 of the Notes. The Notes bear interest at 8% per annum, payable quarterly, and are convertible at the option of the note holders into common stock of the Company at any time during the life of the Notes. The conversion price is $5.00 per share (subject to adjustment as provided in the Notes). The Company can require the note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $10.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. During 2000, $100,000 of the Notes were converted into 20,000 shares of common stock of the Company.

On May 5, 1994, the Company completed the issuance and sale of the Series B Notes. The Series B Notes were issued at par in a private placement. The Series B Notes are convertible, at the option of the holder, into the number of whole shares of the Company's common stock determined by dividing the principal amount so converted by $6.00, (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The Company can require the note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equals or exceeds $10.00 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. The Series B Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 141,930 shares of its common stock in connection with the interest enhancement provision. During 2000, $750,000 of the Series B Notes were converted into 124,998 shares of common stock of the Company.

The Company also completed on May 5, 1994, the issuance and sale of $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Notes were issued at par in a private placement to a company controlled by one of the Company's directors, Mr. Richard C.W. Mauran. The Series C Notes are convertible, at the option of the holder, into the number of whole shares of common stock determined by dividing the principal amount so converted by $5.00, subject to adjustment upon the occurrence of certain events. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly.

Both Series B Notes and Series C Notes are unsecured subordinated obligations of the Company and rank pari passu with the Company's 8% Convertible Subordinated Notes due June 30, 2003. Each of the Notes are subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

Holders of the Notes have piggy-back registration rights as set forth in the Registration Agreement relating to the Notes. Holders of the Series B Notes and Series C Notes each have demand and piggy-back registration rights as set forth in the Registration Agreements related to the Notes.

In July 2000, the Company's Board of Directors authorized the repurchase for cash of up to 1,000,000 shares of its issued and outstanding common stock for a price of $5.50 per share (the "Offer"). Pursuant to the terms of the Offer, the Company could buy up to an additional 2% of its outstanding shares without amending or extending the Offer. The Company completed the repurchase of 1,130,000 shares in August 2000 for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a convertible line of credit in the amount of $2,115,000 to fund the repurchase of the stock.

In conjunction with the Offer, the Company entered into an agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in quarterly installments of $250,000 beginning March 2001. As of December 31, 2000, the Company had borrowed $2,115,000 under the $2,500,000 convertible line of credit. In November 2000, the Company repaid $1,215,000 of the $2,115,000 borrowed under the convertible line of credit.

The Company also had a revolving line of credit with a bank which provides for borrowings up to $500,000, as needed, at a rate of prime plus one-half percentage point.

Notes payable as of December 31, 2000 and 1999 consist of the following:

                                                                                        2000                1999
                                                                                   ----------         -----------
Promissory note at a floating interest rate of 1% above prime, payable in monthly installments through November 1, 2001. This note is secured by the facility, with a net book value of approximately $65,000, of one of the
Company's clinics.                                                                 $    9,000          $   17,000

Promissory note with an 8% interest rate payable in equal monthly installments through March 19, 2007. This note is secured by the facility, with a net book
value of approximately $44,000, of one of the Company's clinics.                       29,000              32,000

Unsecured promissory notes with a 7% interest rate payable in equal monthly
installments through December 31, 2000.                                                    --              27,000

8% Convertible Subordinated Notes due June 30, 2003 with interest
payable quarterly.                                                                  2,950,000           3,050,000

8% Convertible Subordinated Notes, Series B, due June 30, 2004 with
interest payable quarterly.                                                         1,250,000           2,000,000

8% Convertible Subordinated Notes, Series C, due June 30, 2004 with
interest payable quarterly.                                                         3,000,000           3,000,000

Letter Loan Agreement with interest at a rate per annum of prime plus one-half percentage point and is repayable in quarterly installments
of $250,000 beginning March 2001.                                                     900,000                  --
                                                                                   ----------          ----------

                                                                                    8,138,000           8,126,000

Less current portion                                                                 (912,000)            (39,000)
                                                                                  ----------           ----------

                                                                                   $7,226,000          $8,087,000
                                                                                   ==========          ==========

Scheduled maturities for the next five years and thereafter as of December 31, 2000 are as follows:

                  2001                        $  912,000
                  2002                             4,000
                  2003                         2,954,000
                  2004                         4,255,000
                  2005                             5,000
                  Thereafter                       8,000
                                              ----------
                                              $8,138,000
                                              ==========


5.  RELATED PARTY TRANSACTIONS

During 2000, 1999 and 1998, the Company recognized interest expense of $415,000, $414,000 and $414,000, respectively, relating to Convertible Subordinated Notes held by directors of the Company.

See Note 4 for additional information on related party transactions.

6.  INCOME TAXES

Significant components of deferred tax assets, included in other assets on the balance sheet at December 31, 2000 and 1999, were as follows:


                                                2000              1999
                                             -----------       ----------
Deferred tax assets:
     Vacation accrual                         $   81,000        $  99,000
     Allowance for bad debt                      624,000          452,000
     Depreciation                                386,000          244,000
     Other                                            --            2,000
                                              ----------        ---------
Net deferred tax assets                       $1,091,000        $ 797,000
                                              ==========        =========


The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                           2000                          1999                         1998
                                   --------------------         ---------------------        -------------------
U.S. tax at statutory rate         $2,087,000     34.00%        $1,347,000    34.00%         $  919,000   34.00%
State income taxes                    280,000      4.56            197,000      4.98            156,000     5.77
Nondeductible expenses                 36,000      0.59             22,000      0.55             32,000     1.18
Other - net                                 -         -              2,000      0.05              1,000     0.03
                                   ----------     -----         ----------     -----          ---------    -----
                                   $2,403,000    39.15%         $1,568,000     39.58%         $1,108,000   40.98%
                                   ==========    =====          ==========     =====          ==========   =====

Significant components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                2000              1999                1998
                                             ----------        ----------          ----------
Current:
     Federal                                 $2,273,000        $1,378,000          $  727,000
     State                                      424,000           299,000             236,000
                                             ----------        ----------          ----------
     Total current                            2,697,000         1,677,000             963,000
                                             ----------        ----------          ----------
Deferred:
     Federal                                   (294,000)         (109,000)            145,000
     State                                            -                 -                   -
                                             ----------        ----------          ----------
     Total deferred                            (294,000)         (109,000)            145,000
                                             ----------        ----------          ----------
Total income tax provision                   $2,403,000        $1,568,000          $1,108,000
                                             ==========        ==========          ==========


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

7.  STOCK OPTION PLANS

1992 STOCK OPTION PLAN, AS AMENDED

The Company has a 1992 Stock Option Plan, as amended (the "Option
Plan") which permits the Company to grant to key employees and outside directors of the Company options to purchase up to 1,990,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the Option Plan are granted at an exercise price of not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of non-qualified options granted under the Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 2000, 1999 and 1998, 190,000, 190,000 and
190,000 incentive stock options and 1,983,108, 1,750,100 and 1,664,100 non-qualified stock options have been granted, respectively. As of December 31, 2000, 1999 and 1998, 32,500, 32,500 and 32,500 incentive stock options and
232,850, 227,250 and 193,750 non-qualified stock options have been forfeited, respectively. Incentive stock options of 47,500, 7,500 and 7,500 and non-qualified stock options of 128,900, 66,000 and 26,000 have been exercised as of December 31, 2000, 1999 and 1998, respectively.

Outstanding incentive stock options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant. Of the 1,621,358 non-qualified stock options granted, but not yet exercised as of December 31, 2000, 524,008 options vested 100% on the date of grant, and 1,097,350 options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's Option Plan activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                      2000                         1999                        1998
                          --------------------------      -----------------------      ------------------------
                                           Weighted-                    Weighted-                     Weighted-
                                           Average                      Average                       Average
                                           Exercise                     Exercise                      Exercise
                             Options        Price          Options       Price          Options        Price
                          ------------      -------        ---------    --------       ----------    ----------
Outstanding-
  beginning of year          1,606,850        $4.71        1,594,350      $4.72        1,166,500         $4.46

Granted                        233,008         4.96           86,000       4.21          525,600          5.30
Exercised                     (102,900)        4.06          (40,000)      3.39           (1,750)         4.45
Forfeited                       (5,600)        5.56          (33,500)      5.62          (96,000)         4.72
                             ---------        -----        ---------      -----        ---------         -----
Outstanding-
 end of year                 1,731,358        $4.86        1,606,850      $4.71        1,594,350         $4.72
                             =========        =====        =========      =====        =========         =====

Exercisable
  at end of year             1,085,207        $4.68          897,875      $4.46          772,563         $4.42

Weighted-average
  fair value of
  options granted
   during the year              $ 2.11                        $ 1.96                      $ 2.21


Exercise prices for options outstanding as of December 31, 2000 ranged from $3.13 to $6.22. The weighted-average remaining contractual life of those options was 6.36 years.

EXECUTIVE OPTION PLAN

The Executive Option Plan (the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 400,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No further grants of options will be made under the Executive Plan as a result of an amendment to the Option Plan during 1998. The exercise prices of the options granted under the Executive Plan are determined by the Stock Option Committee, and in the case of incentive and non-qualified options, may not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period extend beyond 10 years from the date of grant). The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

As of December 31, 2000, 1999 and 1998, 250,000, 250,000 and 250,000 incentive stock options and 180,000, 180,000 and 180,000 non-qualified stock options have been granted, respectively. As of December 31, 2000, 1999 and 1998, 178,000, 178,000 and 140,000 incentive stock options and 82,000, 82,000 and 80,000 non-qualified stock options have been forfeited, respectively. No options have been exercised under the Executive Plan.

A summary of the Company's Executive Plan activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:


                                      2000                         1999                        1998
                          --------------------------      -----------------------      ------------------------
                                           Weighted-                    Weighted-                     Weighted-
                                           Average                      Average                       Average
                                           Exercise                     Exercise                      Exercise
                           Options          Price          Options       Price          Options        Price
                          ---------        -------        ---------    --------        ---------     ---------
Outstanding-
 beginning of year           170,000       $ 6.73          210,000        $ 6.66          210,000         $ 6.66

Granted                            -            -                -             -                -              -
Exercised                          -            -                -             -                -              -
Forfeited                          -            -          (40,000)         6.35                -              -
                             -------       ------          -------        ------           -------        ------
Outstanding-
 end of year                 170,000       $ 6.73          170,000        $ 6.73           210,000        $ 6.66
                             =======                       =======                         =======

Exercisable at
 end of year                 170,000       $ 6.73          170,000        $ 6.73           190,000        $ 6.58


Exercise prices for options outstanding as of December 31, 2000 ranged from $6.34 to $7.44. The weighted-average remaining contractual life of those options was 2.82 years.

1999 EMPLOYEE STOCK OPTION PLAN

During 1999, the Company adopted the 1999 Employee Stock Option Plan (the "1999 Option Plan") which permits the Company to grant to certain non-officer employees of the Company up to 200,000 non-statutory options to purchase shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

The exercise prices of options granted under the 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant). As of December 31, 2000 and 1999, 90,250 and 48,500 options, respectively, had been granted, 23,750 and 4,000 options, respectively, had been forfeited and no shares had been exercised under the 1999 Option Plan. The options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's 1999 Option Plan activity and related information for the years ended December 31, 2000 and 1999 follows:



                                                   2000                                      1999
                                         --------------------------             -----------------------------
                                                           Weighted-                                Weighted-
                                                            Average                                  Average
                                                           Exercise                                 Exercise
                                          Options           Price                Options              Price
                                          -------         ---------              -------            --------
Outstanding-
   beginning of year                         44,500        $ 4.22                      -            $    -
Granted                                      41,750          5.51                 48,500              4.22
Forfeited                                   (19,750)         4.27                 (4,000)             4.22
                                           -------         ------                 -------           ------
Outstanding-
   end of year                               66,500        $ 5.02                 44,500            $ 4.22
                                            =======                               =======

Exercisable at
   end of year                                    -        $    -                      -            $    -

Weighted-average
   fair value of
   options granted
   during the year                          $  2.84                              $  1.97





Exercise prices for options outstanding at December 31, 2000 ranged from $4.22 to $6.22. The weighted-average remaining contractual life of those options was
9.06 years.

NON-PLAN, NON-QUALIFYING OPTION AGREEMENTS

During 2000 and 1999, the Board of Directors of the Company granted non-plan, non-qualifying options covering 20,000 and 150,000 shares, respectively, of Company common stock (subject to proportionate adjustments in the event of stock dividends, splits and similar corporate transactions) to three individuals in connection with their offers of employment. During 2000 and 1999, 100,000 and 50,000 shares, respectively, were forfeited. The period within which each option will be exercisable is 10 years from the date of grant. The options vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant.

A summary of the Company's non-plan, non-qualifying option activity and related information for the years ended December 31, 2000 and 1999 follows:



                                                   2000                                      1999
                                         --------------------------             -----------------------------
                                                           Weighted-                                Weighted-
                                                            Average                                  Average
                                                           Exercise                                 Exercise
                                          Options           Price                Options              Price
                                          -------         ---------              -------            --------
Outstanding-
   beginning of year                        100,000        $ 4.22                      -             $    -
Granted                                      20,000          4.25                150,000               4.27
Forfeited                                  (100,000)         4.22                (50,000)              4.38
                                            -------        ------                -------             ------
Outstanding-
   end of year                               20,000        $ 4.25                100,000             $ 4.22
                                           ========                              =======

Exercisable at
   end of year                                    -        $    -                      -             $    -

Weighted-average fair value
   of the 50,000 options
   granted during 1999                                                           $  2.04

Weighted-average fair value
   of the 100,000 options
   granted during 1999                                                           $  1.97

Weighted-average fair value
   of the options granted
   during 2000                               $ 1.94


The weighted-average remaining contractual life for options outstanding at December 31, 2000 was 9.13 years.

The following weighted-average assumptions for 2000, 1999 and 1998 were used in estimating the fair value of the options granted under the stock option plans and the non-plan, non-qualifying option agreements: risk-free interest rates ranging from 4.65% to 6.45%; dividend yield rate of 0%; volatility factors of the expected market price of the Company's common stock ranging from .245 to
 .287; and a weighted-average expected life of the option of eight years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and weighted-average expected lives of five to eight years for the remaining options.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                                             2000           1999           1998
                                                                            ------         ------         ------
Pro forma net income                                                        $3,393         $2,117         $1,347

Pro forma earnings per share - basic                                        $ 0.55         $ 0.31         $ 0.19

Pro forma earnings per share - diluted                                      $ 0.47         $ 0.31         $ 0.18


In total, the Company has 3,641,936 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option Plan, the 1999 Employee Stock Option Plan, a non-plan, non-qualifying option agreement, the 8% Convertible Subordinated Notes, the Series B Notes and the Series C Notes.

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

9.  DEFINED CONTRIBUTION PLAN

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized no contribution expense for the years ended December 31, 2000, 1999 and 1998.

10.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $4,546,000, $3,815,000 and $3,125,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for the next five years and in the aggregate as of December 31, 2000 are as follows:

              2001                          $ 4,173,000
              2002                            3,335,000
              2003                            2,449,000
              2004                            1,611,000
              2005                              742,000
              Thereafter                         57,000
                                            -----------
                                            $12,367,000
                                            ===========

EMPLOYMENT AGREEMENTS

At December 31, 2000, the Company had an outstanding employment agreement with one of its executive officers for $250,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2002.

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $5,699,000 in 2001 and $4,513,000 in the aggregate through 2004. In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapists of $9,576,000, $8,073,000 and $7,044,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Each employment agreement provides that the therapist partner can be required to sell his or her partnership interest in the clinic partnership for the amount of his or her capital account upon termination of employment with the clinic partnership before the expiration of the initial term of employment. The employment agreements contain no provisions requiring the purchase by the Company of the therapist partner's interest in the clinic partnership in the event of death or disability, or after the initial term of employment. In addition, the employment agreements generally include non-competition and non-solicitation provisions which extend through the term of the agreement and for one to two years thereafter.

11.  EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                           2000                 1999                 1998
                                                        ----------           ----------           ----------
Numerator:
   Net income                                            $3,735,000           $2,394,000           $1,596,000
                                                         ----------           ----------           ----------
   Numerator for basic
     earnings per share                                  $3,735,000           $2,394,000           $1,596,000
   Effect of dilutive securities:
     Interest on convertible
     subordinated notes payable                             466,000              475,000                    -
                                                         ----------           ----------           ----------
   Numerator for diluted earnings
     per share-income available
     to common stockholders after
     assumed conversions                                 $4,201,000           $2,869,000           $1,596,000
                                                         ==========           ==========           ==========
Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares                              6,153,000            6,800,000            7,222,000
   Effect of dilutive securities:
     Stock options                                          478,000               70,000              264,000
     Convertible subordinated
     notes payable                                        1,521,000            1,544,000                    -
                                                         ----------           ----------           ----------
   Dilutive potential
     common shares                                        1,999,000            1,614,000              264,000
                                                         ----------           ----------           ----------
   Denominator for diluted
     earnings per share--adjusted
     weighted-average shares
     and assumed conversions                              8,152,000            8,414,000            7,486,000
                                                         ==========           ==========           ==========

Basic earnings per share                                 $     0.61           $     0.35           $     0.22
                                                         ==========           ==========           ==========

Diluted earnings per share                               $     0.52           $     0.34           $     0.21
                                                         ==========           ==========           ==========


During 2000, 1999 and 1998, the Company had outstanding The Notes, the Series B Notes and the Series C Notes (collectively the "Notes"). In November 2000, $850,000 of the Notes were converted into common shares. The Notes were not included in the computation of diluted earnings per share for 1998 because the effect on the computation was anti-dilutive.

12.  SUBSEQUENT EVENTS

In January 2001, the remaining $2,950,000 of the 8% Convertible Subordinated Notes due June 30, 2003 and the remaining $1,250,000 of the 8% Convertible Subordinated Notes, Series B, due June 30, 2004 was converted into 590,000 and 208,332 shares of the Company's common stock, respectively.

In March 2001, the Company repaid the remaining principal balance of $900,000 on the convertible line of credit used to repurchase 1,130,000 of Company common stock in August 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Board of Directors of the Company appointed KPMG LLP as the Company's independent auditors effective September 27, 1999. KPMG LLP replaced Ernst & Young LLP, which had served as the Company's independent auditors since 1992. Ernst & Young LLP was dismissed effective September 27, 1999.

The reports issued by Ernst & Young LLP on the Company's financial statements for fiscal 1998 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope, or accounting principles.

The decision to change the Company's independent auditors to KPMG LLP was recommended by the Audit Committee of the Board of Directors of the Company and then ratified by the full Board of Directors.

During the fiscal year ended December 31, 1998 and the subsequent interim period preceding the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

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
           Therapy, Inc. and subsidiaries are included in Item 8:

           Consolidated Balance Sheets - December 31, 2000 and 1999

           Consolidated Statements of Operations - years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Shareholders' Equity - years ended December 31, 2000, 1999 and 1998

           Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998

           Notes to Consolidated Financial Statements - December 31, 2000

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

   10.7 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

   10.8+ 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159) and incorporated herein by reference).

   10.9+ Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).

   10.10+ 1999 Employee Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.11+ Non-Statutory Stock Option Agreement (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.12+  Amended and Restated Employment Agreement between the Company and
           Roy W. Spradlin (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).

   10.13* The Southwest Bank of Texas N.A. Three Year $2.5 million Letter Loan Agreement, dated July 1, 2000.

   10.14* The Southwest Bank of Texas N.A. Convertible Line of Credit Note, Exhibit A(i) to the Three Year $2.5 million Letter Loan Agreement dated July 1, 2000.

   10.15* The Southwest Bank of Texas N.A. Revolving Line of Credit Note, Exhibit A(ii) to the Three Year $2.5 million Letter Loan Agreement dated July 1, 2000.

   16 Change in registrant's independent public accountants, which occurred on September 27, 1999 (filed on Form 8-K on September 30, 1999 and incorporated herein by reference).

   21  *   Subsidiaries of the Registrant.

   23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444, 33-91004,
           33-93040, 333-30071 and 333-64159).

   23.2* Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).

- ----------------
+        Management contract or compensatory plan or arrangement.
*        Filed herewith.

ITEM 14. (d)
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

- ------------------------------------------------------------------------------------------------------------------------------------
             COL. A                          COL. B                   COL. C                       COL. D              COL. E
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                            ------------------------------
                                           BALANCE AT       CHARGED TO        CHARGED TO
                                          BEGINNING OF       COSTS AND     OTHER ACCOUNTS-       DEDUCTIONS-       BALANCE AT END
          DESCRIPTION                        PERIOD          EXPENSES          DESCRIBE           DESCRIBE            OF PERIOD
- ------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts                               $2,014,000        $1,596,000                           $830,000(1)         $2,780,000

YEAR ENDED DECEMBER 31, 1999:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts                               $1,692,000        $1,165,000                          $ 843,000(1)         $2,014,000



YEAR ENDED DECEMBER 31, 1998:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectible
   accounts                               $1,595,000        $1,143,000                         $1,046,000(1)         $1,692,000

(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 U.S. PHYSICAL THERAPY, INC.           By: /s/ J. Michael Mullin
       (Registrant)                       ------------------------
                                             J. Michael Mullin,
                                          Chief Financial Officer
                                         (principal financial and
                                            accounting officer)

                                       Date: April 2, 2001
                                            ----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


By: /s/ J. Livingston Kosberg          By: /s/ Marlin W. Johnston
   -----------------------------          -----------------------------
   J. Livingston Kosberg,                 Marlin W. Johnston
   Chairman of the Board                  Director


By:                                    By: /s/ James B. Hoover
   -----------------------------          -----------------------------
   Mark J. Brookner,                      James B. Hoover,
   Vice Chairman of the Board             Director

By: /s/ Roy W. Spradlin                By: /s/ Daniel C. Arnold
   -----------------------------          -----------------------------
   Roy W. Spradlin, President,            Daniel C. Arnold,
   Chief Executive Officer and            Director
   Director
   (principal executive officer)

By: /s/ Bruce D. Broussard             By:
   -----------------------------          -----------------------------
   Bruce D. Broussard,                    Albert L. Rosen,
   Director                               Director

                                INDEX OF EXHIBITS

EXHIBIT NO.                IDENTITY OF EXHIBIT
- ----------                 -------------------
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

                                INDEX OF EXHIBITS

EXHIBIT NO.                IDENTITY OF EXHIBIT
- ----------                 -------------------

   10.7 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).

   10.8+ 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159) and incorporated herein by reference).

   10.9+ Executive Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).

   10.10+ 1999 Employee Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.11+ Non-Statutory Stock Option Agreement (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.12+  Amended and Restated Employment Agreement between the Company and
           Roy W. Spradlin (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).

   10.13* The Southwest Bank of Texas N.A. Three Year $2.5 million Letter Loan Agreement, dated July 1, 2000.

   10.14* The Southwest Bank of Texas N.A. Convertible Line of Credit Note, Exhibit A(i) to the Three Year $2.5 million Letter Loan Agreement dated July 1, 2000.

                                INDEX OF EXHIBITS

EXHIBIT NO.                IDENTITY OF EXHIBIT
- ----------                 -------------------

   10.15* The Southwest Bank of Texas N.A. Revolving Line of Credit Note, Exhibit A(ii) to the Three Year $2.5 million Letter Loan Agreement dated July 1, 2000.

   16 Change in registrant's independent public accountants, which occurred on September 27, 1999 (filed on Form 8-K on September 30, 1999 and incorporated herein by reference).

   21  *   Subsidiaries of the Registrant.

   23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444, 33-91004,
           33-93040, 333-30071 and 333-64159).

   23.2* Consent of Ernst & Young LLP (Registration Nos. 33-63446, 33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).

- -------------------
+        Management contract or compensatory plan or arrangement.
*        Filed herewith.