Form 10-K/A
period 2000-12-31
U S PHYSICAL THERAPY INC /NV
filed 2001-04-16
CIK 885978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

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

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $57,122,000

     As of March 26, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 6,622,016
                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Definitive Proxy Statement for the 2001 Annual       PART III
  Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates," "believes," "estimates," "intends," "expects," "plans," "should" and "goal" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things:

     - general economic, business, and regulatory conditions discussed under the headings "Sources of Revenue/ Reimbursement" and "Factors Affecting Future Results" below;

     - competition discussed under the heading "Competition" below;

     - federal and state regulations discussed under the heading "Regulation and Healthcare Reform" below;

     - availability, terms, and use of capital discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" below; and

     - weather.

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

                                                2000                1999
                                          ----------------    ----------------
QUARTER                                    HIGH      LOW       HIGH      LOW
-------                                   ------    ------    ------    ------
First...................................  $4.984    $4.125    $4.750    $3.750
Second..................................   5.375     4.375     4.688     3.750
Third...................................   7.875     5.188     4.719     3.875
Fourth..................................  12.688     6.875     4.813     3.625

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues(1)..........................  $63,222    $51,368    $44,837    $38,807    $32,207
Income before income taxes...............  $ 6,138    $ 3,962    $ 2,704    $ 2,481    $ 1,758
Net income(2)............................  $ 3,735    $ 2,394    $ 1,596    $ 2,426    $ 1,641
Earnings per common share:
  Basic(3)...............................  $  0.61    $  0.35    $  0.22    $  0.34    $  0.23
  Diluted(3).............................  $  0.52    $  0.34    $  0.21    $  0.33    $  0.22
Total assets(1)..........................  $22,970    $23,346    $24,362    $22,548    $19,483
Long-term debt, less current portion.....  $ 7,226    $ 8,087    $ 8,126    $ 8,239    $ 8,276
Working capital(1).......................  $10,420    $12,493    $12,832    $11,204    $ 9,214
Current ratio(1).........................     4.14       6.79       5.45       5.07       4.56
Long-term debt to total capitalization...     0.46       0.43       0.41       0.45       0.52

---------------
(1) Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation used for 2000. The reclassifications had no effect on net income.

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

  Clinic Operating Costs -- Salaries and Related Costs

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

  Clinic Operating Costs -- Rent, Clinic Supplies and Other

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

  Clinic Operating Costs -- Provision for Doubtful Accounts

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

  Corporate Office Costs -- General and Administrative

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

  Corporate Office Costs -- Recruitment and Development

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

  Clinic Operating Costs -- Salaries and Related Costs

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

  Clinic Operating Costs -- Rent, Clinic Supplies and Other

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

  Clinic Operating Costs -- Provision for Doubtful Accounts

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

  Corporate Office Costs -- General and Administrative

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

  Corporate Office Costs -- Recruitment and Development

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

     In conjunction with the Offer, the Company entered into a Letter Loan Agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bears interest at a rate per annum of prime plus one-half percentage point and is repayable in quarterly installments of $250,000 beginning March 2001. Additionally, the bank agreed to loan up to $500,000 for working capital purposes pursuant to a revolving line of credit. The revolving line of credit has a per annum three-eighths of one percent commitment fee on the unused portion and bears interest on outstanding loans at a rate per annum of prime plus one-half percentage point. Any amounts borrowed and outstanding under the revolving line of credit must be repaid on July 1, 2001. Through December 31, 2000, the Company had borrowed $2,115,000 and $-0-under the $2,500,000 convertible line of credit and the $500,000 revolving line of credit, respectively.

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

     As of January 12, 2001, the Company had outstanding $3,000,000 aggregate principal amount of the Series C Notes. Based upon the closing price of the Company's common stock on March 20, 2001 of $15.00, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $9,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Convertible Subordinated Debt."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports...............................   18
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   20
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   22
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   23
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   24
Notes to Consolidated Financial Statements..................   26

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

                                          KPMG LLP

Houston, Texas
March 8, 2001

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of U.S. Physical Therapy, Inc., and subsidiaries (the "Company") for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of U.S. Physical Therapy, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Houston, Texas
March 16, 1999

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,071    $ 4,030
  Patient accounts receivable, less allowance for doubtful
     accounts of $2,780 and $2,014, respectively............   10,701      9,605
  Accounts receivable -- other..............................      452        384
  Other current assets......................................      519        630
                                                              -------    -------
          Total current assets..............................   13,743     14,649
Fixed assets:
  Furniture and equipment...................................   12,141     10,625
  Leasehold improvements....................................    6,313      5,306
                                                              -------    -------
                                                               18,454     15,931
  Less accumulated depreciation and amortization............   11,463      9,446
                                                              -------    -------
                                                                6,991      6,485
Goodwill, net of amortization of $291 and $230,
  respectively..............................................      897        948
Other assets, net of amortization of $483 and $464,
  respectively..............................................    1,339      1,264
                                                              -------    -------
                                                              $22,970    $23,346
                                                              =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $   434    $   349
  Accrued expenses..........................................    1,622      1,329
  Estimated third-party payor (Medicare) settlements........      355        439
  Notes payable.............................................      912         39
                                                              -------    -------
          Total current liabilities.........................    3,323      2,156
Notes payable -- long-term portion..........................       26         37
Convertible subordinated notes payable......................    7,200      8,050
Minority interests in subsidiary limited partnerships.......    2,858      2,383
Commitments and contingencies...............................       --         --
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
     authorized, -0- shares outstanding.....................       --         --
  Common stock, $.01 par value, 10,000,000 shares
     authorized, 5,698,916 and 6,581,018 shares issued at
     December 31, 2000 and 1999, respectively...............       57         66
  Additional paid-in capital................................    3,504      8,387
Accumulated earnings........................................    6,049      2,314
Treasury stock at cost, 9,800 shares held at December 31,
  2000 and 1999.............................................      (47)       (47)
                                                              -------    -------
          Total shareholders' equity........................    9,563     10,720
                                                              -------    -------
                                                              $22,970    $23,346
                                                              =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Net patient revenues........................................  $60,667    $49,056    $43,179
Management contract revenues................................    2,369      2,112      1,320
Other revenues..............................................      186        200        338
                                                              -------    -------    -------
Net revenues................................................   63,222     51,368     44,837
Clinic operating costs:
  Salaries and related costs................................   28,683     23,995     21,029
  Rent, clinic supplies and other...........................   14,952     12,455     11,502
  Provision for doubtful accounts...........................    1,596      1,165      1,143
                                                              -------    -------    -------
                                                               45,231     37,615     33,674
Corporate office costs:
  General and administrative................................    5,790      4,803      4,240
  Recruitment and development...............................    1,817      1,684      1,396
                                                              -------    -------    -------
                                                                7,607      6,487      5,636
Loss on closure of facility.................................       --         --        230
                                                              -------    -------    -------
Operating income before non-operating expenses..............   10,384      7,266      5,297
Interest expense............................................      780        727        730
Minority interests in subsidiary limited partnerships.......    3,466      2,577      1,863
                                                              -------    -------    -------
Income before income taxes..................................    6,138      3,962      2,704
Provision for income taxes..................................    2,403      1,568      1,108
                                                              -------    -------    -------
Net income..................................................  $ 3,735    $ 2,394    $ 1,596
                                                              =======    =======    =======
Basic earnings per common share.............................  $   .61    $   .35    $   .22
                                                              =======    =======    =======
Diluted earnings per common share...........................  $   .52    $   .34    $   .21
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             ACCUMU-                       TOTAL
                                                 COMMON STOCK      ADD'L      LATED     TREASURY STOCK     SHARE-
                                                ---------------   PAID-IN   EARNINGS/   ---------------   HOLDERS'
                                                SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES   AMOUNT    EQUITY
                                                ------   ------   -------   ---------   ------   ------   --------
Balance at January 1, 1998....................   7,231    $ 72    $11,653    $(1,676)    (10)     $(47)   $10,002
Proceeds from exercise of stock options.......       2      --          7         --      --        --          7
Net income....................................      --      --         --      1,596      --        --      1,596
                                                ------    ----    -------    -------     ---      ----    -------
Balance at December 31, 1998..................   7,233      72     11,660        (80)    (10)      (47)    11,605
Proceeds from exercise of stock options.......      40       1        134         --      --        --        135
Repurchase of common stock....................    (692)     (7)    (3,407)        --      --        --     (3,414)
Net income....................................      --      --         --      2,394      --        --      2,394
                                                ------    ----    -------    -------     ---      ----    -------
Balance at December 31, 1999..................   6,581      66      8,387      2,314     (10)      (47)    10,720
Proceeds from exercise of stock options.......     103       1        393         --      --        --        394
Tax benefit from exercise of stock options....      --      --        255         --      --        --        255
Repurchase of common stock....................  (1,130)    (11)    (6,264)        --      --        --     (6,275)
8% convertible subordinated notes converted to
  common stock................................     145       1        733         --      --        --        734
Net income....................................      --      --         --      3,735      --        --      3,735
                                                ------    ----    -------    -------     ---      ----    -------
Balance at December 31, 2000..................   5,699    $ 57    $ 3,504    $ 6,049     (10)     $(47)   $ 9,563
                                                ======    ====    =======    =======     ===      ====    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 3,735    $ 2,394    $ 1,596
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,331      2,090      2,071
  Minority interests in earnings of subsidiary limited
     partnerships...........................................    3,466      2,577      1,863
  Provision for bad debts...................................    1,596      1,165      1,143
  Loss on sale of fixed assets..............................       35          9         --
  Loss on disposal of certain assets in closure of
     facility...............................................       --         --        144
  Tax benefit from exercise of stock options................      255         --         --
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...................   (2,692)    (2,265)    (1,941)
  Increase in accounts receivable-other.....................      (68)      (114)       (83)
  Decrease (increase) in other assets.......................      (91)       (94)        61
  Increase (decrease) in accounts payable and accrued
     expenses...............................................      378       (207)       326
  Decrease in estimated third-party payor (Medicare)
     settlements............................................      (84)      (505)      (151)
                                                              -------    -------    -------
Net cash provided by operating activities...................    8,861      5,050      5,029

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
INVESTING ACTIVITIES
Purchase of fixed assets....................................  $(2,827)   $(2,097)   $(2,357)
Purchase of intangibles.....................................      (10)       (24)      (192)
Proceeds on sale of fixed assets............................       35         25         26
                                                              -------    -------    -------
Net cash used in investing activities.......................   (2,802)    (2,096)    (2,523)
FINANCING ACTIVITIES
Proceeds from notes payable.................................    2,115         --         --
Payment of notes payable....................................   (1,253)       (32)       (55)
Repurchase of common stock..................................   (6,275)    (3,414)        --
Proceeds from investment of minority investors in subsidiary
  limited partnerships......................................       81         29          6
Proceeds from exercise of stock options.....................      394        135          7
Conversion of notes payable into common stock...............       (8)        --         --
Distributions to minority investors in subsidiary limited
  partnerships..............................................   (3,072)    (1,970)    (1,692)
                                                              -------    -------    -------
Net cash used in financing activities.......................   (8,018)    (5,252)    (1,734)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   (1,959)    (2,298)       772
Cash and cash equivalents -- beginning of year..............    4,030      6,328      5,556
                                                              -------    -------    -------
Cash and cash equivalents -- end of year....................  $ 2,071    $ 4,030    $ 6,328
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes..............................................  $ 2,639    $ 1,763    $   816
                                                              =======    =======    =======
  Interest..................................................  $   709    $   651    $   657
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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

     Notes payable as of December 31, 2000 and 1999 consist of the following:

                                                                 2000          1999
                                                              ----------    ----------
Promissory note at a floating interest rate of 1% above
  prime, payable in monthly installments through November 1,
  2001. This note is secured by the facility, with a net
  book value of approximately $65,000, of one of the
  Company's clinics.........................................  $    9,000    $   17,000
Promissory note with an 8% interest rate payable in equal
  monthly installments through March 19, 2007. This note is
  secured by the facility, with a net book value of
  approximately $44,000, of one of the Company's clinics....      29,000        32,000
Unsecured promissory notes with a 7% interest rate payable
  in equal monthly installments through December 31, 2000...          --        27,000
8% Convertible Subordinated Notes due June 30, 2003 with
  interest payable quarterly................................   2,950,000     3,050,000
8% Convertible Subordinated Notes, Series B, due June 30,
  2004 with interest payable quarterly......................   1,250,000     2,000,000
8% Convertible Subordinated Notes, Series C, due June 30,
  2004 with interest payable quarterly......................   3,000,000     3,000,000
Letter Loan Agreement with interest at a rate per annum of
  prime plus one-half percentage point and is repayable in
  quarterly installments of $250,000 beginning March
  2001 .....................................................     900,000            --
                                                              ----------    ----------
                                                               8,138,000     8,126,000
Less current portion........................................    (912,000)      (39,000)
                                                              ----------    ----------
                                                              $7,226,000    $8,087,000
                                                              ==========    ==========

     Scheduled maturities for the next five years and thereafter as of December 31, 2000 are as follows:

2001.............................................  $  912,000
2002.............................................       4,000
2003.............................................   2,954,000
2004.............................................   4,255,000
2005.............................................       5,000
Thereafter.......................................       8,000
                                                   ----------
                                                   $8,138,000
                                                   ==========

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

5. RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, the Company recognized interest expense of $415,000, $414,000 and $414,000, respectively, relating to Convertible Subordinated Notes held by directors of the Company.

     See Note 4 for additional information on related party transactions.

6. INCOME TAXES

     Significant components of deferred tax assets, included in other assets on the balance sheet at December 31, 2000 and 1999, were as follows:

                                                          2000         1999
                                                       ----------    --------
Deferred tax assets:
  Vacation accrual...................................  $   81,000    $ 99,000
  Allowance for bad debt.............................     624,000     452,000
  Depreciation.......................................     386,000     244,000
  Other..............................................          --       2,000
                                                       ----------    --------
Net deferred tax assets..............................  $1,091,000    $797,000
                                                       ==========    ========

     The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                   2000                 1999                 1998
                            ------------------   ------------------   ------------------
U.S. tax at statutory
  rate....................  $2,087,000   34.00%  $1,347,000   34.00%  $  919,000   34.00%
State income taxes........     280,000    4.56      197,000    4.98      156,000    5.77
Nondeductible expenses....      36,000    0.59       22,000    0.55       32,000    1.18
Other -- net..............          --      --        2,000    0.05        1,000    0.03
                            ----------   -----   ----------   -----   ----------   -----
                            $2,403,000   39.15%  $1,568,000   39.58%  $1,108,000   40.98%
                            ==========   =====   ==========   =====   ==========   =====

     Significant components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Current:
  Federal......................................  $2,273,000    $1,378,000    $  727,000
  State........................................     424,000       299,000       236,000
                                                 ----------    ----------    ----------
  Total current................................   2,697,000     1,677,000       963,000
                                                 ----------    ----------    ----------
Deferred:
  Federal......................................    (294,000)     (109,000)      145,000
  State........................................          --            --            --
                                                 ----------    ----------    ----------
  Total deferred...............................    (294,000)     (109,000)      145,000
                                                 ----------    ----------    ----------
Total income tax provision.....................  $2,403,000    $1,568,000    $1,108,000
                                                 ==========    ==========    ==========

     The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES upon the level of historical taxable income and projections for future taxable income in the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

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

     A summary of the Company's Option Plan activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                          2000                     1999                     1998
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                  OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Outstanding -- beginning of
  year.........................   1,606,850     $4.71      1,594,350     $4.72      1,166,500     $4.46
Granted........................     233,008      4.96         86,000      4.21        525,600      5.30
Exercised......................    (102,900)     4.06        (40,000)     3.39         (1,750)     4.45
Forfeited......................      (5,600)     5.56        (33,500)     5.62        (96,000)     4.72
                                 ----------     -----     ----------     -----     ----------     -----
Outstanding -- end of year.....   1,731,358     $4.86      1,606,850     $4.71      1,594,350     $4.72
                                 ==========               ==========               ==========
Exercisable at end of year.....   1,085,207     $4.68        897,875     $4.46        772,563     $4.42
Weighted-average fair value of
  options granted during the
  year.........................  $     2.11               $     1.96               $     2.21

     Exercise prices for options outstanding as of December 31, 2000 ranged from $3.13 to $6.22. The weighted-average remaining contractual life of those options was 6.36 years.

  Executive Option Plan

     The Executive Option Plan (the "Executive Plan") was adopted by the Board of Directors of the Company on March 2, 1993 and was approved by the Company's stockholders on May 24, 1993. The Executive Plan permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 400,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES further grants of options will be made under the Executive Plan as a result of an amendment to the Option Plan during 1998. The exercise prices of the options granted under the Executive Plan are determined by the Stock Option Committee, and in the case of incentive and non-qualified options, may not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant of the option or the par value per share of the stock. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period extend beyond 10 years from the date of grant). The outstanding options vest one-third on each of the third, fourth and fifth anniversaries of the date of grant.

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

     A summary of the Company's Executive Plan activity and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                            2000                  1999                  1998
                                     -------------------   -------------------   -------------------
                                               WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                AVERAGE               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                     -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of year...  170,000     $6.73     210,000     $6.66     210,000     $6.66
Granted............................       --        --          --        --          --        --
Exercised..........................       --        --          --        --          --        --
Forfeited..........................       --        --     (40,000)     6.35          --        --
                                     -------     -----     -------     -----     -------     -----
Outstanding -- end of year.........  170,000     $6.73     170,000     $6.73     210,000     $6.66
                                     =======               =======               =======
Exercisable at end of year.........  170,000     $6.73     170,000     $6.73     190,000     $6.58

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     A summary of the Company's 1999 Option Plan activity and related information for the years ended December 31, 2000 and 1999 follows:

                                                               2000                    1999
                                                       --------------------    --------------------
                                                                  WEIGHTED-               WEIGHTED-
                                                                   AVERAGE                 AVERAGE
                                                                  EXERCISE                EXERCISE
                                                       OPTIONS      PRICE      OPTIONS      PRICE
                                                       -------    ---------    -------    ---------
Outstanding -- beginning of year.....................   44,500      $4.22          --       $  --
Granted..............................................   41,750       5.51      48,500        4.22
Forfeited............................................  (19,750)      4.27      (4,000)       4.22
                                                       -------      -----      ------       -----
Outstanding -- end of year...........................   66,500      $5.02      44,500       $4.22
                                                       =======                 ======
Exercisable at end of year...........................       --      $  --          --       $  --
Weighted-average fair value of options granted during
  the year...........................................  $  2.84                 $ 1.97

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

     A summary of the Company's non-plan, non-qualifying option activity and related information for the years ended December 31, 2000 and 1999 follows:

                                                             2000                     1999
                                                     ---------------------    --------------------
                                                                 WEIGHTED-               WEIGHTED-
                                                                  AVERAGE                 AVERAGE
                                                                 EXERCISE                EXERCISE
                                                     OPTIONS       PRICE      OPTIONS      PRICE
                                                     --------    ---------    -------    ---------
Outstanding -- beginning of year...................   100,000      $4.22           --      $  --
Granted............................................    20,000       4.25      150,000       4.27
Forfeited..........................................  (100,000)      4.22      (50,000)      4.38
                                                     --------      -----      -------      -----
Outstanding -- end of year.........................    20,000      $4.25      100,000      $4.22
                                                     ========                 =======
Exercisable at end of year.........................        --      $  --           --      $  --
Weighted-average fair value of the 50,000 options
  granted during 1999..............................                           $  2.04
Weighted-average fair value of the 100,000 options
  granted during 1999..............................                           $  1.97
Weighted-average fair value of the options granted
  during 2000......................................  $   1.94

     The weighted-average remaining contractual life for options outstanding at December 31, 2000 was 9.13 years.

     The following weighted-average assumptions for 2000, 1999 and 1998 were used in estimating the fair value of the options granted under the stock option plans and the non-plan, non-qualifying option agreements: risk-free interest rates ranging from 4.65% to 6.45%; dividend yield rate of 0%; volatility factors of the expected market price

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES of the Company's common stock ranging from .245 to .287; and a weighted-average expected life of the option of eight years for those options which vest one-fourth on each of the second, third, fourth and fifth anniversaries of the date of grant and weighted-average expected lives of five to eight years for the remaining options.

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

                                                    2000      1999      1998
                                                   ------    ------    ------
Pro forma net income.............................  $3,393    $2,117    $1,347
Pro forma earnings per share -- basic............  $ 0.55    $ 0.31    $ 0.19
Pro forma earnings per share -- diluted..........  $ 0.47    $ 0.31    $ 0.18

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

     The future minimum lease commitments for the next five years and in the aggregate as of December 31, 2000 are as follows:

2001............................................  $ 4,173,000
2002............................................    3,335,000
2003............................................    2,449,000
2004............................................    1,611,000
2005............................................      742,000
Thereafter......................................       57,000
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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

11. EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Numerator:
  Net income...........................................  $3,735,000    $2,394,000    $1,596,000
                                                         ----------    ----------    ----------
  Numerator for basic earnings per share...............  $3,735,000    $2,394,000    $1,596,000
  Effect of dilutive securities:
     Interest on convertible subordinated notes
       payable.........................................     466,000       475,000            --
                                                         ----------    ----------    ----------
  Numerator for diluted earnings per share-income
     available to common stockholders after assumed
     conversions.......................................  $4,201,000    $2,869,000    $1,596,000
                                                         ==========    ==========    ==========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares..................   6,153,000     6,800,000     7,222,000
  Effect of dilutive securities:
     Stock options.....................................     478,000        70,000       264,000
     Convertible subordinated notes payable............   1,521,000     1,544,000            --
                                                         ----------    ----------    ----------
  Dilutive potential common shares.....................   1,999,000     1,614,000       264,000
                                                         ----------    ----------    ----------
  Denominator for diluted earnings per share --adjusted
     weighted-average shares and assumed conversions...   8,152,000     8,414,000     7,486,000
                                                         ==========    ==========    ==========
Basic earnings per share...............................  $     0.61    $     0.35    $     0.22
                                                         ==========    ==========    ==========
Diluted earnings per share.............................  $     0.52    $     0.34    $     0.21
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets -- December 31, 2000 and 1999

     Consolidated Statements of Operations -- years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity -- years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows -- years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements -- December 31, 2000

  (2) The following consolidated financial statement schedule of U.S. Physical Therapy, Inc. is included in Item 14(d):

     Schedule II -- Valuation and Qualifying Accounts

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

 21*     Subsidiaries of the Registrant.
 23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444,
         33-91004, 33-93040, 333-30071 and 333-64159).
 23.2*   Consent of Ernst & Young LLP (Registration Nos. 33-63446,
         33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).

(a) Reports on Form 8-K

     No Form 8-K was filed during the quarter ended December 31, 2000.
---------------
+ Management contract or compensatory plan or arrangement.

* Filed herewith.

ITEM 14. (d)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

               COL. A                   COL. B             COL. C             COL. D         COL. E
------------------------------------  ----------   ----------------------   -----------    ----------
                                                         ADDITIONS
                                                   ----------------------
                                                                 CHARGED
                                      BALANCE AT   CHARGED TO   TO OTHER                   BALANCE AT
                                      BEGINNING    COSTS AND    ACCOUNTS-   DEDUCTIONS-      END OF
DESCRIPTION                           OF PERIOD     EXPENSES    DESCRIBE     DESCRIBE        PERIOD
-----------                           ----------   ----------   ---------   -----------    ----------
YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts.....................  $2,014,000   $1,596,000               $  830,000(1)  $2,780,000
YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts.....................  $1,692,000   $1,165,000               $  843,000(1)  $2,014,000
YEAR ENDED DECEMBER 31, 1998:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts.....................  $1,595,000   $1,143,000               $1,046,000(1)  $1,692,000

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. PHYSICAL THERAPY, INC
                                            (Registrant)

                                            By:     /s/ J. MICHAEL MULLIN
                                             -----------------------------------
                                                     J. Michael Mullin,
                                                   Chief Financial Officer
                                                  (principal financial and
                                                     accounting officer)

                                            Date: April 12, 2001

     In accordance with the Exchange Act, this report has been signed below by the followingpersons on behalf of the registrant and in the capacities as of the date indicated above.


                         By:                                                    By:
 --------------------------------------------------     --------------------------------------------------
               J. Livingston Kosberg,                                   Marlin W. Johnston,
                Chairman of the Board                                        Director

                         By:                                                    By:
 --------------------------------------------------     --------------------------------------------------
                  Mark J. Brookner,                                      James B. Hoover,
             Vice Chairman of the Board                                      Director

                         By:                                                    By:
 --------------------------------------------------     --------------------------------------------------
                  Roy W. Spradlin,                                       Daniel C. Arnold,
   President, Chief Executive Officer and Director                           Director
            (principal executive officer)

                         By:                                                    By:
 --------------------------------------------------     --------------------------------------------------
                 Bruce D. Broussard,                                     Albert L. Rosen,
                      Director                                               Director

                         EXHIBIT INDEX

  3.1    Articles of Incorporation of the Company (filed as an
         exhibit to the Company's Registration Statement on Form S-1
         (33-47019) and incorporated herein by reference).
  3.2    Bylaws of the Company, as amended (filed as an exhibit to
         the Company's Form 10-KSB for the year ended December 31,
         1993 and incorporated herein by reference).
 10.1    Convertible Subordinated Note Purchase Agreement dated June
         2, 1993 (filed as an exhibit to the Company's Form 8-K dated
         June 10, 1993 and incorporated herein by reference).
 10.2    Form of U.S. Physical Therapy, Inc. 8% Convertible
         Subordinated Notes (filed as an exhibit to the Company's
         Form 8-K dated June 2, 1993 and incorporated herein by
         reference).
 10.3    Amendment to Convertible Subordinated Note Purchase
         Agreement dated March 10, 1994 (filed as an exhibit to the
         Company's Form 8-K dated March 25, 1994 and incorporated
         herein by reference).
 10.4    Form of 8% Convertible Subordinated Notes, Series B (filed as an exhibit to the Company's Form 8-K dated May 5, 1995
         and incorporated herein by reference).
 10.5    Registration Agreement for Series B Notes (filed as an
         exhibit to the Company's Form 8-K dated May 5, 1995 and
         incorporated herein by reference).
 10.6    Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995
         and incorporated herein by reference).
 10.7    Registration Agreement for Series C Notes (filed as an
         exhibit to the Company's Form 8-K dated May 5, 1995 and
         incorporated herein by reference).
 10.8+   1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-64159)
         and incorporated herein by reference).
 10.9+   Executive Option Plan (filed as an exhibit to the Company's
         Registration Statement on Form S-8 (33-63444) and
         incorporated herein by reference).
 10.10+  1999 Employee Stock Option Plan (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
 10.11+  Non-Statutory Stock Option Agreement (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
 10.12+  Amended and Restated Employment Agreement between the
         Company and Roy W. Spradlin (filed as an exhibit to the
         Company's Form 10-KSB for the year ended December 31, 1997 and incorporated herein by reference).
 10.13*  The Southwest Bank of Texas N.A. Three Year $2.5 million
         Letter Loan Agreement, dated July 1, 2000.
 10.14*  The Southwest Bank of Texas N.A. Convertible Line of Credit
         Note, Exhibit A(i) to the Three Year $2.5 million Letter
         Loan Agreement dated July 1, 2000.
 10.15*  The Southwest Bank of Texas N.A. Revolving Line of Credit
         Note, Exhibit A(ii) to the Three Year $2.5 million Letter
         Loan Agreement dated July 1, 2000.
 16      Change in registrant's independent public accountants, which occurred on September 27, 1999 (filed on Form 8-K on
         September 30, 1999 and incorporated herein by reference).
 21*     Subsidiaries of the Registrant.
 23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444,
         33-91004, 33-93040, 333-30071 and 333-64159).
 23.2*   Consent of Ernst & Young LLP (Registration Nos. 33-63446,
         33-63444, 33-91004, 33-93040, 333-30071 and 333-64159).

---------------
+ Management contract or compensatory plan or arrangement.

* Filed herewith.