Form 10-Q
period 2001-03-31
U S PHYSICAL THERAPY INC /NV
filed 2001-05-15
CIK 885978

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ____________________

Commission file number    1-11151

                          U.S. PHYSICAL THERAPY, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                      76-0364866
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3040 Post Oak Blvd., Suite  222, Houston, Texas               77056
-----------------------------------------------             ---------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (713) 297-7000
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     As of May 9, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was:

                                   6,627,616
                                   ---------

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2001
  and December 31, 2000                                                3

Consolidated Statements of Operations for the
  three months ended March 31, 2001 and 2000                           5

Consolidated Statements of Cash Flows for the
  three months ended March 31, 2001 and 2000                           6

Notes to Consolidated Financial Statements                             8


                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 March 31,          December 31,
                                                   2001                 2000
                                                ----------          ------------
                                                (unaudited)
ASSETS
Current assets:

  Cash and cash equivalents                      $ 3,531               $ 2,071
  Patient accounts receivable, less
    allowance for doubtful accounts
    of $3,042 and $2,780,
    respectively                                  11,786                10,701
  Accounts receivable - other                        420                   452
  Other current assets                               606                   519
                                                 -------               -------
    Total current assets                          16,343                13,743

Fixed assets:
  Furniture and equipment                         12,612                12,141
  Leasehold improvements                           6,566                 6,313
                                                 -------               -------
                                                  19,178                18,454
  Less accumulated depreciation
    and amortization                              12,048                11,463
                                                 -------               -------
                                                   7,130                 6,991
Goodwill, net of amortization of
  $307 and $291, respectively                        882                   897
Other assets, net of amortization
  of $498 and $483, respectively                   1,179                 1,339
                                                 -------               -------
                                                 $25,534               $22,970
                                                 =======               =======


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           March 31,             December 31,
                                                                             2001                    2000
                                                                          -----------            ------------
                                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade                                                 $   244                $   434
  Accrued expenses                                                            2,603                  1,622
  Estimated third-party payor
    (Medicare) settlements                                                      283                    355
  Notes payable                                                                  10                    912
                                                                            -------                -------
     Total current liabilities                                                3,140                  3,323

Notes payable -- long-term portion                                               25                     26
Convertible subordinated notes payable                                        3,000                  7,200
Minority interests in subsidiary limited partnerships                         3,298                  2,858
Commitments and contingencies                                                    --                     --
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding                                                           --                     --
  Common stock, $.01 par value,
    10,000,000 shares authorized,
    6,632,067 and 5,698,916 shares
    issued at March 31, 2001 and
    December 31, 2000, respectively                                              66                     57
  Additional paid-in capital                                                  8,491                  3,504
  Accumulated earnings                                                        7,561                  6,049
  Treasury stock at cost, 9,800
    shares held at March 31, 2001
    and December 31, 2000                                                       (47)                   (47)
                                                                            -------                -------
     Total shareholders' equity                                              16,071                  9,563
                                                                            -------                -------
                                                                            $25,534                $22,970
                                                                            =======                =======


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                  2001                 2000
                                              ------------          ----------
                                                         (unaudited)

Net patient revenues                            $18,332               $14,228
Management contract revenues                        565                   561
Other revenues                                       33                    33
                                                -------               -------
Net revenues                                     18,930                14,822

Clinic operating costs:
  Salaries and related costs                      8,373                 6,704
  Rent, clinic supplies and other                 4,175                 3,605
  Provision for doubtful accounts                   449                   385
                                                -------               -------
                                                 12,997                10,694
Corporate office costs:
  General and administrative                      1,750                 1,386
  Recruitment and development                       369                   634
                                                -------               -------
                                                  2,119                 2,020
                                                -------               -------
Operating income before non-
  operating expenses                              3,814                 2,108

Interest expense                                     84                   181

Minority interests in subsidiary
  limited partnerships                            1,264                   813
                                                -------               -------

Income before income taxes                        2,466                 1,114

Provision for income taxes                          954                   443
                                                -------               -------

Net income                                      $ 1,512               $   671
                                                =======               =======

Basic earnings per common share                 $   .23               $   .10
                                                =======               =======

Diluted earnings per common share               $   .18               $   .10
                                                =======               =======



                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                     2001              2000
                                                   ---------         --------
                                                          (unaudited)

OPERATING ACTIVITIES

Net income                                         $ 1,512           $   671
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                        637               554
  Minority interests in earnings
    of subsidiary limited  partnerships              1,264               813
  Provision for bad debts                              449               385
  Loss on disposal of fixed assets                       3                49

Changes in operating assets and liabilities:
  Increase in patient accounts receivable           (1,534)           (1,031)
  Decrease (increase) in accounts
    receivable -- other                                 32              (109)
  Increase in other assets                            (126)              (51)
  Increase in accounts payable
    and accrued expenses                               791               430
  Decrease in estimated third-party
    payor (Medicare) settlements                       (72)              (42)
                                                   -------           -------
Net cash provided by operating activities          $ 2,956           $ 1,669



                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                      2001                2000
                                                    --------            --------
                                                             (unaudited)
INVESTING ACTIVITIES

Purchase of fixed assets                               (753)               (803)
Purchase of intangibles                                  --                 (17)
Proceeds on sale of fixed assets                          3                   7
                                                     ------               -----
Net cash used in investing activities                  (750)               (813)

FINANCING ACTIVITIES

Payment of notes payable                               (903)                 (8)
Proceeds from investment of
  minority investors in subsidiary
  limited partnerships                                    1                  36
Proceeds and tax benefit from exercise
  of stock options                                      981                  --
Distributions to minority investors
  in subsidiary limited partnerships                   (825)               (517)
                                                     ------              ------
Net cash used in financing activities                  (746)               (489)
                                                     ------              ------
Net increase in cash and cash equivalents             1,460                 367
Cash and cash equivalents --
  beginning of period                                 2,071               4,030
                                                     ------              ------
Cash and cash equivalents --
  end of period                                      $3,531              $4,397
                                                     ======              ======

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:

  Income taxes                                       $   96              $  635
                                                     ======              ======
  Interest                                           $   86              $  162
                                                     ======              ======


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of March 31, 2001, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (with respect to 89% of the Company's clinics, the Company owned a limited partnership interest of 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-K/A for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire year.

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

RECLASSIFICATIONS

Certain amounts presented in the accompanying financial statements for the three months ended March 31, 2000 have been reclassified to conform with the presentation used for the three months ended March 31, 2001. These reclassifications had no effect on net income.

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

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ------------------------
                                                                                   2001            2000
                                                                                ----------      -----------
Numerator:
  Net income                                                                    $1,512,000      $  671,000
                                                                                ----------      ----------
  Numerator for basic earnings per share                                        $1,512,000      $  671,000
  Effect of dilutive securities:
    Interest on convertible subordinated notes payable                              46,000         119,000
                                                                                ----------      ----------
  Numerator for diluted earnings per share-income available to common
    stockholders after assumed conversions                                      $1,558,000      $  790,000
                                                                                ==========      ==========

Denominator:
  Denominator for basic earnings per share--weighted-average shares              6,463,000       6,572,000
  Effect of dilutive securities:
    Stock options                                                                1,380,000         126,000
    Convertible subordinated notes payable                                         692,000       1,544,000
                                                                                ----------      ----------
  Dilutive potential common shares                                               2,072,000       1,670,000
                                                                                ----------      ----------
  Denominator for diluted earnings
    per share--adjusted weighted-average shares and assumed conversions          8,535,000       8,242,000
                                                                                ==========      ==========
Basic earnings per share                                                        $     0.23      $     0.10
                                                                                ==========      ==========
Diluted earnings per share                                                      $     0.18      $     0.10
                                                                                ==========      ==========

3.  INCOME TAXES

Significant components of the provision for income taxes for the three months ended March 31, were as follows:

                                                                                    2001          2000
                                                                                  --------     ---------
Current:
  Federal                                                                         $795,000     $ 524,000
  State                                                                            159,000        86,000
                                                                                  --------     ---------
  Total current                                                                    954,000       610,000
                                                                                  --------     ---------
Deferred:
  Federal                                                                               --      (167,000)
  State                                                                                 --            --
                                                                                  --------     ---------
  Total deferred                                                                        --      (167,000)
                                                                                  --------     ---------
Total income tax provision                                                        $954,000     $ 443,000
                                                                                  ========     =========

4.   BANK LOAN AGREEMENT

In July 2000, the Company entered into a Loan Agreement with a bank providing for borrowings up to $2,500,000 on a line of credit, convertible to a term loan on December 31, 2000. The loan bore interest at a rate per annum of prime plus one-half percentage point and was repayable in quarterly installments of $250,000 beginning March 2001. The Company borrowed $2,115,000 under the convertible line of credit in August 2000. In November 2000, the Company repaid $1,215,000 of the $2,115,000 borrowed under the convertible line of credit. In March 2001, the Company repaid the remaining principal balance of $900,000.

The Company also has a revolving line of credit with a bank which provides for borrowings up to $500,000, as needed, at a rate of prime. To date, the Company has not borrowed under this line of credit.

5.   CONVERTIBLE SUBORDINATED DEBT

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

The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $5.00 in the case of the Initial Series Notes and the Series C Notes or $6.00 in the case of the Series B Notes. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 142,000 shares of its common stock in connection with the interest enhancement provision.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 20,000 and 125,000 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000.

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 130,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 460,000 and 208,000 shares of common stock, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 2001, the Company operated 142 outpatient physical and occupational therapy clinics in 30 states. The average age of the 142 clinics in operation at March 31, 2001 was
3.95 years.

In addition to the facilities in which the Company has ownership, it also manages physical therapy facilities for third parties, including physicians, with seven such third-party facilities under management as of March 31, 2001.

The Company had begun steps to enter the surgery center business in 1999. In March 2000, the Company discontinued such efforts to enter the surgery center business. See "Corporate Office Costs - Recruitment and Development."

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

NET PATIENT REVENUES

Net patient revenues increased to $18,332,000 for the three months ended March 31, 2001 ("2001 First Quarter") from $14,228,000 for the three months ended March 31, 2000 ("2000 First Quarter"), an increase of $4,104,000, or 29%. Net patient revenues from the 24 clinics developed since the 2000 First Quarter (the "New Clinics") accounted for 43% of the increase, or $1,770,000. The remaining increase of $2,334,000 in net patient revenues comes from those 118 clinics opened before the 2000 First Quarter (the "Mature Clinics"). Of the $2,334,000 increase in net patient revenues from the Mature Clinics, $1,770,000 was due to a 12% increase in the number of patient visits, while $564,000 was due to a 3.4% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect contractual and other adjustments, which are evaluated quarterly by management, relating to patient discounts from certain payors.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 69% for the 2001 First Quarter from 72% for the 2000 First Quarter.

CLINIC OPERATING COSTS -- SALARIES AND RELATED COSTS

Salaries and related costs increased to $8,373,000 for the 2001 First Quarter from $6,704,000 for the 2000 First Quarter, an increase of $1,669,000, or 25%. Approximately 81% of the increase, or $1,357,000, was due to the New Clinics. The remaining 19% increase, or $312,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 44% for the 2001 First Quarter from 45% for the 2000 First Quarter.

CLINIC OPERATING COSTS -- RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $4,175,000 for the 2001 First Quarter from $3,605,000 for the 2000 First Quarter, an increase of $570,000, or 16%. Approximately 94% of the increase, or $536,000, was due to the New Clinics, while 6%, or $34,000, of the increase was due to the Mature Clinics. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 22% for the 2001 First Quarter from 24% for the 2000 First Quarter.

CLINIC OPERATING COSTS -- PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $449,000 for the 2001 First Quarter from $385,000 for the 2000 First Quarter, an increase of $64,000, or 17%. Approximately 69% of the increase, or $44,000, was due to the New Clinics. The remaining 31% increase, or $20,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 2.4% for the 2001 First Quarter from 2.7% for the 2000 First Quarter.

CORPORATE OFFICE COSTS -- GENERAL AND ADMINISTRATIVE

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,750,000 for the 2001 First Quarter from $1,386,000 for the 2000 First Quarter, an increase of $364,000, or

26%. General and administrative costs increased primarily as a result of increased travel, recruiting fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for the 2001 and 2000 First Quarters.

CORPORATE OFFICE COSTS -- RECRUITMENT AND DEVELOPMENT

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs decreased $265,000, or 42%, to $369,000 for the 2001 First Quarter from $634,000 for the 2000 First Quarter. In March 2000, recruitment and development costs included $301,000 related to the discontinued surgery center initiative. The majority of the $301,000 surgery center costs related to salaries of development personnel, including severance pay associated with the discontinuance of the surgery center initiative, consulting fees, legal fees and travel associated with potential acquisitions of surgery centers. Excluding expenses related to the surgery centers, recruitment and development costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 2% for the 2001 and 2000 First Quarters.

INTEREST EXPENSE

Interest expense decreased $97,000, or 54%, to $84,000 for the 2001 First Quarter from $181,000 for the 2000 First Quarter. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Liquidity and Capital Resources."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $451,000, or 55%, to $1,264,000 for the 2001 First Quarter from $813,000 for the
2000 First Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $954,000 for the 2001 First Quarter from $443,000 for the 2000 First Quarter, an increase of $511,000, or 115%. During the 2001 and 2000 First Quarters, the Company accrued income taxes at effective tax rates of 39% and 40%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had $3,531,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at March 31, 2001 was $580,000 in money market funds invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $1,460,000 from December 31, 2000 to March 31, 2001 was due primarily to cash provided by operating activities of $2,956,000 and proceeds and tax benefit from the exercise of stock options of $981,000, offset, in part, by the payment of notes payable of $903,000, capital expenditures for physical therapy equipment and leasehold improvements in the amount of $753,000 and distributions of $825,000 to minority investors in subsidiary limited partnerships.

The Company's current ratio increased to 5.20 to 1.00 at March 31, 2001 from
4.14 to 1.00 at December 31, 2000. The increase in the current ratio was due primarily to an increase in cash and cash equivalents and an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable, offset, in part, by an increase in accrued expenses.

At March 31, 2001, the Company had a debt-to-equity ratio of 0.19 to 1.00 compared to 0.85 to 1.00 at December 31, 2000. The decrease in the debt-to-equity ratio from December 31, 2000 to March 31, 2001 resulted from net income of $1,512,000, the conversion of $4,200,000 subordinated notes payable into 798,000 shares of common stock and the proceeds and tax benefit from the exercise of stock options of $981,000.

In August 2000, the Company completed the purchase of 1,130,000 shares for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a bank loan in the amount of $2,115,000 to fund the purchase of the stock.

In conjunction with the stock purchase, the Company entered into a Loan Agreement with a bank to borrow up to $2,500,000 on a line of credit, convertible to a term loan on December 31, 2000. The loan bore interest at a rate per annum of prime plus one-half percentage point and was repayable in quarterly installments of $250,000 beginning March 2001.

In November 2000, the Company repaid $1,215,000 of the $2,115,000 borrowed under the convertible line of credit. In March 2001, the

Company repaid the remaining balance of $900,000 on the bank loan.

Management believes that existing funds, supplemented by cash flows from operations, will be sufficient to meet its current operating needs and its development plans through at least 2002.

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

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of March 31, 2001, the Company had 142 clinics in operation, four of which opened in the 2001 First Quarter. The Company's goal for 2001 is to open between 30 and 35 clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 2000 First Quarter are expected to favorably impact the Company's results of operations for 2001 and beyond.

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

The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $5.00 in the case of the Initial Series Notes and the Series C Notes or $6.00 in the case of the Series B Notes. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 142,000 shares of its common stock in connection with the interest enhancement provision.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 20,000 and 125,000 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000.

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 130,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 460,000 and 208,000 shares of common stock, respectively.

The debt conversions increase the Company's shareholders' equity by the carrying amount of the debt converted, thus improving the Company's debt to equity ratio and will favorably impact results of operations and cash flow due to the interest savings of approximately $400,000 per year, before income tax, on the debt.

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates", "believes", "estimates", "intends", "expects", "plans", "should" and "goal" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, general economic, business, and regulatory conditions, competition, federal and state regulations, availability, terms, and use of capital and weather. Some or all of these factors are beyond the Company's control.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of March 31, 2001, the Company had outstanding $3,000,000 of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (the "Series C Notes"). The Series C Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the holders thereof into common stock of the Company at any time during the term of the Series C Notes. The conversion price is $5.00 per share, subject to adjustment as provided in the Notes. Based upon the closing price of the Company's common stock on May 8, 2001 of $26.50, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $15,900,000.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     U.S. PHYSICAL THERAPY, INC.




Date:  May 15, 2001                  By:   /s/ J. MICHAEL MULLIN
                                           ---------------------
                                           J. Michael Mullin
                                           Chief Financial Officer
                                           (duly authorized officer
                                           and principal financial
                                           officer)