Form 10-Q
period 2001-06-30
U S PHYSICAL THERAPY INC /NV
filed 2001-08-14
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  -----------------

Commission file number    1-11151
                       ------------


                           U.S. PHYSICAL THERAPY, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                76-0364866
-------------------------------        -----------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  3040 Post Oak Blvd., Suite  222, Houston, Texas        77056
--------------------------------------------------    ------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (713) 297-7000
                                                    ----------------
           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

           As of August 10, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 10,264,889
                                                          ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 2001
  and December 31, 2000                                                       3

Consolidated Statements of Operations for the three
    and six months ended June 30, 2001 and 2000                               5

Consolidated Statements of Cash Flows for the
    six months ended June 30, 2001 and 2000                                   7

Notes to Consolidated Financial Statements                                    9

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                     June 30,       December 31,
                                                       2001             2000
                                                     ----------     ------------
                                                     unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $   6,612       $   2,071
    Patient accounts receivable, less
        allowance for doubtful accounts
        of $3,427 and $2,780,
        respectively                                      11,792          10,701
    Accounts receivable - other                              468             452
    Other current assets                                     586             519
                                                       ---------       ---------
           Total current assets                           19,458          13,743

Fixed assets:
    Furniture and equipment                               13,136          12,141
    Leasehold improvements                                 6,954           6,313
                                                       ---------       ---------
                                                          20,090          18,454
    Less accumulated depreciation
        and amortization                                  12,670          11,463
                                                       ---------       ---------
                                                           7,420           6,991
Goodwill, net of amortization of
    $322 and $291, respectively                              866             897
Other assets, net of amortization
    of $499 and $483, respectively                         1,175           1,339
                                                       ---------       ---------

                                                       $  28,919       $  22,970
                                                       =========       =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                           $     376      $     434
    Accrued expenses                                       2,101          1,622
    Estimated third-party payor
        (Medicare) settlements                               283            355
    Notes payable                                              8            912
                                                       ---------      ---------
           Total current liabilities                       2,768          3,323

Notes payable - long-term portion                             24             26
Convertible subordinated notes
    payable                                                3,000          7,200
Minority interests in subsidiary
    limited partnerships                                   3,510          2,858
Commitments and contingencies                                  -              -
Shareholders' equity:
    Preferred stock, $.01 par value,
        500,000 shares authorized, -0-
        shares outstanding                                     -              -
    Common stock, $.01 par value,
        20,000,000 shares authorized,
        10,164,337 and 8,548,374 shares
        issued at June 30, 2001 and
        December 31, 2000, respectively                      102             85
    Additional paid-in capital                            10,214          3,476
    Retained earnings                                      9,348          6,049
    Treasury stock at cost, 14,700
        shares held at June 30, 2001
        and December 31, 2000                               (47)            (47)
                                                      ---------       ---------
           Total shareholders' equity                     19,617          9,563
                                                       ---------      ---------

                                                       $  28,919      $  22,970
                                                       =========      =========



                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      Three Months Ended
                                                           June 30,
                                                  ------------------------------
                                                     2001                 2000
                                                  -----------          ---------
                                                             (unaudited)

Net patient revenues                                $  19,256          $  15,124
Management contract revenues                              577                638
Other revenues                                             33                 63
                                                    ---------          ---------
Net revenues                                           19,866             15,825

Clinic operating costs:
    Salaries and related costs                          8,547              7,076
    Rent, clinic supplies and other                     4,287              3,801
    Provision for doubtful accounts                       502                407
                                                    ---------          ---------
                                                       13,336             11,284
Corporate office costs:
    General and administrative                          1,827              1,445
    Recruitment and development                           373                443
                                                    ---------          ---------
                                                        2,200              1,888
                                                    ---------          ---------

Operating income before non-
    operating expenses                                  4,330              2,653

Interest expense                                           60                181

Minority interests in subsidiary
    limited partnerships                                1,370                930
                                                    ---------          ---------

Income before income taxes                              2,900              1,542

Provision for income taxes                              1,113                604
                                                    ---------          ---------

Net income                                          $   1,787          $     938
                                                    =========          =========

Basic earnings per common share                     $     .18          $     .10
                                                    =========          =========

Diluted earnings per common share                   $     .14          $     .09
                                                    =========          =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       Six Months Ended
                                                           June 30,
                                                --------------------------------
                                                    2001               2000
                                                ------------        ------------
                                                          (unaudited)

Net patient revenues                              $  37,588          $  29,352
Management contract revenues                          1,142              1,199
Other revenues                                           66                 96
                                                  ---------          ---------
Net revenues                                         38,796             30,647

Clinic operating costs:
    Salaries and related costs                       16,920             13,780
    Rent, clinic supplies and other                   8,462              7,406
    Provision for doubtful accounts                     951                792
                                                  ---------          ---------
                                                     26,333             21,978
Corporate office costs:
    General and administrative                        3,577              2,831
    Recruitment and development                         742              1,077
                                                  ---------          ---------
                                                      4,319              3,908
                                                  ---------          ---------

Operating income before non-
    operating expenses                                8,144              4,761

Interest expense                                        144                362

Minority interests in subsidiary
    limited partnerships                              2,634              1,743
                                                  ---------          ---------

Income before income taxes                            5,366              2,656

Provision for income taxes                            2,067              1,047
                                                  ---------          ---------

Net income                                        $   3,299          $   1,609
                                                  =========          =========

Basic earnings per common share                   $     .33          $     .16
                                                  =========          =========

Diluted earnings per common share                 $     .26          $     .15
                                                  =========          =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                  Six Months Ended
                                                       June 30,
                                               -------------------------
                                                  2001          2000
                                               ---------     -----------
                                                     (unaudited)
OPERATING ACTIVITIES
Net income                                     $   3,299       $   1,609
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation and amortization              1,280           1,129
        Minority interests in earnings
           of subsidiary limited
           partnerships                            2,634           1,743
        Provision for doubtful accounts              951             792
        Loss on disposal of fixed assets               4              45
Changes in operating assets and liabilities:
        Increase in patient accounts
           receivable                             (2,042)         (1,264)
        Increase in accounts
           receivable - other                        (16)           (235)
        Increase in other assets                    (102)            (12)
        Increase in accounts payable
           and accrued expenses                      421             553
        Decrease in estimated third-party
           payor (Medicare) settlements              (72)            (88)
                                               ---------       ---------
Net cash provided by operating
    activities                                     6,357           4,272



                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                           Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                         2001            2000
                                                       ---------       ---------
                                                              (unaudited)
INVESTING ACTIVITIES
Purchase of fixed assets                                 (1,670)         (1,576)
Purchase of intangibles                                        -            (18)
Proceeds on sale of fixed assets                               4             17
                                                       ---------       ---------
Net cash used in investing
    activities                                           (1,666)         (1,577)

FINANCING ACTIVITIES
Payment of notes payable                                   (906)            (16)
Purchase of fractional shares on
    three-for-two stock split                               (11)              -
Proceeds from investment of
    minority investors in subsidiary
    limited partnerships                                       2             87
Proceeds and tax benefit from exercise
    of stock options                                       2,749              -
Distributions to minority investors
    in subsidiary limited partnerships                   (1,984)         (1,473)
                                                      ---------       ---------
Net cash used in financing
    activities                                             (150)         (1,402)
                                                      ---------       ---------
Net increase in cash and
    cash equivalents                                       4,541          1,293
Cash and cash equivalents -
    beginning of period                                    2,071          4,030
                                                       ---------       ---------
Cash and cash equivalents -
    end of period                                      $   6,612      $   5,323
                                                       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                       $     667      $   1,296
                                                       =========       =========
    Interest                                           $     146      $     324
                                                       =========       =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of June 30, 2001, the Company, through its wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (with respect to 87% of the Company's clinics, the Company owned a limited partnership interest of 64%). For the majority of the clinics, the managing therapist of the clinic owns the remaining limited partnership interest in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the entire year.

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

COMMON STOCK

On January 5, 2001, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000. On June 28, 2001, the Company effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001. Fractional shares resulting from the three-for-two stock split were paid to shareholders in cash. All share and per share information included in the accompanying consolidated financial statements and related notes has been adjusted to reflect these stock splits.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          -----------------------       -----------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
                                                                  (in thousands, except per share data)
Numerator:
   Net income                                               $1,787        $  938         $3,299         $1,609
                                                            ------        ------         ------         ------
   Numerator for basic
     earnings per share                                     $1,787        $  938         $3,299         $1,609
   Effect of dilutive
     securities:
     Interest on convertible
     subordinated notes payable                                 40           119             86            237
                                                            ------        ------         ------         ------
   Numerator for diluted earnings
     per share-income available
     to common stockholders after
     assumed conversions                                    $1,827        $1,057         $3,385         $1,846
                                                            ======        ======         ======         ======
Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares                                10,006         9,858          9,858          9,858
   Effect of dilutive securities:
     Stock options                                           2,186           225         2,131            219
     Convertible subordinated
       notes payable                                           900         2,316            969          2,316
                                                            ------        ------         ------         ------
     Dilutive potential common
       shares                                                3,086         2,541          3,100          2,535
                                                            ------        ------         ------         ------
     Denominator for diluted
       earnings per share--adjusted
       weighted-average shares
       and assumed conversions                              13,092        12,399         12,958         12,393
                                                            ======        ======         ======         ======
Basic earnings per common share                             $  .18        $  .10         $  .33         $  .16
                                                            ======        ======         ======         ======
Diluted earnings per common share                           $  .14        $  .09         $  .26         $  .15
                                                            ======        ======         ======         ======

3.  INCOME TAXES

Significant components of the provision for income taxes were as follows:



                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                     ----------------------             ----------------------
                                                      2001            2000               2001            2000
                                                     ------          ------             ------          ------
                                                                          (in thousands)
Current:
     Federal                                         $  939           $ 540             $1,734          $1,064
     State                                              174             105                333             191
                                                     ------           -----             ------          ------
Total current                                         1,113             645              2,067           1,255
                                                     ------          ------             ------          ------
Deferred:
     Federal      -                                       -             (41)                 -            (208)
     State                                                -               -                  -               -
                                                     ------           -----             ------          ------
     Total deferred                                       -            (41)                  -            (208)
                                                     ------           -----             ------          ------
Total income tax provision                           $1,113           $ 604             $2,067          $1,047
                                                     ======           =====             ======          ======

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

The Company also had a revolving line of credit with a bank which provided for borrowings up to $500,000, as needed, at a rate of prime. The Company did not borrow under this line of credit, which expired on July 1, 2001.

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

The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 213,000 shares of its common stock in connection with the interest enhancement provision.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,500 shares of common stock, respectively. This resulted in balances of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000.

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to convert the remaining balances of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 2001, the Company operated 149 outpatient physical and occupational therapy clinics in 30 states. The average age of the 149 clinics in operation at June 30, 2001 was
3.99 years.

In addition to the facilities in which the Company has ownership, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of June 30, 2001.

The Company had taken steps to enter the surgery center business in 1999. In March 2000, the Company discontinued efforts to enter the surgery center business. See "Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000 - Corporate Office Costs - Recruitment and Development."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2000

NET PATIENT REVENUES

Net patient revenues increased to $19,256,000 for the three months ended June 30, 2001 ("2001 Second Quarter") from $15,124,000 for the three months ended June 30, 2000 ("2000 Second Quarter"), an increase of $4,132,000, or 27%. Total patient visits increased 40,000, or 23%, to 214,000 for the 2001 Second Quarter from 174,000 for the 2000 Second Quarter. Net patient revenues from the 22 clinics developed since the 2000 Second Quarter (the "New Clinics") accounted for approximately 30% of the increase, or $1,232,000. The remaining increase of $2,900,000 in net patient revenues comes from those 127 clinics opened before the 2000 Second Quarter (the "Mature Clinics"). Of the $2,900,000 increase in net patient revenues from the Mature Clinics, $2,291,000 was due to a 15% increase in the number of patient visits, while $609,000 was due to a 3.5% increase in the average net revenue per visit.

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

MANAGEMENT CONTRACT REVENUES

Management contract revenues decreased $61,000, or 10%, to $577,000 for the 2001 Second Quarter from $638,000 for the 2000 Second Quarter. This decrease was primarily due to the discontinuance of a third-party management contract in February 2001.

OTHER REVENUES

Other revenues, consisting of interest and real estate commission income, decreased $30,000, or 48%, to $33,000 for the 2001 Second Quarter from $63,000 for the 2000 Second Quarter. This decrease was due to a decrease in interest income as a result of both lower average amounts of cash and cash equivalents available for investment and lower interest rates earned on invested cash for the 2001 Second Quarter compared to the 2000 Second Quarter, offset, in part, by an $8,000 increase in real estate commission income to $11,000 in the 2001 Second Quarter from $3,000 in the 2000 Second Quarter.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 67% for the 2001 Second Quarter from 72% for the 2000 Second Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $8,547,000 for the 2001 Second Quarter from $7,076,000 for the 2000 Second Quarter, an increase of $1,471,000, or 21%. Approximately 39% of the increase, or $579,000, was due to the New Clinics. The remaining 61% increase, or $892,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 43% for the 2001 Second Quarter from 45% for the 2000 Second Quarter.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $4,287,000 for the 2001 Second Quarter from $3,801,000 for the 2000 Second Quarter, an increase of $486,000, or 13%. Approximately 86% of the increase, or $421,000, was due to the New Clinics, while 14%, or $65,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics was primarily due to increased rent expense. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 22% for the 2001 Second Quarter from 24% for the 2000 Second Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $502,000 for the 2001 Second Quarter from $407,000 for the 2000 Second Quarter, an increase of $95,000, or 23%. Approximately 25% of the increase, or $24,000, was due to the New Clinics. The remaining 75% increase, or $71,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.6% for the 2001 Second Quarter from 2.7% for the 2000 Second Quarter.

CORPORATE OFFICE COSTS - GENERAL AND ADMINISTRATIVE

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $1,827,000 for the 2001 Second Quarter from $1,445,000 for the 2000 Second Quarter, an increase of $382,000, or 26%. General and administrative costs increased primarily as a result of increased travel, recruiting fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for the 2001 and 2000 Second Quarters.

CORPORATE OFFICE COSTS - RECRUITMENT AND DEVELOPMENT

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs decreased $70,000, or 16%, to $373,000 for the 2001 Second Quarter from $443,000 for the 2000 Second Quarter. The decrease in recruitment and development costs was due to fewer clinics opened in the 2001 Second Quarter as compared to the 2000 Second Quarter. In addition, the 2000 Second Quarter contained $28,000 of residual surgery center expenses. Recruitment and development costs as a percent of net patient revenues and management contract revenues combined decreased to 2% for the 2001 Second Quarter from 3% for the 2000 Second Quarter.

INTEREST EXPENSE

Interest expense decreased $121,000, or 67%, to $60,000 for the 2001 Second Quarter from $181,000 for the 2000 Second Quarter. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $440,000, or 47%, to $1,370,000 for the 2001 Second Quarter from $930,000 for the 2000 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,113,000 for the 2001 Second Quarter from $604,000 for the 2000 Second Quarter, an increase of $509,000, or 84%. During the 2001 and 2000 Second Quarters, the Company accrued income taxes at effective tax rates of 38% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

NET PATIENT REVENUES

Net patient revenues increased to $37,588,000 for the six months ended June 30, 2001 ("2001 Six Months") from $29,352,000 for the six months ended June 30, 2000 ("2000 Six Months"), an increase of $8,236,000, or 28%. Total patient visits increased 80,000, or 24%, to 419,000 for the 2001 Six Months from 339,000 for the 2000 Six Months. Net patient revenues from the 22 clinics developed since the 2000 Six Months (the "New Clinics") accounted for approximately 21% of the increase, or $1,762,000. The remaining increase of $6,474,000 in net patient revenues comes from those 127 clinics opened before the 2000 Six Months (the "Mature Clinics"). Of the $6,474,000 increase in net patient revenues from the Mature Clinics, $5,269,000 was due to an 18% increase in the number of patient visits, while $1,205,000 was due to a 3% increase in the average net revenue per visit.

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

OTHER REVENUES

Other revenues, consisting of interest and real estate commission income, decreased $30,000, or 31%, to $66,000 for the 2001 Six Months from $96,000 for the 2000 Six Months. This decrease was due to a decrease in interest income as a result of both lower average amounts of cash and cash equivalents available for investment and lower interest rates earned on invested cash for the 2001 Six Months compared to the 2000 Six Months, offset, in part, by a $31,000 increase in real estate commission income to $34,000 for the 2001 Six Months from $3,000 for the 2000 Six Months.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 68% for the 2001 Six Months from 72% for the 2000 Six Months.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $16,920,000 for the 2001 Six Months from $13,780,000 for the 2000 Six Months, an increase of $3,140,000, or 23%.
Approximately 27% of the increase, or $862,000, was due to the New Clinics. The remaining 73% increase, or $2,278,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 44% for the 2001 Six Months from 45% for the 2000 Six Months.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $8,462,000 for the 2001 Six Months from $7,406,000 for the 2000 Six Months, an increase of $1,056,000, or 14%. Approximately 64% of the increase, or $680,000, was due to the New Clinics, while 36%, or $376,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related primarily to an increase in rent expense during the 2001 Six Months. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 22% for the 2001 Six Months from 24% for the 2000 Six Months.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $951,000 for the 2001 Six Months from $792,000 for the 2000 Six Months, an increase of $159,000, or 20%. Approximately 22% of the increase, or $35,000, was due to the New Clinics. The remaining 78% increase, or $124,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.5% for the 2001 Six Months from 2.7% for the 2000 Six Months.

CORPORATE OFFICE COSTS - GENERAL AND ADMINISTRATIVE

General and administrative costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel and legal and professional fees, increased to $3,577,000 for the 2001 Six Months from $2,831,000 for the 2000 Six Months, an increase of $746,000, or 26%. General and administrative costs increased primarily as a result of increased travel, recruiting fees, legal and professional fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. General and administrative costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 9% for the 2001 and 2000 Six Months.

CORPORATE OFFICE COSTS - RECRUITMENT AND DEVELOPMENT

Recruitment and development costs primarily represent salaries and benefits of recruitment and development personnel, rent, travel, marketing and recruiting fees attributed directly to the Company's activities in the development and acquisition of new clinics. Recruitment and development personnel have no involvement with a facility following opening. All recruitment and development personnel are located at the corporate office in Houston, Texas. Recruitment and development costs decreased $335,000, or 31%, to $742,000 for the 2001 Six Months from $1,077,000 for the 2000 Six Months. The 2000 Six Months included $329,000 related to the discontinued surgery center initiative. The majority of the $329,000 surgery center costs related to salaries of development personnel, including severance pay associated with the discontinuance of the surgery center initiative, consulting fees, legal fees and travel associated with potential acquisitions of surgery centers. Excluding expenses related to the surgery centers, recruitment and development costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 2% for the 2001 and 2000 Six Months.

INTEREST EXPENSE

Interest expense decreased $218,000, or 60%, to $144,000 for the 2001 Six Months from $362,000 for the 2000 Six Months. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $891,000, or 51%, to $2,634,000 for the 2001 Six Months from $1,743,000 for the
2000 Six Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2,067,000 for the 2001 Six Months from $1,047,000 for the 2000 Six Months, an increase of $1,020,000, or 97%. During the 2001 and 2000 Six Months, the Company accrued income taxes at an effective tax rate of 39%. This rate exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $6,612,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at June 30, 2001 was $3,844,000 in money market funds invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash and cash equivalents of $4,541,000 from December 31, 2000 to June 30, 2001 was due primarily to cash provided by operating activities of $6,357,000 and proceeds and tax benefits from the exercise of stock options of $2,749,000, offset, in part, by the payment of notes payable of $906,000, capital expenditures for physical therapy equipment and leasehold improvements in the amount of $1,670,000 and distributions of $1,984,000 to minority investors in subsidiary limited partnerships.

The Company's current ratio increased to 7.03 to 1.00 at June 30, 2001 from 4.14 to 1.00 at December 31, 2000. The increase in the current ratio was due primarily to the increase in cash and cash equivalents, an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable and a decrease in notes payable.

At June 30, 2001, the Company had a debt-to-equity ratio of 0.15 to 1.00 compared to 0.85 to 1.00 at December 31, 2000. The decrease in the debt-to-equity ratio from December 31, 2000 to June 30, 2001 resulted from net income of $3,299,000, the conversion of $4,200,000 subordinated notes payable into common stock and the proceeds and tax benefits from the exercise of stock options of $2,749,000.

In August 2000, the Company completed the purchase of 1,695,000 shares for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a bank loan in the amount of $2,115,000 to fund the purchase of the stock.

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

RECENTLY PROMULGATED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The Company does not expect the adoption of SFAS 141 to have a material impact on its business because it currently has no planned or pending acquisitions.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") which will be effective for our company as of the beginning of fiscal 2002. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. Our management estimates the adoption of SFAS 142 will result in the elimination of annual amortization expense related to goodwill and other intangible assets, including trademarks, in the amount of approximately $70,000, or $46,000 net of tax; however, because of the extensive effort needed to comply with this statement, the impact of related impairment, if any, on our financial position or results of operations has not been determined.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of June 30, 2001, the Company had 149 clinics in operation, 14 of which opened in the 2001 Six Months. The Company's goal for 2001 is to open between 30 and 35 clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 2000 Second Quarter are expected to favorably impact the Company's results of operations for 2001 and beyond.

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

The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996. In July 1996, the Company issued 213,000 shares of its common stock in connection with the interest enhancement provision.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,500 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000.

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively.

The debt conversions increased the Company's shareholders' equity by the carrying amount of the debt converted, thus improving the Company's debt to equity ratio and will favorably impact results of operations and cash flow due to the interest savings of approximately $400,000 per year, before income tax, on the debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of June 30, 2001, the Company had outstanding $3,000,000 of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (the "Series C Notes"). The Series C Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the holders thereof into common stock of the Company at any time during the term of the Series C Notes. The conversion price is $3.33 per share, subject to adjustment as provided in the Notes. Based upon the closing price of the Company's common stock on August 8, 2001 of $15.49, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $13,941,000.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its 2001 annual meeting of shareholders ("Annual Meeting") on May 23, 2001. At the Annual Meeting, nine directors were elected for one-year terms, the Company's shareholders voted for approval under the Company's 1992 Stock Option Plan to increase by 340,000 the number of shares of Company common stock reserved for issuance and to amend the Company's Articles of Incorporation to increase the authorized common stock of the Company to 20,000,000 shares.

(b) The names of the nine directors elected at the Annual Meeting are as follows: J. Livingston Kosberg, Mark J. Brookner, Roy W. Spradlin, Daniel
     C. Arnold, Bruce D. Broussard, James B. Hoover, Marlin W. Johnston, Albert
     L. Rosen and Eddy J. Rogers, Jr.

(c)  The following votes were cast in the election of directors:

                                                           Withhold
    Nominees                           For                 Authority
    -----------------------         ---------             ----------
    J. Livingston Kosberg           6,129,654                44,100
    Mark J. Brookner                6,129,654                44,100
    Roy W. Spradlin                 5,506,079               667,675
    Daniel C. Arnold                6,128,804                44,950
    Bruce D. Broussard              6,130,054                43,700
    James B. Hoover                 6,130,054                43,700
    Marlin W. Johnston              6,129,354                44,400
    Albert L. Rosen                 6,128,804                44,950
    Eddy J. Rogers, Jr.             6,130,054                43,700

There were a total of 6,173,754 shares represented by person or by proxy at the Annual Meeting.

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits

   3.1    Articles of Incorporation of the Company.

   3.2    Amendment to the Articles of Incorporation of the Company.

  10.1    Consulting agreement between the Company and J. Livingston Kosberg.

  10.2 Second Amended and Restated Employment Agreement between the Company and Roy W. Spradlin.

  10.3    1992 Stock Option Plan, as amended.

  10.4    Nonstatutory Stock Option Agreement dated February 7, 2000.

  10.5    Nonstatutory Stock Option Agreement dated February 17, 2000.


(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. PHYSICAL THERAPY, INC.




Date:   August 14, 2001                By:  /s/  J. Michael Mullin
      ------------------                  --------------------------------------
                                                 J. Michael Mullin
                                             Chief Financial Officer
                                            (duly authorized officer
                                             and principal financial
                                                    officer)

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------

   3.1    Articles of Incorporation of the Company.

   3.2    Amendment to the Articles of Incorporation of the Company.

  10.1    Consulting agreement between the Company and J. Livingston Kosberg.

  10.2 Second Amended and Restated Employment Agreement between the Company and Roy W. Spradlin.

  10.3    1992 Stock Option Plan, as amended.

  10.4    Nonstatutory Stock Option Agreement dated February 7, 2000.

  10.5    Nonstatutory Stock Option Agreement dated February 17, 2000.