Form 10-Q
period 2001-09-30
U S PHYSICAL THERAPY INC /NV
filed 2001-11-14
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  -----------------

Commission file number    1-11151
                       ------------


                           U.S. PHYSICAL THERAPY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                           76-0364866
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  3040 Post Oak Blvd., Suite 222, Houston, Texas                77056
------------------------------------------------     ---------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (713) 297-7000
                                                    ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         As of November 9, 2001, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was:

                                   10,505,671
                                   ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2001
  and December 31, 2000                                                3

Consolidated Statements of Operations for the three
     and nine months ended September 30, 2001 and 2000                 5

Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2001 and 2000                     7

Notes to Consolidated Financial Statements                             9

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   September 30,     December 31,
                                                        2001             2000
                                                   -------------     -------------
                                                    (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                     $       9,785     $       2,071
     Patient accounts receivable, less
          allowance for doubtful accounts
          of $3,732 and $2,780,
          respectively                                    12,396            10,701
     Accounts receivable - other                             439               452
     Other current assets                                    543               519
                                                   -------------     -------------
               Total current assets                       23,163            13,743
Fixed assets:
     Furniture and equipment                              13,584            12,141
     Leasehold improvements                                7,180             6,313
                                                   -------------     -------------
                                                          20,764            18,454
     Less accumulated depreciation
          and amortization                                13,311            11,463
                                                   -------------     -------------
                                                           7,453             6,991
Goodwill, net of amortization of
     $337 and $291, respectively                           2,982               897
Other assets, net of amortization
     of $501 and $483, respectively                        1,568             1,339
                                                   -------------     -------------
                                                   $      35,166     $      22,970
                                                   =============     =============


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       September 30,       December 31,
                                                            2001               2000
                                                       -------------      -------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable - trade                          $         344      $         434
     Accrued expenses                                          2,510              1,622
     Estimated third-party payor
          (Medicare) settlements                                 294                355
     Notes payable                                               636                912
                                                       -------------      -------------
               Total current liabilities                       3,784              3,323

Notes payable - long-term portion                                 22                 26
Convertible subordinated notes
     payable                                                   3,000              7,200
Minority interests in subsidiary
     limited partnerships                                      3,731              2,858
Commitments and contingencies                                     --                 --
Shareholders' equity:
     Preferred stock, $.01 par value,
          500,000 shares authorized, -0-
          shares outstanding                                      --                 --
     Common stock, $.01 par value,
          20,000,000 shares authorized,
          10,484,347 and 8,548,374 shares
          issued at September 30, 2001 and
          December 31, 2000, respectively                        105                 85
     Additional paid-in capital                               13,398              3,476
     Retained earnings                                        11,173              6,049
     Treasury stock at cost, 14,700
          shares held at September 30, 2001
          and December 31, 2000                                  (47)               (47)
                                                       -------------      -------------
               Total shareholders' equity                     24,629              9,563
                                                       -------------      -------------
                                                       $      35,166      $      22,970
                                                       =============      =============


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2001            2000
                                                       ----------     ----------
                                                              (unaudited)
Net patient revenues                                   $   19,943     $   15,455
Management contract revenues                                  586            620
Other revenues                                                 53             54
                                                       ----------     ----------
Net revenues                                               20,582         16,129
Clinic operating costs:
     Salaries and related costs                             9,046          7,287
     Rent, clinic supplies and other                        4,394          3,770
     Provision for doubtful accounts                          484            425
                                                       ----------     ----------
                                                           13,924         11,482
Corporate office costs                                      2,323          1,802
                                                       ----------     ----------
Operating income before non-
     operating expenses                                     4,335          2,845
Interest expense                                               62            207

Minority interests in subsidiary
     limited partnerships                                   1,308            897
                                                       ----------     ----------
Income before income taxes                                  2,965          1,741
Provision for income taxes                                  1,140            674
                                                       ----------     ----------
Net income                                             $    1,825     $    1,067
                                                       ==========     ==========
Basic earnings per common share                        $      .18     $      .12
                                                       ==========     ==========
Diluted earnings per common share                      $      .14     $      .10
                                                       ==========     ==========




                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                                              (unaudited)
Net patient revenues                                   $   57,531     $   44,807
Management contract revenues                                1,728          1,819
Other revenues                                                119            150
                                                       ----------     ----------
Net revenues                                               59,378         46,776

Clinic operating costs:
     Salaries and related costs                            25,966         21,067
     Rent, clinic supplies and other                       12,856         11,176
     Provision for doubtful accounts                        1,435          1,217
                                                       ----------     ----------
                                                           40,257         33,460

Corporate office costs                                      6,642          5,710
                                                       ----------     ----------
Operating income before non-
     operating expenses                                    12,479          7,606

Interest expense                                              206            569

Minority interests in subsidiary
     limited partnerships                                   3,942          2,640
                                                       ----------     ----------

Income before income taxes                                  8,331          4,397

Provision for income taxes                                  3,207          1,721
                                                       ----------     ----------

Net income                                             $    5,124     $    2,676
                                                       ==========     ==========

Basic earnings per common share                        $      .51     $      .28
                                                       ==========     ==========

Diluted earnings per common share                      $      .40     $      .25
                                                       ==========     ==========




                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Nine Months Ended
                                                               September 30,
                                                       --------------------------
                                                          2001             2000
                                                       ----------      ----------
                                                               (unaudited)
OPERATING ACTIVITIES
Net income                                             $    5,124      $    2,676
Adjustments to reconcile net income
     to net cash provided by operating
     activities:
          Depreciation and amortization                     1,939           1,720
          Minority interests in earnings
               of subsidiary limited
               partnerships                                 3,942           2,640
          Provision for doubtful accounts                   1,435           1,217
          Loss on disposal of fixed assets                      3              46
          Tax benefit from exercise of
               stock options                                2,520              --
          Deferred taxes                                      315             198
Changes in operating assets and liabilities:
          Increase in patient accounts
               receivable                                  (3,130)         (2,221)
          Decrease (increase) in accounts
               receivable - other                              13            (125)
          Increase in other assets                           (759)            (62)
          Increase in accounts payable
               and accrued expenses                           798           1,000
          Decrease in estimated third-party
               payor (Medicare) settlements                   (61)            (97)
                                                       ----------      ----------
Net cash provided by operating activities                  12,139           6,992
                                                       ----------      ----------




                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               Nine Months Ended
                                                                  September 30,
                                                        -----------------------------
                                                            2001              2000
                                                        -----------       -----------
                                                                 (unaudited)
INVESTING ACTIVITIES
Purchase of fixed assets                                     (2,344)           (2,203)
Purchase of intangibles                                         (30)              (10)
Proceeds on sale of fixed assets                                  4                18
                                                        -----------       -----------
Net cash used in investing
     activities                                              (2,370)           (2,195)
                                                        -----------       -----------
FINANCING ACTIVITIES
Proceeds from notes payable                                      --             2,115
Payment of notes payable                                       (910)              (24)
Repurchase common stock                                          --            (6,275)
Purchase of fractional shares on
     three-for-two stock split                                  (11)               --
Proceeds from investment of
     minority investors in subsidiary
     limited partnerships                                         3                78
Proceeds from exercise of
     stock options                                            1,935                --
Distributions to minority investors
     in subsidiary limited partnerships                      (3,072)           (2,269)
                                                        -----------       -----------
Net cash used in financing
     activities                                              (2,055)           (6,375)
                                                        -----------       -----------
Net increase (decrease) in cash
     and cash equivalents                                     7,714            (1,578)
Cash and cash equivalents -
     beginning of period                                      2,071             4,030
                                                        -----------       -----------
Cash and cash equivalents -
     end of period                                      $     9,785       $     2,452
                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:
     Income taxes                                       $       909       $     1,882
                                                        ===========       ===========
     Interest                                           $       207       $       513
                                                        ===========       ===========


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of September 30, 2001, the Company, through its wholly-owned subsidiaries, generally owned a 1% general partnership interest and a limited partnership interest of 64% in the clinics it operates. For the majority of the clinics, the managing therapist of the clinic owns the remaining limited partnership interest in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the entire year.

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

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------      --------------------------
                                                           2001            2000            2001            2000
                                                        ----------      ----------      ----------      ----------
                                                                   (in thousands, except per share data)
Numerator:
   Net income                                           $    1,825      $    1,067      $    5,124      $    2,676
                                                        ----------      ----------      ----------      ----------
   Numerator for basic
      earnings per share                                $    1,825      $    1,067      $    5,124      $    2,676
   Effect of dilutive
      securities:
      Interest on convertible
      subordinated notes payable                                40             120             125             357
                                                        ----------      ----------      ----------      ----------
   Numerator for diluted earnings
      per share-income available
      to common stockholders after
      assumed conversions                               $    1,865      $    1,187      $    5,249      $    3,033
                                                        ==========      ==========      ==========      ==========
Denominator:
   Denominator for basic
      earnings per share--
      weighted-average shares                               10,270           8,898           9,997           9,534
   Effect of dilutive securities:
      Stock options                                          2,017             759           2,087             360
      Convertible subordinated
         notes payable                                         900           2,316             945           2,316
                                                        ----------      ----------      ----------      ----------
      Dilutive potential common
         shares                                              2,917           3,075           3,032           2,676
                                                        ----------      ----------      ----------      ----------
      Denominator for diluted
         earnings per share--adjusted
         weighted-average shares
         and assumed conversions                            13,187          11,973          13,029          12,210
                                                        ==========      ==========      ==========      ==========
Basic earnings per common share                         $      .18      $      .12      $      .51      $      .28
                                                        ==========      ==========      ==========      ==========
Diluted earnings per common share                       $      .14      $      .10      $      .40      $      .25
                                                        ==========      ==========      ==========      ==========

3.  INCOME TAXES

Significant components of the provision for income taxes were as follows:

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
                                         ---------------------------      ---------------------------
                                            2001             2000             2001            2000
                                         ----------       ----------      ----------       ----------
                                                               (in thousands)
Current:
      Federal                            $    1,272       $      551      $    3,006       $    1,615
      State                                     183              113             516              304
                                         ----------       ----------      ----------       ----------
Total current                                 1,455              664           3,522            1,919
                                         ----------       ----------      ----------       ----------
Deferred:
      Federal                                  (315)              10            (315)            (198)
      State                                      --               --              --               --
                                         ----------       ----------      ----------       ----------
      Total deferred                           (315)              10            (315)            (198)
                                         ----------       ----------      ----------       ----------
Total income tax provision               $    1,140       $      674      $    3,207       $    1,721
                                         ==========       ==========      ==========       ==========

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

6.  NON-CASH TRANSACTION

On September 30, 2001, the Company purchased the 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2,111,000. At closing the Company delivered 95,000 shares of restricted stock vesting over five years and a note payable for $630,000 which was paid in October.

Additional consideration of up to $525,000 may be paid over five years subject to maintenance of future earnings and up to an additional $900,000 may be paid at the end of five years based upon earnings growth. Acquisition of the minority interest had no impact on income for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 2001, the Company operated 157 outpatient physical and occupational therapy clinics in 31 states. The average age of the 157 clinics in operation at September 30, 2001 was 4.02 years.

In addition to the facilities in which the Company has ownership, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of September 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NET PATIENT REVENUES

Net patient revenues increased to $19,943,000 for the three months ended September 30, 2001 ("2001 Third Quarter") from $15,455,000 for the three months ended September 30, 2000 ("2000 Third Quarter"), an increase of $4,488,000, or 29%. Total patient visits increased 44,000, or 25%, to 221,000 for the 2001 Third Quarter from 177,000 for the 2000 Third Quarter. Net patient revenues from the 30 clinics developed since the 2000 Third Quarter (the "New Clinics") accounted for approximately 32% of the increase, or $1,422,000. The remaining increase of $3,066,000 in net patient revenues was from the 127 clinics opened before the 2000 Third Quarter (the "Mature Clinics"). Of the $3,066,000 increase in net patient revenues from the Mature Clinics, $2,340,000 was due to a 15% increase in the number of patient visits, while $726,000 was due to a 4.1% increase in the average net revenue per visit.

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

MANAGEMENT CONTRACT REVENUES

Management contract revenues decreased $34,000, or 5%, to $586,000 for the 2001 Third Quarter from $620,000 for the 2000 Third Quarter. This decrease was primarily due to the termination of a third-party management contract in February 2001.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 68% for the 2001 Third Quarter from 71% for the 2000 Third Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $9,046,000 for the 2001 Third Quarter from $7,287,000 for the 2000 Third Quarter, an increase of $1,759,000, or 24%. Approximately 49% of the increase, or $858,000, was due to the New Clinics. The remaining 51% increase, or $901,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 44% for the 2001 Third Quarter from 45% for the 2000 Third Quarter.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $4,394,000 for the 2001 Third Quarter from $3,770,000 for the 2000 Third Quarter, an increase of $624,000, or 17%. Approximately 86% of the increase, or $540,000, was due to the New Clinics, while 14%, or $84,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics was primarily due to increased rent expense. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 21% for the 2001 Third Quarter from 23% for the 2000 Third Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $484,000 for the 2001 Third Quarter from $425,000 for the 2000 Third Quarter, an increase of $59,000, or 14%. Approximately 67% of the increase, or $39,000, was due to the New Clinics. The remaining 33% increase, or $20,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.4% for the 2001 Third Quarter from 2.7% for the 2000 Third Quarter.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $2,323,000 for the 2001 Third Quarter from $1,802,000 for the 2000 Third Quarter, an increase of $521,000, or 29%. Corporate office costs increased primarily as a result of increased legal fees, travel, recruiting fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of net patient revenues and management contract revenues combined remained unchanged at 11% for the 2001 and 2000 Third Quarters.

INTEREST EXPENSE

Interest expense decreased $145,000, or 70%, to $62,000 for the 2001 Third Quarter from $207,000 for the 2000 Third Quarter. This decrease in interest was primarily due to the conversion of $850,000 and $4,200,000 of convertible subordinated debt into shares of Company common stock in 2000 and 2001, respectively. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $411,000, or 46%, to $1,308,000 for the 2001 Third Quarter from $897,000 for the
2000 Third Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,140,000 for the 2001 Third Quarter from $674,000 for the 2000 Third Quarter, an increase of $466,000, or 69%. During the 2001 and 2000 Third Quarters, the Company accrued income taxes at effective tax rates of 38% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

NET PATIENT REVENUES

Net patient revenues increased to $57,531,000 for the nine months ended September 30, 2001 ("2001 Nine Months") from $44,807,000 for the nine months ended September 30, 2000 ("2000 Nine Months"), an increase of $12,724,000, or 28%. Total patient visits increased 125,000, or 24%, to 640,000 for the 2001 Nine Months from 515,000 for the 2000 Nine Months. Net patient revenues from the 30 clinics developed since the 2000 Nine Months (the "New Clinics") accounted for approximately 25% of the increase, or $3,184,000. The remaining increase of $9,540,000 in net patient revenues comes from those 127 clinics opened before the 2000 Nine Months (the "Mature Clinics"). Of the $9,540,000 increase in net patient revenues from the Mature Clinics, $7,611,000 was due to a 17% increase in the number of patient visits, while $1,929,000 was due to a 4% increase in the average net revenue per visit.

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

MANAGEMENT CONTRACT REVENUES

Management contract revenues decreased $91,000, or 5%, to $1,728,000 for the 2001 Nine Months from $1,819,000 for the 2000 Nine Months. This decrease was primarily due to the termination of a third-party management contract in February 2001.

OTHER REVENUES

Other revenues, consisting of interest and real estate commission income, decreased $31,000, or 21%, to $119,000 for the 2001 Nine Months from $150,000 for the 2000 Nine Months. This decrease was due to a decrease in interest income as a result of both lower average amounts of cash and cash equivalents available for investment and lower interest rates earned on invested cash for the 2001 Nine Months compared to the 2000 Nine Months, offset, in part, by a $37,000 increase in real estate commission income to $46,000 for the 2001 Nine Months from $9,000 for the 2000 Nine Months.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net patient revenues and management contract revenues combined decreased to 68% for the 2001 Nine Months from 72% for the 2000 Nine Months.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $25,966,000 for the 2001 Nine Months from $21,067,000 for the 2000 Nine Months, an increase of $4,899,000, or 23%. Approximately 33% of the increase, or $1,634,000, was due to the New Clinics. The remaining 67% increase, or $3,265,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net patient revenues and management contract revenues combined decreased to 44% for the 2001 Nine Months from 45% for the 2000 Nine Months.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $12,856,000 for the 2001 Nine Months from $11,176,000 for the 2000 Nine Months, an increase of $1,680,000, or 15%. Approximately 71% of the increase, or $1,189,000, was due to the New Clinics, while 29%, or $491,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related primarily to an increase in rent expense during the 2001 Nine Months. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined declined to 22% for the 2001 Nine Months from 24% for the 2000 Nine Months.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased to $1,435,000 for the 2001 Nine Months from $1,217,000 for the 2000 Nine Months, an increase of $218,000, or 18%. Approximately 32% of the increase, or $70,000, was due to the New Clinics. The remaining 68% increase, or $148,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.5% for the 2001 Nine Months from 2.7% for the 2000 Nine Months.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $6,642,000 for the 2001 Nine Months from $5,710,000 for the 2000 Nine Months, an increase of $932,000, or 16%. Corporate office costs increased primarily as a result of increased travel, recruiting fees, legal and professional fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of net patient revenues and management contract revenues combined decreased to 11% for the 2001 Nine Months from 12% for the 2000 Nine Months.

INTEREST EXPENSE

Interest expense decreased $363,000, or 64%, to $206,000 for the 2001 Nine Months from $569,000 for the 2000 Nine Months. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $1,302,000, or 49%, to $3,942,000 for the 2001 Nine Months from $2,640,000 for the 2000 Nine Months due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $3,207,000 for the 2001 Nine Months from $1,721,000 for the 2000 Nine Months, an increase of $1,486,000, or 86%. During the 2001 and 2000 Nine Months, the Company accrued income taxes at effective tax rates of 38% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $9,785,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at September 30, 2001 was $6,224,000 in money market funds invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash and cash equivalents of $7,714,000 from December 31, 2000 to September 30, 2001 was due primarily to cash provided by operating activities of $9,619,000 and proceeds and tax benefits from the exercise of stock options of $4,455,000, offset, in part, by the payment of notes payable of $910,000, capital expenditures for physical therapy equipment and leasehold improvements in the amount of $2,344,000, distributions of $3,072,000 to minority investors in subsidiary limited partnerships and the purchase of intangibles of $30,000.

The Company's current ratio increased to 6.12 to 1.00 at September 30, 2001 from
4.14 to 1.00 at December 31, 2000. The increase in the current ratio was due primarily to the increase in cash and cash equivalents, an increase in net patient revenues, which, in turn, caused an increase in patient accounts receivable and a decrease in accounts payable - trade, estimated third-party payor (Medicare) settlements and notes payable.

At September 30, 2001, the Company had a debt-to-equity ratio of 0.15 to 1.00 compared to 0.85 to 1.00 at December 31, 2000. The decrease in the debt-to-equity ratio from December 31, 2000 to September 30, 2001 resulted from net income of $5,124,000, the conversion of $4,200,000 subordinated notes payable into common stock and the proceeds and tax benefits from the exercise of stock options of $4,455,000.

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

RECENTLY PROMULGATED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method. The Company does not expect the adoption of SFAS 141 to have a material impact on its business because it currently has no planned or pending acquisitions.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on our financial condition or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not expect SFAS 144 to have a significant impact on our financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of September 30, 2001, the Company had 157 clinics in operation, 22 of which opened in the 2001 Nine Months. The Company's goal for 2001 is to open between 30 and 35 clinics. The opening of these clinics is subject to, among other things, the Company's ability to identify suitable geographic locations and physical therapy clinic partners. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 2000 Third Quarter are expected to favorably impact the Company's results of operations for 2001 and beyond.

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

In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balances of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of September 30, 2001, the Company had outstanding $3,000,000 of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (the "Series C Notes"). The Series C Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the holders thereof into common stock of the Company at any time during the term of the Series C Notes. The conversion price is $3.33 per share, subject to adjustment as provided in the Notes. Based upon the closing price of the Company's common stock on November 9, 2001 of $15.50, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $13,950,000.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      LIST OF EXHIBITS


10.1 Partnership Interest Purchase Agreement between the Company and John Cascardo.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. PHYSICAL THERAPY, INC.




Date: November 14, 2001                 By:  /s/ J. MICHAEL MULLIN
     -------------------                     ----------------------------------
                                                      J. Michael Mullin
                                                   Chief Financial Officer
                                                  (duly authorized officer
                                                   and principal financial
                                                            officer)