Form 10-K
period 2001-12-31
U S PHYSICAL THERAPY INC /NV
filed 2002-04-01
CIK 885978

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $105,009,790

     As of March 22, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 10,946,594
                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Definitive Proxy Statement for the 2002 Annual       PART III
  Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. Such statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates," "believes," "estimates," "intends," "expects," "plans," "should" , "appear" and "goal" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things:

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

     Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the "SEC" ) for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report. The Company undertakes no obligation to update any forward-looking statement, whether as the result of actual results, changes in assumptions, new information, future events, or otherwise.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     U.S. Physical Therapy, Inc. (the "Company") operates outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2001, the Company operated 162 outpatient physical and occupational therapy clinics in 31 states. The average age of the 162 clinics in operation at December 31, 2001 was 4.08 years. Since the inception of the Company, 176 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has sold one clinic, closed 14 facilities due to clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and sold certain fixed assets at two of the Company's clinics, which facilities it then closed. The Company added 30 new clinics in 2001. Management's goal for 2002 is to open between 35 and 40 clinics.

     The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. Each clinic's staff typically includes one or more physical and/or occupational therapists and office personnel, and may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. The clinics perform a tailored and comprehensive evaluation of each patient which is followed by a treatment plan specific to the injury. The treatment plan may include the use of modalities and procedures such as ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases. The Company's strategy is to develop and acquire outpatient clinics on a national basis.

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

     In addition to the Company's partnership program, it also manages physical therapy facilities for third parties, including physicians. Six of such third-party facilities were under the Company's management as of December 31, 2001.

     In March 2000, the Company decided to discontinue its surgery center initiative which originally began in 1999. Costs incurred related to the surgery center initiative, including severance benefits for terminated employees, totaled $369,000 and $384,000 for the years ended December 31, 2000 and 1999, respectively.

     On January 5, 2001, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000. On June 28, 2001, the Company effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001. Fractional shares resulting from the three-for-two stock split were paid to shareholders in cash. All share and per share amounts contained herein have been adjusted to reflect the effect of the stock splits.

     The Company was formed in June 1990 and operated as a Subchapter S corporation until August 1991 when it reorganized into a limited partnership. In May 1992, in connection with the Company's initial public offering, the Company was reorganized into its present form as a Nevada corporation with operating subsidiaries organized in the form of limited partnerships.

     In a June 1993 private placement, the Company issued $3,050,000 of 8% Convertible Subordinated Notes due June 30, 2003 (the "Initial Series Notes"). In a May 1994 private placement, the Company issued $2,000,000 of 8% Convertible Subordinated Notes, Series B due June 30, 2004 (the "Series B Notes") and $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes," and collectively, the Initial Series Notes, the Series B Notes and the Series C Notes are hereinafter referred to as the "Convertible Subordinated Notes").

     The Convertible Subordinated Notes are convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the notes so converted by $3.33 (in the case of the Initial Series Notes and the Series C Notes) or $4.00 (in the case of the Series B Notes), subject to adjustment under certain circumstances.

     During 2000, $850,000 of the Convertible Subordinated Notes were converted by the note holders into 217,497 shares of common stock, resulting in a balance of $7,200,000 in Convertible Subordinated Notes at December 31, 2000. In January 2001, an additional $650,000 was converted by a note holder into 195,000 shares of common stock and the Company exercised its right under the Initial Series Notes and the Series B Notes to require conversion of the remaining $3,550,000 into 1,002,498 shares of common stock.

     Unless the context otherwise requires, references in this Form 10-K to the Company include the Company and all its subsidiaries. The Company's principal executive offices are located at 3040 Post Oak Blvd., Suite 222, Houston, Texas 77056, and its telephone number is (713) 297-7000.

THE COMPANY'S CLINICS

     In general, the managing physical and/or occupational therapist of each clinic owns a partnership interest in the clinic he or she operates. For the majority of the clinics, this is accomplished by structuring the clinic as a separate limited partnership (the "Clinic Partnerships"). As of December 31, 2001, the Company, through wholly-owned subsidiaries, owned a 1% general partnership interest, with the exception of one clinic in which the Company owned a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it operates (with respect to 80% of the Company's clinics, the Company owned a limited partnership interest of 64% as of December 31, 2001). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, Clinic Partnerships may consist of one or more clinic locations.

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

     In addition, typically each therapist partner enters into an employment agreement with the Company providing for a covenant not to compete during his or her employment with the Company plus one to two years thereafter. The terms of the employment agreements range from one to five years. Pursuant to each employment agreement, the therapist partner receives a base salary and a bonus based on the net revenues or operating profit generated by his or her Clinic Partnership. Each employment agreement provides that the therapist partner can be required to sell his or her partnership interest in the Clinic Partnership for the amount of his or her capital account upon termination of employment with the Clinic Partnership before the expiration of the initial term of employment. The employment agreements contain no provisions requiring the purchase by the Company of the therapist partner's interest in the Clinic Partnership in the event of death or disability, or after the initial term of employment.

     Each clinic maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, third-party payor contracts and centralized management controls. Pursuant to a management agreement, U.S. PT Management, Ltd. ("USPTM"), a Texas limited partnership whose general and limited partnership interests are held by the Company, provides a variety of services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and procedures and training of office support personnel, operational direction, ongoing accounting services and marketing support.

     The Company's typical clinic occupies approximately 1,500 to 3,000 square feet of space under a lease in an office building or shopping center. The Company seeks to obtain leases for its clinics at ground level (although it may not always be successful in obtaining such leases) in order to make access to its clinics as easy as possible for patients. The Company also attempts to make the decor in its clinics less institutional and more aesthetically pleasing than hospital clinics. The typical staff needed to operate a clinic in its initial stages is a licensed physical and/or occupational therapist and an office manager. Staffing may also include physical and/or occupational therapy assistants, aides, exercise physiologists and athletic trainers. As patient visits grow, the staffing may be increased to include two or more additional licensed physical and/or occupational therapists and one or two additional office personnel. All therapy services provided are performed under the direct supervision of a licensed physical and/or occupational therapist.

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

     Economic Benefits of Physical and Occupational Therapy
Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, are seeking ways to save on traditional healthcare services. Management believes physical and occupational therapy services are cost-effective by helping to prevent short-term disabilities from becoming chronic conditions and by speeding the recovery from surgery and musculoskeletal injuries.

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

     Approximately 20% of the Company's patient visits are from patients with Medicare insurance coverage. In order to receive Medicare reimbursement, a rehabilitation agency or the individual therapist must meet the applicable conditions of participation set forth by HHS relating to the type of facility, its equipment, record keeping, personnel and standards of medical care, as well as compliance with all state and local laws. Clinics are subject to periodic inspections or surveys to determine compliance. As of December 31, 2001, 130 of the Company's clinics have been certified as rehabilitation agencies by Medicare and 20 additional clinics not certified as rehabilitation agencies have individual therapists certified by Medicare to provide services as physical therapists in private practice. Management anticipates that, in the future, newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will be successful in becoming certified as Medicare providers.

     Prior to 1999, Medicare reimbursement for outpatient physical and occupational therapy services furnished by a Medicare-certified rehabilitation agency was based on a cost reimbursement methodology. The Company was reimbursed at a tentative rate with final settlement determined after submission of an annual cost report by the Company and audits thereof by the Medicare fiscal intermediary. Effective in 1999, the Balanced Budget Act of 1997 ("BBA") provides that reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other provisions, extended the moratorium for one year through December 31, 2002. Should the $1,500 reimbursement limit become effective in 2003, the Company does not anticipate that the change will have a material impact on revenues in 2003.

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

     Additionally, HIPAA mandates the adoption of certain standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information. HIPAA's security and privacy final regulations were released on December 28, 2000 and became effective April 14, 2001. The Company must fully comply with the final regulations by April 14, 2003. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

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

COMPETITION

     The healthcare industry generally and the physical and occupational therapy businesses in particular are highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The competitive factors in the physical and occupational therapy businesses include, without limitation, quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. The Company's clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, private therapy clinics and chiropractors.

     The Company believes that its main sources of competition are acute care hospital outpatient therapy clinics and private therapy clinic organizations that provide therapy services. The Company will face further competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately-owned therapy practices.

     Management believes that providing key therapists in a community or neighborhood with an opportunity to participate in clinic ownership is a competitive advantage because it helps to ensure commitment by local management to the success of the clinic and minimizes turnover of managing therapists.

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

EMPLOYEES

     At December 31, 2001, the Company employed 1,122 total employees, of which 675 were full-time employees. At that date, none of the Company's employees were subject to collective bargaining agreements or were members of unions. Management considers the relations between the Company and its employees to be good.

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

INSURANCE

     The Company maintains professional liability coverage on professionals employed in each of its clinics, in addition to general liability insurance and coverage for the customary risks inherent in the operation of healthcare facilities and businesses in general. Management believes insurance policies in force are adequate in amount and coverage for its current operations.

ITEM 2. PROPERTIES.

     The Company presently leases, under noncancellable operating leases with terms ranging from one to five years, all of the properties used for its clinics with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, for which the Company owns. The Company also owns a building in Clovis, New Mexico, which it intends to sell or lease, related to a clinic that has been closed. The Company intends, where feasible, to lease the premises in which new clinics will be located. The Company's typical clinic occupies 1,500 to 3,000 square feet of space.

     The Company also leases, under a noncancellable operating lease expiring in July 2003, its executive offices located in Houston, Texas. The executive offices currently occupy approximately 23,000 square feet of space (including allocations for common areas).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE QUOTATIONS

     The Company's common stock trades on the Nasdaq Stock Market, Inc. ("Nasdaq") National Market under the symbol "USPH." The range of Nasdaq reported trading prices for each quarterly period, as set forth below, reflect the two-for-one stock split effected in the form of a 100% stock dividend, payable on January 5, 2001, to holders of record as of December 27, 2000 and the three-for-two stock split effected in the form of a 50% stock dividend, payable on June 28, 2001, to holders of record as of June 7, 2001. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               2001                 2000
                                        ------------------    ----------------
QUARTER                                  HIGH        LOW       HIGH      LOW
-------                                 -------    -------    ------    ------
First.................................  $15.250    $ 7.042    $3.323    $2.750
Second................................   21.367      8.583     3.583     2.917
Third.................................   19.750     11.210     5.250     3.458
Fourth................................   20.470     13.850     8.458     4.583

RECORD HOLDERS

     As of March 26, 2002, there were 40 holders of record of the Company's outstanding common stock.

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

     On June 28, 2001, the Company effected a three-for-two stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001. Fractional shares resulting from the three-for-two stock split were paid to shareholders in cash.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 30, 2001, the Company purchased the 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2,111,000. The Company issued 95,000 shares of common stock and a note payable of $630,000. The securities were issued in reliance on the exemption from registration set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     On December 31, 2001, the Company purchased the 35% minority interest in a limited partnership which owns four clinics in Michigan for consideration aggregating $1,511,000. The Company issued 67,100 shares of common stock and a note payable of $435,000. The securities were issued in reliance on the exemption from registration set forth in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues(1)..........................  $80,948    $63,222    $51,368    $44,837    $38,807
Income before income taxes...............  $11,503    $ 6,138    $ 3,962    $ 2,704    $ 2,481
Net income(2)............................  $ 7,071    $ 3,735    $ 2,394    $ 1,596    $ 2,426
Earnings per common share:
  Basic(3)...............................  $  0.70    $  0.40    $  0.23    $  0.15    $  0.23
  Diluted(3).............................  $  0.55    $  0.34    $  0.23    $  0.14    $  0.22
Total assets(1)..........................  $36,220    $22,970    $23,346    $24,362    $22,548
Long-term debt, less current portion.....  $ 3,021    $ 7,226    $ 8,087    $ 8,126    $ 8,239
Working capital(1).......................  $19,130    $10,420    $12,493    $12,832    $11,204
Current ratio(1).........................     6.83       4.14       6.79       5.45       5.07
Total long-term debt to total
  capitalization.........................     0.12       0.46       0.43       0.41       0.45

---------------
(1) Certain amounts for 1999 and 1998 have been reclassified to conform to the presentation used for 2001 and 2000. The reclassifications had no effect on net income.

(2) Prior to 1998, net operating loss carryforwards were utilized to offset any federal income tax liability.

(3) All per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend, payable on January 5, 2001 to holders of record as of December 27, 2000 and the three-for-two stock split effected in the form of a 50% stock dividend payable on June 28, 2001 to holders of record as of June 7, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2001, the Company operated 162 outpatient physical and/or occupational therapy clinics in 31 states. The average age of the 162 clinics in operation at December 31, 2001 was 4.08 years. Since the inception of the Company, 176 clinics have been developed and six clinics have been acquired by the Company. To date, the Company has sold one clinic, closed 14 facilities due to negative clinic performance, consolidated the operations of three of its clinics with other existing clinics to more efficiently serve various geographic markets and closed two of the Company's clinics after selling certain fixed assets at such facilities. During 1999, three clinics were closed with no loss being recognized related to these closures. These three clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 1999 of $263,000 and $333,000, respectively. Two clinics were closed in 2000 with no loss being recognized. These two clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 2000 of $97,000 and 221,000, respectively, for the year ended December 31, 1999 of $222,000 and $328,000, respectively. During 2001, six clinics were closed with no loss being recognized. These six clinics combined accounted for net patient revenues and clinic operating costs for the year ended December 31, 2001 of $393,000 and $513,000, respectively, for the year ended December 31, 2000 of $738,000 and $606,000, respectively, and for the year ended December 31, 1999 of $353,000 and $219,000, respectively.

     The Company also sold one clinic during 2001. This clinic accounted for net patient revenues and clinic operating costs for the year ended December 31, 2001 of $122,000 and $148,000, respectively, for the year ended December 31, 2000 of $162,000 and $172,000, respectively, and for the year ended December 31, 1999 of $167,000 and $177,000, respectively.

     In addition to the Company's owned clinics, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that have a significant impact on the results of operations and financial position of the Company involving significant estimates requiring judgment by Management. The Company's critical accounting policies are:

          Revenue Recognition. The Company bills primarily third-party payors for services at standard rates. Actual payments received from the payors vary based upon the payor's fee schedules, contracts the Company may have signed with the payor or limits on usual and customary charges. Based upon historical payment data, the Company records a contractual allowance to reduce gross revenues to the estimated net realizable amount expected to be ultimately collected from payors. The accuracy of revenue recognition improves with the timeliness of collections.

          Allowance for Doubtful Accounts. The Company reviews account agings and experience with particular payors at each clinic in determining an appropriate accrual for doubtful accounts. Historically, clinics that have large numbers of older accounts generally have less favorable collection experience, and thus, require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against the bad debt allowance.

          Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate its federal income tax liability and income taxes in the states in which it operates, as well as assessing temporary differences resulting from differing treatment of items, such as bad debt expense and amortization of leasehold improvements, for tax and accounting purposes. The differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management then must assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not, establish a valuation allowance.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

  Net Patient Revenues

     Net patient revenues increased to $78,450,000 for 2001 from $60,667,000 for 2000, an increase of $17,783,000, or 29%, on a 25% increase in patient visits to 871,000. Net patient revenues from the 30 clinics opened during 2001 (the "2001 New Clinics") accounted for 21% of the increase, or $3,703,000. The remaining increase of $14,080,000 in net patient revenues is attributable to the 132 clinics opened before 2001 (the "Mature Clinics"). Of the $14,080,000 increase in net patient revenues from the Mature Clinics, $11,444,000 was due to a 19% increase in the number of patient visits to 829,000, while $2,636,000 was due to a 4% increase in the average net revenue per visit to $90.19.

     Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, which are evaluated quarterly by management, for contractual and other adjustments relating to patient discounts from certain payors. Reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services, and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 which, among other provisions, extended the moratorium for one year through December 31, 2002. The Company does not generally treat long-term complicated rehabilitation cases; therefore, should the $1,500 reimbursement limit become effective in 2003, the Company does not anticipate a material impact on revenues in 2003.

  Management Contract Revenues

     Management contract revenues decreased to $2,311,000 for 2001 from $2,369,000 for 2000, a decrease of $58,000, or 2%. This decrease was primarily due to the termination at the end of the contract of a third-party management contract with a hospital in February 2001. Currently, the Company is not expecting significant expansion of the management contracting business.

  Clinic Operating Costs

     Clinic operating costs as a percent of combined net patient revenues and management contract revenues decreased to 68% in 2001 from 72% in 2000.

  Clinic Operating Costs -- Salaries and Related Costs

     Salaries and related costs increased to $35,351,000 for 2001 from $28,683,000 for 2000, an increase of $6,668,000, or 23%. Approximately 26% of the increase, or $1,715,000, was due to the 2001 New Clinics. The remaining 74% increase, or $4,953,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of combined net patient revenues and management contract revenues decreased to 44% in 2001 from 46% in 2000.

  Clinic Operating Costs -- Rent, Clinic Supplies and Other

     Rent, clinic supplies and other increased to $17,599,000 for 2001 from $14,952,000 for 2000, an increase of $2,647,000, or 18%. Approximately 49% of the increase, or $1,310,000, was due to the 2001 New Clinics, while 51%, or $1,337,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics was primarily due to the fact that for the 28 clinics opened during 2000, 32% opened in the fourth quarter. Accordingly, 2001 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined decreased to 22% for 2001 from 24% for 2000.

  Clinic Operating Costs -- Provision for Doubtful Accounts

     The provision for doubtful accounts increased to $1,930,000 for 2001 from $1,596,000 for 2000, an increase of 21%, or $334,000. Approximately 24% of the increase, or $81,000, was due to the 2001 New Clinics. The remaining 76% increase, or $253,000, was due to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues was 2.5% for 2001 compared to 2.6% for 2000.

  Corporate Office Costs

     Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees increased to $9,120,000 for 2001 from $7,607,000 for 2000, an increase of $1,513,000, or 20%. Corporate office costs increased primarily as a result of increased legal fees, travel, recruiting fees and salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of combined net patient revenues and management contract revenues decreased to 11% in 2001 from 12% in 2000. Corporate office expense in 2000 included $369,000 related to the Company's discontinued surgery center initiative.

  Interest Expense

     Interest expense decreased $514,000, or 66%, to $266,000 for 2001 from $780,000 for 2000. This decrease was primarily due to the conversion of $850,000 and $4,200,000 of convertible subordinated debt into shares of Company common stock in the last quarter of 2000 and the first quarter of 2001, respectively. See "Factors Affecting Future Results -- Convertible Subordinated Debt."

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships increased $1,713,000, or 49%, to $5,179,000 for 2001 from $3,466,000 for 2000 due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income.

  Provision for Income Taxes

     The provision for income taxes increased to $4,432,000 for 2001 from $2,403,000 for 2000, an increase of $2,029,000, or 84%. During 2001 and 2000, the Company accrued income taxes at an effective tax rate of 39%. The 2001 and 2000 rate exceeded the U.S. statutory tax rate of 35% due primarily to state income taxes.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

  Net Patient Revenues

     Net patient revenues increased to $60,667,000 for 2000 from $49,056,000 for 1999, an increase of $11,611,000, or 24%, on a 23% increase in patient visits to 697,000. Net patient revenues from the 28 clinics opened during 2000 (the "2000 New Clinics") accounted for 27% of the increase, or $3,144,000. The remaining increase of $8,467,000 in net patient revenues is attributable to the 111 clinics opened before 2000 (the "Mature Clinics"). Of the $8,467,000 increase in net patient revenues from the Mature Clinics, $8,215,000 was due to a 17% increase in the number of patient visits to 661,000, while $252,000 was due to a $0.36 increase in the average net revenue per visit to $87.03.

     See the discussion on accounting for and regulatory initiatives related to patient billing under the heading "Fiscal Year 2001 Compared to Fiscal Year 2000 -- Net Patient Revenues."

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

  Other Revenues

     Other revenues, consisting of interest, sublease and real estate commission income, decreased to $186,000 for 2000 from $200,000 for 1999, a decrease of $14,000, or 7%. The decrease was primarily due to a sublease agreement that was terminated in 1999, offset in part by an increase in real estate commission income.

  Clinic Operating Costs

     Clinic operating costs as a percent of combined net patient revenues and management contract revenues decreased to 72% for 2000 from 74% for 1999.

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

  Clinic Operating Costs -- Rent, Clinic Supplies and Other

     Rent, clinic supplies and other increased to $14,952,000 for 2000 from $12,455,000 for 1999, an increase of $2,497,000, or 20%. Approximately 57% of the increase, or $1,415,000, was due to the 2000 New Clinics, while 43%, or $1,082,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related to the fact that of the 17 clinics opened during 1999, 59% were opened during the second half of the year. Accordingly, 2000 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net patient revenues and management contract revenues combined remained unchanged at 24% for 2000 and 1999.

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

  Corporate Office Costs

     Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees increased to $7,607,000 for 2000 from $6,487,000 for 1999, an increase of $1,120,000, or 17%. Corporate office costs increased primarily as a result of increased travel, recruiting fees, marketing expenses and salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs for 2000 and 1999 included $369,000 and $384,000, respectively, related to the discontinued surgery center initiative. Excluding expenses related to the surgery centers, corporate office costs as a percent of net patient revenues and management contract revenues combined decreased to 11% for 2000 from 12% for 1999.

  Interest Expense

     Interest expense increased $53,000, or 7%, to $780,000 for 2000 from $727,000 for 1999. This increase in interest was due to $2,115,000 borrowed by the Company to help finance the repurchase of 1,695,000 shares of its common stock. In November 2000, the Company repaid $1,215,000 of this loan, leaving a balance of $900,000 at December 31, 2000. The loan bore interest at a rate per annum of prime plus one-half percentage point and the balance was repaid in March 2001. See "Liquidity and Capital Resources."

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

  Liquidity and Capital Resources

     At December 31, 2001, the Company had $8,121,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at December 31, 2001 was $4,525,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

     The increase in cash of $6,050,000 from December 31, 2000 to December 31, 2001 is due primarily to cash provided by operating activities of $15,172,000 and proceeds from the exercise of stock options of $2,279,000, offset in part by the Company's use of cash to repurchase 135,000 shares of common stock for $1,943,000, pay notes payable of $1,542,000, fund capital expenditures for physical therapy equipment and leasehold improvements in the amount of $3,344,000, distribute $4,530,000 to minority investors in subsidiary limited partnerships and to purchase intangibles of $53,000.

     The Company's current ratio increased to 6.83 to 1.00 at December 31, 2001 from 4.14 to 1.00 at December 31, 2000. The increase in the current ratio was due primarily to an increase in cash and cash equivalents and an increase in net patient revenues, which in turn caused an increase in patient accounts receivable.

     At December 31, 2001, the Company had a debt-to-equity ratio of 0.14 to
1.00 compared to 0.85 to 1.00 at December 31, 2000. The decrease in the debt-to-equity ratio from December 31, 2000 to December 31, 2001 resulted from net income of $7,071,000, the conversion of $4,200,000 subordinated notes payable into common stock, the issuance of 162,100 shares of common stock valued at $2,557,000 associated with the purchase of the 35% minority interest in thirteen Michigan clinics and the proceeds of and tax benefit from the exercise of stock options of $2,279,000 and $3,134,000, respectively.

     In August 2000, the Company completed the repurchase of 1,695,000 shares for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a bank loan in the amount of $2,115,000 to fund the purchase of the stock.

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

     In September 2001, the Board of Directors authorized the purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of the Company's common stock. Any shares purchased will be held as treasury shares and may be used for such valid corporate purposes or retired as the Board of Directors, in its discretion, may deem advisable. As of December 31, 2001, the Company had purchased 135,000 shares of its common stock on the open market for a total of $1,943,000.

     The Company does not have credit lines or other arrangements for funding with banks or other institutions. Historically, the Company has generated cash from operations sufficient to fund its development activities and cover operational needs. The Company does not generally acquire new clinics through acquisitions of existing clinics, but develops clinics in a de novo fashion, which management believes generally requires substantially less capital. The Company currently plans to continue adding new clinics on a de novo basis, although this strategy may change from time to time as appropriate opportunities become available. The Company has from time to time purchased minority interests of limited partners in clinic partnerships, including the minority interests purchased in the thirteen Michigan clinics referred to above. In selective cases, the Company may purchase additional minority interests in the future. Generally, any material purchases of minority interests are expected to be accomplished using a combination of common stock and cash.

     Management believes that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet its current operating needs, development plans and any purchases of minority interests through at least 2002.

RECENTLY PROMULGATED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's business because it had no planned or pending acquisitions that would have met the requirements for use of the pooling of interests method.

     Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") which is effective for the Company beginning in 2002 except for certain provisions that were effective July 1, 2001. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. At December 31, 2001, the Company had approximately $4,519,000 of unamortized goodwill. Amortization expense related to goodwill was $44,000, $61,000 and $61,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not believe the adoption of SFAS 142 will have a material impact on its financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a significant impact on the Company's financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect SFAS 144 to have a significant impact on the Company's financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

  Clinic Development

     As of December 31, 2001, the Company had 162 clinics in operation, 30 of which opened in 2001. Management's goal for 2002 is to open between 35 and 40 additional clinics. The opening of these clinics is subject to the Company's ability to identify suitable geographic locations and physical and occupational therapists to manage the clinics. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical and/or occupational therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient visits and revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened in 2001 should favorably impact the Company's results of operations for 2002 and beyond.

  Convertible Subordinated Debt

     In a June 1993 private placement, the Company issued $3,050,000 of 8% Convertible Subordinated Notes due June 30, 2003 (the "Initial Series Notes"). In a May 1994 private placement, the Company issued $2,000,000 of 8%

Convertible Subordinated Notes, Series B due June 30, 2004 (the "Series B Notes") and $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes" and collectively, the Initial Series Notes, the Series B Notes and the Series C Notes are hereinafter referred to as the "Convertible Subordinated Notes").

     The Convertible Subordinated Notes were convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Only the $3,000,000 Series C Notes remain outstanding.

     During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,497 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000. In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,498 shares of common stock, respectively. The fair value of the debt converted in 2001 and 2000 was approximately $11,161,000 and $1,380,000, respectively, based upon the closing price of the Company's common stock on the day before conversion, as reported by the National Market of NASDAQ.

     The debt conversions increased the Company's shareholders' equity by the carrying amount of the debt converted less unamortized deferred financing costs, thus improving the Company's debt to equity ratio and favorably impacted results of operations and cash flow due to the interest savings in 2001 before income taxes of approximately $400,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2000, the Company had outstanding $2,950,000 aggregate principal of the Initial Series Notes, $1,250,000 aggregate principal of the Series B Notes and $3,000,000 aggregate principal amount of the Series C Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results -- Convertible Subordinated Debt."

     As of December 31, 2001, the Company had outstanding $3,000,000 aggregate principal amount of the Series C Notes.

     Based upon the closing price of the Company's common stock on March 25, 2002 of $17.85, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $16,065,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Convertible Subordinated Debt."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   18
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   19
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   21
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   22
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   23
Notes to Consolidated Financial Statements..................   25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                                          KPMG LLP

Houston, Texas
February 27, 2002

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 8,121    $ 2,071
  Patient accounts receivable, less allowance for doubtful
     accounts of $3,805 and $2,780, respectively............   12,769     10,701
  Accounts receivable -- other..............................      878        452
  Other current assets......................................      646        519
                                                              -------    -------
          Total current assets..............................   22,414     13,743
Fixed assets:
  Furniture and equipment...................................   14,214     12,141
  Leasehold improvements....................................    7,389      6,313
                                                              -------    -------
                                                               21,603     18,454
  Less accumulated depreciation and amortization............   13,798     11,463
                                                              -------    -------
                                                                7,805      6,991
Goodwill, net of amortization of $335 and $291,
  respectively..............................................    4,519        897
Other assets, net of amortization of $501 and $483,
  respectively..............................................    1,482      1,339
                                                              -------    -------
                                                              $36,220    $22,970
                                                              =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $   539    $   434
  Accrued expenses..........................................    1,931      1,622
  Estimated third-party payor (Medicare) settlements........      113        355
  Notes payable.............................................      701        912
                                                              -------    -------
          Total current liabilities.........................    3,284      3,323
Notes payable -- long-term portion..........................       21         26
Convertible subordinated notes payable......................    3,000      7,200
Minority interests in subsidiary limited partnerships.......    3,249      2,858
Commitments and contingencies...............................       --         --
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
     authorized, -0-shares outstanding......................       --         --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 10,688,321 and 8,548,374 shares issued at
     December 31, 2001 and 2000, respectively...............      107         85
  Additional paid-in capital................................   15,429      3,476
  Retained earnings.........................................   13,120      6,049
Treasury stock at cost, 149,700 and 14,700 shares held at
  December 31, 2001 and 2000, respectively..................   (1,990)       (47)
                                                              -------    -------
          Total shareholders' equity........................   26,666      9,563
                                                              -------    -------
                                                              $36,220    $22,970
                                                              =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
Net patient revenues........................................  $78,450    $60,667    $49,056
Management contract revenues................................    2,311      2,369      2,112
Other revenues..............................................      187        186        200
                                                              -------    -------    -------
Net revenues................................................   80,948     63,222     51,368
Clinic operating costs:
  Salaries and related costs................................   35,351     28,683     23,995
  Rent, clinic supplies and other...........................   17,599     14,952     12,455
  Provision for doubtful accounts...........................    1,930      1,596      1,165
                                                              -------    -------    -------
                                                               54,880     45,231     37,615
Corporate office costs......................................    9,120      7,607      6,487
                                                              -------    -------    -------
Operating income before non-operating expenses..............   16,948     10,384      7,266
Interest expense............................................      266        780        727
Minority interests in subsidiary limited partnerships.......    5,179      3,466      2,577
                                                              -------    -------    -------
Income before income taxes..................................   11,503      6,138      3,962
Provision for income taxes..................................    4,432      2,403      1,568
                                                              -------    -------    -------
Net income..................................................  $ 7,071    $ 3,735    $ 2,394
                                                              =======    =======    =======
Basic earnings per common share.............................  $   .70    $   .40    $   .23
                                                              =======    =======    =======
Diluted earnings per common share...........................  $   .55    $   .34    $   .23
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                            ACCUMU-                        TOTAL
                                                COMMON STOCK      ADD'L      LATED      TREASURY STOCK     SHARE-
                                               ---------------   PAID-IN   EARNINGS/   ----------------   HOLDERS'
                                               SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES   AMOUNT     EQUITY
                                               ------   ------   -------   ---------   ------   -------   --------
Balance January 1, 1999......................  10,850    $108    $11,624    $   (80)     (15)   $   (47)  $11,605
Proceeds from exercise of stock options......      60       1        134         --       --         --       135
Repurchase common stock......................  (1,038)    (10)    (3,404)        --       --         --    (3,414)
Net income...................................      --      --         --      2,394       --         --     2,394
                                               ------    ----    -------    -------     ----    -------   -------
Balance December 31, 1999....................   9,872      99      8,354      2,314      (15)       (47)   10,720
Proceeds from exercise of stock options......     154       1        393         --       --         --       394
Tax benefit from exercise of stock options...      --      --        255         --       --         --       255
Repurchase common stock......................  (1,695)    (17)    (6,258)        --       --         --    (6,275)
8% convertible subordinated notes converted
  to common stock............................     217       2        732         --       --         --       734
Net income...................................      --      --         --      3,735       --         --     3,735
                                               ------    ----    -------    -------     ----    -------   -------
Balance December 31, 2000....................   8,548      85      3,476      6,049      (15)       (47)    9,563
Proceeds from exercise of stock options......     780       8      2,271         --       --         --     2,279
Tax benefit from exercise of stock options...      --      --      3,134         --       --         --     3,134
8% convertible subordinated notes converted
  to common stock............................   1,198      12      4,005         --       --         --     4,017
Repurchase treasury stock....................      --      --         --         --     (135)    (1,943)   (1,943)
Common stock issued in purchase of minority
  interests..................................     162       2      2,555         --       --         --     2,557
Purchase of fractional shares on
  three-for-two common stock split...........      --      --        (12)        --       --         --       (12)
Net income...................................      --      --         --      7,071       --         --     7,071
                                               ------    ----    -------    -------     ----    -------   -------
Balance December 31, 2001....................  10,688    $107    $15,429    $13,120     (150)   $(1,990)  $26,666
                                               ======    ====    =======    =======     ====    =======   =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
OPERATING ACTIVITIES
Net income..................................................  $ 7,071    $ 3,735    $ 2,394
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,566      2,331      2,090
  Minority interests in earnings of subsidiary limited
     partnerships...........................................    5,179      3,466      2,577
  Provision for doubtful accounts...........................    1,930      1,596      1,165
  Loss on sale of fixed assets..............................        3         35          9
  Tax benefit from exercise of stock options................    3,134        255         --
  Deferred income taxes.....................................     (351)      (294)      (109)
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...................   (3,998)    (2,692)    (2,265)
  Increase in accounts receivable-other.....................     (426)       (68)      (114)
  Decrease (increase) in other assets.......................     (108)       203         15
  Increase (decrease) in accounts payable and accrued
     expenses...............................................      414        378       (207)
  Decrease in estimated third-party payor (Medicare)
     settlements............................................     (242)       (84)      (505)
                                                              -------    -------    -------
Net cash provided by operating activities...................   15,172      8,861      5,050

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
INVESTING ACTIVITIES
Purchase of fixed assets....................................  $(3,344)   $(2,827)   $(2,097)
Purchase of intangibles.....................................      (53)       (10)       (24)
Proceeds on sale of fixed assets............................       21         35         25
                                                              -------    -------    -------
Net cash used in investing activities.......................   (3,376)    (2,802)    (2,096)
FINANCING ACTIVITIES
Proceeds from notes payable.................................       --      2,115         --
Payment of notes payable....................................   (1,542)    (1,253)       (32)
Repurchase of common stock..................................   (1,943)    (6,275)    (3,414)
Proceeds from investment of minority investors in subsidiary
  limited partnerships......................................        2         81         29
Purchase of fractional shares...............................      (12)        --         --
Proceeds from exercise of stock options.....................    2,279        394        135
Conversion of notes payable into common stock...............       --         (8)        --
Distributions to minority investors in subsidiary limited
  partnerships..............................................   (4,530)    (3,072)    (1,970)
                                                              -------    -------    -------
Net cash used in financing activities.......................   (5,746)    (8,018)    (5,252)
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    6,050     (1,959)    (2,298)
Cash and cash equivalents -- beginning of year..............    2,071      4,030      6,328
                                                              -------    -------    -------
Cash and cash equivalents -- end of year....................  $ 8,121    $ 2,071    $ 4,030
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes..............................................  $ 1,957    $ 2,639    $ 1,763
                                                              =======    =======    =======
  Interest..................................................  $   268    $   709    $   651
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") develops, owns and operates outpatient physical and occupational therapy clinics. As of December 31, 2001, the Company owned and operated 162 clinics in 31 states. The clinics provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

     In addition to the Company's ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of December 31, 2001.

     The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company, through its wholly-owned subsidiaries, currently owns a 1% general partnership interest, with the exception of one clinic in which the Company owns a 6% general partnership interest, and limited partnership interests ranging from 49% to 99% in the clinics it owns and operates (with respect to 80% of the Company's clinics, the Company owned a limited partnership interest of 64%). For the majority of the clinics, the managing therapist of each such clinic, along with other therapists at the clinic in several of the partnerships, own the remaining limited partnership interests in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. In the majority of the partnership agreements the therapist partner begins with a 20% profit interest in his or her clinic limited partnership which increases by 3% at the end of each year until his or her interest reaches 35%. The minority interest in the equity and earnings of the clinic limited partnerships is presented separately in the consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

  Common Stock

     On January 5, 2001, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000.

     On June 28, 2001, the Company effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001.

     All share and per share information included in the accompanying consolidated financial statements and related notes have been adjusted to reflect these stock splits.

  Accounting Change

     Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

     On September 30, 2001, the Company purchased the 35% minority interest in a limited partnership which owns nine clinics in Michigan and on December 31, 2001, the Company purchased the 35% minority interest in a limited partnership which owns four clinics in Michigan (see Note 3).

     SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The SFAS No. 142 provisions adopted

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES require that goodwill and intangible assets with indefinite useful lives acquired in a business combination completed after June 30, 2001 no longer be amortized, but instead be tested for impairment in accordance with pre-SFAS No. 142 accounting literature.

     Goodwill associated with the purchase of minority interests in September and December 2001 totaled $3,622,000. This goodwill has not been amortized and will be tested for impairment upon adoption of certain provisions of SFAS No. 142 that are effective for the Company effective January 1, 2002. If the goodwill associated with the September and December 2001 acquisitions of minority interests had been amortized in accordance with the Company's pre-SFAS No. 142 policy, additional amortization expense for the year ended December 31, 2001 would have been $26,000.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and United States government agency securities. Included in cash and cash equivalents at December 31, 2001 and 2000 was $4,525,000 and $710,000, respectively, in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

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

  Goodwill

     "Old goodwill" is amortized using the straight-line method over twenty years.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Provisions of SFAS 142 that are effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. At December 31, 2001, the Company had approximately $4,519,000 of unamortized goodwill. Amortization expense related to goodwill was $44,000, $61,000 and $61,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not believe the adoption of SFAS 142 will have a material impact on its financial condition or results of operations.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for the Company January 1, 2002. The Company does not expect adoption of SFAS 144 will have a significant impact on its financial condition or results of operations.

  Net Patient Revenues

     Net patient revenues are reported at the estimated net realizable amounts from patients, insurance companies, third-party payors, and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic, and contractual adjustments based on historical experience and the terms of payor contracts. Net accounts receivable includes only those amounts the Company estimates to be collectible.

     Reimbursement for outpatient therapy services provided to Medicare beneficiaries is pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"), and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for Medicare therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other provisions, extended the moratorium for one year through December 31, 2002. The Company does not generally treat long-term complicated rehabilitation cases, therefore, should the $1,500 reimbursement limit become effective in 2003, the Company does not anticipate a material impact on revenues in 2003.

     Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 2001. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

  Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES position at fair value. Adoption of SFAS 133 did not have a material effect on the Company's financial condition or results of operations because the Company historically has not entered into derivative or other financial instruments for trading or speculative purposes nor does it use or intend to use derivative financial instruments or derivative commodity instruments.

  Fair Values

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, and notes payable -- current portion approximate their fair values due to the short-term maturity of these financial instruments. The fair values of the long-term convertible subordinated notes are based on the Company's stock price and the number of shares that would be acquired upon conversion. Based upon the closing price of the Company's common stock on December 31, 2001 of $16.16, the fair value of the convertible subordinated notes was $14,544,000.

  Use of Estimates

     Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts presented in the accompanying consolidated financial statements for 1999 have been reclassified to conform with the presentation used for 2001 and 2000.

  Revenue Recognition

     Revenues are recognized in the period in which services are rendered and are reported at estimated net realizable amounts.

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

3. NON-CASH TRANSACTIONS

  Conversion of Subordinated Notes to Common Stock

     In June 1993, the Company issued $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes (the "Initial Series Notes").

     In May 1994, the Company issued $2,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series B (the "Series B Notes"). The Series B Notes contained a Contingent Interest Enhancement provision which allowed the Series B Note Holders to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's shares for the month of June 1996. In 1996, a total of 212,895 shares of the Company's common stock were issued in connection with the Contingent Interest Enhancement provision. Deferred financing costs, included in "Other Assets" on the balance sheet and being amortized over the life of the Series B Notes, totaling $765,000 were recorded in connection with the issuance of the 212,895 shares.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,497 shares of Company common stock, respectively.

     During 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to convert the remaining balances of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively.

     In conjunction with the conversion of the Series B Notes, the unamortized portion of the deferred financing costs related to the converted notes was taken to additional paid-in capital. Interest expense for 2001, 2000 and 1999 included $-0-, $71,000 and $75,000, respectively, of amortization relating to the deferred financing costs.

  Acquisition of Minority Interests

     On September 30, 2001, the Company purchased the 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2,111,000. At closing, the Company delivered 95,000 shares of restricted stock and a note payable for $630,000 which was paid in October 2001. This non-cash investing and financing transaction has been excluded from the consolidated statements of cash flows.

     On December 31, 2001, the Company purchased the 35% minority interest in a limited partnership which owns four clinics in Michigan for consideration aggregating $1,511,000. At closing, the Company delivered 67,100 shares of restricted stock and a note payable for $435,000 which was paid in January 2002. This non-cash investing and financing transaction has been excluded from the consolidated statements of cash flows. Additionally, as part of the purchase, the Company agreed to pay the minority partner $261,000 of undistributed earnings which was paid in January 2002.

4. NOTES PAYABLE

     On June 2, 1993, the Company completed the issuance and sale of $3,050,000 aggregate principal amount of 8% Convertible Subordinated Notes due June 30, 2003 (the "Notes"). The Notes, which were subordinated to any indebtedness for borrowed money, were issued at par in a private placement transaction to a total of six investors, including two directors who purchased a total of $175,000 of the Notes and a company controlled by one of the Company's directors which purchased $2,000,000 of the Notes. The Notes bore interest at 8% per annum, payable quarterly, and were convertible at the option of the note holders into common stock of the Company at any time during the life of the Notes. The conversion price was $3.33 per share (subject to adjustment as provided in the Notes). The Company could require the note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equaled or exceeded $6.67 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. During 2000, $100,000 of the Notes were converted into 30,000 shares of common stock and during 2001, $650,000 of the Notes were converted into 195,000 shares of common stock of the Company voluntarily, and the Company exercised its right to convert the remaining balance of $2,300,000 of the Notes into 690,000 shares of common stock.

     On May 5, 1994, the Company completed the issuance and sale of the Series B Notes. The Series B Notes were issued at par in a private placement. The Series B Notes were convertible, at the option of the holder, into the number of whole shares of the Company's common stock determined by dividing the principal amount so converted by $4.00, (the "Conversion Price"), subject to adjustment upon the occurrence of certain events. The Company could require the note holders to convert the Notes into shares of common stock at any time that the average trading price of the Company's common stock equaled or exceeded $6.67 per share (subject to adjustment as provided in the Notes) during the immediately preceding 90-day period. The Series B Notes bore interest from the date of issuance at a rate of 8% per annum, payable quarterly. Holders of Series B Notes were entitled to receive an interest enhancement payable in shares of Company common stock based upon the market value of the Company's common stock at June 30, 1996, which was two years from the date of issuance of the Series B Notes. In July 1996, the Company issued 212,895 shares of its common stock in connection with the interest enhancement provision. During 2000,

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

$750,000 of the Series B Notes were converted into 187,497 shares of common stock of the Company voluntarily, and during 2001, the Company exercised its right to convert the remaining balance of $1,250,000 of the Series B Notes into 312,500 shares of common stock of the Company.

     The Company also completed on May 5, 1994, the issuance and sale of $3,000,000 aggregate principal amount of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Notes were issued at par in a private placement to a company controlled by one of the Company's then directors who no longer serves. The Series C Notes are convertible, at the option of the holder, into the number of whole shares of common stock determined by dividing the principal amount so converted by $3.33, subject to adjustment upon the occurrence of certain events. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. Based upon current market prices of the Company's common stock, Management expects the $3,000,000 of Series C Notes due June 30, 2004 to be converted to common stock on or prior to the maturity date.

     The Series C Notes are unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

     The holder of the Series C Notes has piggy-back registration rights as set forth in the Registration Agreement relating to the Notes and demand and piggy-back registration rights as set forth in the Registration Agreement related to the Notes.

     In July 2000, the Company's Board of Directors authorized the repurchase for cash of up to 1,500,000 shares of its issued and outstanding common stock for a price of $3.67 per share (the "Offer"). Pursuant to the terms of the Offer, the Company could buy up to an additional 2% of its outstanding shares without amending or extending the Offer. The Company completed the repurchase of 1,695,000 shares in August 2000 for a total aggregate cost of $6,275,000 (including expenses). The Company utilized cash on hand and a convertible line of credit in the amount of $2,115,000 to fund the repurchase of the stock.

     In conjunction with the Offer, the Company entered into an agreement with a bank wherein the bank agreed to lend the Company up to $2,500,000 on a convertible line of credit, convertible to a term loan on December 31, 2000, to purchase stock tendered pursuant to the Offer. The loan bore interest at a rate per annum of prime plus one-half percentage point and was repayable in quarterly installments of $250,000 beginning March 2001. During 2000, the Company had borrowed $2,115,000 under the $2,500,000 convertible line of credit. In November 2000, the Company repaid $1,215,000 of the $2,115,000 borrowed under the convertible line of credit. In March 2001, the Company repaid the remaining balance of $900,000 on the bank loan.

     The Company also had a revolving line of credit with a bank which provided for borrowings up to $500,000, as needed, at a rate of prime plus one-half percentage point. The revolving line of credit expired in July 2001 and was not renewed.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Notes payable as of December 31, 2001 and 2000 consist of the following:

                                                                 2001          2000
                                                              ----------    ----------
Promissory note at a floating interest rate of 1% above
  prime, payable in monthly installments through November 1,
  2001. This note is secured by the facility, with a net
  book value of approximately $59,000, of one of the
  Company's clinics.........................................  $       --    $    9,000
Promissory note with an 8% interest rate payable in equal
  monthly installments through March 19, 2007. This note is
  secured by the facility, with a net book value of
  approximately $41,000, of one of the Company's clinics....      25,000        29,000
8% Convertible Subordinated Notes due June 30, 2003 with
  interest payable quarterly................................          --     2,950,000
8% Convertible Subordinated Notes, Series B, due June 30,
  2004 with interest payable quarterly......................          --     1,250,000
8% Convertible Subordinated Notes, Series C, due June 30,
  2004 with interest payable quarterly......................   3,000,000     3,000,000
Letter Loan Agreement with interest at a rate per annum of
  prime plus one-half percentage point and is repayable in
  quarterly installments of $250,000 beginning March
  2001......................................................          --       900,000
Note payable to Peter Gennrich for purchase of 35% minority
  interest in four Michigan clinics.........................     697,000            --
                                                              ----------    ----------
                                                               3,722,000     8,138,000
Less current portion........................................    (701,000)     (912,000)
                                                              ----------    ----------
                                                              $3,021,000    $7,226,000
                                                              ==========    ==========

     Scheduled maturities for the next five years and thereafter as of December 31, 2001 are as follows:

2002.............................................  $  701,000
2003.............................................       4,000
2004.............................................   3,005,000
2005.............................................       5,000
2006.............................................       5,000
Thereafter.......................................       2,000
                                                   ----------
                                                   $3,722,000
                                                   ==========

5. RELATED PARTY TRANSACTIONS

     During 2001, 2000 and 1999, the Company recognized interest expense of $6,000, $415,000 and $414,000, respectively, relating to Convertible Subordinated Notes held by directors of the Company.

     See Note 3 and 4 for additional information on related party transactions.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

6. INCOME TAXES

     Significant components of deferred tax assets, included in other assets on the balance sheet at December 31, 2001 and 2000, were as follows:

                                                         2001          2000
                                                      ----------    ----------
Deferred tax assets:
  Vacation accrual..................................  $   69,000    $   81,000
  Allowance for doubtful accounts...................     854,000       624,000
  Depreciation......................................     518,000       386,000
                                                      ----------    ----------
Net deferred tax assets.............................  $1,441,000    $1,091,000
                                                      ==========    ==========

     The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                   2001                 2000                 1999
                            ------------------   ------------------   ------------------
U.S. tax at statutory
  rate....................  $3,911,000   34.00%  $2,087,000   34.00%  $1,347,000   34.00%
State income taxes........     476,000    4.13      280,000    4.56      197,000    4.98
Nondeductible expenses....      45,000    0.40       36,000    0.59       22,000    0.55
Other -- net..............          --      --           --      --        2,000    0.05
                            ----------   -----   ----------   -----   ----------   -----
                            $4,432,000   38.53%  $2,403,000   39.15%  $1,568,000   39.58%
                            ==========   =====   ==========   =====   ==========   =====

     Significant components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                    2001          2000          1999
                                                 ----------    ----------    ----------
Current:
  Federal......................................  $4,067,000    $2,273,000    $1,378,000
  State........................................     716,000       424,000       299,000
                                                 ----------    ----------    ----------
  Total current................................   4,783,000     2,697,000     1,677,000
                                                 ----------    ----------    ----------
Deferred:
  Federal......................................    (351,000)     (294,000)     (109,000)
  State........................................          --            --            --
                                                 ----------    ----------    ----------
  Total deferred...............................    (351,000)     (294,000)     (109,000)
                                                 ----------    ----------    ----------
Total income tax provision.....................  $4,432,000    $2,403,000    $1,568,000
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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

7. STOCK OPTION PLANS

     The Company has in effect the following stock option plans:

     The 1992 Stock Option Plan, as amended (the "1992 Plan") which permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

     Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the 1992 Plan are granted at an exercise price not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of options granted under the 1992 Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant).

     The Executive Option Plan (the "Executive Plan") which permitted the Company to grant to any officer of the Company or its affiliates, options to purchase up to 255,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No further grants of options will be made under the Executive Plan. The exercise prices of the options granted under the Executive Plan were determined by the Stock Option Committee, and in the case of both incentive and non-qualified options, could not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant or the par value per share of the stock. The period within which each option is exercisable was determined by the Stock Option Committee to be ten years from the date of grant.

     The 1999 Employee Stock Option Plan (the "1999 Plan") permits the Company to grant to certain non-officer employees of the Company up to 300,000 non-qualified options to purchase shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee.

     During 2001, 2000 and 1999, the Board of Directors of the Company granted non-plan, non-qualifying option agreements (the "Inducements") covering 30,000, 30,000 and 225,000 options, respectively (subject to proportionate adjustments in the event of stock dividends, splits and similar corporate transactions) to four individuals in connection with their offers of employment. During 2000 and 1999, 150,000 and 75,000 were forfeited, respectively. The period within which each option will be exercisable is 10 years from the date of grant.

     A cumulative summary of stock options as of December 31, 2001 follows:

STOCK                        EXERCISE
OPTION                      PRICE PER                                                           AVAILABLE
PLANS                         SHARE        AUTHORIZED   OUTSTANDING   EXERCISED   EXERCISABLE   FOR GRANT
------                    --------------   ----------   -----------   ---------   -----------   ---------
1992 Plan...............  $2.08 - $16.34   3,495,000     2,162,644    1,003,118    1,196,746     329,238
Executive Plan..........  $4.23 - $ 4.96     255,000       218,250       36,750      218,250           0
1999 Plan...............  $2.81 - $16.34     300,000        95,451        4,874       12,282     199,675
Inducements.............  $2.83 - $13.58      60,000        60,000            0            0           0
                                           ---------     ---------    ---------    ---------     -------
  Totals................                   4,110,000     2,536,345    1,044,742    1,427,278     528,913
                                           =========     =========    =========    =========     =======

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and the changes during the years then ended is presented below:

                                                                       AVERAGE
                                                           NUMBER OF   EXERCISE
                                                            SHARES      PRICE
                                                           ---------   --------
Outstanding at January 1, 1999...........................  2,706,525    $ 3.30
  Granted................................................    426,750      2.83
  Exercised..............................................    (60,000)     2.26
  Forfeited..............................................   (191,250)     3.54
                                                           ---------
Outstanding at December 31, 1999.........................  2,882,025      3.23
  Granted................................................    442,137      3.33
  Exercised..............................................   (154,350)     2.71
  Forfeited..............................................   (188,025)     2.86
                                                           ---------
Outstanding at December 31, 2000.........................  2,981,787      3.35
  Granted................................................    363,825     15.37
  Exercised..............................................   (780,142)     3.06
  Forfeited..............................................    (29,125)     3.81
                                                           ---------
Outstanding at December 31, 2001.........................  2,536,345    $ 5.10
                                                           =========

     The following tables summarize information about the Company's stock options outstanding as of December 31, 2001, 2000 and 1999, respectively:

                                                                           WEIGHTED
                                                                           AVERAGE
                                        OPTIONS           OPTION          REMAINING
                                      OUTSTANDING        EXERCISE      CONTRACTUAL LIFE
                                     AS OF 12/31/01       PRICE           (IN YEARS)
                                     --------------   --------------   ----------------
1992 Plan..........................    2,162,644      $2.08 - $16.34         6.33
Executive Plan.....................      218,250      $4.23 - $ 4.96         1.92
1999 Plan..........................       95,451      $2.81 - $16.34         8.30
Inducements........................       60,000      $2.83 - $13.58         8.60
                                       ---------      --------------         ----
                                       2,536,345      $2.08 - $16.34         6.08
                                       =========      ==============         ====

                                                                            WEIGHTED
                                                                            AVERAGE
                                         OPTIONS           OPTION          REMAINING
                                       OUTSTANDING        EXERCISE      CONTRACTUAL LIFE
                                      AS OF 12/31/00       PRICE           (IN YEARS)
                                      --------------   --------------   ----------------
1992 Plan...........................    2,597,037      $2.08 - $4.15          6.36
Executive Plan......................      255,000      $4.23 - $4.96          2.82
1999 Plan...........................       99,750      $2.81 - $4.15          9.06
Inducements.........................       30,000      $2.83 - $2.83          9.13
                                        ---------      -------------          ----
                                        2,981,787      $2.08 - $4.96          6.18
                                        =========      =============          ====

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                                                                            WEIGHTED
                                         OPTIONS           OPTION           AVERAGE
                                       OUTSTANDING        EXERCISE         REMAINING
                                      AS OF 12/31/99       PRICE        CONTRACTUAL LIFE
                                      --------------   --------------   ----------------
                                                                           (IN YEARS)
1992 Plan...........................    2,410,275      $2.08 - $4.06          6.67
Executive Plan......................      255,000      $4.23 - $4.96          3.82
1999 Plan...........................       66,750      $2.81 - $2.81          9.63
Inducements.........................      150,000      $2.81 - $2.81          9.63
                                        ---------      -------------          ----
                                        2,882,025      $2.08 - $4.96          6.68
                                        =========      =============          ====

     The weighted-average fair value per share of options granted during the years ended December 31, 2001, 2000 and 1999 follows:

                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2001           2000           1999
                                        ------------   ------------   -------------
1992 Plan.............................     $9.07          $1.41               $1.31
1999 Plan.............................     $9.57          $1.89               $1.31
Inducements...........................     $7.95          $1.29       $1.31 - $1.36

     The weighted-average assumptions for 2001, 2000 and 1999 were used in estimating the fair value per share of the options granted under the stock option plans and the non-plan, non-qualifying option agreements: risk-free interest rates ranging from 4.65% to 6.45%; dividend yield rate of 0%; volatility factors of the expected market price of the Company's common stock ranging from .245 to .459; and a weighted-average expected life of eight years for those options that do not vest upon issuance and weighted-average expected lives of five to eight years for the remaining options.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                      2001     2000     1999
                                                     ------   ------   ------
Actual net income..................................  $7,071   $3,735   $2,394
Actual basic earnings per common share.............  $ 0.70   $ 0.40   $ 0.23
Actual diluted earnings per common share...........  $ 0.55   $ 0.34   $ 0.23
Pro forma net income...............................  $6,563   $3,393   $2,117
Pro forma basic earnings per common share..........  $ 0.65   $ 0.37   $ 0.21
Pro forma diluted earnings per common share........  $ 0.51   $ 0.31   $ 0.21

     In total, the Company has 3,965,258 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option Plan, the 1999 Employee Stock Option Plan, two non-plan, non- qualifying option agreements and the Series C Notes.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

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

9. DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized no contribution expense for the years ended December 31, 2001, 2000 and 1999.

10. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $5,422,000, $4,546,000 and $3,815,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index for each particular year. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

     The future minimum lease commitments for the next five years and in the aggregate as of December 31, 2001 are as follows:

2002...........................................   $ 4,765,000
2003...........................................     3,906,000
2004...........................................     2,963,000
2005...........................................     1,885,000
2006...........................................       907,000
Thereafter.....................................        80,000
                                                  -----------
                                                  $14,506,000
                                                  ===========

  Employment Agreements

     At December 31, 2001, the Company had an outstanding employment agreement with one of its executive officers for $250,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2004. The Company also had an outstanding consulting agreement with one of its directors for $95,000 annually for a term extending through May 2006.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $3,889,000 in 2002 and $2,236,000 in the aggregate through 2006. In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapists of $12,322,000, $9,576,000 and $8,073,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

11. EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Numerator:
  Net income.............................................  $7,071,000   $3,735,000   $2,394,000
                                                           ----------   ----------   ----------
  Numerator for basic earnings per share.................  $7,071,000   $3,735,000   $2,394,000
  Effect of dilutive securities:
     Interest on convertible subordinated notes
       payable...........................................     165,000      466,000      475,000
                                                           ----------   ----------   ----------
  Numerator for diluted earnings per share-income
     available to common stockholders after assumed
     conversions.........................................  $7,236,000   $4,201,000   $2,869,000
                                                           ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares....................  10,109,000    9,230,000   10,200,000
  Effect of dilutive securities:
     Stock options.......................................   2,025,000      717,000      105,000
     Convertible subordinated notes payable..............     934,000    2,282,000    2,316,000
                                                           ----------   ----------   ----------
  Dilutive potential common shares.......................   2,959,000    2,999,000    2,421,000
                                                           ----------   ----------   ----------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions.....  13,068,000   12,229,000   12,621,000
                                                           ==========   ==========   ==========
Basic earnings per common share..........................  $     0.70   $     0.40   $     0.23
                                                           ==========   ==========   ==========
Diluted earnings per common share........................  $     0.55   $     0.34   $     0.23
                                                           ==========   ==========   ==========

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         2001
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $18,930   $19,866   $20,582   $21,570
Income before income taxes.............................  $ 2,466   $ 2,900   $ 2,965   $ 3,172
Net income.............................................  $ 1,512   $ 1,787   $ 1,825   $ 1,947
Earnings per common share:
  Basic................................................  $  0.15   $  0.18   $  0.18   $  0.19
  Diluted..............................................  $  0.12   $  0.14   $  0.14   $  0.15

                                                                         2000
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $14,822   $15,825   $16,129   $16,446
Income before income taxes.............................  $ 1,114   $ 1,542   $ 1,741   $ 1,741
Net income.............................................  $   671   $   938   $ 1,067   $ 1,059
Earnings per common share:
  Basic................................................  $  0.06   $  0.09   $  0.12   $  0.13
  Diluted..............................................  $  0.06   $  0.08   $  0.10   $  0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets -- December 31, 2001 and 2000

     Consolidated Statements of Operations -- years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity -- years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows -- years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements -- December 31, 2001

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

  (3) List of Exhibits

  3.1 Articles of Incorporation of the Company (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
  3.2    Amendment to the Articles of Incorporation of the Company
         (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
  3.3 Bylaws of the Company, as amended (filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference).
 10.1    Convertible Subordinated Note Purchase Agreement dated June
         2, 1993 (filed as an exhibit to the Company's Form 8-K dated
         June 10, 1993 and incorporated herein by reference).
 10.2    Form of U.S. Physical Therapy, Inc. 8% Convertible
         Subordinated Notes (filed as an exhibit to the Company's
         Form 8-K dated June 2, 1993 and incorporated herein by reference).
 10.3    Amendment to Convertible Subordinated Note Purchase
         Agreement dated March 10, 1994 (filed as an exhibit to the Company's Form 8-K dated March 25, 1994 and incorporated herein by reference).
 10.4 Form of 8% Convertible Subordinated Notes, Series B (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
 10.5 Registration Agreement for Series B Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
 10.6 Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
 10.7 Registration Agreement for Series C Notes (filed as an exhibit to the Company's Form 8-K dated May 5, 1995 and incorporated herein by reference).
 10.8+ 1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
         30, 2001 and incorporated herein by reference).
 10.9+   Executive Option Plan (filed as an exhibit to the Company's
         Registration Statement on Form S-8 (33-63444) and incorporated herein by reference).
 10.10+  1999 Employee Stock Option Plan (filed as an exhibit to the
         Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
 10.11+ Non-Statutory Stock Option Agreement (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
 10.12+  Second Amended and Restated Employment Agreement between the
         Company and Roy W. Spradlin (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
 10.13   The Southwest Bank of Texas N.A. Three Year $2.5 million
         Letter Loan Agreement, dated July 1, 2000 (filed as an exhibit to the Company's Form 10-K/A for the year ended
         December 31, 2000 and incorporated herein by reference).
 10.14   The Southwest Bank of Texas N.A. Convertible Line of Credit
         Note, Exhibit A(i) to the Three Year $2.5 million Letter
         Loan Agreement dated July 1, 2000 (filed as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 and incorporated herein by reference).
 10.15   The Southwest Bank of Texas N.A. Revolving Line of Credit
         Note, Exhibit A(ii) to the Three Year $2.5 million Letter
         Loan Agreement dated July 1, 2000 (filed as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2000 and incorporated herein by reference).
 10.16+  Non-Statutory Stock Option Agreement dated February 17, 2000
         (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
 10.17+  Non-Statutory Stock Option Agreement dated February 7, 2001
         (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.)
 10.18+  Consulting agreement between the Company and J. Livingston
         Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).

 10.19   Partnership Interest Purchase Agreement between the Company and John Cascardo (filed as an exhibit to the Company's Form
         10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
 10.20*  Partnership Interest Purchase Agreement between the Company and Peter Gennrich.
 21*     Subsidiaries of the Registrant.
 23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444,
         33-91004, 33-93040, 333-30071, 333-64159, 333-67680,
         333-67678 and 333-82932).

(a) Reports on Form 8-K

     No Form 8-K was filed during the quarter ended December 31, 2001.
---------------
+ Management contract or compensatory plan or arrangement.

* Filed herewith.

ITEM 14. (d)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

               COL. A                    COL. B             COL. C             COL. D         COL. E
-------------------------------------  ----------   ----------------------   -----------    ----------
                                                          ADDITIONS
                                                    ----------------------
                                                                  CHARGED
                                       BALANCE AT   CHARGED TO   TO OTHER                   BALANCE AT
                                       BEGINNING    COSTS AND    ACCOUNTS-   DEDUCTIONS-      END OF
DESCRIPTION                            OF PERIOD     EXPENSES    DESCRIBE     DESCRIBE        PERIOD
-----------                            ----------   ----------   ---------   -----------    ----------
YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................  $2,780,000   $1,930,000                $905,000(1)   $3,805,000
YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................  $2,014,000   $1,596,000                $830,000(1)   $2,780,000
YEAR ENDED DECEMBER 31, 1999:
  Reserves and allowances deducted
     from asset accounts:
     Allowance for uncollectible
       accounts......................  $1,692,000   $1,165,000                $843,000(1)   $2,014,000

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

                                            Date: April 1, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


               By: /s/ ROY W. SPRADLIN                               By: /s/ MARK J. BROOKNER
 --------------------------------------------------     --------------------------------------------------
                  Roy W. Spradlin,                                       Mark J. Brookner,
   Chairman, President and Chief Executive Officer                  Vice Chairman of the Board
            (principal executive officer)

             By: /s/ EDDY J. ROGERS, JR.                              By: /s/ JAMES B. HOOVER
 --------------------------------------------------     --------------------------------------------------
                Eddy J. Rogers, Jr.,                                     James B. Hoover,
                      Director                                               Director

             By: /s/ MARLIN W. JOHNSTON                              By: /s/ DANIEL C. ARNOLD
 --------------------------------------------------     --------------------------------------------------
                 Marlin W. Johnston,                                     Daniel C. Arnold,
                      Director                                               Director

             By: /s/ BRUCE D. BROUSSARD                              By: /s/ ALBERT L. ROSEN,
 --------------------------------------------------     --------------------------------------------------
                 Bruce D. Broussard,                                     Albert L. Rosen,
                      Director                                               Director

                               INDEX OF EXHIBITS

EXHIBIT
  NO.                         IDENTITY OF EXHIBIT                        PAGE NO.
-------                       -------------------                        --------
   3.1    Articles of Incorporation of the Company (filed as an             --
          exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
   3.2    Amendment to the Articles of Incorporation of the Company         --
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
   3.3    Bylaws of the Company, as amended (filed as an exhibit to         --
          the Company's Form 10-KSB for the year ended December 31,
          1993 and incorporated herein by reference).
  10.1    Convertible Subordinated Note Purchase Agreement dated June       --
          2, 1993 (filed as an exhibit to the Company's Form 8-K dated
          June 10, 1993 and incorporated herein by reference).
  10.2    Form of U.S. Physical Therapy, Inc. 8% Convertible                --
          Subordinated Notes (filed as an exhibit to the Company's
          Form 8-K dated June 2, 1993 and incorporated herein by
          reference).
  10.3    Amendment to Convertible Subordinated Note Purchase               --
          Agreement dated March 10, 1994 (filed as an exhibit to the
          Company's Form 8-K dated March'25,'1994 and incorporated
          herein by reference).
  10.4    Form of 8% Convertible Subordinated Notes, Series B (filed        --
          as an exhibit to the Company's Form 8-K dated May 5, 1995
          and incorporated herein by reference).
  10.5    Registration Agreement for Series B Notes (filed as an            --
          exhibit to the Company's Form 8-K dated May 5, 1995 and
          incorporated herein by reference).
  10.6    Form of 8% Convertible Subordinated Notes, Series C (filed        --
          as an exhibit to the Company's Form 8-K dated May 5, 1995
          and incorporated herein by reference).
  10.7    Registration Agreement for Series C Notes (filed as an            --
          exhibit to the Company's Form 8-K dated May 5, 1995 and
          incorporated herein by reference).
  10.8+   1992 Stock Option Plan, as amended (filed as an exhibit to        --
          the Company's Form 10-Q for the quarterly period ended June
          30, 2001 and incorporated herein by reference).
  10.9+   Executive Option Plan (filed as an exhibit to the Company's       --
          Registration Statement on Form S-8 (33-63444) and
          incorporated herein by reference).
  10.10+  1999 Employee Stock Option Plan (filed as an exhibit to the       --
          Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
  10.11+  Non-Statutory Stock Option Agreement (filed as an exhibit to      --
          the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
  10.12+  Second Amended and Restated Employment Agree-ment between         --
          the Company and Roy W. Spradlin filed as an exhibit to the
          Company's Form 10-Q for the quarterly period ended June 30,
          2001 and incorporated herein by reference).
  10.13   The Southwest Bank of Texas N.A. Three Year $2.5 million          --
          Letter Loan Agreement, dated July 1, 2000 (filed as an
          exhibit to the Company's Form 10-K/A for the year ended
          December 31, 2000 and incorporated herein by reference).
  10.14   The Southwest Bank of Texas N.A. Convertible Line of Credit       --
          Note, Exhibit A(i) to the Three Year $2.5 million Letter
          Loan Agreement dated July 1, 2000 (filed as an exhibit to
          the Company's Form 10-K/A for the year ended December 31,
          2000 and incorporated herein by reference).
  10.15   The Southwest Bank of Texas N.A. Revolving Line of Credit         --
          Note, Exhibit A(ii) to the Three Year $2.5 million Letter
          Loan Agreement dated July 1, 2000 (filed as an exhibit to
          the Company's Form 10-K/A for the year ended December 31,
          2000 and incorporated herein by reference).
  10.16+  Non-Statutory Stock Option Agreement Dated February 17, 2000      --
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).

EXHIBIT
  NO.                         IDENTITY OF EXHIBIT                        PAGE NO.
-------                       -------------------                        --------
  10.17+  Non-Statutory Stock Option Agreement Dated February 7, 2001       --
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
  10.18+  Consulting Agreement between the Company and J. Livingston        --
          Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
          herein by reference).
  10.19   Partnership Interest Purchase Agreement between the Company       --
          and John Cascardo (filed as an exhibit to the Company's Form
          10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
  10.20*  Partnership Interest Purchase Agreement between the Company       72
          and Peter Gennrich.
  21  *   Subsidiaries of the Registrant.                                   91
  23.1*   Consent of KPMG LLP (Registration Nos. 33-63446, 33-63444,       100
          33-91004, 33-93040, 333-30071, 333-64159, 333-67680,
          333-67678 and 333-82932).

---------------
+ Management contract or compensatory plan or arrangement.

* Filed herewith.