Form 10-Q
period 2002-03-31
U S PHYSICAL THERAPY INC /NV
filed 2002-05-15
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  -----------------

Commission file number    1-11151
                       ------------


                           U.S. PHYSICAL THERAPY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                             76-0364866
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 3040 Post Oak Blvd., Suite  222, Houston, Texas                  77056
--------------------------------------------------             -----------
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


           As of May 10, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,068,157
                                                          ----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of March 31, 2002
         and December 31, 2001                                               3

         Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001                                5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2002 and 2001                                6

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          21


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    22

Signature                                                                   23

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                             March 31,               December 31,
                                                                2002                     2001
                                                            -----------              ------------
                                                            (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                $  10,267                 $   8,121
    Patient accounts receivable, less
        allowance for doubtful accounts
        of $3,935 and $3,805,
        respectively                                            13,800                    12,769
    Accounts receivable - other                                    759                       878
    Other current assets                                           653                       646
                                                             ---------                 ---------
           Total current assets                                 25,479                    22,414

Fixed assets:
    Furniture and equipment                                     14,777                    14,214
    Leasehold improvements                                       7,823                     7,389
                                                             ---------                 ---------
                                                                22,600                    21,603
    Less accumulated depreciation
        and amortization                                        14,490                    13,798
                                                             ---------                 ---------
                                                                 8,110                     7,805
Goodwill, net of amortization of
    $335 and $335, respectively                                  4,978                     4,519
Other assets, net of amortization
    of $502 and $501, respectively                               1,550                     1,482
                                                             ---------                 ---------

                                                             $  40,117                 $  36,220
                                                             =========                 =========


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                             March 31,               December 31,
                                                                2002                     2001
                                                            -----------              ------------
                                                            (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                 $     328                 $     539
    Accrued expenses                                             1,166                     1,931
    Estimated third-party payor
        (Medicare) settlements                                      33                       113
    Notes payable                                                    4                       701
                                                             ---------                 ---------
           Total current liabilities                             1,531                     3,284

Notes payable - long-term portion                                   21                        21
Convertible subordinated notes
    payable                                                      3,000                     3,000
Minority interests in subsidiary
    limited partnerships                                         3,435                     3,249
Commitments and contingencies                                        -                         -
Shareholders' equity:
    Preferred stock, $.01 par value,
        500,000 shares authorized, -0-
        shares outstanding                                           -                         -
    Common stock, $.01 par value,
        20,000,000 shares authorized,
        11,137,457 and 10,688,321 shares
        issued at March 31, 2002 and
        December 31, 2001, respectively                            111                       107
    Additional paid-in capital                                  18,813                    15,429
    Retained earnings                                           15,196                    13,120
    Treasury stock at cost, 149,700
        shares held at March 31, 2002
        and December 31, 2001                                  (1,990)                   (1,990)
                                                            ---------                 ---------
           Total shareholders' equity                           32,130                    26,666
                                                             ---------                 ---------

                                                             $  40,117                 $  36,220
                                                             =========                 =========


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three Months Ended
                                                                     March 31,
                                                         ----------------------------------
                                                          2002                      2001
                                                        ---------                ----------
                                                                   (unaudited)

Net patient revenues                                     $ 21,636                 $  18,332
Management contract revenues                                  588                       565
Other revenues                                                 26                        33
                                                        ---------                 ---------
Net revenues                                               22,250                    18,930

Clinic operating costs:
    Salaries and related costs                              9,930                     8,373
    Rent, clinic supplies and other                         4,741                     4,175
    Provision for doubtful accounts                           431                       449
                                                        ---------                 ---------
                                                           15,102                    12,997

Corporate office costs                                      2,505                     2,119
                                                        ---------                 ---------

Operating income before non-
    operating expenses                                      4,643                     3,814

Interest expense                                               59                        84

Minority interests in subsidiary
    limited partnerships                                    1,231                     1,264
                                                        ---------                 ---------

Income before income taxes                                  3,353                     2,466

Provision for income taxes                                  1,277                       954
                                                        ---------                 ---------

Net income                                              $   2,076                 $   1,512
                                                        =========                 =========

Basic earnings per common share                         $     .19                 $     .15
                                                        =========                 =========

Diluted earnings per common share                       $     .16                 $     .12
                                                        =========                 =========


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                   Three Months Ended
                                                                         March 31,
                                                           -----------------------------------
                                                              2002                      2001
                                                           ----------                ---------
                                                                        (unaudited)
OPERATING ACTIVITIES
Net income                                                 $   2,076                 $   1,512
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation and amortization                            699                       637
        Minority interests in earnings
           of subsidiary limited
           partnerships                                        1,231                     1,264
        Provision for doubtful accounts                          431                       449
        Loss on sale of fixed assets                               -                         3
        Tax benefit from exercise of
           stock options                                       2,024                       355
        Deferred income taxes                                     67                         -
Changes in operating assets and liabilities:
        Increase in patient accounts
           receivable                                        (1,462)                   (1,534)
        Decrease in accounts receivable -
           other                                                 119                        32
        Increase in other assets                               (142)                     (126)
        Increase (decrease) in accounts
           payable and accrued expenses                        (976)                       791
        Decrease in estimated third-party
           payor (Medicare) settlements                         (80)                      (72)
                                                          ---------                 ---------
Net cash provided by operating
    activities                                                 3,987                     3,311
                                                           ---------                 ---------



                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                Three Months Ended
                                                                      March 31,
                                                       -------------------------------------
                                                          2002                       2001
                                                       ----------                 ----------
                                                                     (unaudited)
INVESTING ACTIVITIES
Purchase of fixed assets                                $ (1,004)                 $   (753)
Purchase of intangibles                                      (12)                        -
Acquisition of minority interest
    in subsidiary limited partnership                       (447)                        -
Proceeds on sale of fixed assets                                -                        3
                                                        --------                  --------
Net cash used in investing
    activities                                            (1,463)                     (750)
                                                        --------                  --------

FINANCING ACTIVITIES
Payment of notes payable                                    (697)                     (903)
Proceeds from investment of
    minority investors in subsidiary
    limited partnerships                                       -                         1
Proceeds from exercise of stock options                    1,364                       626
Distributions to minority investors
    in subsidiary limited partnerships                    (1,045)                     (825)
                                                        --------                 ---------
Net cash used in financing
    activities                                              (378)                   (1,101)
                                                        --------                 ---------
Net increase in cash and
    cash equivalents                                       2,146                     1,460
Cash and cash equivalents -
    beginning of period                                    8,121                     2,071
                                                        --------                 ---------
Cash and cash equivalents -
    end of period                                       $ 10,267                 $   3,531
                                                        ========                 =========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                        $    213                 $      96
                                                        ========                 =========
    Interest                                            $     61                 $      86
                                                        ========                 =========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of March 31, 2002, the Company, through its wholly-owned subsidiaries, generally owned a 1% general partnership interest and a limited partnership interest of 64% in the clinics it operates. For the majority of the clinics, the managing therapist of the clinic owns the remaining limited partnership interest in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, refer to the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the entire year.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

ACCOUNTING FOR INCOME TAXES

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

All share and per share information included in the accompanying consolidated financial statements and related notes have been adjusted to reflect this stock split.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended
                                                                              March 31,
                                                               ------------------------------------
                                                                  2002                      2001
                                                               ----------                ----------
Numerator:
     Net income                                                $2,076,000                $1,512,000
                                                               ----------                ----------
     Numerator for basic earnings
       per share                                               $2,076,000                $1,512,000
     Effect of dilutive securities:
       Interest on convertible subordinated
       notes payable                                               39,000                    46,000
                                                               ----------                ----------
     Numerator for diluted earnings per
       share-income available to common
       stockholders after assumed
       conversions                                             $2,115,000                $1,558,000
                                                               ==========                ==========

Denominator:
     Denominator for basic earnings
      per share--weighted-average shares                       10,654,000                 9,695,000
     Effect of dilutive securities:
       Stock options                                            1,626,000                 2,070,000
       Convertible subordinated notes
       payable                                                    900,000                 1,038,000
                                                               ----------                ----------
     Dilutive potential common shares                           2,526,000                 3,108,000
                                                               ----------                ----------
     Denominator for diluted earnings
       per share--adjusted weighted-
       average shares and assumed
       conversions                                             13,180,000                12,803,000
                                                               ==========                ==========

Basic earnings per common share                                $     0.19                $     0.15
                                                               ==========                ==========

Diluted earnings per common share                              $     0.16                $     0.12
                                                               ==========                ==========

3.  INCOME TAXES

Significant components of the provision for income taxes for the three months ended March 31, were as follows:

                                                2002               2001
                                             ----------         ----------
Current:
     Federal                                 $1,158,000         $  795,000
     State                                      186,000            159,000
                                             ----------         ----------
     Total current                            1,344,000            954,000
                                             ----------         ----------
Deferred:
     Federal                                    (67,000)                 -
     State                                            -                  -
                                             ----------         ----------
     Total deferred                             (67,000)                 -
                                             ----------         ----------
Total income tax provision                   $1,277,000         $  954,000
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

The Convertible Subordinated Notes were convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Only the $3,000,000 Series C Notes remain outstanding at March 31, 2002 and December
31, 2001.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,497 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000. In January 2001, an additional $650,000 of the Initial Series Notes were converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively.

6.  GOODWILL-ADOPTION OF STATEMENT 142

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"), which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The Company completed its initial impairment review upon adoption and determined that there was no impairment. The Company plans to perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. At March 31, 2002, the Company had $4,978,000 of unamortized goodwill.

Net income excluding goodwill amortization expense for the three months ended March 31, is as follows:

                                                                 2002                   2001
                                                              ----------             ----------

Net income as reported                                        $2,076,000             $1,512,000
Add back:
     Goodwill amortization, net of tax                                 -                 10,000
                                                              ----------             ----------
Adjusted net income                                           $2,076,000             $1,522,000
                                                              ==========             ==========

The exclusion of goodwill amortization had no effect on basic or diluted earnings per common share.

7.  ACQUISITION OF MINORITY INTERESTS

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

On January 31, 2002, the Company purchased the 10% minority interest in a limited partnership which owns four clinics in Michigan for $447,000. Additionally as part of the purchase price, the Company agreed to pay the minority partner $65,000 of undistributed earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 2002, the Company operated 168 outpatient physical and occupational therapy clinics in 31 states. The average age of the 168 clinics in operation at March 31, 2002 was
4.17 years.

In addition to the facilities in which the Company has ownership, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of March 31, 2002.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents certain operating and financial data:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------
                                                                                  2002                   2001
                                                                                --------              ---------

Working days                                                                           63                    64
Average visits per day per clinic                                                    23.0                  22.8
Total patient visits                                                              237,000               205,000

Per visit:
    Net revenues                                                                 $  93.88              $  92.34
    Salaries and related costs                                                     (41.90)               (40.84)
    Rent, clinic supplies and other                                                (20.00)               (20.37)
    Provision for doubtful accounts                                                 (1.82)                (2.19)
                                                                                 --------              --------
        Contribution from clinics                                                   30.16                 28.94
    Corporate office costs                                                         (10.57)               (10.34)
                                                                                 --------              --------
        Operating income                                                         $  19.59              $  18.60
                                                                                 ========              ========

Because many expenses are not affected by the number of working days, expenses on a per visit basis generally decline as the number of working days in a period increases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 2001

NET PATIENT REVENUES

Net patient revenues increased to $21,636,000 for the three months ended March 31, 2002 ("2002 First Quarter") from $18,332,000 for the three months ended March 31, 2001 ("2001 First Quarter"), an increase of $3,304,000, or 18%. Total patient visits increased approximately 32,000, or 15%, to 237,000 for the 2002 First Quarter from 205,000 for the 2001 First Quarter. The Company believes that the growth in visits was negatively impacted by the very mild winter in the north and northeast where the Company has many clinics, as there were fewer winter sports and weather related injuries in such areas than occur when there is more snow and ice. Net patient revenues from the 30 clinics developed since the 2001 First Quarter (the "New Clinics") accounted for 64% of the increase, or $2,103,000. The remaining increase of $1,201,000 in net patient revenues comes from those 138 clinics opened before the 2001 First Quarter (the "Mature Clinics"). Of the $1,201,000 increase in net patient revenues from the Mature Clinics, $686,000 was due to a 4% increase in the number of patient visits to 213,000, while $515,000 was due to a 3% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect estimated contractual and other adjustments, which are evaluated quarterly by management, relating to patient discounts from certain payors.

MANAGEMENT CONTRACT REVENUES

Management contract revenues increased $23,000, or 4%, to $588,000 for the 2002 First Quarter from $565,000 for the 2001 First Quarter. This increase was primarily due to a new management contract entered into in the 2001 First Quarter, coupled with an increase of 4% in patient visits.

OTHER REVENUES

Other revenues, consisting of interest and real estate commission income, decreased $7,000, or 21%, to $26,000 for the 2002 First Quarter from $33,000 for the 2001 First Quarter. The decrease was due to a decrease in real estate commission income.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of combined net patient revenues and management contract revenues decreased to 68% for the 2002 First Quarter from 69% for the 2001 First Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $9,930,000 for the 2002 First Quarter from $8,373,000 for the 2001 First Quarter, an increase of $1,557,000, or 19%. Approximately 62% of the increase, or $968,000, was due to the New Clinics. The remaining 38% increase, or $589,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of combined net patient revenues and management contract revenues increased to 45% for the 2002 First Quarter from 44% for the 2001 First Quarter.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $4,741,000 for the 2002 First Quarter from $4,175,000 for the 2001 First Quarter, an increase of $566,000, or 14%. Approximately 104% of the increase, or $589,000, was due to the New Clinics, offset by a 4%, or $23,000, decrease for the Mature Clinics. Rent, clinic supplies and other as a percent of combined net patient revenues and management contract revenues decreased to 21% for the 2002 First Quarter from 22% for the 2001 First Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts decreased to $431,000 for the 2002 First Quarter from $449,000 for the 2001 First Quarter, a decrease of $18,000, or 4%. This decrease was due to a $63,000 decrease in the Mature Clinics, offset by an increase of $45,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues remained unchanged at 2% for the 2002 and 2001 First Quarters.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees increased to $2,505,000 for the 2002 First Quarter from $2,119,000 for the 2001 First Quarter, an increase of $386,000, or 18%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics and an increase in rent expense associated with additional space leased during 2001 at the Company's corporate office. Corporate office costs as a percent of combined net patient revenues and management contract revenues remained unchanged at 11% for the 2002 and 2001 First Quarters.

INTEREST EXPENSE

Interest expense decreased $25,000, or 30%, to $59,000 for the 2002 First Quarter from $84,000 for the 2001 First Quarter. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased $33,000, or 3%, to $1,231,000 for the 2002 First Quarter from $1,264,000 for the
2001 First Quarter primarily due to the purchase of minority partners interests in several Michigan clinics in late 2001 and the 2002 First Quarter. The interests purchased contributed approximately $200,000 in pretax income to the Company for the 2002 First Quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,277,000 for the 2002 First Quarter from $954,000 for the 2001 First Quarter, an increase of $323,000, or 34%. During the 2002 and 2001 First Quarters, the Company accrued income taxes at effective tax rates of 38% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 34% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had $10,267,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at March 31, 2002 was $6,011,000 in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $2,146,000 from December 31, 2001 to March 31, 2002 was due primarily to cash provided by operating activities of $3,987,000 and proceeds from the exercise of stock options of $1,364,000, offset in part by the Company's use of cash to pay notes payable of $697,000, fund capital expenditures for physical therapy equipment and leasehold improvements in the amount of $1,004,000, distribute $1,045,000 to minority investors in subsidiary limited partnerships and buyout a 10% minority investor in four Michigan clinics for $447,000.

The Company's current ratio increased to 16.64 to 1.00 at March 31, 2002 from
6.83 to 1.00 at December 31, 2001. The increase in the current ratio was due primarily to an increase in cash and cash equivalents, an increase in patient accounts receivable, a decrease in accounts payable and a decrease in accrued expenses.

At March 31, 2002, the Company had a debt-to-equity ratio of 0.09 to 1.00 compared to 0.14 to 1.00 at December 31, 2001. The decrease in the debt-to-equity ratio from December 31, 2001 to March 31, 2002 resulted from net income of $2,076,000, the proceeds and tax benefit from the exercise of stock options of $1,364,000 and $2,024,000, respectively, and the decrease in notes payable of $697,000.

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

In September 2001, the Board of Directors authorized the purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of the Company's common stock. Any shares purchased will be held as treasury shares and may be used for such valid corporate purposes or retired as the Board of Directors, in its discretion, may deem advisable. As of December 31, 2001, the Company had purchased 135,000 shares of its common stock on the open market for a total of $1,943,000. No shares were purchased during the three months ended March 31, 2002.

The Company does not have credit lines or other arrangements for funding with banks or other institutions. Historically, the Company has generated cash from operations sufficient to fund its development activities and cover operational needs. The Company does not generally acquire new clinics through acquisitions of existing clinics, but develops clinics in a de novo fashion, which management believes generally requires substantially less capital. The Company currently plans to continue adding new clinics on a de novo basis, although this strategy may change from time to time as appropriate opportunities become available. The Company has from time to time purchased minority interests of limited partners in clinic partnerships, including the minority interests purchased in the Michigan clinics referred to previously. In selective cases, the Company may purchase additional minority interests in the future. Generally, any material purchases of minority interests are expected to be accomplished using a combination of common stock and cash.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") which is effective for the Company beginning in 2002 except for certain provisions that were effective July 1, 2001. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. At March 31, 2002, the Company had approximately $4,978,000 of unamortized goodwill. The adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operation because the Company determined that there was no impairment of goodwill upon adoption of the statement.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of March 31, 2002, the Company had 168 clinics in operation, six of which opened in the 2002 First Quarter. The Company's goal for 2002 is to open between 35 and 40 additional clinics. The opening of these clinics is subject to the Company's ability to identify suitable geographic locations and physical and occupational therapists to manage the clinics. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical and/or occupational therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient visits and revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 2001 First Quarter are expected to favorably impact the Company's results of operations for 2002 and beyond.

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

The Convertible Subordinated Notes were convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Only the $3,000,000 Series C Notes remain outstanding at
March 31, 2002 and December 31, 2001.

During 2000, $100,000 of the Initial Series Notes and $750,000 of the Series B Notes were converted by the note holders into 30,000 and 187,497 shares of common stock, respectively. This resulted in a balance of $2,950,000, $1,250,000 and $3,000,000 for the Initial Series Notes, the Series B Notes and the Series C Notes, respectively, at December 31, 2000. In January 2001, an additional $650,000 of the Initial Series Notes was converted by a note holder into 195,000 shares of common stock. In addition, the Company exercised its right to require conversion of the remaining balance of $2,300,000 of the Initial Series Notes and $1,250,000 of the Series B Notes into 690,000 and 312,500 shares of common stock, respectively. The fair value of the debt converted in 2001 and 2000 was approximately $11,161,000 and $1,380,000, respectively, based upon the closing price of the Company's common stock on the day before conversion as reported by the National Market of Nasdaq.

The debt conversions increased the Company's shareholders' equity by the carrying amount of the debt converted less unamortized deferred financing costs, thus improving the Company's debt to equity ratio and favorably impacted results of operations and cash flow due to the interest savings in 2001 before income taxes of approximately $400,000.

MEDICARE REGULATIONS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of March 31, 2002, the Company had outstanding $3,000,000 of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (the "Series C Notes"). The Series C Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the holders thereof into common stock of the Company at any time during the term of the Series C Notes. The conversion price is $3.33 per share, subject to adjustment as provided in the Notes. Based upon the closing price of the Company's common stock on May 9, 2002 of $17.24, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $15,516,000.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     U.S. PHYSICAL THERAPY, INC.




Date:  May 15, 2002                  By: /s/ J. MICHAEL MULLIN
      --------------                     ----------------------------
                                         J. Michael Mullin
                                         Chief Financial Officer
                                         (duly authorized officer and
                                         principal financial officer)