Form 10-Q
period 2002-06-30
U S PHYSICAL THERAPY INC /NV
filed 2002-08-14
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

Commission file number    1-11151
                       ------------


                   U.S. PHYSICAL THERAPY, INC.
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Nevada                          76-0364866
-----------------------------------     --------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

  3040 Post Oak Blvd., Suite  222, Houston, Texas        77056
--------------------------------------------------    ------------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (713) 297-7000
                                                    ---------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No [ ]

         As of August 12, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was:

                                   11,145,560
                                   ----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 Consolidated Balance Sheets as of
                 June 30, 2002 and December 31, 2001                           3

                 Consolidated Statements of Operations for the
                 three and six months ended June 30, 2002 and 2001             5

                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2002 and 2001                       7

                 Notes to Consolidated Financial Statements                    9

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.                15

Item 3.         Quantitative and Qualitative Disclosure
                About Market Risk.                                            26


PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of
                Security Holders.                                             27

Item 6.         Exhibits and Reports on Form 8-K.                             27

Signature                                                                     28

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         June 30,              December 31,
                                                           2002                    2001
                                                        -----------            ------------
                                                        (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                           $  14,446                 $   8,121
    Patient accounts receivable, less
        allowance for doubtful accounts
        of $4,126 and $3,805,
        respectively                                       13,510                    12,769
    Accounts receivable - other                               525                       878
    Other current assets                                    2,522                     1,168
                                                        ---------                 ---------
           Total current assets                            31,003                    22,936

Fixed assets:
    Furniture and equipment                                15,577                    14,214
    Leasehold improvements                                  8,306                     7,389
                                                        ---------                 ---------
                                                           23,883                    21,603
    Less accumulated depreciation
        and amortization                                   15,191                    13,798
                                                        ---------                 ---------
                                                            8,692                     7,805
Goodwill, net of amortization of
    $335 and $335, respectively                             5,292                     4,519
Other assets, net of amortization
    of $503 and $501, respectively                          1,613                     1,482
                                                        ---------                 ---------

                                                        $  46,600                 $  36,742
                                                        =========                 =========


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           June 30,              December 31,
                                                            2002                    2001
                                                           ---------            ------------
                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable - trade                                $     418                 $     539
    Accrued expenses                                            2,546                     2,453
    Estimated third-party payor
        (Medicare) settlements                                     33                       113
    Notes payable                                                   4                       701
                                                            ---------                 ---------
           Total current liabilities                            3,001                     3,806

Notes payable - long-term portion                                  20                        21
Convertible subordinated notes
    payable                                                     2,333                     3,000
Minority interests in subsidiary
    limited partnerships                                        3,323                     3,249
Commitments and contingencies                                       -                         -
Shareholders' equity:
    Preferred stock, $.01 par value,
        500,000 shares authorized, -0-
        shares outstanding                                          -                         -
    Common stock, $.01 par value,
        20,000,000 shares authorized,
        11,667,260 and 10,688,321 shares
        issued at June 30, 2002 and
        December 31, 2001, respectively                           117                       107
    Additional paid-in capital                                 22,264                    15,429
    Retained earnings                                          17,532                    13,120
    Treasury stock at cost, 149,700
        shares held at June 30, 2002
        and December 31, 2001                                 (1,990)                    (1,990)
                                                           ---------                  ---------
           Total shareholders' equity                          37,923                    26,666
                                                            ---------                 ---------
                                                            $  46,600                 $  36,742
                                                            =========                 =========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended
                                                                   June 30,
                                                          -----------------------------------
                                                            2002                      2001
                                                         ------------            ------------
                                                                  (unaudited)

Net patient revenues                                     $  23,449                 $  19,256
Management contract revenues                                   570                       577
Other revenues                                                  32                        33
                                                         ---------                 ---------
Net revenues                                                24,051                    19,866

Clinic operating costs:
    Salaries and related costs                              10,408                     8,547
    Rent, clinic supplies and other                          5,022                     4,287
    Provision for doubtful accounts                            511                       502
                                                         ---------                 ---------
                                                            15,941                    13,336

Corporate office costs                                       2,863                     2,200
                                                         ---------                 ---------

Operating income before non-
    operating expenses                                       5,247                     4,330

Interest expense                                                61                        60

Minority interests in subsidiary
    limited partnerships                                     1,400                     1,370
                                                         ---------                 ---------

Income before income taxes                                   3,786                     2,900

Provision for income taxes                                   1,450                     1,113
                                                         ---------                 ---------

Net income                                               $   2,336                 $   1,787
                                                         =========                 =========

Basic earnings per common share                          $     .21                 $     .18
                                                         =========                 =========

Diluted earnings per common share                        $     .18                 $     .14
                                                         =========                 =========




                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Six Months Ended
                                                                      June 30,
                                                           -----------------------------------
                                                               2002                       2001
                                                           ------------               ---------
                                                                     (unaudited)

Net patient revenues                                        $  45,085                 $  37,588
Management contract revenues                                    1,158                     1,142
Other revenues                                                     58                        66
                                                            ---------                 ---------
Net revenues                                                   46,301                    38,796

Clinic operating costs:
    Salaries and related costs                                 20,338                    16,920
    Rent, clinic supplies and other                             9,763                     8,462
    Provision for doubtful accounts                               942                       951
                                                            ---------                 ---------
                                                               31,043                    26,333

Corporate office costs                                          5,368                     4,319
                                                            ---------                 ---------

Operating income before non-
    operating expenses                                          9,890                     8,144

Interest expense                                                  120                       144

Minority interests in subsidiary
    limited partnerships                                        2,631                     2,634
                                                            ---------                 ---------

Income before income taxes                                      7,139                     5,366

Provision for income taxes                                      2,727                     2,067
                                                            ---------                 ---------

Net income                                                  $   4,412                 $   3,299
                                                            =========                 =========

Basic earnings per common share                             $     .40                 $     .33
                                                            =========                 =========

Diluted earnings per common share                           $     .34                 $     .26
                                                            =========                 =========





                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Six Months Ended
                                                                               June 30,
                                                                   ---------------------------------
                                                                     2002                      2001
                                                                   --------                  --------
                                                                            (unaudited)
OPERATING ACTIVITIES
Net income                                                         $   4,412                 $   3,299
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Depreciation and amortization                                  1,413                     1,280
        Minority interests in earnings
           of subsidiary limited
           partnerships                                                2,631                     2,634
        Provision for doubtful accounts                                  942                       951
        Loss on disposal of fixed assets                                   -                         4
        Tax benefit from exercise of
           stock options                                               3,723                     1,491
        Deferred taxes                                                   154                         -
Changes in operating assets and liabilities:
        Increase in patient accounts receivable                       (1,683)                   (2,042)
        Decrease (increase) in accounts
           receivable - other                                            353                       (16)
        Increase in other assets                                      (1,641)                     (102)
        Increase (decrease)in accounts
           payable and accrued expenses                                  (28)                      421
        Decrease in estimated third-party
           payor (Medicare) settlements                                  (80)                      (72)
                                                                   ---------                 ---------
Net cash provided by operating
    activities                                                        10,196                     7,848
                                                                   ---------                 ---------








                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Six Months Ended
                                                                         June 30,
                                                           ------------------------------------
                                                               2002                    2001
                                                           ------------            ------------
                                                                        (unaudited)
INVESTING ACTIVITIES
Purchase of fixed assets                                       $  (2,298)              $ (1,670)
Purchase of intangibles                                             (773)                    --
Proceeds on sale of fixed assets                                       1                      4
                                                               ---------               --------
Net cash used in investing
    activities                                                    (3,070)                (1,666)
                                                               ---------               --------
FINANCING ACTIVITIES
Payment of notes payable                                            (698)                  (906)
Purchase of fractional shares on
    three-for-two stock split                                         --                    (11)
Proceeds from investment of
    minority investors in subsidiary
    limited partnerships                                              --                      2
Proceeds from exercise of
    stock options                                                  2,454                  1,258
Distributions to minority investors
    in subsidiary limited partnerships                            (2,557)                (1,984)
                                                               ---------               --------
Net cash used in financing
    activities                                                      (801)                (1,641)
                                                               ---------               --------
Net increase in cash and
    cash equivalents                                               6,325                  4,541
Cash and cash equivalents -
    beginning of period                                            8,121                  2,071
                                                               ---------               --------
Cash and cash equivalents -
    end of period                                              $  14,446               $  6,612
                                                               =========               ========

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                               $     556               $    667
                                                               =========               ========
    Interest                                                   $     120               $    146
                                                               =========               ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated. As of June 30, 2002, the Company, through its wholly- owned subsidiaries, generally owned a 1% general partnership interest and a limited partnership interest of 64% in the clinics it operates. For the majority of the clinics, the managing therapist of the clinic owns the remaining limited partnership interest in the clinic. In some instances, the Company develops satellite clinic facilities which are extensions of existing clinics, and thus, clinic partnerships may consist of one or more clinic locations. The minority interests in the equity and earnings of the subsidiary clinic limited partnerships are presented separately in the consolidated financial statements.

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

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the entire year.

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

RESERVE FOR HEALTH INSURANCE
The Company self-insures for employee health and dental benefits, with reinsurance agreements in place to cover specific claims or claims in the aggregate exceeding predetermined amounts. Based upon recent historical trends, estimates of incurred but unpaid claims are recorded in a reserve account in accrued liabilities in the balance sheets.

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

RECLASSIFICATIONS
Certain amounts presented in the accompanying balance sheets for December 31, 2001 have been reclassified to conform with the presentation used for June 30, 2002.

COMMON STOCK
On June 28, 2001, the Company effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001.

All share and per share information included in the accompanying consolidated financial statements and related notes have been adjusted to reflect this stock split.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                             -------------------          -------------------
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------
                                                                (in thousands, except per share data)

Numerator:
   Net income                                               $2,336          $1,787         $4,412         $3,299
                                                            ------          ------         ------         ------
   Numerator for basic
     earnings per share                                     $2,336          $1,787         $4,412         $3,299
   Effect of dilutive
     securities:
     Interest on convertible
     subordinated notes payable                                 39              40             78             86
                                                            ------          ------         ------         ------
   Numerator for diluted earnings
     per share-income available
     to common stockholders after
     assumed conversions                                    $2,375          $1,827         $4,490         $3,385
                                                            ======          ======         ======         ======

Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares                                11,132          10,006         10,894          9,858
   Effect of dilutive securities:
     Stock options                                           1,307           2,186          1,471          2,131
     Convertible subordinated
       notes payable                                           878             900            889            969
                                                            ------          ------         ------         ------
     Dilutive potential common
       shares                                                2,185           3,086          2,360          3,100
                                                            ------          ------         ------         ------
     Denominator for diluted
       earnings per share--adjusted
       weighted-average shares
       and assumed conversions                              13,317          13,092         13,254         12,958
                                                            ======          ======         ======         ======

Basic earnings per common share                             $  .21          $  .18         $  .40         $  .33
                                                            ======          ======         ======         ======

Diluted earnings per common share                           $  .18          $  .14         $  .34         $  .26
                                                            ======          ======         ======         ======

3.  INCOME TAXES

Significant components of the provision for income taxes were as follows:

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                           June 30,
                                                  --------------------------         --------------------------
                                                    2002              2001             2002              2001
                                                  --------          --------         --------          --------
                                                                         (in thousands)
Current:
     Federal                                         $1,328          $  939             $2,486            $1,734
     State                                              209             174                395               333
                                                     ------          ------             ------            ------
     Total current                                    1,537           1,113              2,881             2,067
                                                     ------          ------             ------            ------
Deferred:
     Federal                                            (87)              -               (154)                -
     State                                                -               -                  -                 -
                                                     ------          ------             ------            ------
     Total deferred                                     (87)              -               (154)                -
                                                     ------          ------             ------            ------
Total income tax provision                           $1,450          $1,113             $2,727            $2,067
                                                     ======          ======             ======            ======

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

The Convertible Subordinated Notes were convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Only $2,333,000 and $3,000,000 of the Series C Notes were outstanding at June 30, 2002 and December 31, 2001, respectively.

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

In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock.

6.  GOODWILL-ADOPTION OF STATEMENT 142

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"), which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The Company completed its initial impairment review upon adoption and determined that there was no impairment. The Company plans to perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002. At June 30, 2002, the Company had $5,292,000 of unamortized goodwill.

Net income excluding goodwill amortization expense is as follows:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                      ------------------------         -------------------------
                                                        2002            2001             2002              2001
                                                      --------         -------         --------           ------
                                                                             (in thousands)
Net income as reported                                  $2,336         $1,787             $4,412          $3,299
Add back:
     Goodwill amortization,
       net of tax                                            -              9                  -              19
                                                        ------         ------             ------          ------
Adjusted net income                                     $2,336         $1,796             $4,412          $3,318
                                                        ======         ======             ======          ======

The exclusion of goodwill amortization had no material effect on basic or diluted earnings per common share.

7.  ACQUISITION OF MINORITY INTERESTS

On December 31, 2001, the Company purchased the 35% minority interest in a limited partnership which owns four clinics in Michigan for consideration aggregating $1,511,000. At closing the Company delivered 67,100 shares of restricted stock and a note payable for $435,000 which was paid in January 2002. Additional consideration may be paid in the future based upon clinic performance. Additionally, as part of the purchase, the Company agreed to pay the minority partner $261,000 of undistributed earnings which was paid in January 2002.

On January 31, 2002, the Company purchased the 10% minority interest in a limited partnership which owns four clinics in Michigan for $447,000. Additionally, as part of the purchase, the Company agreed to pay the minority partner $65,000 of undistributed earnings.

On June 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Additionally, as part of the purchase, the Company agreed to pay the minority partner $73,000 of undistributed earnings.

Also on June 1, 2002, the Company purchased the 5% minority interest in a limited partnership for $95,000. Additionally, as part of the purchase, the Company agreed to pay the minority partner $8,000 in undistributed earnings.

8.  SUBSEQUENT EVENT

In July 2002, the Company purchased 400,000 shares of its common stock on the open market at an aggregate cost of $5,750,000. To date, the Company has purchased a total of 535,000 shares of the 1,000,000 shares originally authorized for purchase by the Board of Directors in September 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
The Company operates outpatient physical and/or occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 2002, the Company operated 176 outpatient physical and occupational therapy clinics in 31 states. The average age of the 176 clinics in operation at June 30, 2002 was
4.22 years.

In addition to the facilities in which the Company has ownership, it also manages physical therapy facilities for third parties, including physicians, with six such third-party facilities under management as of June 30, 2002.

SELECTED OPERATING AND FINANCIAL DATA
The following table presents certain operating and financial data:

                                                                Three Months Ended           Six Months Ended
                                                                    June 30,                     June 30,
                                                            ------------------------       ---------------------
                                                              2002           2001            2002         2001
                                                            ---------      --------        --------     --------
Working days                                                      64             64             127          128
Average visits per day per clinic                               23.5           22.8            22.8         22.3
Total patient visits                                         256,000        214,000         493,000      419,000

Per visit:
    Net revenues                                            $  93.95       $  92.83        $  93.92     $  92.59
    Salaries and related costs                                (40.66)        (39.94)         (41.25)      (40.38)
    Rent, clinic supplies and other                           (19.62)        (20.03)         (19.80)      (20.20)
    Provision for doubtful accounts                            (2.00)         (2.35)          (1.91)       (2.27)
                                                            ---------      --------        --------     --------
        Contribution from clinics                              31.67          30.51           30.96        29.74
    Corporate office costs                                    (11.18)        (10.28)         (10.89)      (10.31)
                                                            ---------      --------        --------     --------
        Operating income                                    $  20.49       $  20.23        $  20.07     $  19.43
                                                            ========       ========        ========     ========

Because many expenses are not affected by the number of working days, expenses on a per visit basis generally decline as the number of working days in a period increases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2001

NET PATIENT REVENUES
Net patient revenues increased to $23,449,000 for the three months ended June 30, 2002 ("2002 Second Quarter") from $19,256,000 for the three months ended June 30, 2001 ("2001 Second Quarter"), an increase of $4,193,000, or 22%. Total patient visits increased 42,000, or 20%, to 256,000 for the 2002 Second Quarter from 214,000 for the 2001 Second Quarter. Net patient revenues from the 30 clinics developed since the 2001 Second Quarter (the "New Clinics") accounted for approximately 38% of the increase, or $1,584,000. The remaining increase of $2,609,000 in net patient revenues was from the 146 clinics opened before the 2001 Second Quarter (the "Mature Clinics"). Of the $2,609,000 increase in net patient revenues from the Mature Clinics, $2,246,000 was due to a 12% increase in the number of patient visits, while $363,000 was due to a 2% increase in the average net revenue per visit.

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

CLINIC OPERATING COSTS
Clinic operating costs as a percent of combined net patient revenues and management contract revenues decreased to 66% for the 2002 Second Quarter from 67% for the 2001 Second Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS
Salaries and related costs increased to $10,408,000 for the 2002 Second Quarter from $8,547,000 for the 2001 Second Quarter, an increase of $1,861,000, or 22%. Approximately 42% of the increase, or $787,000, was due to the New Clinics. The remaining 58% increase, or $1,074,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of combined net patient revenues and management contract revenues remained unchanged at 43% for the 2002 and 2001 Second Quarters.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER Rent, clinic supplies and other increased to $5,022,000 for the 2002 Second Quarter from $4,287,000 for the 2001 Second Quarter, an increase of $735,000, or 17%. Approximately 79% of the increase, or $578,000, was due to the New Clinics, while 21%, or $157,000, of the increase was due to the Mature Clinics. Rent, clinic supplies and other as a percent of combined net patient revenues and management contract revenues decreased to 21% for the 2002 Second Quarter from 22% for the 2001 Second Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS The provision for doubtful accounts increased to $511,000 for the 2002 Second Quarter from $502,000 for the 2001 Second Quarter, an increase of $9,000, or 2%. This increase was due to a $34,000 increase related to the New Clinics, offset by a $25,000 decrease related to the Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.2% for the 2002 Second Quarter from 2.6% for the 2001 Second Quarter.

CORPORATE OFFICE COSTS
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $2,863,000 for the 2002 Second Quarter from $2,200,000 for the 2001 Second Quarter, an increase of $663,000, or 30%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of combined net patient revenues and management contract revenues increased to 12% for the 2002 Second Quarter from 11% for the 2001 Second Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS Minority interests in earnings of subsidiary limited partnerships increased $30,000, or 2%, to $1,400,000 for the 2002 Second Quarter from $1,370,000 for the 2001 Second Quarter due to the increase in aggregate profitability of those clinics in which partners have achieved positive retained earnings and are accruing partnership income. As a percentage of operating income, minority interest declined to 27% from 32% primarily as a result of the purchase of limited partnership interests from minority partners.

PROVISION FOR INCOME TAXES
The provision for income taxes increased to $1,450,000 for the 2002 Second Quarter from $1,113,000 for the 2001 Second Quarter, an increase of $337,000, or 30%. During the 2002 and 2001 Second Quarters, the Company accrued income taxes at an effective tax rate of 38%. This rate exceeded the U.S. statutory tax rate of 35% due primarily to state income taxes.
                                                                              17

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2001

NET PATIENT REVENUES
Net patient revenues increased to $45,085,000 for the six months ended June 30, 2002 ("2002 Six Months") from $37,588,000 for the six months ended June 30, 2001 ("2001 Six Months"), an increase of $7,497,000, or 20%. Total patient visits increased 74,000, or 18%, to 493,000 for the 2002 Six Months from 419,000 for the 2001 Six Months. The Company believes that the growth in visits was negatively impacted by the very mild winter in the north and northeast where the Company has many clinics, as there were fewer winter sports and weather related injuries in such areas than occur when there is more snow and ice. Net patient revenues from the 30 clinics developed since the 2001 Six Months (the "New Clinics") accounted for approximately 36% of the increase, or $2,691,000. The remaining increase of $4,806,000 in net patient revenues comes from those 146 clinics opened before the 2001 Six Months (the "Mature Clinics"). Of the $4,806,000 increase in net patient revenues from the Mature Clinics, $3,973,000 was due to an 11% increase in the number of patient visits, while $833,000 was due to a 2% increase in the average net revenue per visit.

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

CLINIC OPERATING COSTS
Clinic operating costs as a percent of combined net patient revenues and management contract revenues decreased to 67% for the 2002 Six Months from 68% for the 2001 Six Months.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS Salaries and related costs increased to $20,338,000 for the 2002 Six Months from $16,920,000 for the 2001 Six Months, an increase of $3,418,000, or 20%. Approximately 39% of the increase, or $1,340,000, was due to the New Clinics. The remaining 61% increase, or $2,078,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of combined net patient revenues and management contract revenues remained unchanged at 44% for the 2002 and 2001 Six Months.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER Rent, clinic supplies and other increased to $9,763,000 for the 2002 Six Months from $8,462,000 for the 2001 Six Months, an increase of $1,301,000, or 15%. Approximately 75% of the increase, or $979,000, was due to the New Clinics, while 25%, or $322,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related primarily to an increase in rent expense during the 2002 Six Months. Rent, clinic supplies and other as a percent of combined net patient revenues and management contract revenues decreased to 21% for the 2002 Six Months from 22% for the 2001 Six Months.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS The provision for doubtful accounts decreased to $942,000 for the 2002 Six Months from $951,000 for the 2001 Six Months, a decrease of $9,000, or 1%. This decrease was due to a $67,000 decrease in the Mature Clinics, offset by an increase of $58,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased slightly to 2.1% for the 2002 Six Months from 2.5% for the 2001 Six Months.

CORPORATE OFFICE COSTS
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $5,368,000 for the 2002 Six Months from $4,319,000 for the 2001 Six Months, an increase of $1,049,000, or 24%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of combined net patient revenues and management contract revenues increased to 12% for the 2002 Six Months from 11% for the 2001 Six Months.

INTEREST EXPENSE
Interest expense decreased $24,000, or 17%, to $120,000 for the 2002 Six Months from $144,000 for the 2001 Six Months. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of Company common stock. See "Factors Affecting Future Results - Convertible Subordinated Debt."

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS As a percentage of operating income, minority interest declined to 27% from 32% primarily as a result of the purchase of limited partnership interests from minority partners.

PROVISION FOR INCOME TAXES
The provision for income taxes increased to $2,727,000 for the 2002 Six Months from $2,067,000 for the 2001 Six Months, an increase of $660,000, or 32%. During the 2002 and 2001 Six Months, the Company accrued income taxes at effective tax rates of 38% and 39%, respectively. These rates exceeded the U.S. statutory tax rate of 35% due primarily to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2002, the Company had $14,446,000 in cash and cash equivalents available to fund the working capital needs of its operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at June 30, 2002 was $9,364,000 in money market funds invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $6,325,000 from December 31, 2001 to June 30, 2002 was due primarily to cash provided by operating activities of $10,196,000 and proceeds from the exercise of stock options of $2,454,000, offset, in part, by the Company's use of cash to pay notes payable of $698,000, fund capital expenditures for physical therapy equipment and leasehold improvements in the amount of $2,298,000, distribute $2,557,000 to minority investors in subsidiary limited partnerships, buyout a 10% minority investor in four Michigan clinics for $447,000, a 35% minority investor in a Pennsylvania clinic for $220,000 and a 5% minority investor in a Texas clinic for $95,000.

The Company's current ratio increased to 10.33 to 1.00 at June 30, 2002 from
6.03 to 1.00 at December 31, 2001. The increase in the current ratio was due primarily to the increase in cash and cash equivalents, an increase in patient accounts receivable, an increase in other current assets, a decrease in estimated third- party payor (Medicare) settlements and notes payable.

At June 30, 2002, the Company had a debt-to-equity ratio of 0.06 to 1.00 compared to 0.14 to 1.00 at December 31, 2001. The decrease in the debt-to-equity ratio from December 31, 2001 to June 30, 2002 resulted from net income of $4,412,000, the proceeds and tax benefit from the exercise of stock options of $2,454,000 and $3,723,000, respectively, the conversion of $667,000 subordinated notes payable into common stock and the decrease in notes payable of $698,000.

In conjunction with the repurchase of common stock in 2000, the Company entered into a loan agreement with a bank to borrow up to

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

In September 2001, the Board of Directors authorized the purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of the Company's common stock. Any shares purchased will be held as treasury shares and may be used for such valid corporate purposes or retired as the Board of Directors, in its discretion, may deem advisable. As of December 31, 2001, the Company had purchased 135,000 shares of its common stock on the open market for a total of $1,943,000. No shares were purchased during the six months ended June 30, 2002. In July 2002, the Company purchased a total of 400,000 shares of its common stock on the open market for $5,750,000.

The Company does not have credit lines or other arrangements for funding with banks or other institutions. Historically, the Company has generated cash from operations sufficient to fund its development activities and cover operational needs. The Company does not generally acquire new clinics through acquisitions of existing clinics, but develops clinics in a de novo fashion, which management believes generally requires substantially less capital. The Company currently plans to continue adding new clinics on a de novo basis, although this strategy may change from time to time as appropriate opportunities become available. The Company has from time to time purchased minority interests of limited partners in clinic partnerships, including the minority interests purchased in the Michigan, Pennsylvania and Texas clinics referred to previously. In selective cases, the Company may purchase additional minority interests in the future. Generally, any material purchases of minority interests are expected to be accomplished using a combination of common stock and cash.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") which is effective for the Company beginning in 2002 except for certain provisions that were effective July 1, 2001. SFAS 142 requires goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. At June 30, 2002, the Company had approximately $5,292,000 of unamortized goodwill. The adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operation because the Company determined that there was no impairment of goodwill upon adoption of the statement.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. SFAS 145 is effective for the Company beginning in 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 is effective for the Company beginning in 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of June 30, 2002, the Company had 176 clinics in operation, eight of which opened in the 2002 Second Quarter. The Company's goal for 2002 is to open between 35 and 40 clinics. The opening of these clinics is subject to the Company's ability to identify suitable geographic locations and physical and occupational therapists to manage the clinics. The Company's operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics (including, without limitation, salaries and related costs of the physical and/or occupational therapist and other clinic personnel, rent and equipment and other supplies required to open the clinic) and the fact that patient visits and revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of the Company's new clinics, the clinics opened since the 2001 Second Quarter are expected to favorably impact the Company's results of operations for 2002 and beyond.

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

The Convertible Subordinated Notes were convertible at the option of the holders thereof into the number of whole shares of Company common stock determined by dividing the principal amount of the Notes so converted by $3.33 in the case of the Initial Series Notes and the Series C Notes or $4.00 in the case of the Series B Notes. Only $2,333,000 and $3,000,000 of the Series C Notes were outstanding at June 30, 2002 and December 31, 2001, respectively.

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

In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of June 30, 2002, the Company had outstanding $2,333,000 of 8% Convertible Subordinated Notes, Series C, due June 30, 2004 (the "Series C Notes"). The Series C Notes, which were issued in private placement transactions, bear interest at 8% per annum, payable quarterly, and are convertible at the option of the holders thereof into common stock of the Company at any time during the term of the Series C Notes. The conversion price is $3.33 per share, subject to adjustment as provided in the Notes. Based upon the closing price of the Company's common stock on August 7, 2002 of $14.84, as reported by the National Market of Nasdaq, the fair value of the Series C Notes was $10,387,000.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(A) The Company held its 2002 annual meeting of shareholders ("Annual Meeting") on May 21, 2002. At the Annual Meeting, seven directors were elected for one-year terms.

(B) The names of the seven directors elected at the Annual Meeting are as follows: Roy W. Spradlin, Mark J. Brookner, Daniel C. Arnold, Bruce D. Broussard, James B. Hoover, Marlin W. Johnston and Albert L. Rosen.

(C)             The following votes were cast in the election of
                directors:
                                                                    Authority
                  Nominees                      For                 Withheld
                  --------------------       -----------          ------------
                  Roy W. Spradlin            8,795,822              254,496
                  Mark J. Brookner           8,645,196              405,122
                  Daniel C. Arnold           9,017,576              32,742
                  Bruce D. Broussard         9,015,743              34,575
                  James B. Hoover            9,020,193              30,125
                  Marlin W. Johnston         9,018,343              31,975
                  Albert L. Rosen            9,017,526              32,792

There were a total of 9,050,318 shares represented by person or by proxy at the Annual Meeting.

(D)               Not applicable.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(B)             REPORTS ON FORM 8-K

                Simultaneously with filing this Form 10-Q, the Company has filed a Form 8-K related to the certification requirements pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                Section 1350).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       U.S. PHYSICAL THERAPY, INC.




Date: August 14, 2002                  By:  /s/ J. MICHAEL MULLIN
     ----------------                      ----------------------
                                             J. Michael Mullin
                                           Chief Financial Officer
                                          (duly authorized officer
                                           and principal financial
                                                   officer)