Form 10-Q
period 2002-09-30
U S PHYSICAL THERAPY INC /NV
filed 2002-11-15
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 1-11151
                       -------

                           U.S. PHYSICAL THERAPY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                            76-0364866
-------------------------------                      --------------------------
(State or Other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

3040 Post Oak Blvd., Suite 222, Houston, Texas                 77056
----------------------------------------------               ----------
(Address of principal executive officers)                    (Zip Code)

Registrant's telephone number, including area code:  (713) 297-7000
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

          Yes [X]    No

     As of November 12, 2002, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,727,858.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
          Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001                                           3
          Consolidated Statements of Operations for the three
            and nine months ended September 30, 2002 and 2001               5

          Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2002 and 2001                        7

          Notes to Consolidated Financial Statements                        9

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                            14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.       23

Item 4.   Controls and Procedures                                          23

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                24

Signature                                                                  25

Certifications                                                             26

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           September 30,     December 31,
                                                               2002              2001
                                                         ---------------    ---------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $       8,977      $         8,121
  Patient accounts receivable,
    less allowance for doubtful accounts
    of $4,259 and $3,805, respectively                          13,169               12,769
  Accounts receivable - other                                      572                  878
  Other current assets                                           1,782                1,168
                                                         -------------      ---------------
       Total current assets                                     24,500               22,936

Fixed assets:
  Furniture and equipment                                       16,754               14,214
  Leasehold improvements                                         8,660                7,389
                                                         -------------      ---------------
                                                                25,414               21,603
  Less accumulated depreciation
    and amortization                                            15,887               13,798
                                                         -------------      ---------------
                                                                 9,527                7,805
Goodwill, net of amortization of
  $335 and $335, respectively                                    5,582                4,519
Other assets, net of amortization
  of $504 and $501, respectively                                 1,821                1,482
                                                         -------------      ---------------

                                                         $      41,430      $        36,742
                                                         =============      ===============

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           September 30,      December 31,
                                                               2002              2001
                                                          --------------     -------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                 $       518       $        539
  Accrued expenses                                               2,611              2,453
  Estimated third-party payor
    (Medicare) settlements                                          33                113
  Notes payable                                                      4                701
                                                           -----------       ------------
        Total current liabilities                                3,166              3,806

Notes payable - long-term portion                                   19                 21
Convertible subordinated notes payable                           2,333              3,000
Minority interests in subsidiary
  limited partnerships                                           3,328              3,249
Commitments and contingencies                                        -                  -
Shareholders' equity:
  Preferred stock, $.01 par value,
    500,000 shares authorized, -0-
    shares outstanding
  Common stock, $.01 par value,
    20,000,000 shares authorized,
    11,726,510 and 10,688,321 shares
    issued at September 30, 2002 and
    December 31, 2001, respectively                                117                 107
  Additional paid-in capital                                    22,729              15,429
  Retained earnings                                             19,550              13,120
  Treasury stock at cost, 699,700 shares
    held at September 30, 2002 and 149,700
    at December 31, 2001
                                                                (9,812)             (1,990)
                                                           -----------        ------------
        Total shareholders' equity                              32,584              26,666
                                                           -----------        ------------

                                                           $    41,430         $    36,742
                                                           ===========         ===========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended
                                                              September 30,
                                               -------------------------------------------
                                                      2002                      2001
                                               ------------------        -----------------
                                                               (unaudited)
Net patient revenues                           $           23,232        $          19,943
Management contract revenues                                  552                      586
Other revenues                                                 27                       53
                                               ------------------        -----------------
Net revenues                                               23,811                   20,582

Clinic operating costs:
     Salaries and related costs                            10,490                    9,046
     Rent, clinic supplies and other                        5,332                    4,394
     Provision for doubtful accounts                          373                      484
                                               ------------------        -----------------
                                                           16,195                   13,924

Corporate office costs                                      2,970                    2,323
                                               ------------------        -----------------

Operating income before non-
     operating expenses                                     4,646                    4,335

Interest expense                                               47                       62

Minority interests in subsidiary
     limited partnerships                                   1,315                    1,308
                                               ------------------        -----------------

Income before income taxes                                  3,284                    2,965

Provision for income taxes                                  1,266                    1,140
                                               ------------------        -----------------

Net income                                     $            2,018        $           1,825
                                               ==================        =================

Basic earnings per common share                $              .18        $             .18
                                               ==================        =================

Diluted earnings per common share              $              .16        $             .14
                                               ==================        =================

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Nine Months Ended
                                                              September 30,
                                               -------------------------------------------
                                                      2002                      2001
                                               ------------------        -----------------
                                                               (unaudited)
Net patient revenues                           $           68,317        $         57,531
Management contract revenues                                1,710                   1,728
Other revenues                                                 85                     119
                                               ------------------        ----------------
Net revenues                                               70,112                  59,378

Clinic operating costs:
     Salaries and related costs                            30,828                  25,966
     Rent, clinic supplies and other                       15,095                  12,856
     Provision for doubtful accounts                        1,315                   1,435
                                               ------------------        ----------------
                                                           47,238                  40,257
                                               ------------------        ----------------

Corporate office costs                                      8,338                   6,642
                                               ------------------        ----------------

Operating income before non-
     operating expenses                                    14,536                  12,479

Interest expense                                              167                     206

Minority interests in subsidiary
     limited partnerships                                   3,946                   3,942
                                               ------------------        ----------------

Income before income taxes                                 10,423                   8,331

Provision for income taxes                                  3,993                   3,207
                                               ------------------        ----------------

Net income                                     $            6,430        $          5,124
                                               ==================        ================

Basic earnings per common share                $              .58        $            .51
                                               ==================        ================

Diluted earnings per common share              $              .50        $            .40
                                               ==================        ================

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Nine Months Ended
                                                               September 30,
                                               -------------------------------------------
                                                      2002                      2001
                                               ------------------        -----------------
                                                                (unaudited)
OPERATING ACTIVITIES
Net income                                     $        6,430              $    5,124
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization                      2,145                   1,939
     Minority interests in
          earnings of subsidiary
          limited partnerships                          3,946                   3,942
     Provision for doubtful accounts                    1,315                   1,435
     Loss on disposal of fixed
          assets                                            -                       3
     Tax benefit from exercise
          of stock options                              3,969                   2,520
     Deferred taxes                                       225                     315
Changes in operating assets and liabilities:
  Increase in patient accounts
          receivable                                   (1,715)                 (3,130)
  Decrease in accounts receivable -
          other                                           306                      13
  Increase in other assets                             (1,180)                 (1,356)
  Increase in accounts payable
          and accrued expenses                            137                   1,395
  Decrease in estimated third-party
          payor (Medicare) settlements                    (80)                    (61)
                                               -------------------       -----------------
Net cash provided by operating
  activities                                           15,498                  12,139
                                               -------------------        ----------------

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Nine months ended
                                                               September 30,
                                               -------------------------------------------
                                                      2002                      2001
                                               ------------------        -----------------
                                                               (unaudited)

INVESTING ACTIVITIES
Purchase of fixed assets                                   (3,867)                (2,344)
Purchase of intangibles                                    (1,062)                   (30)
Proceeds on sale of fixed assets                                1                      4
                                               ------------------       ----------------
Net cash used in investing
     activities                                            (4,928)                (2,370)
                                               ------------------       ----------------

FINANCING ACTIVITIES
Payment of notes payable                                     (697)                  (910)
Purchase of common stock                                   (7,821)                     -
Purchase of fractional shares on
     three-for-two stock split                                  -                    (11)
Proceeds from investment of
     minority investors in subsidiary
     limited partnerships                                       -                      3
Proceeds from exercise of stock
     options                                                2,671                  1,935
Distributions to minority investors
     in subsidiary limited
     partnerships                                          (3,867)                (3,072)
                                               ------------------       ----------------
Net cash used in financing
     activities                                            (9,714)                (2,055)
                                               ------------------       ----------------
Net increase in cash and cash
     equivalents                                              856                  7,714
Cash and cash equivalents -
     beginning of period                                    8,121                  2,071
                                               ------------------       ----------------
Cash and cash equivalents -
     end of period                             $            8,977       $          9,785
                                               ==================       ================

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Cash paid during the period for:
   Income taxes                                $              707       $            909
                                               ==================       ================
   Interest                                    $              167       $            207
                                               ==================       ================

                 See notes to consolidated financial statements.

                                                         11
                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of our company, U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. We do business through our subsidiary clinic partnerships, in which we generally owned a 1% general partnership interest and a 64% limited partnership interest in our clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of our clinics. In some instances, we have developed satellite clinic facilities as extensions of existing clinics, with the result that some of our clinic partnerships operate more than one clinic location. The minority interests of our partner therapists in the equity and earnings of our clinic limited partnerships are presented separately in the consolidated financial statements.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

We believe, and our President and our Chief Financial Officer have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly our financial position, results of operations and cash flows for the interim periods presented. For further information regarding our accounting policies, please read our audited financial statements included in our Form 10-K for the year ended December 31, 2001.

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results we expect for the entire year.

SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

We primarily bill third-party payors for services at standard rates. Actual payments received from the payors vary based upon the payor's fee schedules, contracts we have signed with the payor, or limits on usual and customary charges. Based upon historical payment data, we record a contractual allowance to reduce gross revenues to the estimated net realizable amount we expect to ultimately collect from payors. The accuracy of our revenue recognition improves with the timely collection of billed amounts, that is, the longer it takes to collect billed revenues the more difficult it is to predict ultimate collectibility.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We review the aging of our accounts and our experience with particular payors at each clinic in determining an appropriate accrual for doubtful accounts. Historically, clinics that have large amounts of older accounts generally have less favorable collection experience, resulting in a higher allowance for doubtful accounts. Accounts that are ultimately determined to be uncollectible are written off against the bad debt allowance.

RESERVE FOR HEALTH INSURANCE

We self-insure our employee health and dental benefits, with reinsurance agreements in place to cover specific claims or total claims exceeding predetermined amounts in the aggregate. Based upon our recent historical trends, estimates of incurred but unpaid claims are recorded in a reserve account within accrued expenses in the balance sheets.

ACCOUNTING FOR INCOME TAXES

We are required to estimate our federal and state income tax liability as well as assess temporary differences between our tax and accounting treatment of some of our expenses, such as bad debt expense and amortization of leasehold improvements. The differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We also assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not recoverable, establish a valuation reserve.

USE OF ESTIMATES

In preparing our financial statements, management makes certain estimates and assumptions that affect the amounts reported in the financial statements and related disclosures.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

COMMON STOCK

On June 28, 2001, we effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders. All share and per share information included in our financial statements and related notes have been adjusted to reflect this stock split.

2.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                -----------------------        ----------------------
                                                  2002            2001           2002          2001
                                                -------         -------        -------        -------
                                                       (in thousands, except per share data)

Numerator:
   Net income                                   $ 2,018         $ 1,825        $ 6,430        $ 5,124
                                                -------         -------        -------        -------
   Numerator for basic
     earnings per share                         $ 2,018          $1,825         $6,430         $5,124
   Effect of dilutive
     securities:
     Interest on convertible
     subordinated notes payable                      31              40            108            125
                                                -------         -------        -------        -------
   Numerator for diluted earnings
     per share-income available
     to common stockholders after
     assumed conversions                        $ 2,049         $ 1,865        $ 6,538        $ 5,249
                                                =======         =======        =======        =======

Denominator:
   Denominator for basic
     earnings per share--
     weighted-average shares                     11,178          10,270         10,990          9,997
   Effect of dilutive securities:
     Stock options                                1,002           2,017          1,308          2,087
     Convertible subordinated
       notes payable                                700             900            748            945
                                                -------         -------        -------        -------
     Dilutive potential common
       shares                                     1,702           2,917          2,056          3,032
                                                -------         -------        -------        -------
     Denominator for diluted
       earnings per share--adjusted
       weighted-average shares
       and assumed conversions                   12,880          13,187         13,046         13,029
                                                =======         =======        =======        =======

Basic earnings per common share                 $   .18         $   .18        $   .58        $   .51
                                                =======         =======        =======        =======

Diluted earnings per common share               $   .16         $   .14        $   .50        $   .40
                                                =======         =======        =======        =======

3.  INCOME TAXES

Significant components of our provision for income taxes were as follows:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                  -----------------------            --------------------
                                                    2002            2001               2002        2001
                                                  --------        -------            --------    --------
                                                                        (in thousands)
Current:
     Federal                                      $  1,144        $  1,272           $  3,630    $  3,006
     State                                             193             183                588         516
                                                  --------         -------           --------    --------
     Total current                                   1,337           1,455              4,218       3,522
                                                  --------         -------           --------    --------
Deferred:
     Federal                                           (71)           (315)              (225)       (315)
     State                                               -               -                  -           -
                                                  --------         -------           --------    --------
     Total deferred                                    (71)           (315)              (225)       (315)
                                                  --------         -------           --------    --------
Total income tax provision                        $  1,266         $ 1,140           $  3,993    $  3,207
                                                  ========         =======           ========    ========

4.  CONVERTIBLE SUBORDINATED DEBT

In May 1994 we issued $3,000,000 of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of our common stock determined by dividing the principal amount of the Notes being converted by $3.33. In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2,333,000 at September 30, 2002 and $3,000,000 at December 31, 2001.

In January 2001, $650,000 of an earlier series of notes was converted into 195,000 shares of common stock; at that time we exercised our right to require conversion of the remaining balance of $3,550,000 of several outstanding series of notes into 1,002,500 shares of common stock.

The debt conversions increased our shareholders' equity by the carrying amount of the debt converted less unamortized deferred financing costs, thus improving our debt to equity ratio and favorably impacting results of operations and cash flow due to the interest savings in 2001 before income taxes of approximately $400,000.

5.  PURCHASE OF COMMON STOCK

In September 2001 the Board of Directors authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Any shares purchased will be held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of December 31, 2001, we had purchased 135,000 shares of our common stock on the open market for a total of $1,943,000. In July and August 2002, we purchased a total of 550,000 shares of our common stock on the open market for $7,821,000.

6.  GOODWILL-ADOPTION OF STATEMENT 142

In January 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142"), which requires that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires that the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually, and upon the occurrence of certain events; such assets must be written down to fair value if considered impaired. We completed our initial impairment review upon adoption and determined that there was no impairment. We plan to perform our annual impairment review during the fourth quarter of each year, commencing this year. At September 30, 2002, we had $5,582,000 of unamortized goodwill.

Net income excluding goodwill amortization expense is as follows:

                                       Three Months Ended       Nine Months Ended
                                          September 30,            September 30,
                                       --------------------     -------------------
                                         2002        2001         2002       2001
                                       --------    --------     --------   --------
                                                       (in thousands)
Net income as reported                 $  2,018    $  1,825     $  6,430   $  5,124
Add back:
     Goodwill amortization,
       net of tax                             -          13            -         32
                                       --------    --------     --------   --------
Adjusted net income                    $  2,018    $  1,838     $  6,430   $  5,156
                                       ========    ========     ========   ========

The exclusion of goodwill amortization had no material effect on basic or diluted earnings per common share.

7.  ACQUISITION OF EQUITY INTERESTS

On December 31, 2001, we purchased a 35% minority interest in a limited partnership that owns four clinics in Michigan for consideration aggregating $1,511,000 in the form of 67,100 shares of restricted stock and a note for $435,000, which note was paid in January 2002. Additional consideration may be paid in the future based upon performance of the clinics. As part of the purchase, we paid the minority partner $261,000 in undistributed earnings, which amount was also paid in January 2002.

On January 31, 2002, we purchased a 10% minority interest in a limited partnership that owns four clinics in Michigan for $447,000. As part of the purchase, we paid the minority partner $65,000 in undistributed earnings.

On June 1, 2002, we purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Like the other purchases we paid the minority partner $73,000 in undistributed earnings. In July we sold 17.5% of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company is recognizing the gain based upon the installment method.

On June 1, 2002, we purchased a 5% minority interest in a limited partnership for $95,000 and as part of the purchase paid the minority partner $8,000 in undistributed earnings.

On August 31, 2002, we purchased the 30% minority interest in a limited partnership for $244,000 cash plus forgiveness of a $75,000 note receivable from the minority partner. We also paid the minority partner $19,000 in undistributed earnings.

On September 1, 2002, we purchased the 35% minority interest in a limited partnership for $54,000. Also on September 1, 2002, the Company purchased 65% of a speech therapy company for $26,000.

8.  SUBSEQUENT EVENT

In October 2002, we purchased 100,000 shares of our common stock on the open market at an aggregate cost of $1,012,000. To date, we have purchased a total of 785,000 shares of the 1,000,000 shares originally authorized for purchase by our Board of Directors in September 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate outpatient physical and occupational therapy clinics which provide post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 2002, we operated 190 outpatient physical and occupational therapy clinics in 31 states. The average age of the 190 clinics in operation at September 30, 2002 was 4.14 years.

In addition to the facilities we own, in whole or in part, at September 30, 2002 we also managed six physical therapy facilities for third parties, including physicians.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data:

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                          ----------------------        ----------------------
                                                            2002          2001            2002           2001
                                                          --------      --------        --------     ---------
Working days                                                    64            63             191          191
Average visits per day per clinic                             21.7          22.9            22.7         22.8
Total patient visits                                       252,000       221,000         745,000      640,000
Per visit:
    Net revenues                                          $  94.49      $  93.13        $  94.11     $  92.78
    Salaries and related costs                              (41.63)       (40.93)         (41.38)      (40.57)
    Rent, clinic supplies and other                         (21.16)       (19.88)         (20.26)      (20.09)
    Provision for doubtful accounts                          (1.48)        (2.19)          (1.77)       (2.24)
                                                          --------      --------        --------     --------
        Contribution from clinics                            30.22         30.13           30.70        29.88
    Corporate office costs                                  (11.79)       (10.51)         (11.19)      (10.38)
                                                          --------      --------        --------     --------
        Operating income                                  $  18.43      $  19.62        $  19.51     $  19.50
                                                          ========      ========        ========     ========

Because many expenses are not affected by the number of working days, expenses on a per visit basis generally decline as the number of working days in a period increases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NET PATIENT REVENUES

        o Net patient revenues increased to $23,232,000 for the three months ended September 30, 2002 ("2002 Third Quarter") from $19,943,000 for the three months ended September 30, 2001 ("2001 Third Quarter"), an increase of $3,289,000, or 16%.

        o Total patient visits increased 31,000, or 14%, to 252,000 for the 2002 Third Quarter from 221,000 for the 2001 Third Quarter. We believe that the growth in visits for the quarter was negatively impacted by the economy.

        o Net patient revenues from the 36 clinics developed since the 2001 Third Quarter (the "New Clinics") accounted for approximately 44% of the increase, or $1,449,000.

        o The remaining increase of $1,840,000 in net patient revenues was from the 154 clinics opened before the end of the 2001 Third Quarter (the "Mature Clinics"). Of the $1,840,000 increase in net patient revenues from the Mature Clinics, $1,420,000 was due to a 7% increase in the number of patient visits, while $420,000 was due to a 2% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker's compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect contractual and other adjustments, which we evaluate quarterly, relating to patient discounts from certain payors.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of revenues were 68% for both the 2002 Third Quarter and the 2001 Third Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $10,490,000 for the 2002 Third Quarter from $9,046,000 for the 2001 Third Quarter, an increase of $1,444,000, or 16%. Approximately 54% of the increase, or $783,000, was incurred at the New Clinics. The remaining 46% increase, or $661,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of revenues remained unchanged at 44% for the 2002 and 2001 Third Quarters.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $5,332,000 for the 2002 Third Quarter from $4,394,000 for the 2001 Third Quarter, an increase of $938,000, or 21%. Approximately 65% of the increase, or $609,000, was incurred at the New Clinics, while 35%, or $329,000, of the increase was incurred at the Mature Clinics. Rent, clinic supplies and other as a percent of revenues increased to 22% for the 2002 Third Quarter from 21% for the 2001 Third Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts decreased to $373,000 for the 2002 Third Quarter from $484,000 for the 2001 Third Quarter, a decrease of $111,000, or 23%. This decrease was due to a $24,000 increase generated at the New Clinics, offset by a $135,000 decrease at the Mature Clinics as a result of better collection efforts. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.6% for the 2002 Third Quarter from 2.4% for the 2001 Third Quarter. The Company's allowance for bad debts as a percent of total patient accounts receivable was 24% at September 30, 2002, as compared to 23% at September 30, 2001.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $2,970,000 for the 2002 Third Quarter from $2,323,000 for the 2001 Third Quarter, an increase of $647,000, or 28%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of revenues increased to 12.5% for the 2002 Third Quarter from 11.3% for the 2001 Third Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased $7,000, or 1%, to $1,315,000 for the 2002 Third Quarter from $1,308,000 for the
2001 Third Quarter. As a percentage of operating income, minority interest declined to 28% from 30% primarily because of our purchase of limited partnership interests from minority partners.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,266,000 for the 2002 Third Quarter from $1,140,000 for the 2001 Third Quarter, an increase of $126,000, or 11%. During the 2002 Third Quarter, we accrued state and federal income taxes at an effective tax rate of 38.6% as compared to 38.4% in the 2001 Third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

NET PATIENT REVENUES

     o Net patient revenues increased to $68,317,000 for the nine months ended September 30, 2002 ("2002 Nine Months") from $57,531,000 for the nine months ended September 30, 2001 ("2001 Nine Months"), an increase of $10,786,000, or 19%.

     o Total patient visits increased 105,000, or 16%, to 745,000 for the 2002 Nine Months from 640,000 for the 2001 Nine Months. We believe that the growth in visits in the first quarter of 2002 was negatively impacted by the very mild winter in the north and northeast where we have many clinics, resulting in fewer winter sports and weather related injuries in such areas than occur when there is more snow and ice. Beginning in the third quarter of 2002, we believe that the growth in visits was unfavorably impacted by the economy.

     o Net patient revenues from the 36 clinics developed since the 2001 Nine Months (the "New Clinics") accounted for approximately 26% of the increase, or $2,803,000.

     o The remaining increase of $7,983,000 in net patient revenues comes from those 154 clinics opened before the 2001 Nine Months (the "Mature Clinics"). Of the $7,983,000 increase in net patient revenues from the Mature Clinics, $6,755,000 was due to an 11.7% increase in the number of patient visits, while $1,228,000 was due to a 2% increase in the average net revenue per visit.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of revenues decreased to 67% for the 2002 Nine Months from 68% for the 2001 Nine Months.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $30,828,000 for the 2002 Nine Months from $25,966,000 for the 2001 Nine Months, an increase of $4,862,000, or 19%. Approximately 33% of the increase, or $1,594,000, was due to the New Clinics. The remaining 67% increase, or $3,268,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of revenues remained unchanged at 44% for the 2002 and 2001 Nine Months.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $15,095,000 for the 2002 Nine Months from $12,856,000 for the 2001 Nine Months, an increase of $2,239,000, or 17%. Approximately 53% of the increase, or $1,187,000, was due to the New Clinics, while 47%, or $1,052,000, of the increase was due to the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics related primarily to an increase in rent and group insurance during the 2002 Nine Months. Rent, clinic supplies and other as a percent of revenues was 22% for both the 2002 Nine Months and the 2001 Nine Months.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts decreased to $1,315,000 for the 2002 Nine Months from $1,435,000 for the 2001 Nine Months, a decrease of $120,000, or 8%. This decrease was due to a $173,000 decrease in the Mature Clinics, offset by an increase of $53,000 related to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.9% for the 2002 Nine Months from 2.5% for the 2001 Nine Months. The Company's allowance for bad debts as a percent of total patient accounts receivable was 24% at September 30, 2002, as compared to 23% at September 30, 2001.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $8,338,000 for the 2002 Nine Months from $6,642,000 for the 2001 Nine Months, an increase of $1,696,000, or 26%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of revenues increased to 12% for the 2002 Nine Months from 11% for the 2001 Nine Months.

INTEREST EXPENSE

Interest expense decreased $39,000, or 19%, to $167,000 for the 2002 Nine Months from $206,000 for the 2001 Nine Months. This decrease in interest was primarily due to the conversion of $5,050,000 of convertible subordinated debt into shares of our common stock.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

As a percentage of operating income, minority interest declined to 27% from 32% primarily as a result of the purchase of limited partnership interests from minority partners.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $3,993,000 for the 2002 Nine Months from $3,207,000 for the 2001 Nine Months, an increase of $786,000, or 25%. During the 2002 Third Quarter, we accrued state and federal income taxes at an effective tax rate of 38.3% as compared to 38.5% in the 2001 Third quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $8,977,000 in cash and cash equivalents available to fund the working capital needs of our operating subsidiaries, future clinic developments, acquisitions and investments. Included in cash and cash equivalents at September 30, 2002 was $3,515,000 in money market funds invested in short-term debt instruments issued by an agency of the U.S. Government.

The increase in cash of $856,000 from December 31, 2001 to September 30, 2002 was due primarily to cash provided by operating activities of $15,498,000 and proceeds from the exercise of stock options of $2,671,000, offset in part by (a) our payment of notes in the amount of $698,000, (b) funding capital expenditures for physical therapy equipment and leasehold improvements in the amount of $3,867,000, (c) distributing $3,867,000 to minority investors in subsidiary limited partnerships, (d) purchasing intangibles of $1,062,000, primarily relating to the buying out of minority partners, and (e) purchasing of 550,000 of the Company's common stock for $7,821,000.

Our current ratio increased to 7.74 to 1.00 at September 30, 2002 from 6.03 to
1.00 at December 31, 2001. The increase in the current ratio was due primarily to the increase in cash and cash equivalents, an increase in patient accounts receivable, an increase in other current assets, a decrease in estimated third-party payor (Medicare) settlements and notes payable.

At September 30, 2002, we had a debt-to-equity ratio of 0.07 to 1.00 compared to
0.14 to 1.00 at December 31, 2001, such decrease resulting from an increase in equity from net income of $6,430,000 for the 2002 Nine Months; the proceeds of $2,671,000 and tax benefit of $3,969,000 from the exercise of stock options; the conversion of $667,000 subordinated notes payable into common stock; and a decrease in notes payable of $698,000.

In September 2001 the Board of Directors authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Any shares purchased will be held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of December 31, 2001, we had purchased 135,000 shares of our common stock on the open market for a total of $1,943,000. In July and August 2002, we purchased a total of 550,000 shares of our common stock on the open market for $7,821,000. In October, 2002, we purchased 100,000 shares on the open market for $1,012,000.

We do not currently have credit lines or other arrangements for funding with banks or other institutions. Historically, we have generated cash from operations sufficient to fund our development activities and meet operational needs. We do not generally acquire new clinics through acquisitions of existing clinics; rather we develop new clinics using physical therapists known in a particular community or market area, which we believe generally requires substantially less capital. We currently plan to continue adding new clinics, although this strategy may change from time to time as appropriate opportunities become available. In selective cases, we have purchased minority interests of limited partners in clinic partnerships. We may purchase additional minority interests in the future. Any material purchases of minority interests are expected to be accomplished using a combination of common stock and cash.

We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development goals and any purchases of minority interests through at least 2003.

RECENTLY PROMULGATED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "SFAS 141"), "Business Combinations." SFAS 141 eliminates the pooling of interests method of accounting and requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on our business because we had no planned or pending acquisitions that would have met the requirements for use of the pooling of interests method.

Also in July 2001, the FASB issued SFAS 142.  See Note 6.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion

No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for us beginning in 2003. We do not expect the adoption of SFAS 145 to have a material impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 is effective for us beginning in 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

CLINIC DEVELOPMENT

As of September 30, 2002, we had 190 clinics in operation, fourteen of which opened in the 2002 Third Quarter. Our goal for 2002 is to open between 35 and 40 clinics. The opening of these clinics in the future is dependent upon our ability to identify suitable geographic locations and physical and occupational therapists to manage the clinics. Our operating results will be impacted by initial operating losses from the new clinics. During the initial period of operation, operating margins for newly opened clinics tend to be lower than more seasoned clinics due to the start-up costs of newly opened clinics and the fact that patient visits and revenues tend to be lower in the first year of a new clinic's operation and increase significantly over the subsequent two to three years. Based on historical performance of our new clinics, the clinics opened since the 2001 Third Quarter are expected to favorably impact our results of operations for 2002 and beyond.

CONVERTIBLE SUBORDINATED DEBT

See Note 4.

MEDICARE REGULATIONS

Reimbursement for outpatient therapy services provided to Medicare beneficiaries is made pursuant to a fee schedule published by the Department of Health and Human Services, and the total amount that may be paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. On November 29, 1999, President Clinton signed into law the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 which, among other provisions, placed a two-year moratorium on the $1,500 reimbursement limit for Medicare therapy services provided in 2000 and 2001. On December 21, 2000, the President signed into law the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 which, among other provisions, extended the moratorium for one year through December 31, 2002. We do not generally treat long-term complicated rehabilitation cases; therefore, should the $1,500 reimbursement limit become effective in 2003, we do not anticipate a material impact on revenues in 2003.

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates," "believes," "estimates," "intends," "expects," "plans," "should", "appear" and "goal" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, among other things:

        o general economic, business, and regulatory conditions discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Future Results";

        o    our competition;

        o federal regulations discussed under the heading "Factors Affecting Future Results - Medicare Regulation";

        o the availability of sufficient numbers of physical therapists with a following in the community for us to realize our plan to expand the number of our clinics; and

        o    weather.

Most of these factors are beyond our control.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") for more information on these factors. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As of September 30, 2002, we had outstanding $2,333,000 in the form of a Series C Note due June 30, 2004. See Note 4. The Series C Note bears interest at 8% per annum, payable quarterly, and is convertible at the option of the holder thereof into our common stock at any time. The conversion price is $3.33 per share, subject to adjustment as provided in the Note. Based upon the closing price of our common stock on November 11, 2002 of $10.65, as reported by the National Market of Nasdaq, the fair value of the Series C Note was $7,461,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report, the Chief Executive Officer and Chief Financial Officer of U.S. Physical Therapy, Inc. have concluded that the disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS


EXHIBIT NO.         DESCRIPTION

99.1                Certification of Periodic Report


(B) REPORTS ON FORM 8-K

On August 14, 2002, the Company filed a form 8-K related to the certification requirements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                            U.S. PHYSICAL THERAPY, INC.



Date: November 14, 2002                     By:  /s/ J. MICHAEL MULLIN
      -----------------                        -----------------------
                                               J. Michael Mullin
                                               Chief Financial Officer
                                               (duly authorized officer
                                               and principal financial

CERTIFICATIONS
--------------

I, Roy Spradlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Physical Therapy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying
officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                   /s/ Roy Spradlin
                                                   ----------------
                                                   Roy Spradlin
                                                   Chairman, President and
                                                   Chief Executive Officer

CERTIFICATIONS
--------------

I, J. Michael Mullin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of U.S. Physical Therapy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                                /s/ J. MICHAEL MULLIN
                                                ---------------------
                                                J. Michael Mullin
                                                Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

Exhibit 99.1                    Certification of Periodic Report