Form 10-K
period 2002-12-31
U S PHYSICAL THERAPY INC /NV
filed 2003-03-31
CIK 885978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11151

                          U.S. PHYSICAL THERAPY, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                       76-0364866
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  1300 WEST SAM HOUSTON PARKWAY, SUITE 300,                        77043
                HOUSTON, TEXAS                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-7000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NOT
                                   APPLICABLE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          Common Stock, $.01 par value
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     As of June 28, 2002, based upon the closing price on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $135,793,371

     As of March 18, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,878,371

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                            PART OF FORM 10-K
                          --------                            -----------------
Portions of Definitive Proxy Statement for the 2003 Annual
  Meeting of Shareholders                                        PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities and Exchange Act of 1934. These statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates," "believes," "estimates," "intends," "expects," "plans," "should," "appear" and "goal" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, among other things:

     - general economic, business, and regulatory conditions;

     - competition discussed under the heading "Competition" below;

     - federal and state regulations discussed under the heading "Regulation and Healthcare Reform" below;

     - the availability of sufficient numbers of physical therapists with a following in the community for us to realize our plan to expand the number of our clinics by 20% of our base per year, discussed under the heading "Factors Affecting Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors", below; and

     - weather.

     These factors are beyond our control.

     Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the "SEC") for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.

                                     PART I

ITEM 1. OUR BUSINESS.

GENERAL

     Our company, U.S. Physical Therapy, Inc., through our subsidiaries, operates outpatient physical and occupational therapy clinics which provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. U.S. Physical Therapy, Inc. was formed in April 1992 under the corporate laws of the state of Nevada. We are organized as a Nevada corporation with operating subsidiaries organized in the form of limited partnerships and wholly-owned corporations. Unless the context otherwise requires, references in this Form 10-K to "we", "our" or "us" includes U.S. Physical Therapy, Inc. and all our subsidiaries.

     At December 31, 2002, we operated 202 outpatient physical and occupational therapy clinics in 34 states. Our strategy is to develop and acquire outpatient clinics on a national basis, though our clinics are currently concentrated in 6 states -- Texas, Michigan, Wisconsin, Florida, Virginia and New Jersey. The average age of the 202 clinics in operation at December 31, 2002 was 4.15 years. We developed 196 of the clinics and acquired six.

     Our clinics provide pre- and post-operative treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Our clinics initially perform a tailored and comprehensive evaluation of each patient, which is then followed by a treatment plan specific to the injury. The treatment plan may include a number of procedures, including ultrasound, electrical stimulation, hot packs, iontophoresis, therapeutic exercise, manual therapy techniques, education on management of daily life skills and home exercise programs. A clinic's business primarily comes from referrals by local physicians. The principal sources of payment for the clinics' services are commercial health insurance, workers' compensation insurance, managed care programs, Medicare and proceeds from personal injury cases.

     We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering them a competitive salary; a bonus based on his or her clinic's net revenue and profitability; and a share of the profits of the clinic operated by that therapist.

     In addition to our owned clinics, we also manage five physical therapy facilities for third parties, including physicians.

     On January 5, 2001, we effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of December 27, 2000. On June 28, 2001, we effected a three-for-two common stock split in the form of a 50% stock dividend to stockholders of record as of June 7, 2001. Fractional shares resulting from the three-for-two stock split were paid to shareholders in cash. All share and per share amounts stated in this report have been adjusted to reflect the effect of the stock splits.

     Our principal executive offices are located at 1300 West Sam Houston Parkway, Suite 300, Houston, Texas 77042, and our telephone number is (713) 297-7000.

OUR CLINICS

     Most of our clinics are owned by limited partnerships (the "Clinic Partnerships") in which we own the general partnership interest, and the managing therapists of the clinics own limited partnership interests. The therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Increasingly we have developed satellite clinic facilities that are extensions of existing clinics; accordingly Clinic Partnerships may consist of more than one clinic location. As of December 31, 2002, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to 73% of our clinics, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships the managing therapist of each clinic (along with other therapists at the clinic in several of the partnerships) own the remaining limited partnership interests in the Clinic Partnerships.

     In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% profit interest in his or her Clinic Partnership which increases by 3% at the end of each year until his or her interest reaches 35%. We have recently revised our accounting for these Clinic Partnership interests owned by the therapist partners; as to Clinic Partnerships formed after January 18, 2001, profit allocated to therapist partners is treated as compensation expense. See "Significant Accounting Policies" -- Note 2 in Item 8.

     We also own 43 clinics that have no therapist partner; the managing director therapist participates in a profit interest program similar to our partnership agreements, without having any ownership interest in the clinic. Given our change in accounting for therapist partners, we may expand our number of wholly owned clinics.

     Typically each therapist partner or director enters into an employment agreement for a term ranging from one to two years with his or her Clinic Partnership; each agreement provides for a covenant not to compete during his or her employment and for two years thereafter. Under each employment agreement the therapist partner receives a base salary and a bonus based on the net revenues or operating profit generated by his or her Clinic Partnership. Each employment agreement provides that upon termination we can require the therapist to sell his or her partnership interest in the Clinic Partnership to us or the Clinic Partnership for the amount of his or her capital account if the termination is for "cause" or for breach of the employment agreement; if the termination is occasioned by or because of the therapist's death or disability, or the expiration of the initial or any extended term of the employment agreement, the buy out price is for an amount set in a predetermined formula based on a multiple of prior profitability.

     Each clinic maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, third-party payor contracts and centralized management practices. Under a management agreement, one of our subsidiaries provides a variety of services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and procedures and training of office support personnel, operational direction, ongoing accounting services and marketing support.

     Our typical clinic occupies approximately 1,500 to 3,000 square feet of space under a lease in an office building or shopping center. We attempt to lease ground level space for ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than hospital clinics. Typical minimum staff at a clinic consists of a licensed physical or occupational therapist and an office manager. As patient visits grow, staffing may also include additional physical or occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. All therapy services are performed under the direct supervision of a licensed therapist.

     We currently provide services at our clinics only on an outpatient basis. Patients are usually treated for approximately one hour per day, two to five times a week, typically for two to six weeks. We generally charge for treatment on a "per procedure" basis. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the method of providing our services, with an emphasis on cost containment.

RISK FACTORS

     Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and readers of this Annual Report on Form 10-K should take such risks into account in evaluating our company or making any decision to invest in us. This section does not describe all risks applicable to our company, our industry or our business, and it is intended only as a summary of material factors affecting our business.

  We depend upon reimbursement by third-party payors.

     Substantially all of our revenues are derived from private and governmental third-party payors. In 2002, approximately 79% of our revenues were derived from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources, approximately 20% from Medicare and approximately 1% from Medicaid. Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. We also receive payments from the Medicare program under a fee schedule. These payments will be subject to an annual limit of $1,590 per patient, effective for services rendered on or after July 1, 2003. Bills have been introduced in both houses of Congress (S569/HR1125) to permanently repeal this financial limit on therapy services, but if not repealed such limitation could have a adverse impact on our revenues beginning in 2004. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business. See "Our Business -- Regulation and Healthcare Reform" in Item 1.

  We depend upon the cultivation and maintenance of established relationships with the physicians in our markets.

     Our success is dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relations with these physicians. Physicians referring patients to our clinics are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our business may decrease and our net operating revenues may decline.

  We also depend upon our ability to recruit and retain experienced physical therapists who have established relationships with the physicians in our markets.

     As mentioned above, our revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our therapists are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced and established therapists, our business may decrease and our net operating revenues may decline. Periodically, we have clinics in isolated communities that are temporarily unable to operate due to the unavailability to identify partner caliber therapists.

  Our revenues may decline due to weather.

     We have a significant number of clinics in states that normally experience snow and ice during the winter months. Extended periods of severe snow and ice could cause the inability of our staff or patients to travel to our clinics, which may cause a decrease in our net operating revenues. Winter months in which snow is minimal for states in which we have clinics may also result in reduced revenues because of the lower incident of injuries resulting from winter sports and accidents.

  Our revenues may decline during prolonged economic slow down or recession.

     Our revenues are a reflection of the number of visits made by patients to our clinics. Some therapy and some surgical treatments that lead to patient need for therapy are elective or can be deferred. During periods of high unemployment or general economic decline, patient visits decline.

  Our operations are subject to extensive regulation.

     The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

     - facility and professional licensure, including certificates of need;

     - conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self- referral;

     - addition of facilities and services; and

     - payment for services.

     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including our line of business. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See "Our Business -- Regulation and Healthcare Reform" in Item 1.

  Healthcare reform legislation may affect our business.

     In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may be material to our business, financial condition or results of operations.

  We operate in a highly competitive industry.

     We encounter competition from local, regional or national entities, some of which have superior competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. See "Our Business -- Competition" in Item 1.

FACTORS INFLUENCING DEMAND FOR THERAPY SERVICES

     We believe that the following factors, among others, influence the growth of outpatient physical and occupational therapy services:

     - Economic Benefits of Therapy Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, continuously seek ways to save on the cost of traditional healthcare services. We believe that our therapy services provide a cost-effective way to prevent short-term disabilities from becoming chronic conditions and to speed recovery from surgery and musculoskeletal injuries.

     - Earlier Hospital Discharge. Changes in health insurance reimbursement, both public and private, have encouraged the early discharge of patients to reduce costs. We believe that early hospital discharge practices foster greater demand for outpatient physical and occupational therapy services.

     - Aging Population. The elderly population has a greater incidence of major disability. As this segment of the population grows, we believe that demand for rehabilitation services will expand.

MARKETING

     We focus our local marketing efforts on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

SOURCES OF REVENUE

     Payor sources for clinic services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment of normal deductibles and co-insurance payments. Workers' compensation laws generally require employers to provide, directly or indirectly through insurance, for their employees' costs of medical rehabilitation from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. Bad debt reserves relating to personal injury accounts receivable are regularly reviewed and adjusted as appropriate.

     The following table shows our payor mix for the years ended:

                                                DECEMBER 31, 2002       DECEMBER 31, 2001
                                              ----------------------   --------------------
                                                          PAYOR MIX              PAYOR MIX
PAYOR                                          VISITS     PERCENTAGE   VISITS    PERCENTAGE
-----                                         ---------   ----------   -------   ----------
Commercial Health Insurance.................    278,000      27.7%     242,000      27.8%
Managed Care Programs.......................    289,000      28.8%     239,000      27.4%
Workers' Compensation Insurance.............    176,000      17.5%     177,000      20.3%
Medicare/Medicaid...........................    213,000      21.2%     165,000      19.0%
Other.......................................     48,000       4.8%      48,000       5.5%
                                              ---------     ------     -------     ------
  Total.....................................  1,004,000     100.0%     871,000     100.0%
                                              =========     ======     =======     ======

     Our business also depends to a significant extent on our relationships with commercial health insurers, workers' compensation insurers, and health maintenance organizations and preferred provider organizations. In some geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans to obtain payments. As to these clinics, failure to obtain or maintain these approvals would adversely affect their financial results.

     Approximately 20% of our visits are from patients with Medicare insurance coverage. To receive Medicare reimbursement, a rehabilitation agency or the individual therapist must meet applicable participation conditions set by HHS (the Health and Human Services Department of the federal government) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS periodically inspects or surveys clinics for compliance. As of December 31, 2002, 159 of our clinics have been certified as rehabilitation agencies by Medicare and an additional 27 clinics, not certified as rehabilitation agencies, have individual therapists certified by Medicare to provide services as physical therapists in private practice. We anticipate that newly developed clinics will generally elect to become certified as Medicare providers. No assurance can be given that the newly developed clinics will be successful in becoming certified as Medicare providers.

     Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. After a three year moratorium, this financial limitation on therapy services will be implemented for services rendered on or after July 1, 2003. The total amount paid by Medicare in any one year has been adjusted up to $1,590, and the full amount will be available for the six month period between July 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. Legislation has been introduced in both houses of Congress (S569/HR1125) to permanently repeal this financial limit on therapy services. If the limit had been in effect as of July 1, 2002, we estimate that Medicare payments exceeding the cap for 2002 would have been $1.2 million. The potential negative impact on revenue could be reduced by receiving payments from secondary insurance carriers, patients electing to self-pay, and most importantly by replacing lost revenues by more aggressive marketing efforts focused on decreasing Medicare as a percentage of our total business. In the event such negative impact is not mitigated by such efforts, the limit could have a adverse impact on 2004 income (potentially as much as a 10% reduction) since the limit will apply for the entire year.

     Medicare regulations require that a physician certify the need for therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised. State Medicaid programs generally do not provide coverage for outpatient physical or occupational therapy; thus Medicaid is not, nor is it expected to be, a material payor for us.

REGULATION AND HEALTHCARE REFORM

     Numerous federal, state and local regulations regulate healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for and financial feasibility of new facilities or the commencement of new healthcare services). Based on our operating experience to date, we believe that our business as presently conducted does not require certificates of need or other facility approvals or licenses. Our therapists, however, are required to be licensed. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

     Regulations Controlling Fraud and Abuse. Various federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the "Fraud and Abuse Law"), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. We believe that our billing procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their application is not currently known.

     In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services issued regulations describing compensation arrangements that fall within a "Safe Harbor" and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

     Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law and falls outside the scope of the Safe Harbors. Nonetheless, we believe that these arrangements comply with the Fraud and Abuse Law, even though federal courts provide little guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have a material adverse effect on our business, financial condition and results of operations.

     In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG is concerned that in these arrangements, rental payments may be disguised kickbacks to the physician-landlords to induce referrals. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. We rent clinic space for a number of our clinics from referring physicians and have taken the appropriate steps that we believe are necessary to assure that all leases comply with the space rental Safe Harbor to the Fraud and Abuse Law.

     Stark II. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") prohibits referrals by a physician for "designated health services" to an entity in which the physician or family member has an investment interest or other financial relationship, with several exceptions. This law applies to us.

     The Stark Law covers a management contract with a physician group and any financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral Several states have enacted laws similar to the Stark Law, but these state laws cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

     HIPAA. In an effort to further combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. Additionally, HIPAA mandates the adoption of standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information and standards relating to the privacy of health information and security of electronic health information. We must fully comply with the standards for the exchange of electronic healthcare information by October 16, 2003. We must fully comply with the standards relating to privacy of protected health information by April 14, 2003. Finally, we must comply with HIPAA standards for the security of electronic health information by April 21, 2005. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

     We cannot predict what effect, if any, the expanded enforcement authorities will have on our business. We believe that our operations comply with HIPAA requirements. We expect that our costs of compliance with HIPAA will not have a material effect on our business, financial condition or results of operations.

     Other Regulatory Factors. Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States Congress, state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand reduced costs. For instance, managed care entities, which represent an ever-growing percentage of healthcare payors, are demanding lower reimbursement rates from healthcare providers, and in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

COMPETITION

     The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and in which providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. Our clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

     Of these sources, we believe acute care hospital outpatient therapy clinics and private therapy clinic organizations are our primary competitors. We will face more intense competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately-owned therapy practices.

     We believe that our strategy of providing key therapists in a community with an opportunity to participate in clinic profitability provides us with a competitive advantage because their participation helps ensure the commitment of local management to the success of the clinic and minimizes turnover of managing therapists.

     We also believe that our competitive position is enhanced by our strategy of locating our clinics, when possible, on the ground floor of office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than hospital clinics. Finally, we believe that we can generally provide services at a lower cost than hospitals due to hospitals' higher overhead.

EMPLOYEES

     At December 31, 2002, we employed 1,239 total employees, of which 880 were full-time employees. At that date, none of our employees were governed by collective bargaining agreements or were members of unions. We consider our relations with our employees to be good.

     In the states in which our current clinics are located, persons performing physical and occupational therapy services are required to be licensed by the state. All persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at http://www.usphysicaltherapy.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

     We lease all of the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of two clinics located in Brownwood, Texas and Mineral Wells, Texas, which we own. In addition, we own a building relating to a closed facility, which is for sale, in Clovis, New Mexico. We intend to lease the premises in which new clinics will be located except in rare instances in which leasing is not a cost effective alternative. Our typical clinic occupies 1,500 to 3,000 square feet.

     We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in June 2010. We currently occupy approximately 35,000 square feet of space (including allocations for common areas) at our executive offices and have the option to lease an additional 24,000 square feet.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, we do not believe the impact of existing lawsuits or other proceedings would have a material impact on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE QUOTATIONS

     Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "USPH." As of March 18, 2003, there were 41 holders of record of our outstanding common stock. The range of Nasdaq reported trading prices shown below reflects the two-for-one stock split on January 5, 2001, to holders of record as of December 27, 2000 and the three-for-two stock split on June 28, 2001, to holders of record as of June 7, 2001. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          2002              2001
                                                     ---------------   ---------------
QUARTER                                               HIGH     LOW      HIGH     LOW
-------                                              ------   ------   ------   ------
First..............................................  $19.00   $14.00   $15.25   $ 7.04
Second.............................................   20.31    15.25    21.37     8.58
Third..............................................   20.25     9.69    19.75    11.21
Fourth.............................................   13.31     9.05    20.47    13.85

     In a May 1994 private offering, we issued $3 million in subordinated notes. The notes have the following material terms:

     - Matures on June 30, 2004.

     - Has a remaining principal balance of $2.3 million.

     - Interest rate of 8% payable quarterly.

     - Convertible into common stock at a conversion price of $3.33.

     Since inception we have not declared or paid cash dividends or made distributions on our equity securities, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan, Executive Option Plan and Inducement option agreements.

                                                                               NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                TO BE ISSUED UPON      WEIGHTED AVERAGE        FUTURE ISSUANCE UNDER
                                   EXERCISE OF         EXERCISE PRICE OF        EQUITY COMPENSATION
                                   OUTSTANDING        OUTSTANDING OPTIONS   PLANS, EXCLUDING SECURITIES
PLAN CATEGORY                   OPTIONS AND RIGHTS        AND RIGHTS          REFLECTED IN 1ST COLUMN
-------------                  --------------------   -------------------   ---------------------------
Equity Compensation Plans
  Approved by
  Stockholders(1)............       1,580,858                $6.71                    215,114
Equity Compensation Plans Not
  Approved by
  Stockholders(2)............         118,083                $9.23                    208,413
Total........................       1,698,941                $6.89                    423,527

---------------

(1) The 1992 Stock Option Plan, as amended (the "1992 Plan") permits us to grant to key employees and outside directors incentive and non-qualified options.

    The Executive Option Plan (the "Executive Plan") permits us to grant to officers or our affiliates, options to purchase shares of our common stock. No further grants of options will be made under the Executive Plan.

(2) The 1999 Employee Stock Option Plan (the "1999 Plan") permits us to grant to certain non-officer employees non-qualified options to purchase shares of our common stock.

    We granted Inducement options to certain individuals in connection with their offers of employment. Each inducement option has its own plan.

     For further descriptions of the 1999 Plan and the Inducements, see "Financial Statements and Supplementary Data -- Stock Option Plans" in Note 8 of Item 8.

ITEM 6. SELECTED FINANCIAL DATA.

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
                                                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues.................................  $94,739   $80,948   $63,222   $51,368   $44,837
Income before income taxes...................  $13,724   $11,503   $ 6,138   $ 3,962   $ 2,704
Net income...................................  $ 8,488   $ 7,071   $ 3,735   $ 2,394   $ 1,596
Earnings per common share:
  Basic(1)...................................  $  0.77   $  0.70   $  0.40   $  0.23   $  0.15
  Diluted(1).................................  $  0.67   $  0.55   $  0.34   $  0.23   $  0.14
Total assets(2)..............................  $41,033   $36,742   $22,970   $23,346   $24,362
Long-term debt, less current portion.........  $ 2,350   $ 3,021   $ 7,226   $ 8,087   $ 8,126
Working capital..............................  $20,234   $19,130   $10,420   $12,493   $12,832
Current ratio(2).............................     8.10      6.03      4.14      6.79      5.45
Total long-term debt to total
  capitalization.............................     0.07      0.12      0.46      0.43      0.41

---------------

(1) All per share information has been adjusted to reflect a two-for-one stock split on January 5, 2001, and a three-for-two stock split on June 28, 2001.

(2) A reclassification has been made in 2001 to conform to the presentation used for 2002. The reclassifications had no effect on net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2002, we operated 202 outpatient physical and occupational therapy clinics in 34 states. The average age of our clinics at December 31, 2002, was 4.15 years. We have developed 196 of the clinics and acquired six. To date, we have sold one clinic, closed 14 facilities due to substandard clinic performance, and consolidated three clinics with other existing clinics. We added 40 new clinics in 2002 and plan to open between 40 and 45 clinics in 2003.

     In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of December 31, 2002.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

     Revenue Recognition. We primarily bill third-party payors for services at standard rates. Net patient revenues are based on established billing rates, less allowances and discounts for patients covered by contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, evaluated monthly by management, for contractual and other adjustments agreed to or established with payors. Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. See "Our Business -- Sources of Revenue" in Item 1.

     Allowance for Doubtful Accounts. We review the accounts receivable aging and rely on prior experiences with particular payors at each clinic to determine an appropriate reserve for doubtful accounts. Historically, clinics that have large numbers of aged accounts generally have less favorable collection experience, and thus they require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our aggregate bad debt allowance is periodically reviewed for adequacy in light of current and historical experience.

     Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, we must estimate our federal and state income tax liability, as well as assess temporary differences resulting from differing treatment of items (such as bad debt expense and amortization of leasehold improvements) for tax and for accounting purposes. The differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not, establish a valuation allowance.

     Carrying Value of Long-Lived Assets. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets at December 31, 2002 and 2001. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then would write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of operations. A degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

     Accounting for Minority Interests. In the majority of our partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations we record partner therapist's profit interest in the clinic partnerships as minority interest in earnings of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No, 44", which provides specific accounting guidance relating to various incentive compensation issues. We have reviewed EITF 00-23 with respect to the partnerships structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires us to expense as compensation rather than as a minority interest in earnings, the clinic partner's interest in profits. Moreover, EITF 00-23 will also require, as to clinic partnerships formed after January 18, 2001, that we expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships. At this time we operate 43 wholly owned clinics without any minority interest. It is possible that due to this recent change in accounting practices we will increase our development of non-partnership clinics, and because of the revised method of accounting for clinic partnerships, we probably will expand the number of wholly owned clinics we have.

     In accordance with the above, for the year ended December 31, 2002, we have classified $306,000 of the minority interests in earnings of subsidiary limited partnerships relating to the 26 partnerships formed after January 18, 2001, into salaries and related costs. As of December 31, 2002, $276,000 of undistributed minority interests related to the 26 partnerships is classified as other long-term liabilities. This change in classification had no effect on net income at December 31, 2002. No amounts were reclassified in 2001, due to the insignificant amount of minority interest in the 13 partnerships formed between January 18, 2001 and December 31, 2001. See "Minority Interest" (a subsection of "Significant Accounting Policies") -- Note 2 in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

     The following table presents selected operating and financial data:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2002        2001       2000
                                                      ----------   --------   --------
Working days........................................         254        254        253
Average visits per day per clinic...................        22.1       22.9       21.8
Total patient visits................................   1,004,000    871,000    697,000
Per visit:
  Net revenues......................................  $    94.36   $  92.94   $  90.70
  Salaries and related costs........................      (41.98)    (40.59)    (41.15)
  Rent, clinic supplies and other...................      (20.63)    (20.20)    (21.45)
  Provision for doubtful accounts...................       (1.66)     (2.22)     (2.29)
                                                      ----------   --------   --------
     Contribution from clinics......................       30.09      29.93      25.81
  Corporate office costs............................      (11.29)    (10.47)    (10.91)
                                                      ----------   --------   --------
     Operating income...............................  $    18.80   $  19.46   $  14.90
                                                      ==========   ========   ========

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

  Net Patient Revenues

     Net patient revenues increased to $92.3 million for 2002 from $78.5 million for 2001, an increase of $13.8 million, or 18%, on a 15% increase in patient visits to 1,004,000. Net patient revenues from the 40 clinics opened during 2002 (the "2002 New Clinics") accounted for 21% of the increase, or $2.9 million. The remaining increase of $10.9 million in net patient revenues is attributable to the 162 clinics opened before 2002 (the "Mature Clinics"). Of the $10.9 million increase in net patient revenues from the Mature Clinics, $9.1 million was attributable to a 12% increase in the number of patient visits to 972,000, while $1.8 million was attributable to a 2% increase in the average net patient revenue per visit to $91.93.

  Management Contract Revenues

     Management contract revenues remained constant at $2.3 million for 2002 and 2001. We do not expect any significant expansion of our management contracting business.

  Clinic Operating Costs

     Total clinic operating costs as a percent of net revenues remained constant at 68% for 2002 and 2001.

     - Clinic Operating Costs -- Salaries and Related Costs

     Salaries and related costs increased to $42.2 million for 2002 from $35.4 million for 2001, an increase of $6.8 million, or 19%. Approximately 27% of the increase, or $1.8 million, was attributable to the opening of the 2002 New Clinics. The remaining 73% increase, or $5.0 million, was attributable principally to increased staffing at the Mature Clinics to meet the increase in patient visits, coupled with an increase in bonuses earned by clinic directors at the Mature Clinics. Bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues remained constant at 44% for 2002 and 2001.

     - Clinic Operating Costs -- Rent, Clinic Supplies and Other

     Rent, clinic supplies and other increased to $20.7 million for 2002 from $17.6 million for 2001, an increase of $3.1 million, or 18%. Approximately 52% of the increase, or $1.6 million, was attributable to the 2002 New Clinics, while 48%, or $1.5 million, of the increase was incurred at the Mature Clinics. The increase in rent, clinic supplies and other for the Mature Clinics was primarily attributable to the fact that 8 of the 30 clinics opened during 2001 initiated operations in the fourth quarter, reflecting that 2002 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net revenues remained constant at 22% for 2002 and 2001.

     - Clinic Operating Costs -- Provision for Doubtful Accounts

     The provision for doubtful accounts decreased to $1.7 million for 2002 from $1.9 million for 2001, a decrease of 14%, or $261,000. In 2002, provision for doubtful accounts for Mature Clinics decreased $319,000 as a result of our improved collection efforts, which was off-set by an increase of $58,000 in 2002 New Clinics. The provision for doubtful accounts as a percent of net revenues decreased to 1.8% in 2002 compared to 2.5% for 2001. The allowance for doubtful accounts as a percentage of total patient accounts receivable increased from 23% to 25% from December 31, 2001 to December 31, 2002. Gross days in accounts receivable decreased to 71 in December 31, 2002 from 81in the same period a year earlier. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

  Corporate Office Costs

     Corporate office costs consist primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees. These costs increased to $11.3 million for 2002 from $9.1 million for 2001, an increase of $2.2 million, or 24%. Significant increases were incurred in salaries, recruiting fees and benefits related to additional personnel hired to support an increasing number of clinics, as well as depreciation expense, insurance costs and legal fees. Corporate office costs as a percent of net revenues increased to 12% in 2002 from 11% in 2001.

  Interest Expense

     Interest expense decreased $52,000, or 20%, to $214,000 for 2002 from $266,000 for 2001, primarily because of the conversion of a portion of our Series C Convertible Subordinated Note into 200,100 shares of our common stock in the second quarter of 2002. See "Factors Affecting Future
Results -- Convertible Subordinated Debt" in Item 7.

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships decreased $243,000, or 5%, to $4.9 million for 2002 from $5.2 million for 2001. The decrease primarily related to the repurchase of minority partners' interests, coupled with a change in accounting that requires us to record minority interests in earnings of subsidiary limited partnerships opened after January 18, 2001, as salaries and related costs. See "Acquisition of Minority Interests" and "Significant Accounting Policies" -- Note 4 and 2, respectively, in Item 8.

  Provision for Income Taxes

     The provision for federal and state income taxes increased to $5.2 million for 2002 from $4.4 million for 2001, an increase of $804,000, or 18%, which was directly related to our 19% increase in current year income before income taxes. During 2002 and 2001, we provided for income taxes at an effective tax rate of 38% and 39%, respectively.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

  Net Patient Revenues

     Net patient revenues increased to $78.5 million for 2001 from $60.7 million for 2000, an increase of $17.8 million, or 29%, on a 25% increase in patient visits to 871,000. Net patient revenues from the 30 clinics opened during 2001 (the "2001 New Clinics") accounted for 21% of the increase, or $3.7 million. The remaining increase of $14.1 million in net patient revenues is attributable to the 132 clinics opened before 2001 (the "2001 Mature Clinics"). Of the $14.1 million increase in net patient revenues from the 2001 Mature Clinics, $11.5 million was attributable to a 19% increase in the number of patient visits to 829,000, while $2.6 million was attributable to a 4% increase in the average net revenue per visit to $90.19.

  Management Contract Revenues

     Management contract revenues decreased to $2.3 million for 2001 from $2.4 million for 2000, a decrease of $58,000, or 2%. This decrease was primarily attributable to the termination at the end of the contract of a third-party management contract with a hospital in February 2001. We do not expect any significant expansion of our management contracting business.

  Clinic Operating Costs

     Total clinic operating costs as a percent of net patient revenues decreased to 68% in 2001 from 72% in 2000.

     - Clinic Operating Costs -- Salaries and Related Costs

     Salaries and related costs increased to $35.4 million for 2001 from $28.7 million for 2000, an increase of $6.7 million, or 23%. Approximately 26% of the increase, or $1.7 million, was attributable to the opening of the 2001 New Clinics. The remaining 74% increase, or $5 million, was attributable principally to increased staffing to meet the increase in patient visits at the 2001 Mature Clinics, coupled with an increase in bonuses earned by clinic directors at the 2001 Mature Clinics. Bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of total net revenues decreased to 44% in 2001 from 46% in 2000, reflecting increased patient visits and higher per-patient billings.

     - Clinic Operating Costs -- Rent, Clinic Supplies and Other

     Rent, clinic supplies and other increased to $17.6 million for 2001 from $15 million for 2000, an increase of $2.6 million, or 17%. Approximately 50% of the increase, or $1.3 million, was attributable to the 2001 New Clinics, while 50%, or $1.3 million, of the increase was incurred at the 2001 Mature Clinics. The increase in rent, clinic supplies and other for the 2001 Mature Clinics was primarily attributable to the fact that 32% of the 28 clinics opened during 2000 initiated operations in the fourth quarter, reflecting that 2001 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of total revenues decreased to 22% for 2001 from 24% for 2000, reflecting increased patient visits and higher per-patient billings.

     - Clinic Operating Costs -- Provision for Doubtful Accounts

     The provision for doubtful accounts increased to $1.9 million for 2001 from $1.6 million for 2000, an increase of 21%, or $334,000. Approximately 24% of the increase, or $81,000, was attributable to the 2001 New Clinics. The remaining 76% increase, or $253,000, was attributable to the 2001 Mature Clinics. The provision for doubtful accounts as a percent of net patient revenues remained fairly constant at 2.5% for 2001 compared to 2.6% for 2000. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

  Corporate Office Costs

     Corporate office costs consist primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees. These costs increased to $9.1 million for 2001 from $7.6 million for 2000, an increase of $1.5 million, or 20%. Significant increases were incurred in legal fees, travel, recruiting fees, as well as salaries and benefits related to additional personnel hired to support an increasing number of clinics. However, corporate office costs as a percent of net revenues decreased to 11% in 2001 from 12% in 2000. Corporate office expense in 2000 included $369,000 related to our discontinued surgery center initiative.

  Interest Expense

     Interest expense decreased $514,000, or 66%, to $266,000 for 2001 from $780,000 for 2000, primarily because of the conversion into shares of our common stock of $850,000 of convertible subordinated debt in the last quarter of 2000 and $4.2 million of convertible subordinated debt in the first quarter of 2001. See "Factors Affecting Future Results -- Convertible Subordinated Debt" in Item 7.

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships increased $1.7 million, or 49%, to $5.2 million for 2001 from $3.5 million for 2000, reflecting the increase in aggregate profitability of those clinics in which clinic therapist partners accrue their portion of partnership income.

  Provision for Income Taxes

     The provision for federal and state income taxes increased to $4.4 million for 2001 from $2.4 million for 2000, an increase of $2 million, or 83%. During 2001 and 2000, we accrued income taxes at an effective tax rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had $7.6 million in cash and cash equivalents compared to $8.1 million at December 31, 2001. Our cash and cash equivalents are available to fund the working capital needs of our operating subsidiaries, future clinic development, acquisitions and investments. Included in cash and cash equivalents at December 31, 2001 was $4.5 million in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government.

     The decrease in cash of $511,000 from December 31, 2001 to December 31, 2002 is due primarily to cash used in financing activities of $13.4 million and $6.6 million in fixed asset and intangible purchases, offset by $19.5 million in cash provided by operating activities. In 2002, we used $10.5 million in cash to repurchase 795,600 shares of our common stock, made $5.2 million in distributions to minority investors in subsidiary limited partnerships and repaid a $701,000 note payable. Cash was provided by proceeds of $3 million from the exercises of stock options.

     Our current ratio increased to 8.10 to 1.00 at December 31, 2002 from 6.03 to 1.00 at December 31, 2001. The increase in the current ratio is due primarily to a decrease in the current portion of notes payable.

     At December 31, 2002, we had a debt-to-equity ratio of 0.07 to 1.00 compared to 0.12 to 1.00 at December 31, 2001. The decrease in the debt-to-equity ratio from December 31, 2001 to December 31, 2002 resulted from achieving net income of $8.5 million, the conversion of $667,000 in subordinated notes into common stock, and realizing proceeds of $3 million and tax benefits of $4.2 million from the exercise of stock options.

     In 2002, $667,000 of a convertible subordinated note was converted into common stock, leaving a remaining balance of $2.3 million.

     We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally do not acquire new clinics through acquisitions of existing clinics, but prefer developing and opening new clinics, which we believe generally requires less capital. We currently plan to continue developing new clinics, although this strategy may change if attractive opportunities become available. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any purchases of minority interests are expected to be accomplished using a combination of common stock and cash. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2003.

     In 2002, we completed the repurchase of 795,600 shares for $10.5 million (including expenses). These purchases, combined with previous plan purchases bring total treasury stock purchases to 930,600 at December 31, 2002 pursuant to our stock purchase plan, which authorized 1,000,000 shares. On February 26, 2003, our Board of Directors ("Board") authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for us beginning in 2003. We do not expect the adoption of SFAS 145 to have a material impact on our financial condition or results of operations.

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

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of charges in the entity's product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 to have a material impact on our financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," ("SFAS 148") which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. We continue to use the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for employee stock options and apply the disclosures required under SFAS 123.

FACTORS AFFECTING FUTURE RESULTS

  Clinic Development

     As of December 31, 2002, we had 202 clinics in operation, 40 of which opened in 2002. Our goal for 2003 is to open between 40 and 45 additional clinics if we can identify suitable geographic locations and physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increases in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on historical performance of our new clinics, the clinics opened in 2002 should favorably impact our results of operations beginning in 2003.

  Convertible Subordinated Debt

     In May 1994 we issued $3 million of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Convertible Subordinated Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Notes being converted by $3.33 per share. In June 2002, $667,000 of the Series C Notes were converted by the note holders into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at December 31, 2002 and $3 million at December 31, 2001. If our share price is not at or above $3.33 in June 2004, it is likely that the note holders would not convert and we would have to use cash to repay the remaining Series C Note. See "Note Payable" in Note 5 of Item 8.

     The debt conversion increased our shareholders' equity by the carrying amount of the debt converted less unamortized deferred financing costs, thus improving our debt to equity ratio and favorably impacting results of operations and cash flow due to the interest savings in 2002 before income taxes of approximately $50,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Its only indebtedness as of December 31, 2002, was $2.3 million in Series C Convertible Subordinated Notes, described immediately above. See Note 5 of Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   19
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   20
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................   21
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   22
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   23
Notes to Consolidated Financial Statements..................   24

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG LLP

Houston, Texas
March 7, 2003

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,610    $ 8,121
  Patient accounts receivable, less allowance for doubtful
     accounts of $4,327 and $3,805, respectively............    13,235     12,769
  Accounts receivable -- other..............................       443        878
  Other current assets......................................     1,795      1,168
                                                              --------    -------
          Total current assets..............................    23,083     22,936
Fixed assets:
  Furniture and equipment...................................    17,796     14,214
  Leasehold improvements....................................     9,310      7,389
                                                              --------    -------
                                                                27,106     21,603
  Less accumulated depreciation and amortization............    16,693     13,798
                                                              --------    -------
                                                                10,413      7,805
Goodwill, net of amortization of $335 and $335,
  respectively..............................................     5,590      4,519
Other assets, net of amortization of $505 and $501,
  respectively..............................................     1,947      1,482
                                                              --------    -------
                                                              $ 41,033    $36,742
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $    624    $   539
  Accrued expenses..........................................     2,188      2,453
  Estimated third-party payor (Medicare) settlements........        33        113
  Notes payable.............................................         4        701
                                                              --------    -------
          Total current liabilities.........................     2,849      3,806
Notes payable -- long-term portion..........................        17         21
Other long-term liabilities.................................       273         --
Convertible subordinated notes payable......................     2,333      3,000
Minority interests in subsidiary limited partnerships.......     3,024      3,249
Commitments and contingencies...............................        --         --
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
     authorized, zero shares outstanding....................        --         --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 11,818,711 and 10,688,321 shares issued at
     December 31, 2002 and 2001, respectively...............       118        107
  Additional paid-in capital................................    23,313     15,429
  Retained earnings.........................................    21,608     13,120
  Treasury stock at cost, 945,300 and 149,700 shares held at
     December 31, 2002 and 2001, respectively...............   (12,502)    (1,990)
                                                              --------    -------
          Total shareholders' equity........................    32,537     26,666
                                                              --------    -------
                                                              $ 41,033    $36,742
                                                              ========    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2002       2001       2000
                                                              -------    -------    -------
Net patient revenues........................................  $92,343    $78,450    $60,667
Management contract revenues................................    2,284      2,311      2,369
Other revenues..............................................      112        187        186
                                                              -------    -------    -------
Net revenues................................................   94,739     80,948     63,222
Clinic operating costs:
  Salaries and related costs................................   42,150     35,351     28,683
  Rent, clinic supplies and other...........................   20,712     17,599     14,952
  Provision for doubtful accounts...........................    1,669      1,930      1,596
                                                              -------    -------    -------
                                                               64,531     54,880     45,231
Corporate office costs......................................   11,334      9,120      7,607
                                                              -------    -------    -------
Operating income............................................   18,874     16,948     10,384
Interest expense............................................      214        266        780
Minority interests in subsidiary limited partnerships.......    4,936      5,179      3,466
                                                              -------    -------    -------
Income before income taxes..................................   13,724     11,503      6,138
Provision for income taxes..................................    5,236      4,432      2,403
                                                              -------    -------    -------
Net income..................................................  $ 8,488    $ 7,071    $ 3,735
                                                              =======    =======    =======
Basic earnings per common share.............................  $  0.77    $  0.70    $  0.40
                                                              =======    =======    =======
Diluted earnings per common share...........................  $  0.67    $  0.55    $  0.34
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON STOCK     ADDITIONAL               TREASURY STOCK         TOTAL
                                        ---------------    PAID-IN     RETAINED   -----------------   SHAREHOLDERS'
                                        SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES    AMOUNT       EQUITY
                                        ------   ------   ----------   --------   ------   --------   -------------
Balance January 1, 2000...............   9,872    $ 99     $ 8,354     $ 2,314      (15)   $    (47)     $10,720
Proceeds from exercise of stock
  options.............................     154       1         393          --       --          --          394
Tax benefit from exercise of stock
  options.............................      --      --         255          --       --          --          255
Repurchase common stock...............  (1,695)    (17)     (6,258)         --       --          --       (6,275)
8% convertible subordinated notes
  converted to common stock...........     217       2         732          --       --          --          734
Net income............................      --      --          --       3,735       --          --        3,735
                                        ------    ----     -------     -------     ----    --------      -------
Balance December 31, 2000.............   8,548      85       3,476       6,049      (15)        (47)       9,563
Proceeds from exercise of stock
  options.............................     780       8       2,271          --       --          --        2,279
Tax benefit from exercise of stock
  options.............................      --      --       3,134          --       --          --        3,134
8% convertible subordinated notes
  converted to common stock...........   1,198      12       4,005          --       --          --        4,017
Purchase treasury stock...............      --      --          --          --     (135)     (1,943)      (1,943)
Common stock issued in purchase of
  minority interests..................     162       2       2,555          --       --          --        2,557
Purchase of fractional shares on
  three-for-two common stock split....      --      --         (12)         --       --          --          (12)
Net income............................      --      --          --       7,071       --          --        7,071
                                        ------    ----     -------     -------     ----    --------      -------
Balance December 31, 2001.............  10,688     107      15,429      13,120     (150)     (1,990)      26,666
Proceeds from exercise of stock
  options.............................     931       9       2,997          --       --          --        3,006
Tax benefit from exercise of stock
  options.............................      --      --       4,228          --       --          --        4,228
8% convertible subordinated notes
  converted to common stock...........     200       2         665          --       --          --          667
Purchase treasury stock...............      --      --          --          --     (795)    (10,512)     (10,512)
Other.................................      --      --          (6)         --       --          --           (6)
Net income............................      --      --          --       8,488       --          --        8,488
                                        ------    ----     -------     -------     ----    --------      -------
Balance December 31, 2002.............  11,819    $118     $23,313     $21,608     (945)   $(12,502)     $32,537
                                        ======    ====     =======     =======     ====    ========      =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              --------   -------   -------
OPERATING ACTIVITIES
Net income..................................................  $  8,488   $ 7,071   $ 3,735
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     2,955     2,566     2,331
  Minority interests in earnings of subsidiary limited
     partnerships...........................................     4,936     5,179     3,466
  Provision for doubtful accounts...........................     1,669     1,930     1,596
  Loss on sale of fixed assets..............................        --         3        35
  Tax benefit from exercise of stock options................     4,228     3,134       255
  Deferred income taxes.....................................      (319)     (351)     (294)
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...................    (2,135)   (3,998)   (2,692)
  Decrease (increase) in accounts receivable -- other.......       435      (426)      (68)
  (Increase) decrease in other assets.......................      (773)     (108)      203
  Increase (decrease) in accounts payable and accrued
     expenses...............................................      (186)      414       378
  Increase in other liabilities.............................       306        --        --
  Decrease in estimated third-party payor (Medicare)
     settlements............................................       (80)     (242)      (84)
                                                              --------   -------   -------
Net cash provided by operating activities...................    19,524    15,172     8,861
                                                              --------   -------   -------
INVESTING ACTIVITIES
Purchase of fixed assets....................................    (5,565)   (3,344)   (2,827)
Purchase of intangibles.....................................    (1,071)      (53)      (10)
Proceeds on sale of fixed assets............................         2        21        35
                                                              --------   -------   -------
Net cash used in investing activities.......................    (6,634)   (3,376)   (2,802)
                                                              --------   -------   -------
FINANCING ACTIVITIES
Proceeds from notes payable.................................        --        --     2,115
Payment of notes payable....................................      (701)   (1,542)   (1,253)
Purchase of treasury stock..................................   (10,512)   (1,943)   (6,275)
Proceeds from investment of minority investors in subsidiary
  limited partnerships......................................        --         2        81
Proceeds from exercise of stock options.....................     3,006     2,279       394
Other.......................................................       (33)      (12)       (8)
Distributions to minority investors in subsidiary limited
  partnerships..............................................    (5,161)   (4,530)   (3,072)
                                                              --------   -------   -------
Net cash used in financing activities.......................   (13,401)   (5,746)   (8,018)
                                                              --------   -------   -------
Net increase (decrease) in cash and cash equivalents........      (511)    6,050    (1,959)
Cash and cash equivalents -- beginning of year..............     8,121     2,071     4,030
                                                              --------   -------   -------
Cash and cash equivalents -- end of year....................  $  7,610   $ 8,121   $ 2,071
                                                              ========   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income taxes..............................................  $    869   $ 1,957   $ 2,639
  Interest..................................................  $    168   $   268   $   709

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1. ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") develops, owns and operates outpatient physical and occupational therapy clinics. As of December 31, 2002, the Company owned and operated 202 clinics in 34 states. The clinics provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are managed care programs, commercial health insurance, Medicare, workers' compensation insurance and proceeds from personal injury cases.

     In addition to the Company's ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with five such third-party facilities under management as of December 31, 2002.

     The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location.

2. SIGNIFICANT ACCOUNTING POLICIES

  Common Stock Splits

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

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and United States government agency securities. Included in cash and cash equivalents at December 31, 2001 was $4.5 million in a money market fund invested in short-term debt instruments issued by an agency of the U.S. Government. On December 31, 2002, the Company held no highly liquid investments.

  Long-Lived Assets

     Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years. Leasehold improvements are amortized over the estimated useful lives of the assets or the related lease terms, whichever is shorter.

     Non-compete agreements are being amortized on a straight-line basis over their respective terms, ranging from two to seven years.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for the Company January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's financial condition or results of operations.

     The Company reviews property and equipment and intangible assets for impairment when certain events or circumstances indicate that the related amounts might be impaired. Also, the Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting segment units, as defined by SFAS 144, to their carrying values. For the year ended December 31, 2002, the fair value of the Company's reporting segment units exceeds the recorded carrying value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Goodwill

     Goodwill represents the excess of costs over the fair value of the acquired business's assets. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. At December 31, 2002, the Company had approximately $5.6 million of unamortized goodwill. Amortization expense related to goodwill was $44,000 and $61,000 for the years ended December 31, 2001 and 2000, respectively. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill for the year ended ending December 31, 2002.

     The following table reconciles previously reported net income as if SFAS 142 were in effect in 2001 and 2000. Net income excluding goodwill amortization expense is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
Reported net income........................................  $8,488   $7,071   $3,735
  Add back: Goodwill amortization net of taxes.............  $   --   $   27   $   37
                                                             ------   ------   ------
Adjusted net income........................................  $8,488   $7,098   $3,772
                                                             ======   ======   ======
Reported basic earnings per share..........................  $ 0.77   $ 0.70   $ 0.40
  Add back: Goodwill amortization net of taxes.............      --       --     0.01
                                                             ------   ------   ------
Adjusted basic earnings per share..........................  $ 0.77   $ 0.70   $ 0.41
                                                             ======   ======   ======
Reported diluted earnings per share........................  $ 0.67   $ 0.55   $ 0.34
  Add back: Goodwill amortization net of taxes.............      --       --     0.01
                                                             ------   ------   ------
Adjusted diluted earnings per share........................  $ 0.67   $ 0.55   $ 0.35
                                                             ======   ======   ======

     Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method over 20 years.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

  Minority Interest

     In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapist's profit interest in the clinic partnerships as minority interest in earning of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44", which provides specific accounting guidance relating to various incentive compensation issues. The Company has reviewed EITF 00-23 with respect to the partnerships structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partner's interest in profits. Moreover, EITF 00-23 will also require, to clinic partnerships formed after January 18, 2001, that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships. At this time the Company operate 43 wholly owned clinics without any minority interest. It is possible that due to this recent change in accounting practices the Company will increase its development of non-partnership clinics, and because of the revised method of accounting for clinic partnerships, the Company probably will expand the number of wholly owned clinics we have.

     In accordance with the above, for the year ended December 31, 2002, the Company has classified $306,000 of the minority interest in earnings of subsidiary limited partnerships relating to the 26 partnerships formed after January 18, 2001, into salaries and related costs. As of December 31, 2002, $276,000 of undistributed minority interests related to the 26 partnerships is classified as other long-term liabilities. This change in classification had no effect on net income at December 31, 2002. No amounts were reclassified in 2001, due to the insignificant amount of minority interest in the 13 partnerships formed between January 18, 2001 and December 31, 2001.

  Revenue Recognition

     Revenues are recognized in the period in which services are rendered and are reported at estimated net realizable amounts.

     Net patient revenues are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic, and contractual adjustments based on historical experience and the terms of payor contracts. Net accounts receivable includes only those amounts the Company estimates to be collectible.

     Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. After a three year moratorium, this financial limitation on therapy services is set to be implemented for services rendered on or after July 1, 2003. The total amount paid by Medicare in any one year has been adjusted up to $1,590 and the full amount will be available for the six month period between July 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit.

     Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 2002. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

  Income Taxes

     The Company is required to estimate its federal and state income tax liability as well as account for temporary differences between its tax and accounting treatment of some of its expenses, such as bad debt expense and amortization of leasehold improvements. The differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must also assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not recoverable, establish a valuation reserve.

  Fair Values of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable -- current portion approximate their fair values due to the short-term maturity of these financial instruments. The fair values of the long-term convertible subordinated notes are based on the Company's stock price and the number of shares that would be acquired upon conversion. Based upon the closing price of the Company's common stock on December 31, 2002 of $11.15, the fair value of the convertible subordinated notes was $7.8 million.

  Use of Estimates

     In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

  Stock Options

     The Company issues stock options to key employees and outside directors as described in Note 8. SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income for the years ended December 31, 2002, 2001 and 2000.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                              2002     2001     2000
                                                             ------   ------   ------
Actual net income..........................................  $8,488   $7,071   $3,735
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes.............     831      508      342
                                                             ------   ------   ------
Pro forma net income.......................................  $7,657   $6,563   $3,393
                                                             ======   ======   ======
Earnings per share:
  Actual basic earnings per common share...................  $ 0.77   $ 0.70   $ 0.40
  Actual diluted earnings per common share.................  $ 0.67   $ 0.55   $ 0.34
  Pro forma basic earnings per common share................  $ 0.70   $ 0.65   $ 0.37
  Pro forma diluted earnings per common share..............  $ 0.60   $ 0.51   $ 0.31

     The weighted-average fair value per share of options granted during the years ended December 31, 2002, 2001 and 2000 follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
1992 Plan.......................................     $10.59         $9.07          $1.41
1999 Plan.......................................     $ 8.52         $9.57          $1.89
Inducements.....................................     $ 8.66         $7.95          $1.29

     The following weighted-average assumptions for 2002, 2001 and 2000 were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends:

                                                              2002   2001   2000
                                                              ----   ----   ----
Risk-free interest rates....................................  3.83%  5.15%  5.10%
Expected volatility.........................................  49.5%  45.9%  28.7%
Expected life (in years)....................................     8      8      8

  Recently Promulgated Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on the Company's financial condition or results of operations.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective beginning in 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

Other Costs to Exit an Activity." SFAS 146 is effective beginning in 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of charges in the entity's product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosures, an amendment of FASB Statement No. 123," ("SFAS 148") which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company continues to use the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for employee stock options and apply the disclosures required under SFAS 123.

3. NON-CASH TRANSACTIONS

     In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock. See "Notes Payable" in Note 5.

     During September 2001 and December 2001 the Company purchased minority interest in two limited partnerships in the form of non-cash transactions. See "Acquisition of Minority Interests" in Note 4.

4. ACQUISITION OF MINORITY INTERESTS

     On September 30, 2001, the Company purchased the 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2.1 million. At closing, the Company delivered 95,000 shares of restricted stock and a note payable for $630,000 which was paid in October 2001. This non-cash investing and financing transaction has been excluded from the consolidated statements of cash flows.

     On December 31, 2001, the Company purchased the 35% minority interest in a limited partnership which owns four clinics in Michigan for consideration aggregating $1.5 million. At closing, the Company delivered 67,100 shares of restricted stock and a note payable for $435,000 which was paid in January 2002. This non-cash investing and financing transaction has been excluded from the consolidated statements of cash flows. Additionally, as part of the purchase, the Company agreed to pay the minority partner $261,000 of undistributed earnings which was paid in January 2002.

     On January 31, 2002, the Company purchased a 10% minority interest in a limited partnership that owns four clinics in Michigan for $447,000. As part of the purchase, we paid the minority partner $65,000 in undistributed earnings.

     On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. In July the Company sold 17.5% of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     On June 1, 2002, the Company purchased a 5% minority interest in a limited partnership for $95,000. The Company also paid the minority partner $8,000 in undistributed earnings.

     On August 31, 2002, the Company purchased the 30% minority interest in a limited partnership for $244,000 cash plus forgiveness of a $75,000 note receivable from the minority partner. The Company also paid the minority partner $19,000 in undistributed earnings.

     On September 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $54,000. Also on September 1, 2002, the Company purchased 65% of a speech therapy company for $26,000.

     The Company's minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocation during the first year after completing the purchase. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the minority interest acquired and accounted for in accordance with SFAS 142.

     The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Beginning balance...........................................  $4,519   $  897
Goodwill acquired during the year...........................   1,052    3,703
Purchase accounting adjustments.............................      19      (37)
Amortization expense........................................      --      (44)
                                                              ------   ------
Ending balance..............................................  $5,590   $4,519
                                                              ======   ======

5. NOTES PAYABLE

     In May 1994, the Company issued $3 million of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company common stock determined by dividing the principal amount of the Notes being converted by $3.33. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at December 31, 2002 and $3.0 million at December 31, 2001.

     The Series C Notes are unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

     In January 2001, $650,000 of an earlier series of notes was converted into 195,000 shares of common stock; at that time the Company exercised its right to require conversion of the remaining balance of $3.6 million of several outstanding series of notes into 1,002,500 shares of common stock.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Notes payable as of December 31, 2002 and 2001 consist of the following (in thousands):

                                                               2002     2001
                                                              ------   ------
Promissory note with an 8% interest rate payable in equal
  monthly installments through March 19, 2007. This note is
  secured by one of the Company's clinics...................  $   21   $   25
8% Convertible Subordinated Notes, Series C, due June 30,
  2004 with interest payable quarterly......................   2,333    3,000
Note payable for purchase of 35% minority interest in four
  Michigan clinics..........................................      --      697
                                                              ------   ------
                                                               2,354    3,722
Less current portion........................................      (4)    (701)
                                                              ------   ------
                                                              $2,350   $3,021
                                                              ======   ======

     Scheduled maturities as of December 31, 2002 are as follows (in thousands):

2003........................................................   $    4
2004........................................................    2,338
2005........................................................        5
2006........................................................        5
2007........................................................        2
                                                               ------
                                                               $2,354
                                                               ======

6. RELATED PARTY TRANSACTION

     During 2001 and 2000, the Company recognized interest expense of $6,000 and $415,000, respectively, relating to Convertible Subordinated Notes held by directors of the Company. For the year ended December 31, 2002, the Company had no debt which was held by a director of the Company.

7. INCOME TAXES

     Significant components of deferred tax assets, included in long-term other assets on the balance sheet at December 31, 2002 and 2001, were as follows (in thousands):

                                                               2002     2001
                                                              ------   ------
Deferred tax assets:
  Vacation accrual..........................................  $   60   $   69
  Allowance for doubtful accounts...........................     958      854
  Depreciation..............................................     742      518
                                                              ------   ------
Net deferred tax assets.....................................  $1,760   $1,441
                                                              ======   ======

     The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                        2002               2001               2000
                                   --------------     --------------     --------------
U.S. tax at statutory rate.......  $4,698   34.23%    $3,911   34.00%    $2,087   34.00%
State income taxes...............     482    3.51%       476    4.13%       280    4.56%
Nondeductible expenses...........      56    0.41%        45    0.40%        36    0.59%
                                   ------   -----     ------   -----     ------   -----
                                   $5,236   38.15%    $4,432   38.53%    $2,403   39.15%
                                   ======   =====     ======   =====     ======   =====

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Significant components of the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                              2002     2001     2000
                                                             ------   ------   ------
Current:
  Federal..................................................  $4,824   $4,067   $2,273
  State....................................................     731      716      424
                                                             ------   ------   ------
Total current..............................................   5,555    4,783    2,697
                                                             ------   ------   ------
Deferred:
  Federal..................................................    (319)    (351)    (294)
  State....................................................      --       --       --
                                                             ------   ------   ------
Total deferred.............................................    (319)    (351)    (294)
                                                             ------   ------   ------
Total income tax provision.................................  $5,236   $4,432   $2,403
                                                             ======   ======   ======

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

8. STOCK OPTION PLANS

     The Company has in effect the following stock option plans:

     The 1992 Stock Option Plan, as amended (the "1992 Plan") permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions).

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

     The Executive Option Plan (the "Executive Plan") permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 255,000 shares of common stock (subject to adjustments in the event of stock dividends, splits and similar corporate transactions). No further grants of options will be made under the Executive Plan. The exercise prices of the options granted under the Executive Plan were determined by the Stock Option Committee, and in the case of both incentive and non-qualified options, could not be less than the greater of 175% of the fair market value of a share of common stock on the date of grant or the par value per share of the stock. The period within which each option is exercisable was determined by the Stock Option Committee to be ten years from the date of grant.

     The 1999 Employee Stock Option Plan (the "1999 Plan") permits the Company to grant to certain non-officer employees of the Company up to 300,000 non-qualified options to purchase shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES prices of options granted under the 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee.

     During 2002, 2001 and 2000, the Board of Directors of the Company granted Inducement options covering 10,000, 30,000 and 30,000 options, respectively to three individuals in connection with their offers of employment. During 2002 and 2000, 22,500 and 150,000 options were forfeited, respectively. The period within which each option will be exercisable is 10 years from the date of grant.

     A cumulative summary of stock options as of December 31, 2002 follows:

                                                                                       AVAILABLE
STOCK OPTION PLANS                AUTHORIZED   OUTSTANDING   EXERCISED   EXERCISABLE   FOR GRANT
------------------                ----------   -----------   ---------   -----------   ---------
1992 Plan.......................  3,495,000     1,490,858    1,789,028     758,553      215,114
Executive Plan..................    255,000        90,000      165,000      90,000           --
1999 Plan.......................    300,000        78,083       13,504      20,425      208,413
Inducements.....................     47,500        40,000        7,500          --           --
                                  ---------     ---------    ---------     -------      -------
  Totals........................  4,097,500     1,698,941    1,975,032     868,978      423,527
                                  =========     =========    =========     =======      =======

     A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and the changes during the years then ended is presented below:

                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding at January 1, 2000..............................  2,882,025    $3.23
  Granted...................................................    442,137     3.33
  Exercised.................................................   (154,350)    2.71
  Forfeited.................................................   (188,025)    2.86
                                                              ---------    -----
Outstanding at December 31, 2000............................  2,981,787     3.35
  Granted...................................................    363,825    15.37
  Exercised.................................................   (780,142)    3.06
  Forfeited.................................................    (29,125)    3.81
                                                              ---------    -----
Outstanding at December 31, 2001............................  2,536,345     5.10
  Granted...................................................    171,550    17.54
  Exercised.................................................   (930,290)    3.42
  Forfeited.................................................    (78,664)    9.85
                                                              ---------    -----
Outstanding at December 31, 2002............................  1,698,941    $6.89
                                                              =========    =====

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     The following tables summarize information about the Company's stock options outstanding as of December 31, 2002, 2001 and 2000, respectively contractual life in years):

                                                              WEIGHTED
                        OUTSTANDING                           AVERAGE
                          OPTIONS                            REMAINING
                       AS OF 12/31/02   EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       --------------   ---------------   ----------------   -----------   --------------
1992 Plan............    1,490,858      $ 2.81 - $18.04         6.5            758,553     $2.81 - $16.34
Executive Plan.......       90,000      $ 4.96 - $ 4.96         1.9             90,000     $4.96 - $ 4.96
1999 Plan............       78,083      $ 2.81 - $16.34         7.7             20,425     $2.81 - $16.34
Inducements..........       40,000      $13.58 - $14.75         8.4                 --                 --
                         ---------      ---------------         ---            -------     --------------
                         1,698,941      $ 2.81 - $18.04         6.4            868,978     $2.81 - $16.34
                         =========      ===============         ===            =======     ==============

                                                              WEIGHTED
                        OUTSTANDING                           AVERAGE
                          OPTIONS                            REMAINING
                       AS OF 12/31/01   EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       --------------   ---------------   ----------------   -----------   --------------
1992 Plan............    2,162,644      $ 2.08 - $16.34         6.3           1,196,746    $2.08 - $16.34
Executive Plan.......      218,250      $ 4.23 - $ 4.96         1.9             218,250    $4.23 - $ 4.96
1999 Plan............       95,451      $ 2.81 - $16.34         8.3              12,282    $2.81 - $ 2.81
Inducements..........       60,000      $ 2.83 - $13.58         8.6                  --                --
                         ---------      ---------------         ---           ---------    --------------
                         2,536,345      $ 2.08 - $16.34         6.1           1,427,278    $2.08 - $16.34
                         =========      ===============         ===           =========    ==============

                                                              WEIGHTED
                        OUTSTANDING                           AVERAGE
                          OPTIONS                            REMAINING
                       AS OF 12/31/00   EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       --------------   ---------------   ----------------   -----------   --------------
1992 Plan............    2,597,037      $  2.08 - $4.15         6.4           1,085,207    $ 2.08 - $4.15
Executive Plan.......      255,000      $  4.23 - $4.96         2.8             170,000    $ 4.23 - $4.96
1999 Plan............       99,750      $  2.81 - $4.15         9.1                  --                --
Inducements..........       30,000      $  2.83 - $2.83         9.1                  --                --
                         ---------      ---------------         ---           ---------    --------------
                         2,981,787      $  2.08 - $4.96         6.2           1,255,207    $ 2.08 - $4.96
                         =========      ===============         ===           =========    ==============

     The following table summarizes information about the Company's stock options outstanding and range of exercise prices as of December 31, 2002:

                                                           OUTSTANDING
RANGE OF                                                     OPTIONS
EXERCISE PRICES                                           AS OF 12/31/02
---------------                                           --------------
$ 2.81 - $ 3.61........................................       972,364
$ 3.61 - $ 5.41........................................       266,327
$12.63 - $14.43........................................        30,000
$14.43 - $16.24........................................       246,575
$16.24 - $18.04........................................       183,675
                                                            ---------
                                                            1,698,941
                                                            =========

     In total, the Company has 2,834,868 shares which are reserved for issuance under the 1992 Stock Option Plan, the Executive Option Plan, the 1999 Employee Stock Option Plan, two non-plan, non-qualifying option agreements and the Series C Notes.

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

10. PURCHASE OF COMMON STOCK

     In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. During the year ended December 31, 2001, the Company purchased 135,000 shares of its common stock on the open market for a total of $1.9 million. During the year ending December 31, 2002, the Company purchased an additional 795,600 shares of its common stock on the open market for $10.5 million.

     On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position.

11. DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company recognized no contribution expense for the years ended December 31, 2002, 2001 and 2000.

12. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $6.4 million, $5.4 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     The future minimum lease commitments for the next five years and in the aggregate as of December 31, 2002 are as follows (in thousands):

2003........................................................   $ 6,248
2004........................................................     5,555
2005........................................................     5,118
2006........................................................     3,676
2007........................................................     2,386
Thereafter..................................................     1,780
                                                               -------
                                                               $24,763
                                                               =======

  Employment Agreements

     At December 31, 2002, the Company had an outstanding employment agreement with one of its executive officers for $250,000 annually, subject to adjustment to reflect positive performance, for a term extending through February 2004. The Company also had an outstanding consulting agreement with one of its directors for $95,000 annually for a term extending through May 2006.

     In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $3.3 million in 2003 and $1 million in the aggregate from 2004 through 2006. In addition, each employment agreement with the managing physical therapists provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapists of $14.8 million, $12.3 million and $9.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Each employment agreement provides that the Company has the right to purchase the limited partnership interest in the clinic partnership for the amount of the partner's capital account upon termination of employment with the clinic partnership before the expiration of the initial term of employment. The employment agreements contain no provisions requiring the purchase by the Company of the therapist partner's interest in the clinic partnership in the event of death or disability, or after the initial term of employment. In addition, the employment agreements generally include non-competition and non-solicitation provisions which extend through the term of the agreement and for one to two years thereafter.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

13. EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share data)

                                                               2002      2001      2000
                                                              -------   -------   -------
Numerator:
  Net income................................................  $ 8,488   $ 7,071   $ 3,735
                                                              -------   -------   -------
  Numerator for basic earnings per share....................    8,488     7,071     3,735
  Effect of dilutive securities:
     Interest on convertible subordinated notes payable.....      140       165       466
                                                              -------   -------   -------
  Numerator for diluted earnings per share-income available
     to common stockholders after assumed conversions.......  $ 8,628   $ 7,236   $ 4,201
                                                              =======   =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................   10,975    10,109     9,230
  Effect of dilutive securities:
     Stock options..........................................    1,226     2,025       717
     Convertible subordinated notes payable.................      734       934     2,282
                                                              -------   -------   -------
  Dilutive potential common shares..........................    1,960     2,959     2,999
                                                              -------   -------   -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions........   12,935    13,068    12,229
                                                              =======   =======   =======
Basic earnings per common share.............................  $  0.77   $  0.70   $  0.40
                                                              =======   =======   =======
Diluted earnings per common share...........................  $  0.67   $  0.55   $  0.34
                                                              =======   =======   =======

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         2002
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $21,636   $23,449   $23,232   $24,026
Income before income taxes.............................  $ 3,353   $ 3,786   $ 3,284   $ 3,301
Net income.............................................  $ 2,076   $ 2,336   $ 2,018   $ 2,058
Earnings per common share:
  Basic................................................  $  0.19   $  0.21   $  0.18   $  0.19
  Diluted..............................................  $  0.16   $  0.18   $  0.16   $  0.17

                                                                         2001
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...........................................  $18,930   $19,866   $20,582   $21,570
Income before income taxes.............................  $ 2,466   $ 2,900   $ 2,965   $ 3,172
Net income.............................................  $ 1,512   $ 1,787   $ 1,825   $ 1,947
Earnings per common share:
  Basic................................................  $  0.15   $  0.18   $  0.18   $  0.19
  Diluted..............................................  $  0.12   $  0.14   $  0.14   $  0.15

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information required by Item 201(d) of Regulation S-K, see "Market for Common Equity and Related Stockholder Matters -- Equity Compensation Plan Information" in Item 5. The information required by Item 403 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K is omitted from this Report as the Company intends to file its definitive annual meeting proxy materials within 120 days after its fiscal year-end and the information to be included therein in response to such Item is incorporated herein by reference.

                                    PART IV

ITEM 14. CONTROL AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     (b) Changes in Internal Controls

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets -- December 31, 2002 and 2001

     Consolidated Statements of Operations -- years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity -- years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows -- years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements -- December 31, 2002

     (2) The following consolidated financial statement schedule of U.S. Physical Therapy, Inc. is included in Item 15(d):

      Schedule II -- Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) List of Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Articles of Incorporation of the Company (filed as an
          exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
 3.2      Amendment to the Articles of Incorporation of the Company
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
 3.3      Bylaws of the Company, as amended (filed as an exhibit to
          the Company's Form 10-KSB for the year ended December 31,
          1993 and incorporated herein by reference).
10.1      Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1994
          and incorporated herein by reference).
10.2      Registration Agreement for Series C Notes (filed as an
          exhibit to the Company's Form 8-K dated May 5, 1994 and
          incorporated herein by reference).
10.3+     1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
          30, 2001 and incorporated herein by reference).
10.4+     Executive Option Plan (filed as an exhibit to the Company's
          Registration Statement on Form S-8 (33-63444) and
          incorporated herein by reference).
10.5+     1999 Employee Stock Option Plan (filed as an exhibit to the
          Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.6+     Second Amended and Restated Employment Agreement between the
          Company and Roy W. Spradlin (filed as an exhibit to the
          Company's Form 10-Q for the quarterly period ended June 30,
          2001 and incorporated herein by reference).
10.7+     Non-Statutory Stock Option Agreement dated February 17, 2000
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
10.8+     Non-Statutory Stock Option Agreement dated February 7, 2001
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference.)
10.9+     Consulting agreement between the Company and J. Livingston
          Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
          herein by reference).
10.10+    Non-Statutory Stock Option Agreement dated February 26, 2002
          (filed as an exhibit to the Company's S-8 dated February 10,
          2003 and incorporated herein by reference.)
10.11     Partnership Interest Purchase Agreement between the Company and John Cascardo (filed as an exhibit to the Company's Form
          10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
10.12*    First Amendment to the Consulting Agreement between the
          Company and J. Livingston -- Kosberg
10.13*    First Amendment to Second Amended and Restated Employment
          Agreement between the Company and Roy W. Spradlin
21*       Subsidiaries of the Registrant
23.1*     Consent of KPMG LLP
99.1*     Certification of Periodic Report

---------------

* Filed herewith

+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2002.

ITEM 15. (d)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                             (AMOUNTS IN THOUSANDS)

                 COL. A                      COL. B             COL. C              COL. D        COL. E
-----------------------------------------  ----------   -----------------------   -----------   ----------
                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                           BEGINNING    COSTS AND      OTHER      DEDUCTIONS-     END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS     DESCRIBE       PERIOD
               -----------                 ----------   ----------   ----------   -----------   ----------
YEAR ENDED DECEMBER 31, 2002:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts..........................    $3,805       $1,669          --        $1,147(1)     $4,327
YEAR ENDED DECEMBER 31, 2001:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts..........................    $2,780       $1,930          --        $  905(1)     $3,805
YEAR ENDED DECEMBER 31, 2000:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible
       accounts..........................    $2,014       $1,596          --        $  830(1)     $2,780

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

                                            Date: March 31, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.

               By: /s/ ROY W. SPRADLIN                               By: /s/ MARK J. BROOKNER
 --------------------------------------------------     --------------------------------------------------
                  Roy W. Spradlin,                                       Mark J. Brookner,
   Chairman, President and Chief Executive Officer                  Vice Chairman of the Board
            (principal executive officer)




               By: /s/ JAMES B. HOOVER                                By: /s/ ALBERT L. ROSEN
 --------------------------------------------------     --------------------------------------------------
                  James B. Hoover,                                       Albert L. Rosen,
                      Director                                               Director




             By: /s/ MARLIN W. JOHNSTON                              By: /s/ DANIEL C. ARNOLD
 --------------------------------------------------     --------------------------------------------------
                 Marlin W. Johnston,                                     Daniel C. Arnold,
                      Director                                               Director




             By: /s/ BRUCE D. BROUSSARD
 --------------------------------------------------
                 Bruce D. Broussard,
                      Director

                                 CERTIFICATIONS

I, Roy Spradlin, certify that:

     1. I have reviewed this annual report on Form 10-K of U.S. Physical Therapy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ ROY SPRADLIN
                                          --------------------------------------
                                                       ROY SPRADLIN
                                              Chairman, President and Chief
                                                    Executive Officer
                                              (principal executive officer)

Date: March 31, 2003

                                 CERTIFICATIONS

I, J. Michael Mullin, certify that:

     1. I have reviewed this annual report on Form 10-K of U.S. Physical Therapy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ J. MICHAEL MULLIN
                                          --------------------------------------
                                                    J. Michael Mullin
                                                 Chief Financial Officer
                                           (principal financial and accounting
                                                         officer)

Date: March 31, 2003

                               INDEX OF EXHIBITS



EXHIBIT NO.       DESCRIPTION
-----------       -----------
 3.1      Articles of Incorporation of the Company (filed as an
          exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
 3.2      Amendment to the Articles of Incorporation of the Company
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
 3.3      Bylaws of the Company, as amended (filed as an exhibit to
          the Company's Form 10-KSB for the year ended December 31,
          1993 and incorporated herein by reference).
10.1      Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1994
          and incorporated herein by reference).
10.2      Registration Agreement for Series C Notes (filed as an
          exhibit to the Company's Form 8-K dated May 5, 1994 and
          incorporated herein by reference).
10.3+     1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
          30, 2001 and incorporated herein by reference).
10.4+     Executive Option Plan (filed as an exhibit to the Company's
          Registration Statement on Form S-8 (33-63444) and
          incorporated herein by reference).
10.5+     1999 Employee Stock Option Plan (filed as an exhibit to the
          Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.6+     Second Amended and Restated Employment Agreement between the
          Company and Roy W. Spradlin (filed as an exhibit to the
          Company's Form 10-Q for the quarterly period ended June 30,
          2001 and incorporated herein by reference).
10.7+     Non-Statutory Stock Option Agreement dated February 17, 2000
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference).
10.8+     Non-Statutory Stock Option Agreement dated February 7, 2001
          (filed as an exhibit to the Company's Form 10-Q for the
          quarterly period ended June 30, 2001 and incorporated herein by reference.)
10.9+     Consulting agreement between the Company and J. Livingston
          Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
          herein by reference).
10.10+    Non-Statutory Stock Option Agreement dated February 26, 2002
          (filed as an exhibit to the Company's S-8 dated February 10,
          2003 and incorporated herein by reference.)
10.11     Partnership Interest Purchase Agreement between the Company and John Cascardo (filed as an exhibit to the Company's Form
          10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
10.12*    First Amendment to the Consulting Agreement between the
          Company and J. Livingston -- Kosberg
10.13*    First Amendment to Second Amended and Restated Employment
          Agreement between the company and Roy W. Spradlin
21*       Subsidiaries of the Registrant
23.1*     Consent of KPMG LLP
99.1*     Certification of Periodic Report

---------------

* Filed herewith

+ Management contract or compensatory plan or arrangement.