Form 10-Q
period 2003-03-31
U S PHYSICAL THERAPY INC /NV
filed 2003-05-15
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-11151

                           U.S. PHYSICAL THERAPY, INC.

                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    NEVADA                                      76-0364866
        (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300,                  77042
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

As of May 5, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,878,571.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.
             Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                               3
             Consolidated Statements of Operations for the three months ended March 31, 2003 and
             2002                                                                                                 4
             Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and
             2002                                                                                                 5
             Notes to Consolidated Financial Statements                                                           6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.              10
Item 3.      Quantitative and Qualitative Disclosure About Market Risk.                                          15
Item 4.      Controls and Procedures.                                                                            15

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.                                                                   15
             Signature                                                                                           16
             Certifications                                                                                   17-18

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                  2003             2002
                                                                              -------------    -------------
                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $      10,134    $       7,610
  Patient accounts receivable, less allowance for doubtful
     accounts of $4,255 and $4,327, respectively ..........................          13,635           13,235
  Accounts receivable -- other ............................................             573              443
  Other current assets ....................................................           1,513            1,795
                                                                              -------------    -------------
          Total current assets ............................................          25,855           23,083
Fixed assets:
  Furniture and equipment .................................................          18,384           17,796
  Leasehold improvements ..................................................           9,893            9,310
                                                                              -------------    -------------
                                                                                     28,277           27,106
  Less accumulated depreciation and amortization ..........................          17,330           16,693
                                                                              -------------    -------------
                                                                                     10,947           10,413
Goodwill, net of amortization of $335 and $335, respectively ..............           5,590            5,590
Other assets, net of amortization of $430 and $505, respectively ..........           2,003            1,947
                                                                              -------------    -------------
                                                                              $      44,395    $      41,033
                                                                              =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade ...............................................   $         576    $         624
  Accrued expenses ........................................................           3,144            2,188
  Estimated third-party payor (Medicare) settlements ......................              33               33
  Notes payable ...........................................................               4                4
                                                                              -------------    -------------
          Total current liabilities .......................................           3,757            2,849
Notes payable -- long-term portion ........................................              16               17
Other long-term liabilities ...............................................             295              273
Convertible subordinated notes payable ....................................           2,333            2,333
Minority interests in subsidiary limited partnerships .....................           3,317            3,024
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, zero
       shares issued and outstanding ......................................              --               --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      11,877,873 and 11,818,711 shares issued at March 31, 2003
      and December 31, 2002, respectively .................................             119              118
  Additional paid-in capital ..............................................          23,685           23,313
  Retained earnings .......................................................          23,395           21,608
  Treasury stock at cost, 947,100 and 945,300 shares held at
     March 31, 2003 and December 31, 2002, respectively ...................         (12,522)         (12,502)
                                                                              -------------    -------------
          Total shareholders' equity ......................................          34,677           32,537
                                                                              -------------    -------------
                                                                              $      44,395    $      41,033
                                                                              =============    =============


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                             2003            2002
                                                                         -------------   -------------
Net patient revenues .................................................   $      24,483   $      21,636
Management contract revenues .........................................             477             588
Other revenues .......................................................              46              26
                                                                         -------------   -------------
     Net revenues ....................................................          25,006          22,250
Clinic operating costs:
  Salaries and related costs .........................................          11,516          10,002
  Rent, clinic supplies and other ....................................           5,899           4,741
  Provision for doubtful accounts ....................................             338             431
                                                                         -------------   -------------
                                                                                17,753          15,174

Corporate office costs ...............................................           3,178           2,505
                                                                         -------------   -------------
Operating income .....................................................           4,075           4,571
Interest expense .....................................................              46              59
Minority interests in subsidiary limited partnerships ................           1,145           1,159
                                                                         -------------   -------------
Income before income taxes ...........................................           2,884           3,353
Provision for income taxes ...........................................           1,097           1,277
                                                                         -------------   -------------
     Net income ......................................................   $       1,787   $       2,076
                                                                         =============   =============

Basic earnings per common share ......................................   $        0.16   $        0.19
                                                                         =============   =============
Diluted earnings per common share ....................................   $        0.15   $        0.16
                                                                         =============   =============


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                        2003            2002
                                                                                   -------------    -------------
OPERATING ACTIVITIES
Net income .....................................................................   $       1,787    $       2,076
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ................................................             841              699
  Minority interests in earnings of subsidiary limited partnerships ............           1,145            1,159
  Distributions to minority investors in subsidiary limited partnerships .......            (852)          (1,045)
  Provision for doubtful accounts ..............................................             338              431
  Tax benefit from exercise of stock options ...................................             171            2,024
  Other ........................................................................             (34)              67
Changes in operating assets and liabilities:
  Increase in patient accounts receivable ......................................            (738)          (1,462)
  (Increase) decrease in accounts receivable -- other ..........................            (130)             119
  Decrease (increase) in other assets ..........................................             226             (142)
  Increase (decrease) in accounts payable and accrued expenses .................             908             (976)
  Increase in other liabilities ................................................              22               72
  Decrease in estimated third-party payor (Medicare) settlements ...............              --              (80)
                                                                                   -------------    -------------
Net cash provided by operating activities ......................................           3,684            2,942
                                                                                   -------------    -------------

INVESTING ACTIVITIES
Purchase of fixed assets .......................................................          (1,470)          (1,004)
Purchase of intangible assets ..................................................              --             (459)
Proceeds on sale of fixed assets ...............................................             129               --
                                                                                   -------------    -------------
Net cash used in investing activities ..........................................          (1,341)          (1,463)
                                                                                   -------------    -------------

FINANCING ACTIVITIES
Payment of notes payable .......................................................              (1)            (697)
Purchase of treasury stock .....................................................             (20)              --
Proceeds from exercise of stock options ........................................             202            1,364
                                                                                   -------------    -------------
Net cash provided by financing activities ......................................             181              667
                                                                                   -------------    -------------

Net increase in cash and cash equivalents ......................................           2,524            2,146
Cash and cash equivalents -- beginning of year .................................           7,610            8,121
                                                                                   -------------    -------------
Cash and cash equivalents -- end of period .....................................   $      10,134    $      10,267
                                                                                   =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes .................................................................   $         115    $         213
  Interest .....................................................................   $          93    $          61


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Due to a recent change in accounting practices, the Company may increase its development of non-partnership clinics. See Note 7.

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

The Company believes, and the President and Chief Financial Officer have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2002.


SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Net patient revenues are reported in the period in which the Company renders services. Net patient revenues are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from established rates. Net patient revenues reflect reserves, evaluated monthly by management for contractual and other adjustments agreed to or established with payers. Net accounts receivable includes only those amounts the Company estimates to be collectible.

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. After a three year moratorium, this financial limitation on therapy services is set to be implemented for services rendered on or after July 1, 2003. The total amount paid by Medicare in any one year has been adjusted up to $1,590 and the full amount will be available for the six month period between July 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. See also "Factors Affecting Future Results" in Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Doubtful Accounts

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

Stock Options

SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the quarters ended March 31, 2003 and 2002 is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share data):

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        2003            2002
                                                                    -------------   -------------
Actual net income ...............................................   $       1,787   $       2,076
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes ..................             248             170
                                                                    -------------   -------------
Pro forma net income ............................................   $       1,539   $       1,906
                                                                    =============   =============
Earnings per share:
  Actual basic earnings per common share ........................   $        0.16   $        0.19
  Actual diluted earnings per common share ......................   $        0.15   $        0.16
  Pro forma basic earnings per common share .....................   $        0.14   $        0.18
  Pro forma diluted earnings per common share ...................   $        0.13   $        0.15


Carrying Value of Long-Lived Assets

Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets at March 31, 2003 and December 31, 2002. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 144. These accounting standards require that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then would write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of operations. A degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Use of Estimates

In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.


2. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 are as follows (in thousands, except per share data):

                                                                             2003             2002
                                                                         -------------   -------------
Numerator:
  Net income .........................................................   $       1,787   $       2,076
                                                                         -------------   -------------
  Numerator for basic earnings per share .............................           1,787           2,076
  Effect of dilutive securities:
     Interest on convertible subordinated notes payable ..............              31              39
                                                                         -------------   -------------
  Numerator for diluted earnings per share--income available
     to common stockholders after assumed conversions ................   $       1,818   $       2,115
                                                                         =============   =============
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares ................................          10,907          10,654
  Effect of dilutive securities:
     Stock options ...................................................             824           1,626
     Convertible subordinated notes payable ..........................             700             900
                                                                         -------------   -------------
  Dilutive potential common shares ...................................           1,524           2,526
                                                                         -------------   -------------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions .................          12,431          13,180
                                                                         =============   =============
Basic earnings per common share ......................................   $        0.16   $        0.19
                                                                         =============   =============
Diluted earnings per common share ....................................   $        0.15   $        0.16
                                                                         =============   =============

Options to purchase 446,000 and 43,825 shares for the three months ended March 31, 2003 and March 31, 2002, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.


3. INCOME TAXES

Significant components of the provision for income taxes for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                              2003            2002
                                                          -------------   -------------
Current:
  Federal .............................................   $         947   $       1,158
  State ...............................................             150             186
                                                          -------------   -------------
Total current .........................................           1,097           1,344
                                                          -------------   -------------

Deferred:
  Federal .............................................              --             (67)
  State ...............................................              --              --
                                                          -------------   -------------

Total deferred ........................................              --             (67)
                                                          -------------   -------------
Total income tax provision ............................   $       1,097   $       1,277
                                                          =============   =============

4. NOTES PAYABLE

In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bears interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at March 31, 2003 and December 31, 2002.

The Series C Note is unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.


5. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of December 31, 2002, the Company purchased an additional 795,600 shares of its common stock on the open market for $10.5 million. During the quarter ended March 31, 2003, the Company purchased 1,800 shares of its common stock on the open market for a total of $20,000.

On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position.


6. ACQUISITION OF MINORITY INTERESTS

On January 31, 2002, the Company purchased a 10% minority interest in a limited partnership that owns four clinics in Michigan for $447,000. As part of the purchase, the Company paid the minority partner $65,000 in undistributed earnings.

On June 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. In July, the Company sold 17.5% of the total limited partnership interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

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

The Company's minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocation during the first year after completing the purchase. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair value of the net tangible assets of the minority interest acquired and accounted for in accordance with SFAS 142.

The changes in the carrying amount of goodwill consisted of the following for the three months and year ended March 31, 2003 and December 31, 2002, respectively (in thousands):

                                                            MARCH 31,      DECEMBER 31,
                                                              2003             2002
                                                          -------------   -------------
Beginning balance .....................................   $       5,590   $       4,519
Goodwill acquired during the period ...................              --           1,052
Purchase accounting adjustments .......................              --              19
                                                          -------------   -------------
Ending balance ........................................   $       5,590   $       5,590
                                                          =============   =============

Goodwill represents the excess of costs over the fair value of the acquired business's assets. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill during 2003 and 2002 and no impairment of assets was recognized.


7. MINORITY INTEREST

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her profits interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapist's profit interest in the clinic partnerships as minority interest in earning of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44", which provides specific accounting guidance relating to various incentive compensation issues. The Company has reviewed EITF 00-23 with respect to the partnerships structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partner's interest in profits. Moreover, EITF 00-23 also requires, for clinic partnerships formed after January 18, 2001, that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships. At this time, the Company operates 45 wholly owned clinics without any minority interest. It is possible that due to this recent change in accounting practices the Company will increase its development of non-partnership clinics, and because of the revised method of accounting for clinic partnerships, the Company probably will expand the number of wholly owned clinics.

In accordance with the above, for the quarter ended March 31, 2003 and March 31, 2002, the Company classified $86,000 and $72,000, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to the 29 partnerships formed after January 18, 2001, as salaries and related costs. As of March 31, 2003 and December 31, 2002, $295,000 and $273,000, respectively, in undistributed minority interests related to the 29 partnerships are classified as other long-term liabilities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 2003, we operated 212 outpatient physical and occupational therapy clinics in 34 states. The average age of our clinics at March 31, 2003, was 4.01 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of March 31, 2003.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data:

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              2003             2002
                                                          -------------    -------------
Working days ..........................................              63               63
Average visits per day per clinic .....................            20.5             23.0
Total patient visits ..................................         265,000          237,000
Per visit:
  Net revenues ........................................   $       94.36    $       93.88
  Salaries and related costs ..........................          (43.46)          (42.20)
  Rent, clinic supplies and other .....................          (22.26)          (20.00)
  Provision for doubtful accounts .....................           (1.27)           (1.82)
                                                          -------------    -------------
     Contribution from clinics ........................           27.37            29.86
  Corporate office costs ..............................          (11.99)          (10.57)
                                                          -------------    -------------
     Operating income .................................   $       15.38    $       19.29
                                                          =============    =============

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         o Net revenues rose 12% to $25 million from $22.2 million primarily due to a 12% increase in patient visits to 265,000 and a $0.86 increase in patient revenues per visit to $92.24.

         o        Net income declined 14% to $1.8 million from $2.1 million.

         o Earnings per share decreased 6% to $0.15 per fully diluted share from $0.16 per fully diluted share.

NET PATIENT REVENUES

         o Net patient revenues increased to $24.5 million for the three months ended March 31, 2003 ("2003 First Quarter") from $21.6 million for the three months ended March 31, 2002 ("2002 First Quarter"), an increase of $2.9 million, or 13%.

         o Total patient visits increased 28,000, or 12%, to 265,000 for the 2003 First Quarter from 237,000 for the 2002 First Quarter. We believe that the growth in visits for the quarter was negatively impacted by the economy and weather conditions at some of our clinics.

         o Net patient revenues from the 45 clinics developed and seeing patients since the 2002 First Quarter (the "New Clinics") accounted for approximately 79% of the increase, or $2.3 million.

         o The remaining increase of $604,000 in net patient revenues was from the 167 clinics opened before the end of the 2002 First Quarter (the "Mature Clinics"). Of the $604,000 increase in net patient revenues from the Mature Clinics, $368,000 was due to a 2% increase in the number of patient visits, while $236,000 was due to an 1% increase in the average net revenue per visit.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by worker compensation programs and other contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect contractual and other adjustments, which we evaluate quarterly, relating to patient discounts from certain payors.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of revenues were 71% for the 2003 First Quarter and 68% the 2002 First Quarter.

CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

Salaries and related costs increased to $11.5 million for the 2003 First Quarter from $10 million for the 2002 First Quarter, an increase of $1.5 million, or 15%. Approximately 7% of the increase, or $111,000, was incurred at the New Clinics. The remaining 93% increase, or $1.4 million, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of revenues were 46% for the 2003 First Quarter and 45% for the 2002 First Quarter.

CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

Rent, clinic supplies and other increased to $5.9 million for the 2003 First Quarter from $4.7 million for the 2002 First Quarter, an increase of $1.2 million, or 25%. Approximately 17% of the increase, or $197,000, was incurred at the New Clinics, while 83%, or $1 million, of the increase was incurred at the Mature Clinics. Rent, clinic supplies and other as a percent of revenues increased to 24% for the 2003 First Quarter from 21% for the 2002 First Quarter.

CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts decreased to $338,000 for the 2003 First Quarter from $431,000 for the 2002 First Quarter, a decrease of $93,000, or 22%. This decrease was due to a $94,000 decrease at the Mature Clinics as a result of better collection efforts, offset by a slight increase generated at the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.4% for the 2003 First Quarter from 2% for the 2002 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 24% at March 31, 2003, as compared to 25% at December 31, 2002.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $3.2 million for the 2003 First Quarter from $2.5 million for the 2002 First Quarter, an increase of $673,000, or 27%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of revenues increased to 12.7% for the 2003 First Quarter from 11.3% for the 2002 First Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships remained constant at $1.1 million for the 2003 First Quarter and the 2002 First Quarter. As a percentage of operating income, minority interest increased to 28% for the 2003 First Quarter from 25% for the First Quarter of 2002 primarily as a result of a decrease in operating income.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1.1 million for the 2003 First Quarter from $1.3 million for the 2002 First Quarter, a decrease of $180,000, or 14% as a result of lower pre-tax income. During the 2003 First Quarter and the 2002 First Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $10.1 million in cash and cash equivalents compared to $7.6 million at December 31, 2002. Our cash and cash equivalents are available to fund the working capital needs of our operating subsidiaries, future clinic development, acquisitions and investments.

The increase in cash of $2.5 million from December 31, 2002 to March 31, 2003 is due primarily to cash provided by operating activities of $3.7 million, offset by $1.5 million of cash used for the purchase of fixed assets. In 2003, we had $1.1 million of cash provided by minority interest in earnings of subsidiary limited partnerships and made $852,000 in distributions to minority investors in subsidiary limited partnerships. In addition, cash of $202,000 was provided by the exercises of stock options.

Our current ratio decreased to 6.88 to 1.00 at March 31, 2003 from 8.10 to 1.00 at December 31, 2002. The decrease in the current ratio is due primarily to an increase in accrued expenses at March 31, 2003 from December 31, 2002.

The debt-to-equity ratio of 0.07 to 1.00 remained constant at March 31, 2003 from December 31, 2002. We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally do not acquire new clinics through acquisitions of existing clinics, but prefer developing and opening new clinics, which we believe generally requires less capital. We currently plan to continue developing new clinics, although this strategy may change if attractive opportunities become available. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2004.

In September 2001, the Board of Directors ("Board") authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. During the year ended December 31, 2002, we purchased 795,600 shares of our common stock on the open market for $10.5 million. During the quarter ended March 31, 2003, we purchased 1,800 shares of its common stock on the open market for a total of $20,000.

On February 26, 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position.


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for us beginning in 2003. The adoption of SFAS 145 did not have a significant impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 is effective for us beginning in 2003. The adoption of SFAS 146 did not have a significant impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of charges in the entity's product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial condition or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of March 31, 2003, we had 212 clinics in operation, 13 of which were completed in the first quarter and 11 were seeing patients. Our goal for 2003 is to open between 40 and 45 additional clinics if we can identify suitable geographic locations and physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will negatively impact our operating results. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the second and third years following the clinic opening. Based on historical performance of our clinics, the clinics opened in 2003 should favorably impact our results of operations beginning in 2004.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended March 31, 2003, approximately 20% of our revenues were derived from Medicare. We receive payments from the Medicare program under a fee schedule. These payments will be subject to an annual limit of $1,590 per patient, effective for services rendered between July 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. Legislation has been introduced in both houses of Congress (S569/HR1125) to permanently repeal this financial limit on therapy services. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business.

If the limit had been in effect as of July 1, 2002, we estimate that Medicare payments exceeding the cap for 2002 would have been $1.2 million. The potential negative impact on revenue could be reduced by receiving payments from secondary insurance carriers, patients electing to self-pay, and most importantly by replacing lost revenues by more aggressive marketing efforts focused on decreasing Medicare as a percentage of our total business. In the event such negative impact is not mitigated by such efforts or a repeal of such limitation is unsuccessful, the limit could have an adverse impact on 2004 income (potentially as much as a 10% reduction) since the limit will apply for the entire year.

Convertible Subordinated Debt

In May 1994 we issued $3 million of an 8% Convertible Subordinated Note, Series C due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Note being converted by $3.33 per share. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at March 31, 2003 and December 31, 2002. If our share price is not at or above $3.33 in June 2004, it is likely that the note holder would not convert and we would have to use cash to repay the remaining Series C Note.


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

- competition;

- federal and state regulations;

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of March 31, 2003, was $2.3 million in Series C Convertible Subordinated Notes, described above. Also, see Note 4 of the notes to consolidated financial statements.


ITEM 4. CONTROLS AND PROCEDURES.

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


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

  EXHIBIT
    NO.         DESCRIPTION
------------    -----------
99.1*           Certification of Periodic Report

* Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2003.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                              U.S. PHYSICAL THERAPY, INC.





Date: May 15, 2003                           By:  /s/ J. MICHAEL MULLIN
      ------------                              -------------------------
                                                    J. Michael Mullin
                                                 Chief Financial Officer
                                                (duly authorized officer
                                                 and principal financial
                                                 and accounting officer)

                                  CERTIFICATION


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                /s/ ROY SPRADLIN
                     --------------------------------------
                                  ROY SPRADLIN
                          Chairman, President and Chief
                                Executive Officer
                          (principal executive officer)


Date: May 15, 2003

                                 CERTIFICATION

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ J. MICHAEL MULLIN
                     --------------------------------------
                                J. Michael Mullin
                             Chief Financial Officer
                       (principal financial and accounting
                                    officer)


Date: May 15, 2003

                                INDEX OF EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-----------      -----------
99.1*            Certification of Periodic Report


* Filed herewith