Form 10-Q
period 2003-06-30
U S PHYSICAL THERAPY INC /NV
filed 2003-08-14
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-11151

                           U.S. PHYSICAL THERAPY, INC.
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEVADA                                                76-0364866
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300                     77042
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

As of August 5, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,994,376.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                   3

          Consolidated Statements of Operations for the three and six months ended
          June 30, 2003 and 2002                                                                  4

          Consolidated Statements of Cash Flows for the six months ended June 30,
          2003 and 2002                                                                           5

          Notes to Consolidated Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.                                                                         11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.                             17

Item 4.   Controls and Procedures.                                                               17

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.                                                      18
          Signature                                                                              19

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                JUNE 30,                DECEMBER 31,
                                                                                  2003                      2002
                                                                           -------------------      -------------------
                                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $            12,576      $             7,610
  Patient accounts receivable, less allowance for doubtful
    accounts of $4,196 and $4,327, respectively..........................               13,156                   13,235
  Accounts receivable -- other...........................................                  563                      443
  Other current assets...................................................                  742                    1,307
                                                                           -------------------      -------------------
          Total current assets...........................................               27,037                   22,595
Fixed assets:
  Furniture and equipment................................................               19,338                   17,796
  Leasehold improvements.................................................               10,052                    9,310
                                                                           -------------------      -------------------
                                                                                        29,390                   27,106
  Less accumulated depreciation and amortization.........................               18,173                   16,693
                                                                           -------------------      -------------------
                                                                                        11,217                   10,413
Goodwill, net of amortization of $335....................................                5,590                    5,590
Other assets, net of amortization of $430 and $505, respectively.........                2,210                    2,435
                                                                           -------------------      -------------------
                                                                           $            46,054      $            41,033
                                                                           ===================      ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade..............................................                $ 415                    $ 624
  Accrued expenses.......................................................                2,133                    2,188
  Estimated third-party payor (Medicare) settlements.....................                   33                       33
  Notes payable..........................................................                    4                        4
  Convertible subordinated note payable..................................                2,333                       --
                                                                           -------------------      -------------------
          Total current liabilities......................................                4,918                    2,849
Notes payable -- long-term portion.......................................                   15                       17
Other long-term liabilities..............................................                  217                      273
  Convertible subordinated note payable..................................                   --                    2,333
Minority interests in subsidiary limited partnerships....................                3,275                    3,024
Commitments and contingencies Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, zero
    shares issued and outstanding........................................                   --                       --
  Common stock, $.01 par value, 20,000,000 shares authorized,
    11,990,674 and 11,818,711 shares issued at June 30, 2003
    and December 31, 2002, respectively..................................                  120                      118
  Additional paid-in capital.............................................               24,423                   23,313
  Retained earnings......................................................               25,608                   21,608
  Treasury stock at cost, 947,100 and 945,300 shares held at
    June 30, 2003 and December 31, 2002, respectively....................              (12,522)                 (12,502)
                                                                           -------------------      -------------------
          Total shareholders' equity.....................................               37,629                   32,537
                                                                           -------------------      -------------------
                                                                           $            46,054      $            41,033
                                                                           ===================      ===================

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                                            THREE MONTHS                   SIX MONTHS
                                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                                    ----------------------------   ----------------------------
                                                                        2003            2002           2003            2002
                                                                    ------------    ------------   ------------     -----------
Net patient revenues..............................................  $     26,382    $     23,449   $     50,865     $    45,085
Management contract revenues......................................           582             570          1,059           1,158
Other revenues....................................................            39              32             85              58
                                                                    ------------    ------------   ------------     -----------
     Net revenues.................................................        27,003          24,051         52,009          46,301
Clinic operating costs:
  Salaries and related costs......................................        12,092          10,459         23,608          20,461
  Rent, clinic supplies and other.................................         6,131           5,022         12,030           9,763
  Provision for doubtful accounts.................................           418             511            756             942
                                                                    ------------    ------------   ------------     -----------
                                                                          18,641          15,992         36,394          31,166

Corporate office costs............................................         3,344           2,863          6,522           5,368
                                                                    ------------    ------------   ------------     -----------
Operating income..................................................         5,018           5,196          9,093           9,767
Interest expense..................................................            48              61             94             120
Minority interests in subsidiary limited partnerships.............         1,404           1,349          2,549           2,508
                                                                    ------------    ------------   ------------     -----------
Income before income taxes........................................         3,566           3,786          6,450           7,139
Provision for income taxes........................................         1,353           1,450          2,450           2,727
                                                                    ------------    ------------   ------------     -----------
     Net income...................................................  $      2,213    $      2,336   $      4,000     $     4,412
                                                                    ============    ============   ============     ===========

Basic earnings per common share..................................   $       0.20    $       0.21   $       0.37     $      0.40
                                                                    ============    ============   ============     ===========

Diluted earnings per common share................................   $       0.18    $       0.18   $       0.33     $      0.34
                                                                    ============    ============   ============     ===========

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                         -----------------------------
                                                                                             2003             2002
                                                                                         ------------     ------------
OPERATING ACTIVITIES
Net income.............................................................................  $      4,000     $      4,412
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization........................................................         1,722            1,413
  Minority interests in earnings of subsidiary limited partnerships........                     2,549            2,508
  Provision for doubtful accounts......................................................           756              942
  Tax benefit from exercise of stock options...........................................           525            3,723
  Other................................................................................           (35)             154
Changes in operating assets and liabilities:
  Increase in patient accounts receivable..............................................          (677)          (1,683)
  (Increase) decrease in accounts receivable -- other..................................          (120)             353
  Decrease (increase) in other assets..................................................           474           (1,641)
  Increase (decrease) in accounts payable and accrued expenses.........................            51              (28)
  Increase in (decrease) other liabilities.............................................           (56)             123
  Decrease in estimated third-party payor (Medicare) settlements.......................            --              (80)
                                                                                         ------------     ------------
Net cash provided by operating activities..............................................         9,189           10,196
                                                                                         ------------     ------------

INVESTING ACTIVITIES
Purchase of fixed assets...............................................................        (2,619)          (2,298)
Purchase of intangible assets..........................................................            --             (773)
Other..................................................................................           129                1
                                                                                         ------------     ------------
Net cash used in investing activities..................................................        (2,490)          (3,070)
                                                                                         ------------     ------------

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships...                      (2,298)          (2,557)
Payment of notes payable...............................................................            (2)            (698)
Repurchase of common stock.............................................................           (20)              --
Proceeds from exercise of stock options................................................           587            2,454
                                                                                         ------------     ------------
Net cash used in financing activities..................................................        (1,733)            (801)
                                                                                         ------------     ------------

Net increase in cash and cash equivalents..............................................         4,966            6,325
Cash and cash equivalents -- beginning of year.........................................         7,610            8,121
                                                                                         ------------     ------------
Cash and cash equivalents -- end of period.............................................  $     12,576     $     14,446
                                                                                         ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes.........................................................................  $      2,012     $        556
  Interest.............................................................................  $        185     $        120

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Beginning in 2003, the Company ceased its development of new clinic partnerships. New clinics opened which are not satellite clinics will be wholly owned by the Company. The clinic directors of such clinics will be compensated based upon clinic profits. See Note 6.

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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2002.


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

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. After a three year moratorium, this financial limitation on therapy services is set to be implemented for services rendered on or after September 1, 2003. The total amount paid by Medicare in any one year has been adjusted up to $1,590 and the full amount will be available for the four month period between September 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. See also "Factors Affecting Future Results" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Income Taxes

The Company is required to estimate its federal and state income tax liability as well as account for temporary differences between its tax and accounting treatment of some of its expenses, such as bad debt expense, depreciation expense and amortization of leasehold improvements. The differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must also assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not recoverable, establish a valuation reserve.

Stock Options

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the quarters ended June 30, 2003 and 2002 is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share data):

                                                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,             ENDED JUNE 30,
                                                                     ----------------------    ---------------------
                                                                        2003         2002         2003        2002
                                                                     ---------    ---------    ---------   ---------
Actual net income..................................................  $   2,213    $   2,336    $   4,000   $   4,412
  Deduct: Total stock based compensation expense determined
    under the fair value method, net of taxes......................        236          190          484         360
                                                                     ---------    ---------    ---------   ---------
Pro forma net income...............................................  $   1,977    $   2,146    $   3,516   $   4,052
                                                                     =========    =========    =========   =========
Earnings per share:
  Actual basic earnings per common share...........................  $    0.20    $    0.21    $    0.37   $    0.40
  Actual diluted earnings per common share.........................  $    0.18    $    0.18    $    0.33   $    0.34
  Pro forma basic earnings per common share........................  $    0.18    $    0.19    $    0.32   $    0.37
  Pro forma diluted earnings per common share......................  $    0.16    $    0.16    $    0.29   $    0.31

Carrying Value of Long-Lived Assets

Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets at June 30, 2003 and December 31, 2002. We account for our long-lived assets pursuant to SFAS No. 142 and SFAS No. 144. These accounting standards require that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then would write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of operations. A degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

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


2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                   FOR THE THREE MONTHS            FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                      ENDED JUNE 30,
                                                                --------------------------        --------------------------
                                                                  2003             2002             2003             2002
                                                                ---------        ---------        ---------        ---------
Numerator:
  Net income..................................................  $   2,213        $   2,336        $   4,000        $   4,412
                                                                ---------        ---------        ---------        ---------
  Numerator for basic earnings per share......................      2,213            2,336            4,000            4,412
  Effect of dilutive securities:
    Interest on convertible subordinated notes payable........         31               39               61               78
                                                                ---------        ---------        ---------        ---------
  Numerator for diluted earnings per share -- income
    available to common stockholders after assumed
    conversions...............................................  $   2,244        $   2,375        $   4,061        $   4,490
                                                                =========        =========        =========        =========
Denominator:
  Denominator for basic earnings per share --
    weighted-average shares...................................     10,956           11,132           10,933           10,894
  Effect of dilutive securities:
    Stock options.............................................        798            1,307              810            1,471
    Convertible subordinated notes payable....................        700              878              700              889
                                                                ---------        ---------        ---------        ---------
  Dilutive potential common shares............................      1,498            2,185            1,510            2,360
                                                                ---------        ---------        ---------        ---------
  Denominator for diluted earnings per share -- adjusted
    weighted-average shares and assumed conversions...........     12,454           13,317           12,443           13,254
                                                                =========        =========        =========        =========
Basic earnings per common share...............................  $    0.20        $    0.21        $    0.37        $    0.40
                                                                =========        =========        =========        =========
Diluted earnings per common share.............................  $    0.18        $    0.18        $    0.33        $    0.34
                                                                =========        =========        =========        =========

Options to purchase 464,240 and 67,615 shares for the three months ended June 30, 2003 and June 30, 2002, respectively, and 454,487 and 33,994 shares for the six months ended June 30, 2003 and June 30, 2002, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices exceeded the average market price of the common shares during the periods.

3. NOTES PAYABLE

In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bears interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at June 30, 2003 and December 31, 2002.

The Series C Note is unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.


4. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of December 31, 2002, the Company had purchased 795,600 shares of its common stock on the open market for $10.5 million. During the quarter ended March 31, 2003, the Company purchased additional 1,800 shares of its common stock on the open market for a total of $20,000.

On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. As of June 30, 2003, no shares have been repurchased under the new share repurchase program.


5. ACQUISITION OF MINORITY INTERESTS

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

The changes in the carrying amount of goodwill consisted of the following for the six months and year ended June 30, 2003 and December 31, 2002, respectively (in thousands):

                                                                JUNE 30,           DECEMBER 31,
                                                                  2003                 2002
                                                              ------------         -----------
Beginning balance...........................................  $      5,590         $     4,519
Goodwill acquired during the period.........................            --               1,052
Purchase accounting adjustments.............................            --                  19
                                                              ------------         -----------
Ending balance..............................................  $      5,590         $     5,590
                                                              ============         ===========

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


6. MINORITY INTEREST

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her profits interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapist's profit interest in the clinic partnerships as minority interest in earning of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44", which provides specific accounting guidance relating to various incentive compensation issues. The Company has reviewed EITF 00-23 with respect to the partnership structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partner's interest in profits. Moreover, EITF 00-23 also requires, for clinic partnerships formed after January 18, 2001, that the Company expense as compensation rather than capitalizing as goodwill, the purchase of any minority interest in the partnerships. At this time, the Company operates 52 wholly owned clinics without any minority interest. Beginning in 2003, the Company ceased its development of new clinic partnerships. New clinics opened which are not satellite clinics will be wholly owned by the Company. The clinic directors of such clinics will be compensated based upon clinic profits.

Pursuant to EITF 00-23, for the three months ended June 30, 2003 and June 30, 2002, the Company classified $42,000 and $51,000, respectively of the minority interest in earnings of subsidiary limited partnerships relating to the 29 partnerships formed after January 18, 2001, as salaries and related costs and for the six months ended June 30, 2003 and June 30, 2002, the Company classified $128,000 and $123,000, respectively,. As of June 30, 2003 and December 31, 2002, $217,000 and $273,000, respectively, in undistributed minority interests related to the 29 partnerships are classified as other long-term liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 2003, we operated 217 outpatient physical and occupational therapy clinics in 34 states. During the first half of 2003, we opened 23 clinics, 22 of which had treated patients as of June 30, and closed 7 clinics. The average age of our clinics at June 30, 2003, was 4.04 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of June 30, 2003.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data:

                                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                       -------------------------      ------------------------
                                                          2003            2002           2003           2002
                                                       ----------      ---------      ---------      ---------
Working days........................................           64             64            127            127
Average visits per day per clinic...................         20.7           23.5           20.7           22.8
Total patient visits................................      285,000        256,000        550,000        493,000

PER VISIT:
  Net revenues......................................   $    94.75      $   93.95      $   94.56      $   93.92
  Salaries and related costs........................       (42.43)        (40.85)        (42.92)        (41.50)
  Rent, clinic supplies and other...................       (21.51)        (19.62)        (21.87)        (19.81)
  Provision for doubtful accounts...................        (1.47)         (2.00)         (1.38)         (1.91)
                                                       ----------      ---------      ---------      ---------
    Contribution from clinics.......................        29.34          31.48          28.39          30.70
  Corporate office costs............................       (11.73)        (11.18)        (11.86)        (10.89)
                                                       ----------      ---------      ---------      ---------
    Operating income per visit......................   $    17.61      $   20.30      $   16.53      $   19.81
                                                       ==========      =========      =========      =========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

      o Net revenues rose 12% to $27 million from $24.1 million primarily due to an 11% increase in patient visits to 285,000 and a $1.11 increase in patient revenues per visit to $92.64.

      o  Net income declined 5% to $2.2 million from $2.3 million.

      o Earnings per share were $0.18 per diluted share for the current and prior year quarters. Total outstanding shares at June 30, 2003 were 11 million, a reduction of 500,000 shares from 11.5 million at June 30, 2002 primarily due to the repurchase of approximately 800,000 shares in the second half of 2002.

NET PATIENT REVENUES

      o Net patient revenues increased to $26.3 million for the three months ended June 30, 2003 ("2003 Second Quarter") from $23.4 million for the three months ended June 30, 2002 ("2002 Second Quarter"), an increase of $2.9 million, or 13%.

      o Total patient visits increased 29,000, or 11%, to 285,000 for the 2003 Second Quarter from 256,000 for the 2002 Second Quarter. The growth in visits for the quarter was primarily attributable to the clinics opened subsequent to June 30, 2002.

      o Net patient revenues from clinics developed and seeing patients since the 2002 Second Quarter (the "New Clinics") accounted for approximately 96% of the increase, or $2.8 million.

      o The remaining increase of $120,000 in net patient revenues was from the 168 clinics opened before the end of the 2002 Second Quarter (the "Mature Clinics"). Of the $120,000 increase in net patient revenues from the Mature Clinics, $168,000 was due to a 1% increase in the average net revenue per visit, offset by a $48,000 decrease related to a less than 1% decline in patient visits.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 69% for the 2003 Second Quarter and 66% the 2002 Second Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $12.1 million for the 2003 Second Quarter from $10.5 million for the 2002 Second Quarter, an increase of $1.6 million, or 16%. Approximately 88% of the increase, or $1.4 million, was incurred at the New Clinics. The remaining 12% increase, or $200,000, was due principally to Mature Clinics opened in the first half of 2002 that experienced increases in staffing to meet the increase in patient visits, coupled with an increase in bonuses earned by the these clinic directors. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 45% for the 2003 Second Quarter and 43% for the 2002 Second Quarter.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $6.1 million for the 2003 Second Quarter from $5 million for the 2002 Second Quarter, an increase of $1.1 million, or 22%. Approximately 91% of the increase, or $1 million, was incurred at the New Clinics, while 9%, or $100,000, of the increase was incurred at Mature Clinics opened in the first half of 2002. Rent, clinic supplies and other as a percent of net revenues increased to 23% for the 2003 Second Quarter from 21% for the 2002 Second Quarter.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $418,000 for the 2003 Second Quarter from $511,000 for the 2002 Second Quarter, a decrease of $93,000, or 18%. This decrease was due to a $173,000 decrease at the Mature Clinics as a result of better collection efforts, offset by an $80,000 increase at the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.6% for the 2003 Second Quarter from 2.2% for the 2002 Second Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 24% at June 30, 2003, as compared to 25% at December 31, 2002.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $3.3 million for the 2003 Second Quarter from $2.8 million for the 2002 Second Quarter, an increase of $481,000, or 17%. Corporate office costs increased primarily as a result of the increase in additional personnel to support the increased number of clinics and an increase in directors and officer's insurance costs. Corporate office costs as a percent of net revenues increased to 12.4% for the 2003 Second Quarter from 11.9% for the 2002 Second Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased to $1.4 million for the 2003 Second Quarter from $1.3 million for the 2002 Second Quarter, an increase of $55,000, or 4%. As a percentage of operating income, minority interest increased to 28% for the 2003 Second Quarter from 26% for the Second Quarter of 2002. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to January 18, 2001 offset by a decrease in operating income. See
Note 6.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1.4 million for the 2003 Second Quarter from $1.5 million for the 2002 Second Quarter, a decrease of approximately $100,000, or 7% as a result of lower pre-tax income. During the 2003 Second Quarter and the 2002 Second Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

      o Net revenues rose 12% to $52 million from $46.3 million primarily due to a 12% increase in patient visits to 550,000 and a $0.97 increase in patient revenues per visit to $92.43.

      o  Net income declined 9% to $4 million from $4.4 million.

      o Earnings per share decreased 3% to $0.33 per diluted share from $0.34 per diluted share primarily due to a 9% decrease in net income from the same period in prior year. Total outstanding shares at June 30, 2003 were 11 million, a reduction of 500,000 shares from 11.5 million at June 30, 2002 primarily due to the repurchase of approximately 800,000 shares in the second half of 2002.


NET PATIENT REVENUES

      o Net patient revenues increased to $50.9 million for the six months ended June 30, 2003 ("2003 Six Months") from $45.1 million for the six months ended June 30, 2002 ("2002 Six Months"), an increase of $5.8 million, or 13%.

      o Total patient visits increased 57,000, or 12%, to 550,000 for the 2003 Six Months from 493,000 for the 2002 Six Months. The growth in visits for the 2003 Six Months was primarily attributable to the clinics opened subsequent to June 30, 2002.

      o Net patient revenues from clinics developed and seeing patients since the 2002 Six Months (the "New Clinics") accounted for approximately 79% of the increase, or $4.6 million.

      o The remaining increase of $1.2 million in net patient revenues was from the 168 clinics opened before the end of the 2002 Six Months (the "Mature Clinics"). Of the $1.2 million increase in net patient revenues from the Mature Clinics, $857,000 was due to a 2% increase in the number of patient visits, while $372,000 was due to a 1% increase in the average net revenue per visit.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 70% for the 2003 Six Months and 67% the 2002 Six Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $23.6 million for the 2003 Six Months from $20.5 million for the 2002 Six Months, an increase of $3.1 million, or 15%. Approximately 77% of the increase, or $2.4 million, was incurred at the New Clinics. The remaining 23% increase, or $700,000, was due principally to increased staffing to meet the increase in patient visits for the Mature Clinics, coupled with an increase in bonuses earned by the clinic directors at the Mature Clinics. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 45% for the 2003 Six Months and 44% for the 2002 Six Months.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $12 million for the 2003 Six Months from $9.8 million for the 2002 Six Months, an increase of $2.2 million, or 23%. Approximately 82% of the increase, or $1.8 million, was incurred at the New Clinics, while 18%, or $400,000, of the increase was incurred at the Mature Clinics. Rent, clinic supplies and other as a percent of net revenues increased to 23% for the 2003 Six Months from 21% for the 2002 Six Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $756,000 for the 2003 Six Months from $942,000 for the 2002 Six Months, a decrease of $186,000, or 20%. This decrease was due to a $307,000 decrease at the Mature Clinics as a result of better collection efforts, offset by a $121,000 increase at the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.5% for the 2003 Six Months from 2.1% for the 2002 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable was 24% at June 30, 2003, as compared to 25% at December 31, 2002.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $6.5 million for the 2003 Six Months from $5.4 million for the 2002 Six Months, an increase of $1.1 million, or 22%. Corporate office costs increased primarily as a result of an increase in additional personnel to support the increased number of clinics and an increase in directors and officer's insurance costs. Corporate office costs as a percent of net revenues increased to 12.6% for the 2003 Six Months from 11.6% for the 2002 Six Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships was $2.5 million for both 2003 Six Months and 2002 Six Months. As a percentage of operating income, minority interest increased to 28% for the 2003 Six Months from 26% for the Six Months of 2002. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to January 18, 2001 offset by a decrease in operating income. See Note 6.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $2.4 million for the 2003 Six Months from $2.7 million for the 2002 Six Months, a decrease of approximately $277,000, or 10% as a result of lower pre-tax income. During the 2003 Six Months and the 2002 Six Months, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had $12.6 million in cash and cash equivalents compared to $7.6 million at December 31, 2002. Our cash and cash equivalents are available to fund the working capital needs of our operating subsidiaries, future clinic development, acquisitions and investments.

The increase in cash of $5 million from December 31, 2002 to June 30, 2003 is due primarily to cash provided by operating activities of $9.2 million, offset by $2.6 million of cash used for the purchase of fixed assets and $1.7 million of cash used in financing activities. In 2003, we had $2.5 million of cash provided by minority interest in earnings of subsidiary limited partnerships and made $2.3 million in distributions to minority investors in subsidiary limited partnerships. In addition, cash of $587,000 was provided by the exercise of stock options.

Our current ratio decreased to 5.50 to 1.00 at June 30, 2003 from 7.93 to 1.00 at December 31, 2002. The decrease in the current ratio is due primarily to the reclassification of $2.3 million in convertible debt to current liabilities at June 30, 2003.

The debt-to-equity ratio decreased to .06 to 1.00 at June 30, 2003 from .07 to
1.00 at December 31, 2002. We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally do not acquire physical and occupational clinics through acquisitions of existing clinics, but prefer developing and opening new clinics, which we believe generally requires less capital. We currently plan to continue developing new clinics, although this strategy may change if other attractive opportunities become available. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. We believe that existing funds, supplemented by cash flows from operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2004.

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

On February 26, 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no specific expiration date for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of June 30, 2003, no shares have been repurchased under the new share repurchase program.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 was effective for us on January 1, 2003. The adoption of SFAS 143 did not have a significant impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was effective for us on January 1, 2003. The adoption of SFAS 145 did not have a significant impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 was effective for us on January 1, 2003. The adoption of SFAS 146 did not have a significant impact on our financial condition or results of operations.

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

The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the interim period beginning after June 15, 2003 to enterprise that hold a variable interest in variable interest entities created before February 1, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149") which amends and clarifies accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have an impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires companies to classify as liabilities financial instruments with certain specified characteristics. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. We have not yet determined the impact of adopting SFAS 150 on our financial condition or results of operations.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of June 30, 2003, we had 217 clinics in operation. In the first half of the year we opened 23 clinics, 22 of which had treated patients as of June 30. Our goal for 2003 is to open 47 or more additional clinics if we can identify suitable geographic locations and physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will negatively impact our operating results. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the second and third years following the clinic opening. Based on historical performance of our clinics, the clinics opened in 2003 should favorably impact our results of operations beginning in 2004.

Beginning in 2003, we ceased our development of new clinic partnerships. New clinics opened which are not satellite clinics will be wholly owned by us. The clinic directors of such clinics will be compensated based upon clinic profits. We do not expect the elimination of new clinic partnerships to have an adverse impact in hiring and retaining qualified physical and occupational therapist directors to manage our clinics. See Note 6.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended June 30, 2003, approximately 21% of our visits were derived from Medicare. We receive payments from the Medicare program under a fee schedule. These payments will be subject to an annual limit of $1,590 per patient, effective for services rendered between September 1, 2003 and December 31, 2003. We do not expect the annual limit to have a material adverse impact on 2003 income. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. Legislation has been introduced in both houses of Congress (S569/HR1125) to permanently repeal this financial limit on therapy services. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business.

Any potential negative impact on 2004 revenues could be reduced by receiving payments from secondary insurance carriers, patients electing to self-pay, and most importantly by replacing lost revenues by more aggressive marketing efforts focused on decreasing Medicare as a percentage of our total business. In the event such negative impact is not mitigated by such efforts or a repeal of such limitation is unsuccessful, the limit could have an adverse impact on 2004 income (potentially as much as a 10% reduction) since the limit will apply for the entire year.

Convertible Subordinated Debt

In May 1994 we issued a $3 million 8% Convertible Subordinated Note, Series C due June 30, 2004 (the "Series C

Note"). The Series C Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Note being converted by $3.33 per share. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at June 30, 2003 and December 31, 2002. If our share price is not at or above $3.33 in June 2004, it is likely that the note holder would not convert and we would have to use cash to repay the Series C Note. At June 30, 2003, we had $12.6 million in cash and cash equivalents compared to $7.6 million at December 31, 2002, an increase of $5 million.

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

- competition;

- federal and state regulations;

- the availability of sufficient numbers of qualified physical and occupational therapists for us to realize our plan to expand the number of our clinics; and

- weather.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of June 30, 2003, was $2.3 million in Series C Convertible Subordinated Notes, described in Factors Affecting Future Results. Also, see Note 3 of the notes to consolidated financial statements.


ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

"For the period ended June 30, 2003" or "As or the last day of the period covered by this report", we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

(b) Changes in Internal Controls

In addition, we reviewed our internal controls, and there have been no changes in our internal control over financial reporting that occurred during our most recent financial quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    EXHIBIT
      NO.            DESCRIPTION
    -------          -----------

      31*            Certification
      32*            Certification of Periodic Report

* Filed herewith

(b) Reports on Form 8-K

On May 2, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's earnings for the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                              U.S. PHYSICAL THERAPY, INC.





Date: August 14, 2003                         By:  /s/ J. MICHAEL MULLIN
      ---------------                            -------------------------------
                                                       J. Michael Mullin
                                                    Chief Financial Officer
                                                 (duly authorized officer and
                                                      principal financial
                                                    and accounting officer)

                                INDEX OF EXHIBITS


EXHIBIT
  NO.                DESCRIPTION
-------              -----------

  31*                Certification
  32*                Certification of Periodic Report

* Filed herewith