Form 10-Q/A
period 2003-06-30
U S PHYSICAL THERAPY INC /NV
filed 2003-09-16
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

As of August 5, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,994,376.

PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

           Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002     3

           Consolidated Statements of Operations for the three and six months ended
           June 30, 2003 and 2002                                                    4

           Consolidated Statements of Cash Flows for the six months ended June 30,
           2003 and 2002                                                             5

           Notes to Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.                                                           11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.               17

Item 4.    Controls and Procedures.                                                 17

PART II - OTHER INFORMATION

Item 4.    Submission of Matter to a Vote of Security Holders                       18

Item 6.    Exhibits and Reports on Form 8-K.                                        18
           Signature                                                                19

EXPLANATORY NOTE

This Form 10-Q/A Amendment No. 1 is being filed to include under Part II Item 4 Submission of Matter to a Vote of Security Holders, the results of the Company's annual meeting of shareholders that was held on May 20, 2003 and inadvertently omitted from the original Form 10-Q filed on August 14, 2003.

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                       ------------    ------------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................................   $     12,576    $      7,610
  Patient accounts receivable, less allowance for doubtful
     accounts of $4,196 and $4,327, respectively ...................         13,156          13,235
  Accounts receivable -- other .....................................            563             443
  Other current assets .............................................            742           1,307
                                                                       ------------    ------------
          Total current assets .....................................         27,037          22,595
Fixed assets:
  Furniture and equipment ..........................................         19,338          17,796
  Leasehold improvements ...........................................         10,052           9,310
                                                                       ------------    ------------
                                                                             29,390          27,106
  Less accumulated depreciation and amortization ...................         18,173          16,693
                                                                       ------------    ------------
                                                                             11,217          10,413
Goodwill, net of amortization of $335 ..............................          5,590           5,590
Other assets, net of amortization of $430 and $505, respectively ...          2,210           2,435
                                                                       ------------    ------------
                                                                       $     46,054    $     41,033
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ........................................   $        415    $        624
  Accrued expenses .................................................          2,133           2,188
  Estimated third-party payor (Medicare) settlements ...............             33              33
  Notes payable ....................................................              4               4
  Convertible subordinated note payable ............................          2,333              --
                                                                       ------------    ------------
          Total current liabilities ................................          4,918           2,849
Notes payable -- long-term portion .................................             15              17
Other long-term liabilities ........................................            217             273
  Convertible subordinated note payable ............................             --           2,333
Minority interests in subsidiary limited partnerships ..............          3,275           3,024
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, zero
       shares issued and outstanding ...............................             --              --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      11,990,674 and 11,818,711 shares issued at June 30, 2003
      and December 31, 2002, respectively ..........................            120             118
  Additional paid-in capital .......................................         24,423          23,313
  Retained earnings ................................................         25,608          21,608
  Treasury stock at cost, 947,100 and 945,300 shares held at
     June 30, 2003 and December 31, 2002, respectively .............        (12,522)        (12,502)
                                                                       ------------    ------------
          Total shareholders' equity ...............................         37,629          32,537
                                                                       ------------    ------------
                                                                       $     46,054    $     41,033
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                           THREE MONTHS        SIX MONTHS
                                                          ENDED JUNE 30,     ENDED JUNE 30,
                                                        -----------------   -----------------
                                                         2003      2002      2003      2002
                                                        -------   -------   -------   -------
Net patient revenues ................................   $26,382   $23,449   $50,865   $45,085
Management contract revenues ........................       582       570     1,059     1,158
Other revenues ......................................        39        32        85        58
                                                        -------   -------   -------   -------
     Net revenues ...................................    27,003    24,051    52,009    46,301
Clinic operating costs:
  Salaries and related costs ........................    12,092    10,459    23,608    20,461
  Rent, clinic supplies and other ...................     6,131     5,022    12,030     9,763
  Provision for doubtful accounts ...................       418       511       756       942
                                                        -------   -------   -------   -------
                                                         18,641    15,992    36,394    31,166

Corporate office costs ..............................     3,344     2,863     6,522     5,368
                                                        -------   -------   -------   -------
Operating income ....................................     5,018     5,196     9,093     9,767
Interest expense ....................................        48        61        94       120
Minority interests in subsidiary limited partnerships     1,404     1,349     2,549     2,508
                                                        -------   -------   -------   -------
Income before income taxes ..........................     3,566     3,786     6,450     7,139
Provision for income taxes ..........................     1,353     1,450     2,450     2,727
                                                        -------   -------   -------   -------
     Net income .....................................   $ 2,213   $ 2,336   $ 4,000   $ 4,412
                                                        =======   =======   =======   =======


Basic earnings per common share .....................   $  0.20   $  0.21   $  0.37   $  0.40
                                                        =======   =======   =======   =======

Diluted earnings per common share ...................   $  0.18   $  0.18   $  0.33   $  0.34
                                                        =======   =======   =======   =======


          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                    SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                                --------------------
                                                                                 2003         2002
                                                                                --------    --------
OPERATING ACTIVITIES
Net income ..................................................................   $  4,000    $  4,412
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .............................................      1,722       1,413
  Minority interests in earnings of subsidiary limited partnerships .........      2,549       2,508
  Provision for doubtful accounts ...........................................        756         942
  Tax benefit from exercise of stock options ................................        525       3,723
  Other .....................................................................        (35)        154
Changes in operating assets and liabilities:
  Increase in patient accounts receivable ...................................       (677)     (1,683)
  (Increase) decrease in accounts receivable -- other .......................       (120)        353
  Decrease (increase) in other assets .......................................        474      (1,641)
  Increase (decrease) in accounts payable and accrued expenses ..............         51         (28)
  Increase (decrease) in other liabilities ..................................        (56)        123
  Decrease in estimated third-party payor (Medicare) settlements ............         --         (80)
                                                                                --------    --------
Net cash provided by operating activities ...................................      9,189      10,196
                                                                                --------    --------

INVESTING ACTIVITIES
Purchase of fixed assets ....................................................     (2,619)     (2,298)
Purchase of intangible assets ...............................................         --        (773)
Other .......................................................................        129           1
                                                                                --------    --------
Net cash used in investing activities .......................................     (2,490)     (3,070)
                                                                                --------    --------

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ......     (2,298)     (2,557)
Payment of notes payable ....................................................         (2)       (698)
Repurchase of common stock ..................................................        (20)         --
Proceeds from exercise of stock options .....................................        587       2,454
                                                                                --------    --------
Net cash used in financing activities .......................................     (1,733)       (801)
                                                                                --------    --------

Net increase in cash and cash equivalents ...................................      4,966       6,325
Cash and cash equivalents -- beginning of year ..............................      7,610       8,121
                                                                                --------    --------
Cash and cash equivalents -- end of period ..................................   $ 12,576    $ 14,446
                                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes ..............................................................   $  2,012    $    556
  Interest ..................................................................   $    185    $    120


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

                                                              FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                                              ---------   ---------   ---------   ---------
                                                                2003        2002        2003        2002
                                                              ---------   ---------   ---------   ---------
Actual net income .........................................   $   2,213   $   2,336   $   4,000   $   4,412
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes ............         236         190         484         360
                                                              ---------   ---------   ---------   ---------
Pro forma net income ......................................   $   1,977   $   2,146   $   3,516   $   4,052
                                                              =========   =========   =========   =========

Earnings per share:
  Actual basic earnings per common share ..................   $    0.20   $    0.21   $    0.37   $    0.40
  Actual diluted earnings per common share ................   $    0.18   $    0.18   $    0.33   $    0.34
  Pro forma basic earnings per common share ...............   $    0.18   $    0.19   $    0.32   $    0.37
  Pro forma diluted earnings per common share .............   $    0.16   $    0.16   $    0.29   $    0.31

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


2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):


                                                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                                         2003           2002             2003           2002
                                                                    -------------   -------------   -------------   -------------
Numerator:
Net income ......................................................   $       2,213   $       2,336   $       4,000   $       4,412
                                                                    -------------   -------------   -------------   -------------
Numerator for basic earnings per share ..........................           2,213           2,336           4,000           4,412
Effect of dilutive securities:
 Interest on convertible subordinated notes payable .............              31              39              61              78
                                                                    -------------   -------------   -------------   -------------
Numerator for diluted earnings per share--income available
 to common stockholders after assumed conversions ...............   $       2,244   $       2,375   $       4,061   $       4,490
                                                                    =============   =============   =============   =============
Denominator:
Denominator for basic earnings per share -- weighted-average
 shares .........................................................          10,956          11,132          10,933          10,894
Effect of dilutive securities:
 Stock options ..................................................             798           1,307             810           1,471
 Convertible subordinated notes payable .........................             700             878             700             889
                                                                    -------------   -------------   -------------   -------------
Dilutive potential common shares ................................           1,498           2,185           1,510           2,360
                                                                    -------------   -------------   -------------   -------------
Denominator for diluted earnings per share -- adjusted
 weighted-average shares and assumed conversions ................          12,454          13,317          12,443          13,254
                                                                    =============   =============   =============   =============
Basic earnings per common share .................................   $        0.20   $        0.21   $        0.37   $        0.40
                                                                    =============   =============   =============   =============
Diluted earnings per common share ...............................   $        0.18   $        0.18   $        0.33   $        0.34
                                                                    =============   =============   =============   =============

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

The changes in the carrying amount of goodwill consisted of the following for the six months and year ended June 30, 2003 and December 31, 2002, respectively (in thousands):

                                                               JUNE 30,       DECEMBER 31,
                                                                 2003            2002
                                                             -------------   -------------
Beginning balance ........................................   $       5,590   $       4,519
Goodwill acquired during the period ......................              --           1,052
Purchase accounting adjustments ..........................              --              19
                                                             -------------   -------------
Ending balance ...........................................   $       5,590   $       5,590
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

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data:

                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                               ENDED JUNE 30,                ENDED JUNE 30,
                                            2003           2002           2003           2002
                                        -----------    -----------    -----------    -----------
Working days ........................            64             64            127            127
Average visits per day per clinic ...          20.7           23.5           20.7           22.8
Total patient visits ................       285,000        256,000        550,000        493,000

PER VISIT:
   Net revenues .....................   $     94.75    $     93.95    $     94.56    $     93.92
   Salaries and related costs .......        (42.43)        (40.85)        (42.92)        (41.50)
   Rent, clinic supplies and other ..        (21.51)        (19.62)        (21.87)        (19.81)
   Provision for doubtful accounts ..         (1.47)         (2.00)         (1.38)         (1.91)
                                        -----------    -----------    -----------    -----------
    Contribution from clinics .......         29.34          31.48          28.39          30.70
   Corporate office costs ...........        (11.73)        (11.18)        (11.86)        (10.89)
                                        -----------    -----------    -----------    -----------
    Operating income per visit ......   $     17.61    $     20.30    $     16.53    $     19.81
                                        ===========    ===========    ===========    ===========

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 20, 2003. At the meeting, eight directors were elected by a vote of holders of the Company's Common Shares, par value of $.01 per share, as outlined in the Company's proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected.

 The election of such directors and the results of those votes were as follows:

                                                                 Votes For      Votes Withheld
                                                                ----------      --------------
      Roy W. Spradlin                                           10,352,642         821,042
      Mark J. Brookner                                          10,353,093         820,591
      Daniel C. Arnold                                          10,837,032         336,652
      Bruce D. Broussard                                        10,837,032         336,652
      James B. Hoover                                           10,837,532         336,152
      Marlin W. Johnston                                        10,837,532         336,152
      Albert L. Rosen                                           10,837,432         336,252
      Jerald L. Pullins                                         10,836,932         336,752

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT
  NO.          DESCRIPTION
------------   -----------
31*            Certification
32*            Certification of Periodic Report

* Filed herewith

(b) Reports on Form 8-K

On May 2, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's earnings for the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on our behalf by the undersigned thereunto duly authorized.

                                   U.S. PHYSICAL THERAPY, INC.



Date: September 16, 2003           By:  /s/ LARRY MCAFEE
                                      -----------------------------------------

                                                 Larry McAfee
                                           Chief Financial Officer
                               (duly authorized officer and principal financial
                                            and accounting officer)

                                INDEX OF EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
-----------    -----------
31*            Certification
32*            Certification of Periodic Report

* Filed herewith