Form 10-Q
period 2003-09-30
U S PHYSICAL THERAPY INC /NV
filed 2003-11-13
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of November 5, 2003, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,221,286.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

                 Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002               3

                 Consolidated Statements of Operations for the three and nine months ended
                 September 30, 2003 and 2002                                                              4

                 Consolidated Statements of Cash Flows for the nine months ended September
                 30, 2003 and 2002                                                                        5

                 Notes to Consolidated Financial Statements                                               6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.                                                                          12

Item 3.          Quantitative and Qualitative Disclosure About Market Risk.                              17

Item 4.          Controls and Procedures.                                                                17

PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.                                                       18
                 Signature                                                                               19

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                     2003                         2002
                                                                                     ----                         ----
                                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................................          $      14,683                 $     7,610
  Patient accounts receivable, less allowance for doubtful
     accounts of $3,679 and $4,327, respectively.......................                 14,179                      13,235
  Accounts receivable -- other.........................................                    498                         443
  Other current assets.................................................                    631                       1,307
                                                                                 -------------                 -----------
          Total current assets.........................................                 29,991                      22,595
Fixed assets:
  Furniture and equipment..............................................                 20,182                      17,796
  Leasehold improvements...............................................                 10,155                       9,310
                                                                                 -------------                 -----------
                                                                                        30,337                      27,106
  Less accumulated depreciation and amortization.......................                 18,717                      16,693
                                                                                 -------------                 -----------
                                                                                        11,620                      10,413
Goodwill, net of amortization of $335..................................                  5,685                       5,590
Other assets, net of amortization of $431 and $505, respectively......                   1,978                       2,435
                                                                                 -------------                 -----------
                                                                                 $      49,274                 $    41,033
                                                                                 =============                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade............................................          $         512                 $       624
  Accrued expenses.....................................................                  2,079                       2,188
  Estimated third-party payor (Medicare) settlements...................                     --                          33
  Notes payable........................................................                     38                           4
  Convertible subordinated notes payable...............................                  2,333                          --
                                                                                 -------------                 -----------
          Total current liabilities....................................                  4,962                       2,849
Notes payable -- long-term portion.....................................                     84                          17
Other long-term liabilities............................................                    301                         273
Convertible subordinated notes payable.................................                     --                       2,333
                                                                                 -------------                 -----------
          Total liabilities............................................                  5,347                       5,472
Minority interests in subsidiary limited partnerships..................                  3,249                       3,024
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
       shares issued and outstanding...................................                     --                          --
  Common stock, $.01 par value, 20,000,000 shares authorized,
       12,152,283 and 11,818,711 shares issued at September 30, 2003
       and December 31, 2002, respectively.............................                    122                         118
  Additional paid-in capital...........................................                 25,569                      23,313
  Retained earnings....................................................                 27,509                      21,608
  Treasury stock at cost, 947,100 and 945,300 shares held at
     September 30, 2003 and December 31, 2002, respectively............                (12,522)                    (12,502)
                                                                                 -------------                 -----------
          Total shareholders' equity...................................                 40,678                      32,537
                                                                                 -------------                 -----------
                                                                                 $      49,274                 $    41,033
                                                                                 =============                 ===========

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                       THREE MONTHS                      NINE MONTHS
                                                                    ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                    -------------------               -------------------
                                                                  2003              2002             2003              2002
                                                                  ----              ----             ----              ----
Net patient revenues.....................................        $26,224          $  23,232        $ 77,089          $ 68,317
Management contract revenues.............................            588                552           1,647             1,710
Other revenues...........................................             42                 27             127                85
                                                                 -------          ---------        --------          --------
     Net revenues........................................         26,854             23,811          78,863            70,112
Clinic operating costs:
  Salaries and related costs.............................         12,551             10,578          36,159            31,039
  Rent, clinic supplies and other........................          6,070              5,332          18,100            15,095
  Provision for doubtful accounts........................            (45)               373             711             1,315
                                                                 -------          ---------        --------          --------
                                                                  18,576             16,283          54,970            47,449

Corporate office costs...................................          3,806              2,970          10,328             8,338
                                                                 -------          ---------        --------          --------
Operating income.........................................          4,472              4,558          13,565            14,325
Interest expense.........................................             47                 47             141               167
Minority interests in subsidiary limited partnerships....          1,370              1,227           3,919             3,735
                                                                 -------          ---------        --------          --------
Income before income taxes...............................          3,055              3,284           9,505            10,423
Provision for income taxes...............................          1,154              1,266           3,604             3,993
                                                                 -------          ---------        --------          --------
     Net income..........................................        $ 1,901          $   2,018        $  5,901          $  6,430
                                                                 =======          =========        ========          ========
Basic earnings per common share..........................        $  0.17          $    0.18        $   0.54          $   0.58
                                                                 =======          =========        ========          ========
Diluted earnings per common share...................             $  0.15          $    0.16        $   0.48          $   0.50
                                                                 =======          =========        ========          ========

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                           -------------
                                                                                     2003                2002
                                                                                     ----                ----
OPERATING ACTIVITIES
Net income.......................................................                 $   5,901            $   6,430
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.........................................              2,636                2,145
  Minority interests in earnings of subsidiary limited partnerships.....              3,919                3,735
  Provision for doubtful accounts.......................................                711                1,315
  Tax benefit from exercise of stock options............................              1,124                3,969
  Deferred income taxes.................................................               (453)                 225
  Other.................................................................                (36)                  --
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...............................             (1,655)              (1,715)
  (Increase) decrease in accounts receivable -- other...................                (55)                 306
  Decrease (increase) in other assets...................................              1,132               (1,180)
  Increase in accounts payable and accrued expenses.....................                232                  137
  Increase in other liabilities.........................................                 28                  211
  Decrease in estimated third-party payor (Medicare) settlements........                (33)                 (80)
                                                                                  ---------            ---------
Net cash provided by operating activities...............................             13,451               15,498
                                                                                  ---------            ---------

INVESTING ACTIVITIES
Purchase of fixed assets................................................             (3,935)              (3,867)
Purchase of intangibles.................................................                (31)              (1,062)
Other...................................................................                129                    1
                                                                                  ---------            ---------
Net cash used in investing activities...................................             (3,837)              (4,928)
                                                                                  ---------            ---------

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships..             (3,654)              (3,867)
Payment of notes payable................................................                 (3)                (697)
Repurchase of common stock..............................................                (20)              (7,821)
Proceeds from exercise of stock options.................................              1,136                2,671
                                                                                  ---------            ---------
Net cash used in financing activities...................................             (2,541)              (9,714)
                                                                                  ---------            ---------

Net increase in cash and cash equivalents...............................              7,073                  856
Cash and cash equivalents -- beginning of year..........................              7,610                8,121
                                                                                  ---------            ---------
Cash and cash equivalents -- end of period..............................          $  14,683            $   8,977
                                                                                  =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
  Income taxes..........................................................          $   2,453            $     707
  Interest..............................................................          $     187            $     167
Non-cash transaction during the period:
  Purchase of intangibles / minority interest...........................          $     104                   --

          See accompanying notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Beginning in 2003, the Company significantly reduced its development of new clinic partnerships. New clinics opened which are not satellite clinics are wholly owned by the Company. The clinic directors of such clinics will be compensated based upon clinic profits. See Note 6.

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

The Company believes, and the Chief Executive Officer and Chief Financial Officer have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2002.

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2002.

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

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500, except for services provided in hospitals. After a three year moratorium, this financial limitation on therapy services was implemented for services rendered on or after September 1, 2003. The total amount paid by Medicare in any one year has been adjusted up to $1,590 and the full amount will be available for the four month period between September 1, 2003 and December 31, 2003. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. See also "Factors Affecting Future Results" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Stock Options

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not yet require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations, under which no compensation cost related to stock plans has been recognized in net income.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the periods ended September 30, 2003 and 2002 is not representative of the pro forma effect on net income in future periods because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands, except per share data):

                                                                            THREE MONTHS                     NINE MONTHS
                                                                         ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                         2003          2002              2003           2002
                                                                         ----          ----              ----           ----
Actual net                                                              $ 1,901       $ 2,018           $ 5,901       $ 6,430
income.......................................................
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes................              260           266               744           626
                                                                        -------       -------           -------       -------
Pro forma net income..........................................          $ 1,641       $ 1,752           $ 5,157       $ 5,804
                                                                        =======       =======           =======       ========

Earnings per share:
  Actual basic earnings per common share......................          $  0.17       $  0.18           $  0.54       $  0.58
  Actual diluted earnings per common share....................          $  0.15       $  0.16           $  0.48       $  0.50
  Pro forma basic earnings per common share...................          $  0.15       $  0.16           $  0.47       $  0.53
  Pro forma diluted earnings per common share.................          $  0.13       $  0.14           $  0.42       $  0.45

Carrying Value of Long-Lived Assets

Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets at September 30, 2003 and December 31, 2002. We account for our long-lived assets pursuant to SFAS No. 142 and SFAS No. 144. These accounting standards require that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then would write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of operations. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

Use of Estimates

In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial condition or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as an entity in which the equity is insufficient to finance its activities or an entity in which the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 did not have a significant impact on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149") which amends and clarifies accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS 150 requires companies to classify as liabilities financial instruments with certain specified characteristics. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on our financial condition or results of operations.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                             THREE MONTHS                    NINE MONTHS
                                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                         2003            2002           2003             2002
                                                                         ----            ----           ----             ----
Numerator:
  Net income....................................................       $  1,901        $  2,018       $  5,901         $  6,430
                                                                       --------        --------       --------         --------
  Numerator for basic earnings per share........................       $  1,901        $  2,018       $  5,901         $  6,430
  Effect of dilutive securities:
     Interest on convertible subordinated notes payable.........             31              31             92              108
                                                                       --------        --------       --------         --------
  Numerator for diluted earnings per share -- income available
     to common stockholders after assumed conversions...........       $  1,932        $  2,049       $  5,993         $  6,538
                                                                       ========        ========       ========         ========

Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares...........................         11,088          11,178         10,986           10,990
  Effect of dilutive securities:
     Stock options..............................................            737           1,002            784            1,308
     Convertible subordinated notes payable.....................            700             700            700              748
                                                                       --------        --------       --------         --------
  Dilutive potential common shares..............................          1,437           1,702          1,484            2,056
                                                                       --------        --------       --------         --------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions............         12,525          12,880         12,470           13,046
                                                                       ========        ========       ========         ========

Basic earnings per common share.................................       $   0.17        $   0.18       $   0.54         $   0.58
                                                                       ========        ========       ========         ========

Diluted earnings per common share...............................       $   0.15        $   0.16       $   0.48         $   0.50
                                                                       ========        ========       ========         ========

Options to purchase 509,919 and 184,700 shares for the three months ended September 30, 2003 and September 30, 2002, respectively, and 491,790 and 71,908 shares for the nine months ended September 30, 2003 and September 30, 2002, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices exceeded the average market price of the common shares during the periods.

3. NOTES PAYABLE

In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company's common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bears interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at September 30, 2003 and December 31, 2002.

The Series C Note is unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

4. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of December 31, 2002, the Company had purchased 795,600 shares of its common stock on the open market for $10.5 million. During the quarter ended March 31, 2003, the Company purchased an additional 1,800 shares of its common stock on the open market for a total of $20,000.

On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. As of September 30, 2003, no shares have been repurchased under the new share repurchase program.

5. ACQUISITION OF MINORITY INTERESTS

On January 31, 2002, the Company purchased a 10% minority interest in a limited partnership that owns four clinics in Michigan for $447,000. As part of the purchase, the Company paid the minority partner $65,000 in undistributed earnings.

On June 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. On August 6, 2003, the Company paid additional consideration of $31,000 based on the clinic's performance. In July 2002, the Company sold 17.5% of the total limited partnership interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

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

On August 1, 2003, the Company purchased the 35% minority interest in a limited partnership for $64,000 and agreed to pay the minority partner $75,000 in undistributed earnings. The purchase was made under a note, which is payable in three installments. On September 10, 2003, the Company paid the first installment of $35,000. The remaining principal amount due under the note payable was $104,000 at September 30, 2003.

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

The changes in the carrying amount of goodwill consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2003            2002
                                                                   ----            ----
Beginning balance........................................        $  5,590        $  4,519

Goodwill acquired during the period......................              95           1,052
Purchase accounting adjustments..........................              --              19
                                                                 --------        --------
Ending balance...........................................        $  5,685        $  5,590
                                                                 ========        ========

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

6. MINORITY INTERESTS

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her profits interest reaches 35%. Within the balance sheets and statements of operations the Company records partner therapists' profit interest in the clinic partnerships as minority interest in earning of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44", which provides specific accounting guidance relating to various incentive compensation issues. The Company has reviewed EITF 00-23 with respect to the partnership structure and the accounting for minority interests and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partner's interest in profits. Moreover, EITF 00-23 also requires, for clinic partnerships formed after January 18, 2001, that the Company expense as compensation rather than account for such purchase as an asset purchase under the standard purchase method, the purchase of any minority interest in the partnerships. At this time, the Company operates 61 wholly owned clinics without any minority interest. Beginning in 2003, the Company significantly reduced its development of new clinic partnerships. New clinics opened which are not satellite clinics will be wholly owned by the Company. The clinic directors of such clinics will be compensated based upon clinic profits.

Pursuant to EITF 00-23, for the three months ended September 30, 2003 and September 30, 2002, the Company classified $156,000 and $88,000, respectively, of the minority interests in earnings of subsidiary limited partnerships relating to the 31 partnerships formed after January 18, 2001, as salaries and related costs and for the nine months ended September 30, 2003 and September 30, 2002, the Company classified as salaries and related costs of $285,000 and $211,000, respectively. As of September 30, 2003 and December 31, 2002, $301,000 and $273,000, respectively, in undistributed minority interests related to the 31 partnerships are classified as other long-term liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 2003, we operated 235 outpatient physical and occupational therapy clinics in 35 states. During the first nine months of 2003, we opened 40 clinics, 35 of which had treated patients as of September 30, 2003 and closed 7 clinics. The average age of our clinics at September 30, 2003, was 3.97 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of September 30, 2003.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data:

                                                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                           2003          2002        2003       2002
                                                           ----          ----        ----       ----
Working days......................................             64            64         191        191
Average visits per day per clinic.................           19.6          21.7        20.3       22.7
Total patient visits..............................        282,000       252,000     832,000    745,000

PER VISIT:
  Net revenues....................................       $  95.23      $  94.49    $  94.79   $  94.11
  Salaries and related costs......................         (44.51)       (41.97)     (43.46)    (41.66)
  Rent, clinic supplies and other.................         (21.52)       (21.16)     (21.76)    (20.26)
  Provision for doubtful accounts.................            .16         (1.48)       (.86)     (1.77)
                                                         --------      --------    --------   --------
     Contribution from clinics....................          29.36         29.88       28.71      30.42
  Corporate office costs..........................         (13.50)       (11.79)     (12.41)    (11.19)
                                                         --------      --------    --------   --------
     Operating income per visit...................       $  15.86      $  18.09    $  16.30   $  19.23
                                                         ========      ========    ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     - Net revenues rose 13% to $26.9 million from $23.8 million primarily due to a 12% increase in patient visits to 282,000 and a $.98 increase in patient revenues per visit to $93.14.

     -    Net income declined 6% to $1.9 million from $2.0 million.

     - Earnings per share were $0.15 and $0.16 per diluted share for the current and prior year quarters, respectively. Total outstanding shares at September 30, 2003 were 12.5 million, a reduction of approximately 400,000 shares from 12.9 million at September 30, 2002 primarily due to a decrease in the dilutive effect on stock options of approximately 265,000 shares, together with a decrease in the number of weighted-average shares outstanding of approximately 90,000 shares.

NET PATIENT REVENUES

     - Net patient revenues increased to $26.2 million for the three months ended September 30, 2003 ("2003 Third Quarter") from $23.2 million for the three months ended September 30, 2002 ("2002 Third Quarter"), an increase of $3.0 million, or 13%.

     - Total patient visits increased 30,000, or 12%, to 282,000 for the 2003 Third Quarter from 252,000 for the 2002 Third Quarter. The growth in visits for the quarter was primarily attributable to the clinics opened subsequent to September 30, 2002, together with a full nine months of operations for clinics opened between January 1, 2002 and September 30, 2002.

     - Net patient revenues from clinics developed and seeing patients since the 2002 Third Quarter (the "New Clinics") accounted for approximately 76% of the increase, or approximately $2.3 million.

     - The remaining increase of $711,000 in net patient revenues was from the 190 clinics opened before the end of the 2002 Third Quarter (the "Mature Clinics"). Of the $711,000 increase in net patient revenues from the Mature Clinics, $539,000 of this increase related to a 2% increase in patient visits, while $172,000 was due to a less than 1% increase in the average net revenue per visit.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 69% for the 2003 Third Quarter and 68% the 2002 Third Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $12.6 million for the 2003 Third Quarter from $10.6 million for the 2002 Third Quarter, an increase of $2 million, or 19%. Approximately 60% of the increase, or $1.2 million, was incurred at the New Clinics. The remaining 40% increase, or $780,000, was due principally to Mature Clinics opened in the first nine months of 2002 that experienced increases in staffing to meet the increase in patient visits, coupled with an increase in bonuses earned by the clinic directors. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 47% for the 2003 Third Quarter and 44% for the 2002 Third Quarter.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $6.1 million for the 2003 Third Quarter from $5.3 million for the 2002 Third Quarter, an increase of $738,000, or 14%. The $738,000 increase was primarily incurred at the New Clinics. Rent, clinic supplies and other as a percent of net revenues increased to 23% for the 2003 Third Quarter from 22% for the 2002 Third Quarter.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased $418,000, or 112%, which resulted in a $45,000 benefit for the 2003 Third Quarter compared to costs of $373,000 for the 2002 Third Quarter. This decrease was primarily due to a $418,000 adjustment to decrease the provision for doubtful accounts as a result of enhanced collection efforts and a resulting improvement in experience. The provision for doubtful accounts as a percent of net patient revenues decreased to negative 0.2% for the 2003 Third Quarter from 1.6% for the 2002 Third Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 21% at September 30, 2003, as compared to 25% at December 31, 2002.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $3.8 million for the 2003 Third Quarter from $3 million for the 2002 Third Quarter, an increase of $836,000, or 28%. Corporate office costs increased primarily, as a result of an increase in salaries and benefits, recruitment fees, severance costs, higher legal and accounting fees and an increase in directors and officer's insurance premiums. Corporate office costs as a percent of net revenues increased to 14% for the 2003 Third Quarter from 13% for the 2002 Third Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased to $1.4 million for the 2003 Third Quarter from $1.2 million for the 2002 Third Quarter, an increase of $143,000, or 12%. As a percentage of operating income, minority interest increased to 31% for the 2003 Third Quarter from 27% for the Third Quarter of 2002. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to

January 18, 2001, together with a decrease in the 2003 Third Quarter amount of minority interest classified as salaries and related costs. See Note 6.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1.2 million for the 2003 Third Quarter from $1.3 million for the 2002 Third Quarter, a decrease of approximately $112,000, or 9% as a result of lower pre-tax income. During the 2003 Third Quarter and the 2002 Third Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     - Net revenues rose 13% to $78.9 million from $70.1 million primarily due to a 12% increase in patient visits to 832,000 and a $0.98 increase in patient revenues per visit to $92.67.

     -    Net income declined 8% to $5.9 million from $6.4 million.

     - Earnings per share decreased 4% to $0.48 per diluted share from $0.50 per diluted share primarily due to an 8% decrease in net income from the same period in prior year. Total outstanding shares at September 30, 2003 were 12.5 million, a reduction of 500,000 shares from 13 million at September 30, 2002 primarily due to a decrease in the dilutive effect on stock options of approximately 520,000 shares.

NET PATIENT REVENUES

     - Net patient revenues increased to $77.1 million for the nine months ended September 30, 2003 ("2003 Nine Months") from $68.3 million for the nine months ended September 30, 2002 ("2002 Nine Months"), an increase of $8.8 million, or 13%.

     - Total patient visits increased 87,000, or 12%, to 832,000 for the 2003 Nine Months from 745,000 for the 2002 Nine Months. The growth in visits for clinics opened in 1999 and subsequent years more than offset a decline in visits for older clinics opened prior to 1999.

     - Net patient revenues from clinics developed and seeing patients since the 2002 Nine Months (the "New Clinics") accounted for approximately 53% of the increase, or $4.6 million.

     - The remaining increase of $4.2 million in net patient revenues was from the 190 clinics opened before the end of the 2002 Nine Months (the "Mature Clinics"). Of the $4.2 million increase in net patient revenues from the Mature Clinics, $3.5 million was due to a 5% increase in the number of patient visits, while $647,000 was due to a 1% increase in the average net revenue per visit.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 70% for the 2003 Nine Months and 68% the 2002 Nine Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $36.2 million for the 2003 Nine Months from $31 million for the 2002 Nine Months, an increase of $5.2 million, or 17%. Approximately 48% of the increase, or $2.5 million, was incurred at the New Clinics. The remaining 52% increase, or $2.7 million, was due principally to Mature Clinics opened in the first nine months of 2002 that experienced increases in staffing to meet the increase in patient visits, coupled with an increase in bonuses earned by the clinic directors. Such bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 46% for the 2003 Nine Months and 44% for the 2002 Nine Months.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $18.1 million for the 2003 Nine Months from $15.1 million for the 2002 Nine Months, an increase of $3 million, or 20%. Approximately 67% of the increase, or $2 million, was incurred at the New Clinics, while 33%, or $1 million, of the increase was incurred at the Mature Clinics. Rent, clinic supplies and other as a percent of net revenues increased to 23% for the 2003 Nine Months from 22% for the 2002 Nine Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $711,000 for the 2003 Nine Months from $1.3 million for the 2002 Nine Months, a decrease of $604,000, or 46%. This decrease was primarily due to a $418,000 adjustment to decrease the provision for doubtful accounts, coupled with a decrease in the provision at the Mature Clinics as a result of enhanced collection efforts and a resulting improvement in experience. The provision for doubtful accounts as a percent of net patient revenues decreased to 1% for the 2003 Nine Months from 2% for the 2002 Nine Months. Our allowance for bad debts as a percent of total patient accounts receivable was 21% at September 30, 2003, as compared to 25% at December 31, 2002.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $10.3 million for the 2003 Nine Months from $8.3 million for the 2002 Nine Months, an increase of $2 million, or 24%. Corporate office costs increased primarily, as a result of an increase in salaries and benefits, recruitment fees, severance costs, higher legal and accounting fees and an increase in directors and officer's insurance premiums. Corporate office costs as a percent of net revenues increased to 13% for the 2003 Nine Months from 12% for the 2002 Nine Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships was $3.9 million for 2003 Nine Months and $3.7 million for 2002 Nine Months. As a percentage of operating income, minority interest increased to 29% for the 2003 Nine Months from 26% for the Nine Months of 2002. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to January 18, 2002. See Note 6.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $3.6 million for the 2003 Nine Months from $4 million for the 2002 Nine Months, a decrease of approximately $389,000, or 10% as a result of lower pre-tax income. During the 2003 Nine Months and the 2002 Nine Months, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had $14.7 million in cash and cash equivalents compared to $7.6 million at December 31, 2002. Cash and cash equivalents are available to fund the working capital needs of operating subsidiaries, future clinic development, acquisitions and investments.

The increase in cash of $7.1 million from December 31, 2002 to September 30, 2003 is due primarily to cash provided by operating activities of $13.5 million, offset by $3.9 million of cash used for the purchase of fixed assets and $2.5 million of cash used in financing activities. In 2003, $3.9 million of cash was provided by minority interest in earnings of subsidiary limited partnerships and $3.7 million in distributions were made to minority investors in subsidiary limited partnerships. In addition, cash of $1.1 million was provided from the exercise of stock options.

Our current ratio decreased to 6.04 to 1.00 at September 30, 2003 from 7.93 to
1.00 at December 31, 2002. The decrease in the current ratio is due primarily to the reclassification of $2.3 million in convertible debt to current liabilities at September 30, 2003, offset by a $7.1 million increase in cash and cash equivalents.

The debt-to-equity ratio decreased to .06 to 1.00 at September 30, 2003 from .07 to 1.00 at December 31, 2002. We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally do not acquire physical and occupational clinics through acquisitions of existing clinics, but prefer developing and opening new clinics, which we believe generally requires less capital. We currently plan to continue developing new clinics, although this strategy may change if other attractive opportunities become available. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. We believe that existing funds, supplemented by cash flows from operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2004.

In September 2001, the Board of Directors ("Board") authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. During the year ended December 31, 2002, we purchased 795,600 shares of our common stock on the open market for $10.5 million. During the quarter ended March 31, 2003, we purchased 1,800 shares of common stock on the open market for a total of $20,000.

On February 26, 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no specific expiration date for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of September 30, 2003, no shares have been repurchased under the new share repurchase program.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of September 30, 2003, we had 235 clinics in operation. In the first nine months of the year we opened 40 clinics, 35 of which had treated patients as of September 30. Our goal for 2003 is to open a total of at least 47 clinics provided we can identify suitable geographic locations and physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will negatively impact our operating results. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the second and third years following the clinic opening. Based on historical performance clinics opened should favorably impact our results of operations within one year.

Beginning in 2003, we ceased our development of new clinics through partnerships. New clinics opened which are not satellite clinics will be wholly owned by us. The clinic directors of such clinics will be compensated based upon clinic profits. We do not expect the elimination of new partnerships to have an adverse impact in hiring and retaining qualified physical and occupational therapist directors to manage our clinics. See Note 6.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended September 30, 2003, approximately 21% of our visits were derived from Medicare. We receive payments from the Medicare program under a fee schedule. These payments are subject to an annual limit of $1,590 per patient, effective for services rendered between September 1, 2003 and December 31, 2003. We do not expect the annual limit to have a material adverse impact on 2003 income. Effective January 1, 2004 this financial limitation, as adjusted for inflation, will be an annual limit. Legislation has been introduced in both houses of Congress (S569/HR1125) to implement a one year moratorium on the financial limit for therapy services. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business.

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

Convertible Subordinated Debt

In May 1994 we issued a $3 million 8% Convertible Subordinated Note, Series C due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Note being converted by $3.33 per share. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at September 30, 2003 and December 31, 2002. If our share price is not at or above $3.33 in June 2004, it is likely that the note holder would not convert and we would have to use cash to repay the Series C Note. At September 30, 2003, we had $14.7 million in cash and cash equivalents compared to $7.6 million at December 31, 2002, an increase of $7.1 million.

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

- competition;

- federal and state regulations;

- reimbursement rates from third party payors and deductibles and co-pays owed by patients;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of September 30, 2003, was $2.3 million in Series C Convertible Subordinated Notes, described in Factors Affecting Future Results. Also, see Note 3 of the notes to consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

"For the period ended September 30, 2003" or "As or the last day of the period covered by this report", we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
 10.1            Employment Agreement, dated September 2, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee.
 10.2            Employment Agreement, dated September 18, 2003, between U.S. Physical Therapy, Inc. and Chris Reading.
 10.3            Employment Agreement, dated September 2, 2003, between U.S. Physical Therapy, Inc. and J Michael Mullin.
 31*             Certification
 32*             Certification of Periodic Report

* Filed herewith

(b) Reports on Form 8-K

On July 31, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's earnings for the quarter and six months ended June 30, 2003.

On September 2, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission related to announcing that a new chief financial officer had been retained by the Company.

On September 22, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission related to announcing updated earnings guidance for the year ending December 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                                      U.S. PHYSICAL THERAPY, INC.

Date: November 13, 2003               By: /s/ LAWRANCE W. MCAFEE
                                          ------------------------
                                             Lawrance W. McAfee
                                           Chief Financial Officer
                                 duly authorized officer and principal financial
                                           and accounting officer)

                                INDEX OF EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
 10.1            Employment Agreement, dated September 2, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee.
 10.2            Employment Agreement, dated September 18, 2003, between U.S. Physical Therapy, Inc. and Chris Reading.
 10.3            Employment Agreement, dated September 2, 2003, between U.S. Physical Therapy, Inc. and J Michael Mullin.
 31*             Certification
 32*             Certification of Periodic Report

* Filed herewith