Form 10-K
period 2003-12-31
U S PHYSICAL THERAPY INC /NV
filed 2004-03-15
CIK 885978

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-11151

                          U.S. PHYSICAL THERAPY, INC.
             (Exact name of registrant as specified in its charter)

                      NEVADA                                            76-0364866
          (State or other jurisdiction of                            (I.R.S. employer
          incorporation or organization)                            identification no.)
       1300 WEST SAM HOUSTON PARKWAY SOUTH,                                77042
                    SUITE 300,                                          (Zip Code)
                  HOUSTON, TEXAS
     (Address of principal executive offices)
                  (713) 297-7000
                (Telephone number)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 297-7000

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NOT
                                   APPLICABLE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                             (Title of each class)

                             NASDAQ NATIONAL MARKET
                  (Name of each exchange on which registered)

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

     As of June 30, 2003, based upon the closing price on such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $90,432,428

     As of March 1, 2004, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 12,441,955

                      DOCUMENTS INCORPORATED BY REFERENCE

                     DOCUMENT                                       PART OF FORM 10-K
                     --------                                       -----------------
  Portions of Definitive Proxy Statement for the                         Part III
        2004 Annual Meeting of Shareholders

FORWARD LOOKING STATEMENTS

     We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties that could cause actual results to differ materially from those we project. When used in this report, the words "anticipates," "believes," "estimates," "intends," "expects," "plans," "should," "appear" and "goal" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on our current views and assumptions and involve risks and uncertainties that include, among other things:

     - general economic, business, and regulatory conditions;

     - competition discussed under the heading "Competition" below;

     - federal and state regulations discussed under the heading "Regulation and Healthcare Reform" below;

     - reimbursement rates from third party payors and deductibles and co-pays owed by patients;

     - availability, terms, and use of capital;

     - the availability of sufficient numbers of qualified physical and occupational therapists for us to realize our plan to expand the number of our clinics, discussed under the heading "Factors Affecting Future Results" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors", below; and

     - weather.

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

                                     PART I

ITEM 1.  OUR BUSINESS.

GENERAL

     Our company, U.S. Physical Therapy, Inc., through our subsidiaries, operates outpatient physical and occupational therapy clinics. U.S. Physical Therapy, Inc. was formed in April 1992 under the corporate laws of the state of Nevada. We are organized as a Nevada corporation with operating subsidiaries organized in the form of limited partnerships and wholly-owned corporations. Unless the context otherwise requires, references in this Form 10-K to "we", "our" or "us" includes U.S. Physical Therapy, Inc. and all our subsidiaries. This description of our business should be read in conjunction with our financial statements and the related notes contained elsewhere in this Form 10-K.

     At December 31, 2003, we operated 242 outpatient physical and occupational therapy clinics in 35 states. Our strategy is to develop and acquire outpatient clinics on a national basis. Our clinics are currently concentrated in 8 states -- Texas, Michigan, Wisconsin, Florida, Virginia, Oklahoma, Maine and New Jersey. The average age of the 242 clinics in operation at December 31, 2003 was
3.96 years. We developed 236 of the clinics and acquired six.

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

     Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042, and our telephone number is
(713) 297-7000.

OUR CLINICS

     Most of our clinics are owned by limited partnerships (the "Clinic Partnerships") in which we own the general partnership interest, and the managing therapists of the clinics own limited partnership interests. The therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Increasingly we have developed satellite clinic facilities that are extensions of existing clinics; accordingly Clinic Partnerships may consist of more than one clinic location. As of December 31, 2003, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our clinics, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships the managing therapist of each clinic (along with other therapists at the clinic in several of the partnerships) own the remaining limited partnership interests in the Clinic Partnerships.

     In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% profit interest in his or her Clinic Partnership which increases by 3% at the end of each year until his or her interest reaches 35%. In 2002, we revised our accounting for these Clinic Partnership interests owned by the therapist partners; as to Clinic Partnerships formed after January 18, 2001, whereby profit allocated to therapist partners is treated as compensation expense. See "Significant Accounting Policies" -- Note 2 in Item 8.

     Beginning in 2003, the Company significantly reduced the percentage of new Clinic's structured as clinic partnerships and increased the percentage of wholly owned clinics. New clinics opened, which are not satellites of clinic partnerships, are wholly owned by the Company. As of December 31, 2003, 71 clinics have no therapist partner but rather the managing director therapist participates in a profit sharing and residual interest program similar to our partnership agreements, without having an equity interest in the clinic. Given the change in accounting for partners, we expect to continue to expand our number of wholly owned clinics.

     Typically each therapist partner or director enters into an employment agreement for a term ranging from one to two years with his or her Clinic Partnership. Each agreement provides for a covenant not to compete during his or her employment and for one or two years thereafter. Under each employment agreement the therapist partner receives a base salary and may receive a bonus based on the net revenues or operating profit generated by his or her Clinic Partnership. Each employment agreement provides that upon termination we can require the therapist to sell his or her partnership interest in the Clinic Partnership to us or the Clinic Partnership for the amount of his or her capital account if the termination is for "cause" or for breach of the employment agreement; if the termination is occasioned by or because of the therapist's death or disability, or the expiration of the initial or any extended term of the employment agreement, the buy-out price is for an amount set in a predetermined formula based on a multiple of prior profitability.

     Each clinic maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, third-party payor contracts and centralized management practices. Under a management agreement, one of our subsidiaries provides a variety of services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, ongoing accounting services and marketing support.

     Our typical clinic occupies approximately 1,500 to 3,000 square feet of space under a lease in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than hospital clinics. Typical minimum staff at a clinic consists of a licensed physical or occupational therapist and an office manager. As patient visits grow, staffing may also include additional physical or occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. All therapy services are performed under the direct supervision of a licensed therapist.

     We provide services at our clinics on an outpatient basis. Patients are usually treated for approximately one hour per day, two to five times a week, typically for two to six weeks. We generally charge for treatment on a "per procedure" basis. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing our existing services most efficiently.

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

  WE DEPEND UPON REIMBURSEMENT BY THIRD-PARTY PAYORS.

     Substantially all of our revenues are derived from private and governmental third-party payors. In 2003, approximately 79% of our revenues were derived from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources, approximately 20% from Medicare and approximately 1% from Medicaid. Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. We also receive payments from the Medicare program under a fee schedule. Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient was limited. After a three-year moratorium, this financial limitation on therapy services was implemented for services rendered on or after September 1, 2003. Effective December 8, 2003, a moratorium was placed on the limit for the remainder of 2003 and for years 2004 and 2005. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business. See "Our Business -- Regulation and Healthcare Reform" in Item 1.

  WE DEPEND UPON THE CULTIVATION AND MAINTENANCE OF RELATIONSHIPS WITH THE PHYSICIANS IN OUR MARKETS.

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

  WE ALSO DEPEND UPON OUR ABILITY TO RECRUIT AND RETAIN EXPERIENCED PHYSICAL AND OCCUPATIONAL THERAPISTS WHO HAVE ESTABLISHED RELATIONSHIPS WITH THE PHYSICIANS IN OUR MARKETS.

     As mentioned above, our revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our therapists are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced and established therapists, our business may decrease and our net operating revenues may decline. Periodically, we have clinics in isolated communities that are temporarily unable to operate due to the unavailability to identify a therapist that meet our standards.

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

  OUR REVENUES MAY DECLINE DURING PROLONGED ECONOMIC SLOW DOWN OR RECESSION.

     Our revenues are a reflection of the number of visits made by patients to our clinics. Some therapy and some surgical treatments that lead to patient need for therapy are elective or can be deferred. During periods of high unemployment or relative economic weakness, patient visits may decline.

  CONTINUED DECLINES IN AVERAGE DAILY VISITS COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

     The number of daily visits to our clinics has declined from an average of
22.9 per clinic during 2001 to an average of 19.9 per clinic during 2003. This is partially attributable to the record number of locations opened in the two year period 2002 and 2003 that are still in the process of ramping up referrals and patient visits. It is also attributable to a decline in patient visits in our older clinics. We believe this decline is in part the result of higher patient co-payments and deductibles which has lead to some softness in the therapy sector in general. We also believe that in certain markets this decline is attributable to higher unemployment rates or increased competition levels. A continuation of this trend could lead to a decline in our revenues and profits.

  OUR OPERATIONS ARE SUBJECT TO EXTENSIVE REGULATION.

     The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

     - facility and professional licensure, including certificates of need;

     - conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

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

  WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

     We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. This competition includes both publicly and privately held businesses including hospitals, physician owned practices and clinics owned by therapists or investors. Intense competition may adversely affect our business, financial condition or results of operations. See "Our Business -- Competition" in Item 1.

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

MARKETING

     We focus our marketing efforts primarily on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

SOURCES OF REVENUE

     Payor sources for clinic services are primarily commercial health insurance, managed care programs, workers' compensation insurance, Medicare and proceeds from personal injury cases. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment of normal deductibles and co-insurance payments. Workers' compensation laws generally require employers to provide, directly or indirectly through insurance, for their employees' costs of medical rehabilitation from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient's account is written off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate.

     The following table shows our payor mix for the years ended:

                                  DECEMBER 31, 2003        DECEMBER 31, 2002       DECEMBER 31, 2001
                                ----------------------   ----------------------   --------------------
                                            PAYOR MIX                PAYOR MIX              PAYOR MIX
PAYOR                            VISITS     PERCENTAGE    VISITS     PERCENTAGE   VISITS    PERCENTAGE
-----                           ---------   ----------   ---------   ----------   -------   ----------
Commercial Health Insurance...    307,895      27.7%       278,379      27.7%     242,124      27.8%
Managed Care Programs.........    337,794      30.4%       288,950      28.8%     239,357      27.5%
Workers' Compensation
  Insurance...................    182,137      16.4%       175,658      17.5%     177,008      20.3%
Medicare/Medicaid.............    233,368      21.0%       212,800      21.2%     165,214      19.0%
Other.........................     50,658       4.5%        48,650       4.8%      46,875       5.4%
                                ---------     ------     ---------     ------     -------     ------
  Total.......................  1,111,852     100.0%     1,004,437     100.0%     870,578     100.0%
                                =========     ======     =========     ======     =======     ======

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

     Approximately 20% of our visits are from patients with Medicare insurance coverage. To receive Medicare reimbursement, a rehabilitation agency or the individual therapist must meet applicable participation conditions set by HHS (the Health and Human Services Department of the federal government) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS through Centers for Medicare and Medicaid Service ("CMS") and designated agencies periodically inspects or surveys clinics for compliance. As of December 31, 2003, 181 of our clinics have been certified as rehabilitation agencies by Medicare and an additional 48 clinics, not certified as rehabilitation agencies, have individual therapists certified by Medicare to provide services as physical therapists in private practice. We anticipate that newly developed clinics will generally become certified as Medicare providers. No assurance can be given that the newly developed clinics will be successful in becoming certified as Medicare providers.

     Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. The potential negative impact on revenue resulting from a Medicare limit could be reduced by receiving payments from secondary insurance carriers, patients electing to self-pay, and most importantly by replacing lost revenues by more aggressive marketing efforts focused on decreasing Medicare as a percentage of our total business. In the event the moratorium is not extended after 2005 and such negative impact is not mitigated by such efforts, the Adjusted Medicare Limit could have an adverse impact on 2006 and later revenue and income since the limit scheduled to apply for the entire year.

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

     Regulations Controlling Fraud and Abuse. Various federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the "Fraud and Abuse Law"), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. We believe that our billing procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application is not currently known. Several states have enacted state laws similar to the Fraud and Abuse law.

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

     In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG's stated concern in these arrangements is that, rental payments may be disguised kickbacks to the physician-landlords to induce referrals. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. We rent clinic space for a number of our clinics from referring physicians and have taken the appropriate steps that we believe are necessary to assure that all leases comply with the space rental Safe Harbor to the Fraud and Abuse Law.

     Stark II. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") prohibits referrals by a physician for "designated health services" to an entity in which the physician or family member has an investment interest or other financial relationship, with several exceptions.

     The Stark Law covers a management contract with a physician group and any financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral. Several states have enacted laws similar to the Stark Law, but these state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violation include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

     HIPAA. In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. Additionally, HIPAA mandates the adoption of standards regarding the exchange of electronic healthcare information in an effort to ensure the privacy and security of patient information and standards relating to the privacy of health information. We believe that our operations fully comply with standards for privacy of protected healthcare information. We additionally, must comply with HIPAA standards for the security of electronic health information by April 21, 2005. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We cannot predict what effect, if any, the expanded enforcement authorities will have on our business.

     Other Regulatory Factors. Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress state legislatures and the private sector will continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand reduced costs. For instance, managed care entities, which represent an ever-growing percentage of healthcare payors, are demanding lower reimbursement rates from healthcare providers and in some cases, are requiring or encouraging providers to accept captivated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

COMPETITION

     The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and in which providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with and ability to meet the needs of referral and payor sources. Our clinics compete directly or indirectly with the physical and occupational therapy departments of hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

     Of these sources, we believe hospital outpatient therapy clinics and private therapy clinic organizations are our primary competitors. We may face more intense competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately owned therapy practices.

     We believe that our strategy of providing key therapists in a community with an opportunity to participate in clinic profitability provides us with a competitive advantage because their participation helps ensure the commitment of local management to the success of the clinic and reduces turnover of managing therapists.

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

EMPLOYEES

     At December 31, 2003, we employed 1,276 total employees, of which 976 were full-time employees. At that date, none of our employees were governed by collective bargaining agreements or were members of unions. We consider our relations with our employees to be good. In the states in which our current clinics are located, persons performing physical and occupational therapy services are required to be licensed by the state. All persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at http://www.usph.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES.

     We lease all of the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of one clinic in each of Brownwood, Texas and Mineral Wells, Texas, which we own. We intend to lease the premises in which new clinics will be located except in rare instances in which leasing is not a cost effective alternative. Our typical clinic occupies 1,500 to 3,000 square feet.

     We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in June 2010. We currently occupy approximately 37,537 square feet of space (including allocations for common areas) at our executive offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE QUOTATIONS

     Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "USPH." As of March 1, 2004, there were 37 holders of record of our outstanding common stock. The reported quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          2003              2002
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
QUARTER
First..............................................  $13.08   $ 9.65   $19.00   $14.00
Second.............................................   15.15    10.55    20.31    15.25
Third..............................................   16.03    11.37    20.25     9.69
Fourth.............................................   16.00    12.16    13.31     9.05

     Since inception we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan, Executive Option Plan and Inducement option agreements.

                                                                                  NUMBER OF SECURITIES
                                                           WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES     EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                    TO BE ISSUED UPON         OUTSTANDING          EQUITY COMPENSATION
                                 EXERCISE OF OUTSTANDING      OPTIONS AND      PLANS, EXCLUDING SECURITIES
         PLAN CATEGORY             OPTIONS AND RIGHTS           RIGHTS           REFLECTED IN 1ST COLUMN
         -------------           -----------------------   -----------------   ---------------------------
Equity Compensation Plans
  Approved by
  Stockholders(1)..............           960,708               $ 6.30                        --
Equity Compensation Plans Not
  Approved by
  Stockholders(2)..............           183,934               $13.00                   206,221
Total..........................         1,144,642               $ 7.37                   206,221

---------------

(1) The 1992 Stock Option Plan, as amended (the "1992 Plan") expired in 2002 and no new option grants can be awarded subsequent to this date.

    The Executive Option Plan (the "Executive Plan") permits us to grant to officers or our affiliates, options to purchase shares of our common stock. No further grants of options will be made under the Executive Plan.

(2) The 1999 Employee Stock Option Plan (the "1999 Plan") permits us to grant to certain non-officer employees non-qualified options to purchase shares of our common stock.

     We granted Inducement options to certain individuals in connection with their offers of employment or initial affiliation with us. Each inducement option was made pursuant to an option grant agreement.

     For further descriptions of the 1992 Plan, 1999 Plan and the Inducements, see Stock Option Plans" in Note 7 of Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7.

                                                  YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------
                                        2003      2002      2001      2000      1999
                                      --------   -------   -------   -------   -------
                                          ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues........................  $105,568   $94,739   $80,948   $63,222   $51,368
Income before income taxes..........  $ 11,783   $13,724   $11,503   $ 6,138   $ 3,962
Net income..........................  $  7,331   $ 8,488   $ 7,071   $ 3,735   $ 2,394
Earnings per common share:
  Basic(1)..........................  $   0.66   $  0.77   $  0.70   $  0.40   $  0.23
  Diluted(1)........................  $   0.61   $  0.67   $  0.55   $  0.34   $  0.23
Total assets(2).....................  $ 52,473   $41,033   $36,742   $22,970   $23,346
Long-term debt, less current
  portion...........................  $     83   $ 2,350   $ 3,021   $ 7,226   $ 8,087
Working capital(2)..................  $ 27,606   $19,746   $18,731   $10,086   $12,175
Current ratio(2)....................      6.09      7.93      5.92      4.04      6.65
Total long-term debt to total
  capitalization(3).................        --      0.07      0.12      0.46      0.43

---------------

(1) All per share information has been adjusted to reflect a two-for-one stock split on January 5, 2001, and a three-for-two stock split on June 28, 2001.

(2) Certain reclassifications have been made to prior year amounts to conform to the presentation used for 2003. The reclassifications had no effect on net income.

(3) In 2003, the majority of the Company's outstanding debt was classified as short-term resulting in total long-term debt to total capitalization to be less than 0.01.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

     Our Business. We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At December 31, 2003, we operated 242 outpatient physical and occupational therapy clinics in 35 states. The average age of our clinics at December 31, 2003, was 3.96 years. We have developed 236 of the clinics and acquired six. To date, we have sold three clinics, closed 22 facilities due to substandard clinic performance, and consolidated three clinics with other existing clinics. In 2003, we added 48 new clinics and our goal is to open between 45 and 50 clinics in 2004.

     In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of December 31, 2003.

     Principal Economic and Industry-Wide Factors Affecting Our Business. The following factors, among others, impact the profitability of our business and other physical and occupational therapy businesses:

     - Competition. The healthcare industry generally, and the physical and occupational therapy business in particular, is highly competitive and undergoes continual changes in the manner in which services are delivered and in which providers are selected. Our clinics compete with physical and occupational therapy departments of hospitals, physician-owned therapy practices and other private therapy clinics.

     - Healthcare Regulation. Numerous federal, state and local regulations impact healthcare services such as the provision of physical and occupational therapy. The requirement that our therapists be licensed and other regulations that impact the management of physical and occupational therapy clinics impose significant direct and indirect costs on our business.

     - Private Health Plan Coverage. The profitability of our business, like all healthcare services businesses, partially depends on the level of reimbursement we receive from private health insurers for the services performed at our clinics.

     - Physician Referrals. As a provider of physical and occupational therapy, we depend on physicians referring their patients to our clinics. The number of referrals that our clinics receive is a function of physician awareness and the quality and reputation of our clinics.

     - High Operating Costs. Healthcare companies such as ours face significant operating costs. The start-up costs associated with opening new clinics can be high, and all clinics face significant costs associated with hiring and retaining qualified staff, renting appropriate space and purchasing supplies and equipment.

     Revenue Generation and Cost of Revenue. Our clinics generate revenue by billing third-party payors for services at standard rates. These payor sources primarily consist of commercial health insurance companies, managed care programs, workers' compensation plans, Medicare and proceeds from personal injury lawsuits. Our costs in producing revenue include salaries and related costs associated with staffing our clinics, the cost of renting and supplying clinics and other costs, such as the acquisition or lease of therapy equipment. In addition, we incur expenses associated with our collection efforts in respect of delinquent accounts.

     Material Opportunities, Challenges and Risks. The growth of our business depends on our ability to continue opening new clinics while sustaining the profitability of our existing clinics. Our goal for 2004 is to open between 45 and 50 additional clinics if we can identify appropriate geographic locations and hire qualified physical and occupational therapists to manage the clinics.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

     Revenue Recognition. We bill third-party payors for services at standard rates. Net patient revenues are based on established billing rates, less allowances and discounts for patients covered by contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, evaluated monthly by management, for contractual and other adjustments agreed to or established with payors. Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. See "Our Business
 -- Sources of Revenue" in Item 1.

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

     Carrying Value of Long-Lived Assets. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets at December 31, 2003 and 2002. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 144. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then would write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of operations. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

     Accounting for Minority Interests. In the majority of our partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% points at the beginning of each subsequent year until his or her interest reaches 35%. Within the balance sheet and statement of operations we record partner therapists' profit interest in the clinic partnerships as minority interest in earnings of subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No, 44", which provides specific accounting guidance relating to various incentive compensation issues. We reviewed EITF 00-23 with respect to the partnerships structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires us to expense as compensation rather than as a minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires, as to clinic partnerships formed after January 18, 2001, that we expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships. At this time we operate 71 wholly owned clinics without any minority interest. Due to this change in accounting practice, we have expanded the number of our wholly owned clinics.

     In accordance with the above, for the years ended December 31, 2003 and 2002, we have classified $428,000 and $306,000, respectively, of the minority interests in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, into salaries and related costs. As of December 31, 2003 and December 31, 2002, $346,000 and $276,000, respectively, in undistributed minority interests related to the 30 partnerships is classified as other long-term liabilities. This change in classification had no effect on net income at December 31, 2003 but rather is a reclassification between minority interests in earnings and salaries and related costs. No amounts were reclassified in 2001, due to the insignificant amount of minority interest in the 13 partnerships formed between January 18, 2001 and December 31, 2001. See "Minority Interest" (a subsection of "Significant Accounting Policies") -- Note 2 in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

     The following table presents selected operating and financial data. We view these non-financial data points as key indicators of our operating performance. As indicated below, the number of daily visits to our clinics has declined from an average of 22.9 per clinic during 2001 to an average of 19.9 per clinic during 2003.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2003         2002        2001
                                                    ----------   ----------   --------
Number of clinics.................................         248          202        162
Working days......................................         254          254        254
Average visits per day per clinic.................        19.9         22.1       22.9
Total patient visits..............................   1,111,852    1,004,437    870,578
Net patient revenue per visit.....................  $    92.84   $    91.93   $  90.11
Statements of operations per visit:
  Net revenues....................................  $    94.94   $    94.32   $  92.98
  Salaries and related costs......................      (47.13)      (44.66)    (43.09)
  Rent, clinic supplies and other.................      (19.12)      (17.93)    (17.72)
  Provision for doubtful accounts.................       (0.84)       (1.66)     (2.22)
                                                    ----------   ----------   --------
     Contribution from clinics....................       27.85        30.07      29.95
  Corporate office costs..........................      (12.56)      (11.28)    (10.48)
                                                    ----------   ----------   --------
     Operating income.............................  $    15.29   $    18.79   $  19.47
                                                    ==========   ==========   ========

RESULTS OF OPERATIONS

  FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     - Net revenues rose 11% to $105.6 million from $94.7 million primarily due to an 11% increase in patient visits to 1,111,852 and a $0.91 increase in net patient revenues per visit to $92.84.

     - Net income declined 14% to $7.3 million from $8.5 million.

     - Earnings per share were $0.61 and $0.67 per diluted share for the years ended December 31, 2003 ("2003") and December 31, 2002 ("2002"),
       respectively. The decrease in earnings per share is primarily attributable to the decrease in net income from $8.5 million in 2002 to $7.3 million in 2003 offset by a decrease in diluted shares by 708,000 from 2002 to 2003.

  Net Patient Revenues

     - Net patient revenues increased to $103.2 million for 2003 from $92.3 million for 2002, an increase of $10.9 million, or 12%, primarily due to an 11% increase in patient visits to 1,111,852 and a $0.91 increase in patient revenues per visit to $92.84.

     - Total patient visits increased 107,415, or 11%, to 1,111,852 for 2003 from 1,004,437 for 2002. The growth in visits for the year was attributable to an increase of 103,000 visits in clinics opened between January 1, 2002 and December 31, 2002 and 40,000 visits from clinics developed during 2003 (the "New Clinics"), offset by a 36,000 decrease in visits for clinics opened before January 1, 2002. We believe the decrease in visits for clinics opened before January 1, 2002 is primarily a result of increases in patient co-payments and deductibles which has contributed to some softness in the therapy sector. We also believe that in certain markets this decline is attributable to higher unemployment rates or increased competition levels.

     - Net patient revenues from New Clinics accounted for approximately 36% of the increase, or approximately $3.9 million. The remaining increase of $7 million in net patient revenues was from clinics opened prior to January 1, 2003 (the "Mature Clinics"). Of the $7 million increase, $10 million related to 40 clinics opened during 2002, offset by a $3 million decrease in clinics opened prior to January 1, 2002. In addition, of the $7 million increase in net patient revenues from the Mature Clinics, $6.2 million of this increase related to a 7% increase in patient visits, while $880,000 was due to a less than 1% increase in the average net revenue per visit.

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

  Clinic Operating Costs

     Clinic operating costs as a percent of net revenues were 71% for 2003 and 68% for 2002.

     CLINIC OPERATING COSTS -- SALARIES AND RELATED COSTS

     Salaries and related costs increased to $52.4 million for 2003 from $44.9 million for 2002, an increase of $7.5 million, or 17%. Approximately 34% of the increase, or $2.6 million, was incurred at the New Clinics. The remaining 66% increase, or $5 million, was due principally to an increase in salaries and related costs of $4.5 million in Mature Clinics opened in 2002 that experienced an increase in clinic staff to meet the increase in patient visits. Additionally, salaries and related costs increased $218,000 and $122,000 relating to increased group health insurance cost and compensation costs associated with minority interests in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, respectively. Bonuses are based on the net revenues and operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 50% for 2003 and 47% for 2002.

     CLINIC OPERATING COSTS -- RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $21.3 million for 2003 from $18 million for 2002, an increase of $3.3 million, or 18%. The $3.3 million consisted of a $2 million increase in rent, clinic supplies and other at New Clinics with the remaining $1.3 million in our Mature Clinics. Rent, clinic supplies and other as a percent of net revenues increased to 20% for 2003 from 19% for 2002.

     CLINIC OPERATING COSTS -- PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $932,000 for 2003 from $1.7 million for 2002, a decrease of $737,000 or 44%. This decrease was primarily due to enhanced collection efforts and a resulting improvement in experience. The provision for doubtful accounts as a percent of net patient revenues decreased to 0.9% for 2003 from 1.8% for 2002. Our allowance for bad debts as a percent of total patient accounts receivable was 20% at December 31, 2003, as compared to 25% at December 31, 2002. Accounts receivable days outstanding decreased to 68 days at December 31, 2003 as compared to 71 days at December 31, 2002. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

  Corporate Office Costs

     Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $14 million for 2003 from $11.3 million for 2002, an increase of $2.7 million, or 24%. Corporate office costs increased primarily, as a result of an increase in salaries and benefits, recruitment fees, severance costs, depreciation expense, higher legal and accounting fees and an increase in insurance premiums. Corporate office costs as a percent of net revenues increased to 13% for 2003 from 12% for 2002.

     MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

     Minority interests in earnings of subsidiary limited partnerships increased to $5 million for 2003 from $4.9 million for 2002, an increase of $89,000, or 2%. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to January 18,

2001, offset by the 2003 amount of minority interest classified as salaries and related costs. As a percentage of operating income, minority interest increased to 30% for 2003 from 26% for 2002. See Note 6.

     PROVISION FOR INCOME TAXES

     The provision for income taxes decreased to $4.5 million for 2003 from $5.2 million for 2002, a decrease of approximately $0.8 million, or 15% as a result of lower pre-tax income. During 2003 and 2002, we accrued state and federal income taxes at an effective tax rate of 38%.

  FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     - Net revenues rose 17% to $94.7 million from $80.9 million due to a 15% increase in patient visits to 1,004,000 and a $1.82 increase in net patient revenues per visit to $91.93.

     - Net income increased 20% to $8.5 million from $7.1 million.

     - Earnings per share were $0.67 and $0.55 per diluted share for the year ended December 31, 2002 ("2002") and December 31, 2001 ("2001"),
       respectively. Total diluted shares at December 31, 2002 were approximately 12.9 million, a reduction of 133,000 shares from approximately 13.1 million at December 31, 2001 primarily due to a decrease in the dilutive effect from stock options of approximately 799,000 shares and convertible subordinated notes payable of 200,000 shares, offset by the increase in the number of weighted-average shares outstanding of approximately 866,000 shares.

  Net Patient Revenues

     - Net patient revenues increased to $92.3 million for 2002 from $78.5 million for 2001, an increase of 13.8 million, or 18%.

     - Total patient visits increased 133,000, or 15%, to 1,004,000 for 2002 from 871,000 for 2001. The growth in visits for the year was primarily attributable to a full twelve months of operations for clinics opened between January 1, 2001 and December 31, 2001, together with an increase in visits for clinics opened in 2002.

     - Net patient revenues from the 40 clinics developed and seeing patients during 2002 (the "2002 New Clinics") accounted for approximately 21% of the increase, or approximately $2.9 million.

     - The remaining increase of $10.9 million in net patient revenues is attributable to the 162 clinics opened before 2002 (the "2002 Mature Clinics"). Of the $10.9 million increase in net patient revenues from the Mature Clinics, $9.1 million was attributable to a 12% increase in the number of patient visits to 972,000, while $1.8 million was attributable to a 2% increase in the average net patient revenue per visit to $91.93.

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

  Clinic Operating Costs

     Clinic operating costs as a percent of net revenues were 68% for 2002 and 2001.

     CLINIC OPERATING COSTS -- SALARIES AND RELATED COSTS

     Salaries and related costs increased to $44.9 million for 2002 from $37.5 million for 2001, an increase of $7.3 million, or 20%. Approximately 26% of the increase, or $1.9 million, was incurred at the 2002

     New Clinics. The remaining 74% increase, or $5.4 million, was due principally to increased staffing at the 2002 Mature Clinics to meet the increase in patient visits, coupled with an increase in bonuses earned by clinic directors at the 2002 Mature Clinics. Bonuses are based on the net revenues or operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues remained constant at 47% for 2002 and 46% for 2001.

     CLINIC OPERATING COSTS -- RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other increased to $18 million for 2002 from $15.4 million for 2001, an increase of $2.6 million, or 17%. Approximately 58% of the increase, or $1.5 million, was attributable to the 2002 New Clinics, while 42%, or $1.1 million, of the increase was incurred at the 2002 Mature Clinics. The increase in rent, clinic supplies and other for the 2002 Mature Clinics was primarily attributable to the fact that 8 of the 30 clinics opened during 2001 initiated operations in the fourth quarter, reflecting that 2002 was the first year in which they incurred a full year of expenses. Rent, clinic supplies and other as a percent of net revenues remained constant at 19% for 2002 and 2001.

     CLINIC OPERATING COSTS -- PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $1.7 million for 2002 from $1.9 million for 2001, a decrease of 14%, or $261,000. In 2002, the provision for doubtful accounts for 2002 Mature Clinics decreased $319,000 as a result of our improved collection efforts, which was off-set by an increase of $58,000 in 2002 New Clinics. The provision for doubtful accounts as a percent of net revenues decreased to 1.8% in 2002 compared to 2.5% for 2001. The allowance for doubtful accounts as a percentage of total patient accounts receivable increased from 23% to 25% from December 31, 2001 to December 31, 2002. Gross days in accounts receivable decreased to 71 in December 31, 2002 from 81 in the same period a year earlier. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

  Corporate Office Costs

     Corporate office costs consist primarily of salaries and benefits for corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees. These costs increased to $11.3 million for 2002 from $9.1 million in 2001, an increase of $2.2 million, or 24%. Increases were incurred in salaries, recruiting fees and benefits related to additional personnel hired to support an increasing number of clinics, as well as depreciation expense, insurance costs and legal fees. Corporate office costs as a percent of net revenues increased to 12% in 2002 from 11% in 2001.

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships decreased $243,000, or 5%, to $4.9 million for 2002 from $5.2 million in 2001. The decrease primarily related to the repurchase of minority partners' interests, coupled with a change in accounting that requires us to record minority interests in earnings of subsidiary limited partnerships opened after January 18, 2001, as salaries and related costs. See "Acquisition of Minority Interests" and "Significant Accounting Policies" -- Notes 4 and 2, respectively, in Item 8.

  Provision for Income Taxes

     The provision for federal and state income taxes increased to $5.2 million for 2002 from $4.4 million for 2001, an increase of $804,000, or 18%, which was directly related to our 19% increase in current year income before income taxes. During 2002 and 2001, we provided for income taxes at an effective tax rate of 38% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that our business is generating enough cash flow from operating activities to allow us to meet our short-term and long-term cash requirements. At December 31, 2003, we had $16.8 million in cash and cash equivalents compared to $7.6 million at December 31, 2002. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments. Included in cash and cash equivalents at December 31, 2003 were $1.3 million in a money market fund and $10 million in a short-term debt instrument issued by an agency of the U.S. Government.

     The increase in cash of $9.2 million from December 31, 2002 to December 31, 2003 is due primarily to $17.5 million in cash provided by operating activities, offset by cash used in financing activities of $3.3 million and $5 million in fixed asset and intangible purchases. In 2003, we made $4.7 million in distributions to minority investors in subsidiary limited partnerships and used $3.3 million and $1.8 million in cash to purchase fixed assets and make leasehold improvements, respectively. Cash was provided by proceeds of $1.5 million and a tax benefit of $2 million from the exercises of stock options.

     Our current ratio decreased to 6.09 to 1.00 at December 31, 2003 from 7.93 to 1.00 at December 31, 2002. The decrease in the current ratio is due primarily to the reclassification of Convertible Subordinated Notes from long-term debt to current liabilities as they will become due in June 30, 2004.

     At December 31, 2003, we had a debt-to-equity ratio of 0.06 to 1.00 compared to 0.07 to 1.00 at December 31, 2002. The decrease in the debt-to-equity ratio from December 31, 2002 to December 31, 2003 resulted from the additional note payable entered into during 2003 for the acquisition of minority interest.

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of December 31, 2003 are summarized as follows (in thousands):

CONTRACTUAL OBLIGATION         TOTAL     2004      2005     2006     2007     2008    THEREAFTER
----------------------        -------   -------   ------   ------   ------   ------   ----------
Notes Payable...............  $ 2,455   $ 2,372   $   75   $    6   $    2   $   --      $--
Employee Agreements.........    6,442     4,265    1,513      631       33       --       --
Operating Leases............   23,240     7,297    6,351    4,921    3,517    1,066       88
  Total.....................  $32,137   $13,934   $7,939   $5,558   $3,552   $1,066      $88

     In 2002, $667,000 of a convertible subordinated note was converted into common stock, leaving a remaining balance of $2.3 million at December 31, 2003 and 2002. On January 12, 2004, an additional $666,660 of the convertible subordinated note was converted into common stock leaving a remaining balance of $1.7 million. We anticipate that the remaining $1.7 million convertible subordinated note will be converted into common stock at the June 2004 maturity date. However, if our share price is not at or above $3.33 in June 2004, it is likely that the note holders would not convert and we would have to use cash to repay the remaining Series C Note.

     We do not currently have a credit line or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them which require less capital. We plan to continue developing new clinics and may also consider acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any purchases of minority interests are expected to be accomplished using a combination of cash, notes and common stock. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2004.

     In September 2001, the Board of Directors ("Board") authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Shares purchased are held as treasury shares and may be used for valid corporate purposes or retired as the Board deems advisable. During the year ended December 31, 2002, we purchased 795,600 shares of our common stock on the open market for $10.5 million. During January 2003, we purchased an additional 1,800 shares of common stock on the open market for a total of $20,000.

     On February 26, 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no specific expiration date for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of December 31, 2003, no shares have been repurchased under the new share repurchase program.

CASH MANAGEMENT

     We believe that our business is generating sufficient cash flow to satisfy our short-term and long-term cash needs, including capital expenditures needed to fund our expected growth in clinics for 2004. Excess cash is invested in short-term highly liquid investments, primarily money market funds and debt instruments issued by an agency of the U.S. Government.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 was effective for us on January 1, 2003. The adoption of SFAS 143 did not have a significant impact on our financial condition or results of operations.

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

     In December 2003, the FASB issued FASB Interpretation No. 46, (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46F replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE.

     We are evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis.

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

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. The Statement also includes disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May, 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

FACTORS AFFECTING FUTURE RESULTS

                               CLINIC DEVELOPMENT

     As of December 31, 2003, we had 242 clinics in operation, 48 of which opened in 2003. Our goal for 2004 is to open between 45 and 50 additional clinics if we can identify suitable geographic locations and physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in 2003 would favorably impact our results of operations beginning in 2004.

                         CONVERTIBLE SUBORDINATED DEBT

     In May 1994 we issued $3 million of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Notes"). The Series C Convertible Subordinated Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Notes being converted by $3.33 per share. In June 2002, $667,000 of the Series C Notes were converted by the note holders into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at December 31, 2003 and December 31, 2002. During January 2004, $666,660 of the Series C Notes was converted by the note holders into 200,000 shares of common stock leaving a remaining balance of $1.7 million. If our share price is not at or above $3.33 in June 2004, it is likely that the note holders would not convert and we would have to use cash to repay the remaining Series C Note. See "Notes Payable" in Note 5 of Item 8.

     In 2002, the debt conversion increased our shareholders' equity by the carrying amount of the debt converted less unamortized deferred financing costs, thus improving our debt to equity ratio and favorably impacting results of operations and cash flow due to the interest savings in 2003 and 2002 before income taxes of approximately $77,000 and $50,000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Its only indebtedness as of December 31, 2003, was $2.3 million in Series C Convertible Subordinated Notes, described immediately above and other notes of $122,000. See
Note 5 of Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................    23
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    24
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    25
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............    26
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    27
Notes to Consolidated Financial Statements..................    28

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
March 4, 2004

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 16,822    $  7,610
  Patient accounts receivable, less allowance for doubtful
     accounts of $3,456 and $4,327, respectively............    14,135      13,235
  Accounts receivable -- other..............................       266         443
  Other current assets......................................     1,802       1,307
                                                              --------    --------
          Total current assets..............................    33,025      22,595
Fixed assets:
  Furniture and equipment...................................    20,598      17,796
  Leasehold improvements....................................    10,760       9,310
                                                              --------    --------
                                                                31,358      27,106
  Less accumulated depreciation and amortization............    19,550      16,693
                                                              --------    --------
                                                                11,808      10,413
Goodwill, net of amortization of $335.......................     5,685       5,590
Other assets, net of amortization of $432 and $505,
  respectively..............................................     1,955       2,435
                                                              --------    --------
                                                              $ 52,473    $ 41,033
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $    498    $    624
  Accrued expenses..........................................     2,549       2,188
  Estimated third-party payor (Medicare) settlements........        --          33
  Notes payable.............................................        39           4
  Convertible subordinated notes payable....................     2,333          --
                                                              --------    --------
          Total current liabilities.........................     5,419       2,849
Notes payable -- long-term portion..........................        83          17
Other long-term liabilities.................................       346         273
Convertible subordinated notes payable......................        --       2,333
                                                              --------    --------
          Total liabilities.................................     5,848       5,472
Minority interests in subsidiary limited partnerships.......     3,278       3,024
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 12,242,577 and 11,818,711 shares issued at
     December 31, 2003 and 2002, respectively...............       122         118
  Additional paid-in capital................................    26,808      23,313
  Retained earnings.........................................    28,939      21,608
  Treasury stock at cost, 947,100 and 945,300 shares held at
     December 31, 2003 and 2002, respectively...............   (12,522)    (12,502)
                                                              --------    --------
          Total shareholders' equity........................    43,347      32,537
                                                              --------    --------
                                                              $ 52,473    $ 41,033
                                                              ========    ========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2003          2002         2001
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient revenues........................................   $103,225      $92,343      $78,450
Management contract revenues................................      2,210        2,284        2,311
Other revenues..............................................        133          112          187
                                                               --------      -------      -------
     Net revenues...........................................    105,568       94,739       80,948
Clinic operating costs:
  Salaries and related costs................................     52,406       44,856       37,521
  Rent, clinic supplies and other...........................     21,266       18,006       15,429
  Provision for doubtful accounts...........................        932        1,669        1,930
                                                               --------      -------      -------
                                                                 74,604       64,531       54,880
Corporate office costs......................................     13,967       11,334        9,120
                                                               --------      -------      -------
Operating income............................................     16,997       18,874       16,948
Interest expense............................................        189          214          266
Minority interests in subsidiary limited partnerships.......      5,025        4,936        5,179
                                                               --------      -------      -------
Income before income taxes..................................     11,783       13,724       11,503
Provision for income taxes..................................      4,452        5,236        4,432
                                                               --------      -------      -------
     Net income.............................................   $  7,331      $ 8,488      $ 7,071
                                                               ========      =======      =======
Basic earnings per common share.............................   $   0.66      $  0.77      $  0.70
                                                               ========      =======      =======
Diluted earnings per common share...........................   $   0.61      $  0.67      $  0.55
                                                               ========      =======      =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK     ADDITIONAL               TREASURY STOCK         TOTAL
                                       ---------------    PAID-IN     RETAINED   -----------------   SHAREHOLDERS'
                                       SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES    AMOUNT       EQUITY
                                       ------   ------   ----------   --------   ------   --------   -------------
                                                                     (IN THOUSANDS)
Balance December 31, 2000............   8,548    $ 85     $ 3,476     $ 6,049      (15)   $    (47)    $  9,563
                                       ------    ----     -------     -------     ----    --------     --------
Proceeds from exercise of stock
  options............................     780       8       2,271          --       --          --        2,279
Tax benefit from exercise of stock
  options............................      --      --       3,134          --       --          --        3,134
8% convertible subordinated notes
  converted to common stock..........   1,198      12       4,005          --       --          --        4,017
Purchase of treasury stock...........      --      --          --          --     (135)     (1,943)      (1,943)
Common stock issued in purchase of
  minority interests.................     162       2       2,555          --       --          --        2,557
Purchase of fractional shares on
  three-for-two common stock split...      --      --         (12)         --       --          --          (12)
Net income...........................      --      --          --       7,071       --          --        7,071
                                       ------    ----     -------     -------     ----    --------     --------
Balance December 31, 2001............  10,688     107      15,429      13,120     (150)     (1,990)      26,666
                                       ------    ----     -------     -------     ----    --------     --------
Proceeds from exercise of stock
  options............................     931       9       2,997          --       --          --        3,006
Tax benefit from exercise of stock
  options............................      --      --       4,228          --       --          --        4,228
8% convertible subordinated notes
  converted to common stock..........     200       2         665          --       --          --          667
Purchase of treasury stock...........      --      --          --          --     (795)    (10,512)     (10,512)
Other................................      --      --          (6)         --       --          --           (6)
Net income...........................      --      --          --       8,488       --          --        8,488
                                       ------    ----     -------     -------     ----    --------     --------
Balance December 31, 2002............  11,819     118      23,313      21,608     (945)    (12,502)      32,537
                                       ------    ----     -------     -------     ----    --------     --------
Proceeds from exercise of stock
  options............................     424       4       1,458          --       --          --        1,462
Tax benefit from exercise of stock
  options............................      --      --       2,037          --       --          --        2,037
Purchase of treasury stock...........      --      --          --          --       (2)        (20)         (20)
Net income...........................      --      --          --       7,331       --          --        7,331
                                       ------    ----     -------     -------     ----    --------     --------
Balance December 31, 2003............  12,243    $122     $26,808     $28,939     (947)   $(12,522)    $ 43,347
                                       ======    ====     =======     =======     ====    ========     ========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2003       2002      2001
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 7,331   $  8,488   $ 7,071
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    3,591      2,955     2,566
  Minority interests in earnings of subsidiary limited
    partnerships............................................    5,025      4,936     5,179
  Provision for doubtful accounts...........................      932      1,669     1,930
  Tax benefit from exercise of stock options................    2,037      4,228     3,134
  Deferred income taxes.....................................      474       (319)     (351)
  Other.....................................................       14         --         3
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...................   (1,832)    (2,135)   (3,998)
  (Increase) decrease in accounts receivable -- other.......      177        435      (426)
  Increase in other assets..................................      (18)      (773)     (108)
  (Decrease) increase in accounts payable and accrued
    expenses................................................     (239)      (186)      414
  Increase in other liabilities.............................       73        306        --
  Decrease in estimated third-party payor (Medicare)
    settlements.............................................      (33)       (80)     (242)
                                                              -------   --------   -------
Net cash provided by operating activities...................   17,532     19,524    15,172
                                                              -------   --------   -------
INVESTING ACTIVITIES
Purchase of fixed assets....................................   (5,133)    (5,565)   (3,344)
Purchase of intangibles.....................................      (31)    (1,071)      (53)
Other.......................................................      136          2        21
                                                              -------   --------   -------
Net cash used in investing activities.......................   (5,028)    (6,634)   (3,376)
                                                              -------   --------   -------
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited
  partnerships..............................................   (4,696)    (5,161)   (4,530)
Payment of notes payable....................................      (38)      (701)   (1,542)
Repurchase of common stock..................................      (20)   (10,512)   (1,943)
Proceeds from exercise of stock options.....................    1,462      3,006     2,279
Other.......................................................       --        (33)      (10)
                                                              -------   --------   -------
Net cash used in financing activities.......................   (3,292)   (13,401)   (5,746)
                                                              -------   --------   -------
Net increase (decrease) in cash and cash equivalents........    9,212       (511)    6,050
Cash and cash equivalents -- beginning of year..............    7,610      8,121     2,071
                                                              -------   --------   -------
Cash and cash equivalents -- end of period..................  $16,822   $  7,610   $ 8,121
                                                              =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes..............................................  $ 2,785   $    869   $ 1,957
  Interest..................................................  $   233   $    168   $   268
Non-cash transactions during the period:
Conversion of convertible notes payable into common stock...  $    --   $    667   $ 4,200
Note payable purchases of minority interest
  Purchase of intangibles/minority interest.................  $    75   $     --   $    --
  Goodwill..................................................  $    64   $     --   $ 3,622

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

1.  ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") develops, owns and operates outpatient physical and occupational therapy clinics. As of December 31, 2003, the Company owned and operated 242 clinics in 35 states. The clinics provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries, rehabilitation of injured workers and preventative care. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are managed care programs, commercial health insurance, Medicare, workers' compensation insurance and proceeds from personal injury cases.

     In addition to the Company's ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with five such third-party facilities under management as of December 31, 2003.

     The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Beginning in 2003, the Company significantly reduced its development of new clinic partnerships. New clinics opened which are not satellite clinics are wholly owned by the Company. The clinic directors of such clinics will be compensated based upon clinic profits. See Note 2.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company, pursuant to its investment policy, invests its cash in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and United States government agency securities. The Company held approximately $11 million in highly liquid investments at December 31, 2003 and held no highly liquid investments at December 31, 2002.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

Transactions," for the disposal of a segment of a business. SFAS 144 was effective for the Company January 1, 2002. The adoption of SFAS 144 did not have a significant impact on the Company's financial condition or results of operations.

     The Company reviews property and equipment and intangible assets for impairment when certain events or circumstances indicate that the related amounts might be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

     Goodwill represents the excess of costs over the fair value of the acquired business assets. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting segment units, as defined by SFAS 142, to their carrying values. For the year ended December 31, 2003, the fair value of the Company's reporting segment units exceeds the recorded carrying value. At December 31, 2003 and December 31, 2002, the Company had approximately $5.7 million and $5.6 million, respectively, of unamortized goodwill. Amortization expense related to goodwill was $44,000 for the year ended December 31, 2001. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill for the years ended ending December 31, 2003 and 2002.

     The following table reconciles previously reported net income as if SFAS 142 were in effect in 2001. Net income excluding goodwill amortization expense is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
Reported net income........................................  $7,331   $8,488   $7,071
  Add back: Goodwill amortization net of taxes.............  $   --   $   --   $   27
                                                             ------   ------   ------
Adjusted net income........................................  $7,331   $8,488   $7,098
                                                             ======   ======   ======
Reported basic earnings per share..........................  $ 0.66   $ 0.77   $ 0.70
  Add back: Goodwill amortization net of taxes.............      --       --       --
                                                             ------   ------   ------
Adjusted basic earnings per share..........................  $ 0.66   $ 0.77   $ 0.70
                                                             ======   ======   ======
Reported diluted earnings per share........................  $ 0.61   $ 0.67   $ 0.55
  Add back: Goodwill amortization net of taxes.............      --       --       --
                                                             ------   ------   ------
Adjusted diluted earnings per share........................  $ 0.61   $ 0.67   $ 0.55
                                                             ======   ======   ======

     Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method over 20 years.

MINORITY INTERESTS

     In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% points at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" (EITF 00-23), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnership's structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships, of clinic partnerships formed after January 18, 2001. At this time the Company operates 71 wholly owned clinics without any minority interest.

     Pursuant to EITF 00-23, for the year ended December 31, 2003 and December 31, 2002, the Company classified $428,000 and $306,000, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, as salaries and related costs. As of December 31, 2003 and December 31, 2002, $346,000 and $276,000, respectively, in undistributed minority interests related to the 30 partnerships are classified as other long-term liabilities.

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

     Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003. The Medicare Limit in any one-year has been adjusted up to $1,590 (the "Adjusted Medicare Limit") and the full amount was available for the remaining four months in 2003. Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

     Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 2003. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable -- current portion approximate their fair values due to the short-term maturity of these financial instruments. The fair values of the convertible subordinated notes are based on the Company's stock price and the number of shares that would be acquired upon conversion. Based upon the closing price of the Company's common stock on December 31, 2003 of $15.73, the fair value of the convertible subordinated notes was $11 million.

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

STOCK OPTIONS

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its employee stock-based compensation. Under this method, the compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to apply the intrinsic-valve-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Under APB Opinion No. 25 the Company recognized $52,000 of compensation cost in net income for the year ended December 31, 2003. No compensation cost related to stock based compensation has been recognized for the years ended December 31, 2002 and 2001.

     For purposes of FASB Statement No. 123 disclosures the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                              2003     2002     2001
                                                             ------   ------   ------
Net income, as reported....................................  $7,331   $8,488   $7,071
  Add: Stock-based employee compensation expense
     Included in reported net income, net of tax...........      52       --       --
  Deduct: Total stock-based compensation expense determined
     under the fair value method, net of taxes.............    (978)    (831)    (508)
                                                             ------   ------   ------
Pro forma net income.......................................  $6,405   $7,657   $6,563
                                                             ======   ======   ======
Earnings per share:
  Actual basic earnings per common share...................  $ 0.66   $ 0.77   $ 0.70
  Actual diluted earnings per common share.................  $ 0.61   $ 0.67   $ 0.55
  Pro forma basic earnings per common share................  $ 0.58   $ 0.70   $ 0.65
  Pro forma diluted earnings per common share..............  $ 0.53   $ 0.60   $ 0.51

     The weighted-average fair value per share of stock-based compensation during the years ended December 31, 2003, 2002 and 2001 follows:

                                                         DECEMBER   DECEMBER   DECEMBER
                                                           2003       2002       2001
                                                         --------   --------   --------
1992 Plan..............................................      --      $10.59     $9.07
1999 Plan..............................................   $9.90      $ 8.52     $9.57
Inducements............................................   $9.59      $ 8.66     $7.95
Other Stock-Based Compensation.........................   $9.73          --        --

     The following weighted-average assumptions for 2003, 2002 and 2001 were used in estimating the fair value per share of stock-based compensation and assuming no dividends:

                                                              2003    2002   2001
                                                              -----   ----   ----
Risk-free interest rates....................................   3.67%  3.83%  5.15%
Expected volatility.........................................  70.48%  49.5%  45.9%
Expected life (in years)....................................    6.4    8.0    8.0

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 was effective for the Company on January 1, 2003. The adoption of SFAS 143 did not have a significant impact on the Company's financial condition or results of operations.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections," ("SFAS 145") which provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was effective for the Company on January 1, 2003. The adoption of SFAS 145 did not have a significant impact on the Company's financial condition or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," ("SFAS 146") which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 was effective for the Company on January 1, 2003. The adoption of SFAS 146 did not have a significant impact on the Company's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

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

     In December 2003, the FASB issued FASB Interpretation No. 46, (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46F replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in Variable Interest Entities ("VIEs") created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and non-controlling interest of the VIE.

     The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149") which amends and clarifies accounting and reporting for certain derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company's financial condition or results of operations.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. The Statement also includes disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May, 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

3.  NON-CASH TRANSACTIONS

     In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock. See "Notes Payable" in Note 5. During 2001, convertible notes payable totaling $4.2 million were converted into
1.2 million shares of common stock. Additionally, during 2001, the Company purchased the 35% minority interest in two limited partnerships for a total $3.6 million delivered in 162,100 shares of common stock and $1.1 million in notes payable. These non-cash investing and financing transactions have been excluded from the consolidated statements of cash flows.

4.  ACQUISITION OF MINORITY INTERESTS

     On January 31, 2002, the Company purchased a 10% minority interest in a limited partnership that owns four clinics in Michigan for $447,000. As part of the purchase, we paid the minority partner $65,000 in undistributed earnings.

     On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. On August 6, 2003, the Company paid additional consideration of $31,000 based on the clinic's performance. In July 2002 the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     On August 1, 2003, the Company purchased the 35% minority interest in a limited partnership for $64,000 and agreed to pay the minority partner $75,000 in undistributed earnings. The purchase was made under a note, which is payable in three installments. On September 10, 2003, the Company paid the first installment of $35,000. The remaining principal amount due under the note payable was $104,000 at December 31, 2003 to be paid in two annual payments of $34,000 and $70,000 on August 1, 2004 and August 1, 2005, respectively.

     The Company's minority interest purchases all relate to entities in which the Company is the majority owner and were accounted for as step acquisitions and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocation during the first year after completing the purchase. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the identified tangible and intangible assets of the minority interest acquired and accounted for in accordance with SFAS 142.

     The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Beginning balance...........................................  $5,590   $4,519
Goodwill acquired during the year...........................      95    1,052
Purchase accounting adjustments.............................      --       19
Amortization expense........................................      --       --
                                                              ------   ------
Ending balance..............................................  $5,685   $5,590
                                                              ======   ======

5.  NOTES PAYABLE

     In May 1994, the Company issued $3 million of 8% Convertible Subordinated Notes, Series C due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company common stock determined by dividing the principal amount of the Notes being converted by $3.33. The Series C Notes bear interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Notes were converted by a note holder into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at December 31, 2003 and December 31, 2002. See "Subsequent Event" in Note 12.

     The Series C Notes are unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Notes payable as of December 31, 2003 and 2002 consist of the following (in thousands):

                                                               2003     2002
                                                              ------   ------
8% Convertible Subordinated Notes, Series C, due June 30,
  2004 with interest payable quarterly......................  $2,333   $2,333
Promissory note payable in two annual installments through
  August 1, 2005............................................     104       --
Promissory note with an 8% interest rate payable in equal
  monthly installments through March 19, 2007 secured by one of the Company's clinics, with a book value of $78,000 at
  December 31, 2003.........................................      18       21
                                                              ------   ------
                                                               2,455    2,354
                                                              ------   ------
Less current portion........................................  (2,372)      (4)
                                                              ------   ------
                                                              $   83   $2,350
                                                              ======   ======

     Scheduled maturities as of December 31, 2003 are as follows (in thousands):

2004........................................................   $2,372
2005........................................................       75
2006........................................................        6
2007........................................................        2
2008........................................................       --
                                                               ------
                                                               $2,455
                                                               ======

6.  INCOME TAXES

     Significant components of deferred tax assets, included in long-term other assets on the balance sheet at December 31, 2003 and 2002, were as follows (in thousands):

                                                               2003     2002
                                                              ------   ------
Deferred tax assets:
  Vacation accrual..........................................  $   70   $   60
  Allowance for doubtful accounts...........................   1,052      958
  Depreciation..............................................     164      742
                                                              ------   ------
Net deferred tax assets.....................................  $1,286   $1,760
                                                              ======   ======

     The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                       2003              2002              2001
                                  ---------------   ---------------   ---------------
U.S. tax at statutory rate......  $4,023   34.15%   $4,698   34.23%   $3,911   34.00%
State income taxes, net of
  federal benefit...............     386    3.28%      482    3.51%      476    4.13%
Nondeductible expenses..........      42    0.36%       56    0.41%       45    0.40%
                                  ------   ------   ------   ------   ------   ------
                                  $4,452   37.79%   $5,236   38.15%   $4,432   38.53%
                                  ======   ======   ======   ======   ======   ======

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Significant components of the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                              2003     2002     2001
                                                             ------   ------   ------
Current:
  Federal..................................................  $3,217   $4,824   $4,067
  State....................................................     762      731      716
                                                             ------   ------   ------
Total current..............................................   3,979    5,555    4,783
                                                             ------   ------   ------
Deferred:
  Federal..................................................     644     (319)    (351)
  State....................................................    (171)      --       --
                                                             ------   ------   ------
Total deferred.............................................     474     (319)    (351)
                                                             ------   ------   ------
Total income tax provision.................................  $4,452   $5,236   $4,432
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

7.  STOCK OPTION PLANS

     The Company has in effect the following stock option plans:

          The 1992 Stock Option Plan, as amended (the "1992 Plan") permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock. The 1992 Plan expired in 2002 and no new option grants can be awarded subsequent to this date.

          Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the 1992 Plan were granted at an exercise price not less than the fair market value of the shares of common stock on the date of grant.

          The Executive Option Plan (the "Executive Plan") permits the Company to grant to any officer of the Company or its affiliates, options to purchase up to 255,000 shares of common stock. No further grants of options will be made under the Executive Plan.

          The 1999 Employee Stock Option Plan (the "1999 Plan") permits the Company to grant to certain non-officer employees of the Company up to 300,000 non-qualified options to purchase shares of common stock.

          During 2003, 2002 and 2001, the Board of Directors of the Company granted Inducement options covering 115,000, 10,000 and 30,000 options, respectively, to six individuals in connection with their offers of employment or service. During 2003 and 2002, 22,500 and 22,500 options were forfeited, respectively.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

          The 2003 Stock Incentive Plan (the "2003 Plan") permits the Company to grant stock-based compensation to employees, consultants and outside directors of the Company up to 900,000 shares of common stock. The 2003 Plan is subject to approval by the shareholders of the Company at the 2004 shareholders meeting.

          The Compensation Committee determines the exercise price, vesting periods, and expiration dates of all stock options. Stock options vest over one to five years from the date of grant. The expiration dates are generally ten years from the date of grant. Options are generally subject to adjustments in the event of stock dividends, splits and similar corporate transactions.

     During 2002 and 2003, the Company erroneously granted options to purchase 308,000 shares of common stock under the 1992 Plan after the plan expired. Because the Company intends to honor the original terms of these options, the Company recognized $52,000 of compensation cost in 2003 net income. The Company intends to replace the grants with options to purchase common stock under the 2003 Plan, which is subject to shareholder approval, or as Inducement options.

     A cumulative summary of stock options as of December 31, 2003 follows:

STOCK                                                                                 AVAILABLE
OPTION PLANS                     AUTHORIZED   OUTSTANDING   EXERCISED   EXERCISABLE   FOR GRANT
------------                     ----------   -----------   ---------   -----------   ---------
1992 Plan......................  3,495,000       870,708    2,184,053     613,823           --(1)
Executive Plan.................    255,000        90,000      165,000      90,000           --
1999 Plan......................    300,000        58,934       34,845      16,676      206,221
Inducements....................    140,000       125,000       15,000       2,000           --
                                 ---------     ---------    ---------     -------      -------
Totals.........................  4,190,000     1,144,642    2,398,898     722,499      206,221
                                 =========     =========    =========     =======      =======

---------------

(1) The 1992 Plan expired in 2002 and no new option grants can be awarded subsequent to this date.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans as of December 31, 2003, 2002 and 2001 and the changes during the years then ended is presented below:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at December 31, 2000............................  2,981,787       $ 3.35
Granted.....................................................    363,825        15.37
Exercised...................................................   (780,142)        3.06
Forfeited...................................................    (29,125)        3.81
                                                              ---------
Outstanding at December 31, 2001............................  2,536,345         5.10
Granted.....................................................    171,550        17.54
Exercised...................................................   (930,290)        3.42
Forfeited...................................................    (78,664)        9.85
                                                              ---------
Outstanding at December 31, 2002............................  1,698,941         6.89
Granted.....................................................    133,175        14.38
Exercised...................................................   (423,866)        3.45
Cancelled...................................................   (141,500)       17.94
Forfeited...................................................   (113,108)        8.99
                                                              ---------
Outstanding at December 31, 2003............................  1,144,642       $ 7.37
                                                              =========

     The following tables summarize information about the Company's stock options outstanding as of December 31, 2003, 2002 and 2001, respectively, (contractual life in years):

                        OUTSTANDING
                       OPTIONS AS OF                    WEIGHTED AVERAGE
                       DECEMBER 31,                        REMAINING
                           2003        EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -------------   --------------   ----------------   -----------   --------------
1992 Plan............      870,708      $2.81-$16.34          5.4            613,823      $3.00-$16.34
Executive Plan.......       90,000       $4.96-$4.96           .9             90,000       $4.96-$4.96
1999 Plan............       58,934      $2.81-$16.34          7.6             16,676      $2.81-$16.34
Inducements..........      125,000     $14.32-$14.75          9.8              2,000     $14.75-$14.75
                         ---------     -------------          ---            -------     -------------
                         1,144,642      $2.81-$16.34          5.7            722,499      $2.81-$16.34
                         =========     =============          ===            =======     =============

                        OUTSTANDING
                       OPTIONS AS OF                    WEIGHTED AVERAGE
                       DECEMBER 31,                        REMAINING
                           2002        EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -------------   --------------   ----------------   -----------   --------------
1992 Plan............    1,490,858      $2.81-$18.04          6.5            758,553      $2.81-$16.34
Executive Plan.......       90,000       $4.96-$4.96          1.9             90,000       $4.96-$4.96
1999 Plan............       78,083      $2.81-$16.34          7.7             20,425      $2.81-$16.34
Inducements..........       40,000     $13.58-$14.75          8.4                 --                --
                         ---------     -------------          ---            -------     -------------
                         1,698,941      $2.81-$18.04          6.4            868,978      $2.81-$16.34
                         =========     =============          ===            =======     =============

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                        OUTSTANDING
                       OPTIONS AS OF                    WEIGHTED AVERAGE
                       DECEMBER 31,                        REMAINING
                           2001        EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -------------   --------------   ----------------   -----------   --------------
1992 Plan............    2,162,644      $2.08-$16.34          6.3           1,196,746     $2.08-$16.34
Executive Plan.......      218,250       $4.23-$4.96          1.9             218,250      $4.23-$4.96
1999 Plan............       95,451      $2.81-$16.34          8.3              12,282      $2.81-$2.81
Inducements..........       60,000      $2.83-$13.58          8.6                  --               --
                         ---------     -------------          ---           ---------     ------------
                         2,536,345      $2.08-$16.34          6.1           1,427,278     $2.08-$16.34
                         =========     =============          ===           =========     ============

     The following table summarizes information about the Company's stock options outstanding and range of exercise prices as of December 31, 2003:

                                                               OUTSTANDING
                                                                OPTIONS AS
                                                                    OF
RANGE OF                                                       DECEMBER 31,
EXERCISE PRICES                                                    2003
---------------                                                ------------
$1.80-$3.61.................................................      560,177
$3.61-$5.41.................................................      204,535
$12.63-$14.43...............................................      117,000
$14.43-$16.24...............................................      228,505
$16.24-$18.04...............................................       34,425
                                                                ---------
                                                                1,144,642
                                                                =========

     The Company has reserved 1,935,563 shares for the 1992 Plan, Executive Plan, 1999 Plan, Inducement Plans and the Series C Notes.

8.  PREFERRED STOCK

     The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences and limitations of each series. There are no provisions in the Company's Articles of Incorporation specifying the vote required by the holders of preferred stock to take action. All such provisions would be set out in the designation of any series of preferred stock established by the Board of Directors. The bylaws of the Company specify that, when a quorum is present at any meeting, the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law or the Company's Articles of Incorporation. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of preferred stock, preferences, powers, and rights, voting or otherwise, senior to the right of holders of common stock. The issuance of the preferred stock could have the effect of delaying or preventing a change in control of the Company.

9.  PURCHASE OF COMMON STOCK

     In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. During the year ending December 31, 2002 and 2001, the Company purchased 795,600 and 135,000 shares, respectively, of its common stock on the open market for $10.5 million and

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

$1.9 million, respectively. During January 2003, we purchased an additional 1,800 shares of common stock on the open market for a total of $20,000.

     On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. As of December 31, 2003, no shares have been repurchased under the new share repurchase program.

10.  DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company has not made any contributions and recognized no contribution expense for the years ended December 31, 2003, 2002 and 2001.

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $7.6 million, $6.4 million and $5.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

     The future minimum lease commitments for the next five years and in the aggregate as of December 31, 2003 are as follows (in thousands):

2004........................................................  $ 7,297
2005........................................................    6,351
2006........................................................    4,921
2007........................................................    3,517
2008........................................................    1,066
Thereafter..................................................       88
                                                              -------
                                                              $23,240
                                                              =======

EMPLOYMENT AGREEMENTS

     At December 31, 2003, the Company had outstanding employment agreements with three of its executive officers with annual salaries ranging from $250,000 to $325,000, for one term extending through February 2004 and two terms extending through September 2006. In addition, at December 31, 2003, the Company had an employment agreement with an employee for $170,000 for a term extending through September 30, 2004. The Company also had an outstanding consulting agreement with one of its directors for $50,000 annually for a term extending through November 2007.

     In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $3.1 million in 2004 and $575,000 in the aggregate from 2005 through 2007. In addition, each employment agreement with the managing physical therapist provides for monthly bonus payments calculated as a percentage of each clinic's net revenues

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

(not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapists of $17.2 million, $14.8 million and $12.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

12.  SUBSEQUENT EVENT

     On January 12, 2004, $666,660 of the Series C Notes was converted by the note holder into 200,000 shares of common stock. After the January 2004 conversion, the remaining principal amount under the Series C Note was $1.7 million.

13.  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

                                                               2003      2002      2001
                                                              -------   -------   -------
Numerator:
  Net income................................................  $ 7,331   $ 8,488   $ 7,071
                                                              -------   -------   -------
  Numerator for basic earnings per share....................    7,331     8,488     7,071
  Effect of dilutive securities:
     Interest on convertible subordinated notes payable.....      123       140       165
                                                              -------   -------   -------
  Numerator for diluted earnings per share-income available
     to common shareholders after assumed conversions.......  $ 7,454   $ 8,628   $ 7,236
                                                              =======   =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................   11,051    10,975    10,109
  Effect of dilutive securities:
     Stock options..........................................      476     1,226     2,025
     Convertible subordinated notes payable.................      700       734       934
                                                              -------   -------   -------
  Dilutive potential common shares..........................    1,176     1,960     2,959
                                                              -------   -------   -------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions........   12,227    12,935    13,068
                                                              =======   =======   =======
Basic earnings per common share.............................  $  0.66   $  0.77   $  0.70
                                                              =======   =======   =======
Diluted earnings per common share...........................  $  0.61   $  0.67   $  0.55
                                                              =======   =======   =======

     Options to purchase 267,750 and 344,686 shares for the years ended December 31, 2003 and 2002, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices exceeded the average market price of the common shares during the periods.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         2003
                                                         -------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
Net patient revenues...................................  $24,483   $26,382   $26,224   $26,136
Income before income taxes.............................  $ 2,884   $ 3,566   $ 3,055   $ 2,278
Net income.............................................  $ 1,787   $ 2,213   $ 1,901   $ 1,430
Earnings per common share:
  Basic................................................  $  0.16   $  0.20   $  0.17   $  0.13
  Diluted..............................................  $  0.15   $  0.18   $  0.15   $  0.12

                                                                         2002
                                                         -------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
Net patient revenues...................................  $21,636   $23,449   $23,232   $24,026
Income before income taxes.............................  $ 3,353   $ 3,786   $ 3,284   $ 3,301
Net income.............................................  $ 2,076   $ 2,336   $ 2,018   $ 2,058
Earnings per common share:
  Basic................................................  $  0.19   $  0.21   $  0.18   $  0.19
  Diluted..............................................  $  0.16   $  0.18   $  0.16   $  0.17

                                                                         2001
                                                         -------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         -------------------------------------
                                                           Q1        Q2        Q3        Q4
                                                         -------   -------   -------   -------
Net patient revenues...................................  $18,930   $19,866   $20,582   $21,570
Income before income taxes.............................  $ 2,466   $ 2,900   $ 2,965   $ 3,172
Net income.............................................  $ 1,512   $ 1,787   $ 1,825   $ 1,947
Earnings per common share:
  Basic................................................  $  0.15   $  0.18   $  0.18   $  0.19
  Diluted..............................................  $  0.12   $  0.14   $  0.14   $  0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For information regarding the Company's Directors, Code of Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, you are directed to the sections entitled "Proposal 1 -- Election of Directors," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement that will be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 25, 2004. The Company incorporates the information contained in those sections of the Company's Proxy Statement herein by reference.

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

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Incorporated by reference to "Independent Auditor" in the registrant's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries are included in Item 8:

             CONSOLIDATED FINANCIAL STATEMENTS -- DECEMBER 31, 2003

Consolidated Balance Sheets -- December 31, 2003 and 2002

Consolidated Statements of Operations -- years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders' Equity -- years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows -- years ended December 31, 2003, 2002 and 2001

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- DECEMBER 31, 2003

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

(3) List of Exhibits

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    3.1        Articles of Incorporation of the Company (filed as an
               exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
    3.2        Amendment to the Articles of Incorporation of the Company
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference).
    3.3        Bylaws of the Company, as amended (filed as an exhibit to
               the Company's Form 10-KSB for the year ended December 31,
               1993 and incorporated herein by reference).
   10.1        Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1994
               and incorporated herein by reference).
   10.2        Registration Agreement for Series C Notes (filed as an
               exhibit to the Company's Form 8-K dated May 5, 1994 and
               incorporated herein by reference).
   10.3+       1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
               30, 2001 and incorporated herein by reference).
   10.4+       Executive Option Plan (filed as an exhibit to the Company's
               Registration Statement on Form S-8 (33-63444) and
               incorporated herein by reference).
   10.5+       1999 Employee Stock Option Plan (filed as an exhibit to the
               Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
   10.6+       Second Amended and Restated Employment Agreement between the
               Company and Roy W. Spradlin (filed as an exhibit to the
               Company's Form 10-Q for the quarterly period ended June 30,
               2001 and incorporated herein by reference).
   10.7+       Non-Statutory Stock Option Agreement dated February 17, 2000
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference).

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
   10.8+       Non-Statutory Stock Option Agreement dated February 7, 2001
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference.)
   10.9+       Consulting agreement between the Company and J. Livingston
               Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
               herein by reference).
   10.10+      Non-Statutory Stock Option Agreement dated February 26, 2002
               (filed as an exhibit to the Company's S-8 dated February 10,
               2003 and incorporated herein by reference.)
   10.11       Partnership Interest Purchase Agreement between the Company and John Cascardo (filed as an exhibit to the Company's Form
               10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
   10.12+      First Amendment to the Consulting Agreement between the
               Company and J. Livingston-Kosberg
   10.13+      First Amendment to Second Amended and Restated Employment
               Agreement between the Company and Roy W. Spradlin
   10.14+      Employment Agreement, dated September 2, 2003, between U.S.
               Physical Therapy, Inc. and Lawrance W. McAfee.
   10.15+      Employment Agreement, dated September 18, 2003, between U.S.
               Physical Therapy, Inc. and Chris Reading.
   10.16+      Employment Agreement, dated September 2, 2003, between U.S.
               Physical Therapy, Inc. and J Michael Mullin.
  21*          Subsidiaries of the Registrant
   23.1*       Consent of KPMG LLP
   31.1*       Certification
   31.2*       Certification
   31.3*       Certification
   32.1*       Certification of Periodic Report

---------------

*  Filed herewith

+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     On October 30, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's earnings for the quarter and nine months ended September 30, 2003.

ITEM 15.  (D)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COLUMN A                                   COLUMN B           COLUMN C            COLUMN D      COLUMN E
--------                                  ----------   -----------------------   -----------   ----------
                                                              ADDITIONS           DEDUCTION
                                                       -----------------------   -----------
                                          BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                          BEGINNING    COSTS AND      OTHER      DEDUCTIONS-     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS     DESCRIBE       PERIOD
-----------                               ----------   ----------   ----------   -----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
Year Ended December 31, 2003:
  Reserves and allowances deducted from
     asset accounts: Allowance for
     uncollectible accounts.............    $4,327       $  932           --       $1,803(1)     $3,456
Year Ended December 31, 2002:
  Reserves and allowances deducted from
     asset accounts: Allowance for
     uncollectible accounts.............    $3,805       $1,669           --       $1,147(1)     $4,327
Year Ended December 31, 2001:
  Reserves and allowances deducted from
     asset accounts: Allowance for
     uncollectible accounts.............    $2,780       $1,930           --       $  905(1)     $3,805

---------------

(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. PHYSICAL THERAPY, INC.
                                          (Registrant)

                                          By:    /s/ LAWRANCE W. MCAFEE
                                            ------------------------------------
                                                     Lawrance W. McAfee
                                                  Chief Financial Officer
                                                (duly authorized officer and
                                                          principal
                                             financial and accounting officer)

                                          By:     /s/ DAVID RICHARDSON
                                            ------------------------------------
                                                      David Richardson
                                                         Controller

Date: March 12, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of the date indicated above.


 By:         /s/ ROY W. SPRADLIN          Chairman, President and Chief Executive Officer
        ------------------------------             (principal executive officer)
               Roy W. Spradlin,


 By:         /s/ JAMES B. HOOVER                              Director
        ------------------------------
               James B. Hoover,


 By:        /s/ MARLIN W. JOHNSTON                            Director
        ------------------------------
             Marlin W. Johnston,


 By:        /s/ BRUCE D. BROUSSARD                            Director
        ------------------------------
             Bruce D. Broussard,


 By:         /s/ MARK J. BROOKNER                    Vice Chairman of the Board
        ------------------------------
              Mark J. Brookner,


 By:         /s/ ALBERT L. ROSEN                              Director
        ------------------------------
               Albert L. Rosen,


 By:         /s/ DANIEL C. ARNOLD                             Director
        ------------------------------
              Daniel C. Arnold,


 By:          /s/ JERALD PULLINS                              Director
        ------------------------------
               Jerald Pullins,

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    3.1        Articles of Incorporation of the Company (filed as an
               exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference).
    3.2        Amendment to the Articles of Incorporation of the Company
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference).
    3.3        Bylaws of the Company, as amended (filed as an exhibit to
               the Company's Form 10-KSB for the year ended December 31,
               1993 and incorporated herein by reference).
   10.1        Form of 8% Convertible Subordinated Notes, Series C (filed as an exhibit to the Company's Form 8-K dated May 5, 1994
               and incorporated herein by reference).
   10.2        Registration Agreement for Series C Notes (filed as an
               exhibit to the Company's Form 8-K dated May 5, 1994 and
               incorporated herein by reference).
   10.3+       1992 Stock Option Plan, as amended (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
               30, 2001 and incorporated herein by reference).
   10.4+       Executive Option Plan (filed as an exhibit to the Company's
               Registration Statement on Form S-8 (33-63444) and
               incorporated herein by reference).
   10.5+       1999 Employee Stock Option Plan (filed as an exhibit to the
               Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
   10.6+       Second Amended and Restated Employment Agreement between the
               Company and Roy W. Spradlin (filed as an exhibit to the
               Company's Form 10-Q for the quarterly period ended June 30,
               2001 and incorporated herein by reference).
   10.7+       Non-Statutory Stock Option Agreement dated February 17, 2000
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference).
   10.8+       Non-Statutory Stock Option Agreement dated February 7, 2001
               (filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference.)
   10.9+       Consulting agreement between the Company and J. Livingston
               Kosberg (filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
               herein by reference).
   10.10+      Non-Statutory Stock Option Agreement dated February 26, 2002
               (filed as an exhibit to the Company's S-8 dated February 10,
               2003 and incorporated herein by reference.)
   10.11       Partnership Interest Purchase Agreement between the Company and John Cascardo (filed as an exhibit to the Company's Form
               10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference).
   10.12+      First Amendment to the Consulting Agreement between the
               Company and J. Livingston-Kosberg
   10.13+      First Amendment to Second Amended and Restated Employment
               Agreement between the Company and Roy W. Spradlin
   10.14+      Employment Agreement, dated September 2, 2003, between U.S.
               Physical Therapy, Inc. and Lawrance W. McAfee.
   10.15+      Employment Agreement, dated September 18, 2003, between U.S.
               Physical Therapy, Inc. and Chris Reading.
   10.16+      Employment Agreement, dated September 2, 2003, between U.S.
               Physical Therapy, Inc. and J Michael Mullin.
  21*          Subsidiaries of the Registrant
   23.1*       Consent of KPMG LLP
   31.1*       Certification
   31.2*       Certification
   31.3*       Certification
   32.1*       Certification of Periodic Report

---------------

*  Filed herewith

+ Management contract or compensatory plan or arrangement.