Form 10-Q
period 2004-03-31
U S PHYSICAL THERAPY INC /NV
filed 2004-05-07
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 5, 2004, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 12,442,892.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003           3

           Consolidated Statements of Operations for the three months ended March
           31, 2004 and 2003                                                                4

           Consolidated Statements of Cash Flows for the three months ended March
           31, 2004 and 2003                                                                5

           Notes to Consolidated Financial Statements                                       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.                                                                  11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.                      15

Item 4.    Controls and Procedures.                                                        15

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                                               16
              Signature                                                                    17
              Certifications                                                            19-21

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2004           2003
                                                                        ------------   ------------
ASSETS                                                                  (unaudited)
Current assets:
  Cash and cash equivalents ........................................      $ 18,439       $ 16,822
  Patient accounts receivable, less allowance for doubtful
     accounts of $3,339 and $3,456, respectively ...................        15,790         14,135
  Accounts receivable -- other .....................................           356            266
  Other current assets .............................................         1,546          1,802
                                                                          --------       --------
          Total current assets .....................................        36,131         33,025
Fixed assets:
  Furniture and equipment ..........................................        20,990         20,598
  Leasehold improvements ...........................................        10,900         10,760
                                                                          --------       --------
                                                                            31,890         31,358
  Less accumulated depreciation and amortization ...................        20,402         19,550
                                                                          --------       --------
                                                                            11,488         11,808
Goodwill, net of amortization of $335 ..............................         5,685          5,685
Other assets, net of amortization of $432 ..........................         2,011          1,955
                                                                          --------       --------
                                                                          $ 55,315       $ 52,473
                                                                          ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ........................................      $    631       $    498
  Accrued expenses .................................................         3,429          2,549
  Notes payable ....................................................            37             39
  Convertible subordinated notes payable ...........................         1,666          2,333
                                                                          --------       --------
          Total current liabilities ................................         5,763          5,419
Notes payable -- long-term portion .................................            83             83
Other long-term liabilities ........................................           439            346
                                                                          --------       --------
          Total liabilities ........................................         6,285          5,848
Minority interests in subsidiary limited partnerships ..............         3,458          3,278
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
       shares issued and outstanding ...............................            --             --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      12,443,514 and 12,242,577 shares issued at March 31, 2004
      and December 31, 2003, respectively ..........................           124            122
  Additional paid-in capital .......................................        27,499         26,808
  Retained earnings ................................................        30,471         28,939
  Treasury stock at cost, 947,100 shares held at
     March 31, 2004 and December 31, 2003 ..........................       (12,522)       (12,522)
                                                                          --------       --------
          Total shareholders' equity ...............................        45,572         43,347
                                                                          --------       --------
                                                                          $ 55,315       $ 52,473
                                                                          ========       ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                  2004         2003
                                                                -------      -------
Net patient revenues .....................................      $27,715      $24,483
Management contract revenues .............................          566          477
Other revenues ...........................................           36           46
                                                                -------      -------
Net revenues .............................................       28,317       25,006

Clinic operating costs:
  Salaries and related costs .............................       14,619       12,274
  Rent, clinic supplies and other ........................        6,002        5,141
  Provision for doubtful accounts ........................          397          338
                                                                -------      -------
                                                                 21,018       17,753

Corporate office costs ...................................        3,623        3,178
                                                                -------      -------

Operating income .........................................        3,676        4,075

Interest expense .........................................           36           46
Minority interests in subsidiary limited partnerships ....        1,182        1,145
                                                                -------      -------

Income before income taxes ...............................        2,458        2,884
Provision for income taxes ...............................          926        1,097
                                                                -------      -------

Net income ...............................................      $ 1,532      $ 1,787
                                                                =======      =======

Basic earnings per common share ..........................      $  0.13      $  0.16
                                                                =======      =======
Diluted earnings per common share ........................      $  0.13      $  0.15
                                                                =======      =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2004           2003
                                                                                 --------       --------
OPERATING ACTIVITIES
Net income ................................................................      $  1,532       $  1,787
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................................           905            841
  Minority interests in earnings of subsidiary limited partnerships .......         1,182          1,145
  Provision for doubtful accounts .........................................           397            338
  Tax benefit from exercise of stock options ..............................            23            171
  Deferred income taxes ...................................................           226             --
  Other ...................................................................             3            (34)
Changes in operating assets and liabilities:
  Increase in patient accounts receivable .................................        (2,052)          (738)
  Increase in accounts receivable -- other ................................           (90)          (130)
  (Decrease) Increase in other assets .....................................           (26)           226
  Increase in accounts payable and accrued expenses .......................         1,011            908
  Increase in other liabilities ...........................................            93             22
                                                                                 --------       --------
Net cash provided by operating activities .................................         3,204          4,536

INVESTING ACTIVITIES
Purchase of fixed assets ..................................................          (591)        (1,470)
Other .....................................................................             3            129
                                                                                 --------       --------
Net cash used in investing activities .....................................          (588)        (1,341)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ....        (1,002)          (852)
Payment of notes payable ..................................................            --             (1)
Repurchase of common stock ................................................            --            (20)
Proceeds from exercise of stock options ...................................             3            202
                                                                                 --------       --------
Net cash used in financing activities .....................................          (999)          (671)

Net increase in cash and cash equivalents .................................         1,617          2,524
Cash and cash equivalents -- beginning of year ............................        16,822          7,610
                                                                                 --------       --------
Cash and cash equivalents -- end of period ................................      $ 18,439       $ 10,134
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes ............................................................      $    120       $    115
  Interest ................................................................      $     29       $     93
Non-cash transactions during the period:
  Conversion of Series C Notes into common stock ..........................      $    667       $     --

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Beginning in 2003, the Company significantly reduced its development of new clinic partnerships. New clinics opened which are not satellite clinics are wholly owned by the Company. The clinic directors of such clinics are partially compensated based upon clinic profits.

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

The Company believes, and the President and Chief Financial Officer have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2003.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2003.

SIGNIFICANT ACCOUNTING POLICIES

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

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003. The Medicare Limit in any one-year has been adjusted up to $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. See also "Factors Affecting Future Results" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Doubtful Accounts

We review the accounts receivable aging and rely on prior experience with particular payors at each clinic to determine an appropriate reserve for doubtful accounts. Historically, clinics that have large numbers of aged accounts generally have less favorable collection experience, and thus they require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our aggregate bad debt allowance is periodically reviewed for adequacy in light of current and historical experience.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Under APB Opinion No. 25 the Company recaptured $35,000 of compensation cost in net income for the period ended March 31, 2004. No compensation cost related to stock plans has been recognized for the quarter ended March 31, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the quarters ended March 31, 2004 and 2003 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      2004            2003
                                                   ---------       ---------
Net income, as reported                            $   1,532       $   1,787
  Deduct: Total stock-based compensation
    expense determined under the fair value
    method, net of taxes                                (367)           (248)
                                                   ---------       ---------
Pro forma net income                               $   1,165       $   1,539
                                                   =========       =========

Earnings per share:
  Actual basic earnings per common share           $    0.13       $    0.16
  Actual diluted earnings per common share         $    0.13       $    0.15
  Pro forma basic earnings per common share        $    0.10       $    0.14
  Pro forma diluted earnings per common share      $    0.10       $    0.13

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

The Company reviews property and equipment and intangible assets for impairment when events or circumstances indicate that the related amounts might beimpaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Recently Promulgated Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in "special purpose entities" during 2003. Effective as of the first quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company's financial position, results of operations or cash flows.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. The Statement also includes disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May, 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain redeemable financial instruments, the Statement will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily instruments. The adoption of SFAS 150 did not have an impact on our financial condition or results of operations.

2. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share data):

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2004         2003
                                                                         -------      -------
Numerator:
  Net income                                                             $ 1,532      $ 1,787
                                                                         -------      -------
  Numerator for basic earnings per share                                   1,532        1,787

  Effect of dilutive securities:
    Interest on convertible subordinated notes payable                        23           31
                                                                         -------      -------
  Numerator for diluted earnings per share-income available to
    common shareholders after assumed conversions                        $ 1,555      $ 1,818
                                                                         =======      =======

Denominator:
  Denominator for basic earnings per share--weighted-average shares       11,472       10,907
  Effect of dilutive securities:
    Stock options                                                            368          824
    Convertible subordinated notes payable                                   524          700
                                                                         -------      -------
  Dilutive potential common shares                                           892        1,524
                                                                         -------      -------
  Denominator for diluted earnings per share--adjusted weighted-
    average shares and assumed conversions                                12,364       12,431
                                                                         =======      =======

Basic earnings per common share                                          $  0.13      $  0.16
                                                                         =======      =======
Diluted earnings per common share                                        $  0.13      $  0.15
                                                                         =======      =======

Options to purchase 649,000 and 446,000 shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. NOTES PAYABLE

In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note is convertible at the option of the holder into shares of the Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bears interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. On January 12, 2004, an additional $666,660 of the Series C Notes was converted by the note holder into 200,000 shares of common stock. The remaining principal amount under the Series C Note was $1.7 million and $2.3 million at March 31, 2004 and December 31, 2003, respectively.

The Series C Note is unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

4. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of March 31, 2004, the Company may purchase an additional 67,600 shares under this original Board authorized program.

In February 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position.

5. ACQUISITION OF MINORITY INTERESTS

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

On August 1, 2003, the Company purchased the 35% minority interest in a limited partnership for $64,000 and agreed to pay the minority partner $75,000 in undistributed earnings. The purchase was made under a note, which is payable in three installments. On September 10, 2003, the Company paid the first installment of $35,000. The remaining principal amount due under the note payable was $104,000 at December 31, 2003 to be paid in two annual payments of $34,000 and $70,000.

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

The changes in the carrying amount of goodwill consisted of the following for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively (in thousands):

                                         MARCH 31,   DECEMBER 31,
                                           2004          2003
                                         --------      --------
Beginning balance                        $  5,685      $  5,590
Goodwill acquired during the period            --            95
                                         --------      --------
Ending balance                           $  5,685      $  5,685
                                         ========      ========

Goodwill represents the excess of costs over the fair value of the acquired business's assets. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill during 2004 and 2003 and no impairment of goodwill was recognized.

6. MINORITY INTEREST

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" (EITF 00-23), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnership's structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships, of clinic partnerships formed after January 18, 2001. At this time the Company operates 73 wholly-owned clinics without any minority interest.

Pursuant to EITF 00-23, for the quarters ended March 31, 2004 and March 31, 2003, the Company classified $222,000 and $86,000, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, as salaries and related costs. As of March 31, 2004 and December 31, 2003, $423,000 and $346,000, respectively, in undistributed minority interests related to the 30 partnerships are classified as other long-term liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At March 31, 2004, we operated 244 outpatient physical and occupational therapy clinics in 35 states. The average age of our clinics at March 31, 2004, was 4.1 years. We have developed 238 of the clinics and acquired six. To date, we have sold three clinics, closed 24 facilities due to substandard clinic performance, and consolidated three clinics with other existing clinics. In 2003, we added 48 new clinics and our goal is to open between 45 and 50 clinics in 2004.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of March 31, 2004.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data. We view these non-financial data points as key indicators of our operating performance. In particular, we view average visits per day per clinic as a material component of our operating performance. As indicated below, the number of daily visits to our clinics has declined from an average of 20.5 per clinic at March 31, 2003 to an average of 18.7 per clinic at March 31, 2004. The following table presents selected operating and financial data:

                                          FOR THE THREE MONTHS ENDED
                                                   MARCH 31,
                                             2004             2003
                                          ----------       ----------
Number of clinics                                244              212
Working days                                      64               63
Average visits per day per clinic               18.7             20.5
Total patient visits                         290,248          265,502
Net patient revenue per visit             $    95.49       $    92.21
Statements of operations per visit:
     Net revenues                         $    97.56       $    94.18
     Salaries and related costs               (50.37)          (46.23)
     Rent, clinic supplies and other          (20.68)          (19.36)
     Provision for doubtful accounts           (1.36)           (1.27)
                                          ----------       ----------
         Contribution from clinics             25.15            27.32
     Corporate office costs                   (12.48)          (11.97)
                                          ----------       ----------
        Operating income                  $    12.67       $    15.35
                                          ==========       ==========

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

         o Net revenues rose 13% to $28.3 million, from $25 million, due to a 9% increase in patient visits to 290,000 from 266,000 combined with a 3.6% increase from $92.21 to $95.49 in net patient revenue per visit.

         o Earnings were $0.13 per diluted share for the three months ended March 31, 2004 ("2004 First Quarter") as compared to $0.15 for the three months ended March 31, 2003 ("2003 First Quarter"). Net income for the 2004 First Quarter was $1.5 million versus $1.8 million for the same period last year. The decrease in earnings per share was directly related to the 14% decline in net income. Total diluted shares remained relatively flat at 12.4 million for the periods ended March 31, 2004 and 2003.

NET PATIENT REVENUES

         o Net patient revenues increased to $27.7 million for the 2004 First Quarter from $24.5 million for the 2003 First Quarter, an increase of $3.2 million, or 13%, primarily due to a 9% increase in patient visits to 290,000 and a $3.28 increase in patient revenues per visit to $95.49.

         o Total patient visits increased 24,746, or 9%, to 290,000 for the 2004 First Quarter from 266,000 for the 2003 First Quarter. The growth in visits was attributable to an increase of approximately 23,000 visits in clinics opened between April 1, 2003 and March 31, 2004 (the "New Clinics") together with a 2,000 or 1% increase in visits for clinics opened before April 1, 2003 (the "Mature Clinics").

         o Net patient revenues from New Clinics accounted for approximately 69% of the total increase, or approximately $2.2 million. The remaining increase of $1 million in net patient revenues was from Mature Clinics. Of the $1 million increase, $1.9 million related to 53 clinics opened between January 1, 2002 and March 31, 2003, offset by a $900,000 decrease in clinics opened prior to January 1, 2002.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 74% for the 2004 First Quarter and 71% the 2003 First Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

       Salaries and related costs increased to $14.6 million for the 2004 First Quarter from $12.3 million for the 2003 First Quarter, an increase of $2.3 million, or 19%. Approximately 57% of the increase, or $1.3 million, was incurred at the New Clinics. The remaining 43% increase, or $1 million, was primarily due to an increase of $316,000 and $137,000 relating to increased group health insurance cost and compensation costs associated with minority interests in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, respectively. Additionally, salaries and related costs, excluding group health issuance costs, increased $331,000 for clinics opened in the first quarter of 2003 which experienced an increase in clinic staff to meet the increase in patient visits. Bonuses are based on the net revenues and operating profit generated by the individual clinics. Salaries and related costs as a percent of revenues were 52% for the 2004 First Quarter and 49% for the 2003 First Quarter.

    CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

       Rent, clinic supplies and other increased to $6 million for the 2004 First Quarter from $5.1 million for the 2003 First Quarter, an increase of $900,000 million, or 17%. Approximately 87% of the increase, or $785,000, was incurred at the New Clinics, while 13%, or $115,000, of the increase was incurred at the Mature Clinics. Rent, clinic supplies and other as a percent of revenues remained flat at 21% for the 2004 First Quarter and 2003 First Quarter.

    CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

       The provision for doubtful accounts increased to $397,000 for the 2004 First Quarter from $338,000 for the 2003 First Quarter, an increase of $59,000, or 17%. This increase was primarily due to the establishment of reserves for the New Clinics. The provision for doubtful accounts as a percent of net patient revenues remained flat at 1.4% for the 2004 First Quarter and 2003 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 17% at March 31, 2004, compared to 20% at December 31, 2003. Accounts receivable days outstanding decreased to 64 days at March 31, 2004 compared to 68 days at December 31, 2003. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $3.6 million for the 2004 First Quarter from $3.2 million for the 2003 First Quarter, an increase of $400,000, or 14%. Corporate office costs increased primarily as a result of increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of revenues were 12.8% for the 2004 First Quarter which was comparable to 12.7% for the 2003 First Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased slightly to $1.2 million for the 2004 First Quarter from $1.1 million in the 2003 First Quarter. As a percentage of operating income, minority interest increased to 32% for the 2004 First Quarter from 28% for the First Quarter of 2003.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $926,000 for the 2004 First Quarter from $1.1 million for the 2003 First Quarter, a decrease of $174,000, or 16% as a result of lower pre-tax income. During the 2004 First Quarter and the 2003 First Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At March 31, 2004, we had $18.4 million in cash and cash equivalents compared to $16.8 million at December 31, 2003. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries and future clinic development. Included in cash and cash equivalents at March 31, 2004 were $2.7 million in a money market fund and $10 million in a short-term debt instrument issued by an agency of the U.S. Government.

The increase in cash of $1.6 million from December 31, 2003 to March 31, 2004 is due primarily to cash provided by operating activities of $3.2 million, offset by $600,000 of cash used for the purchase of fixed assets. In the 2004 First Quarter, we had $1.2 million of cash provided by minority interests in earnings of subsidiary limited partnerships and made $1 million in distributions to minority investors in subsidiary limited partnerships.

Our current ratio increased to 6.27 to 1.00 at March 31, 2004 from 6.09 to 1.00 at December 31, 2003. The increase in the current ratio is due primarily to the increased cash and accounts receivable balances at March 31, 2004, together with the January 2004 conversion of some of our Convertible Subordinated Notes.

At March 31, 2004, we had a debt-to-equity ratio of 0.04 to 1.00 compared to
0.06 to 1.00 at December 31, 2003. The decrease in the debt-to-equity ratio at March 31, 2004 compared to December 31, 2003 resulted from the January 2004 conversion of some of our Convertible Subordinated Notes.

We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally do not acquire clinics through acquisitions, but rather develop new clinics, which we believe generally requires less capital. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2005.

In 2002, $667,000 of a convertible subordinated note was converted into common stock, leaving a remaining balance of $2.3 million at December 31, 2003. On January 12, 2004, an additional $666,660 of the convertible subordinated note was converted into common stock leaving a remaining balance of $1.7 million. We anticipate that the remaining $1.7 million convertible subordinated note will be converted into common stock at the June 2004 maturity date. However, if our share price is not at or above $3.33 in June 2004, it is likely that the note holders would not convert and we would have to use cash to repay the remaining balance.

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

In February 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of March 31, 2004, no shares have been repurchased under the new share repurchase program.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of March 31, 2004, we had 244 clinics in operation, 4 of which were opened in the first quarter of 2004. Our goal for 2004 is to open between 45 and 50 clinics provided we can identify suitable locations and recruit physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in 2004 would favorably impact our results of operations beginning in 2005.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended March 31, 2004, approximately 19% of our revenues were derived from Medicare. We receive payments from the Medicare program under a fee schedule. Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for 2004 and 2005. The potential negative impact on revenue resulting from a Medicare limit could be reduced by receiving payments from secondary insurance carriers and patients electing to self-pay. In the event the moratorium is not extended after 2005 and such negative impact is not mitigated by such efforts, the Adjusted Medicare Limit could have an adverse impact on 2006 and later revenue and income.

Convertible Subordinated Debt

The Series C Convertible Subordinated Note is convertible at the option of the holder into the number of shares of our common stock determined by dividing the principal amount of the Notes being converted by $3.33 per share. In June 2002, $667,000 of the Series C Notes were converted by the note holders into 200,100 shares of common stock. The remaining principal amount under the Series C Note was $2.3 million at December 31, 2003. During January 2004, $666,660 of the Series C Notes was converted by the note holders into 200,000 shares of common stock leaving a remaining balance of $1.7 million at March 31, 2004. If our share price is not at or above $3.33 in June 2004, it is likely that the note holder would not convert and we would have to use cash to repay the remaining balance.

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements (often using words such as "believes," "expects," "intends," "plans," "appear," "should" and similar words), which involve numerous risks and uncertainties. Included among such statements are those relating to opening of new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

         o        revenue and earnings expectations;

         o        general economic, business, and regulatory conditions;

         o        competition;

         o        federal and state regulations;

         o        acquisitions;

         o reimbursement rates from third party payors and deductibles and co-pays by patients;

         o        availability, terms, and use of capital;

         o availability of qualified physical and occupational therapists; and

         o        weather.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our indebtedness as of March 31, 2004 consisted primarily of $1.7 million in Series C Convertible Subordinated Notes, described above. Also, see Note 3 of the notes to consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

"For the period ended March 31, 2004" or "As or the last day of the period covered by this report", we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in assuring that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exibits


EXHIBIT
  NO.            DESCRIPTION
-------          -----------
31.1*            Certification
31.2*            Certification
31.3*            Certification
32*              Certification of Periodic Report


* Filed herewith

(b) Reports on Form 8-K

On January 20, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's preliminary figures and earnings release date for the fourth quarter and year-ended December 31, 2003.

On February 4, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing that the Company will present at the UBS Warburg Global Healthcare Services Conference.

On March 4, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's earnings for the fourth quarter and year-ended December 31, 2003.

On March 11, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing that the Company will present at the SG Cowen Healthcare Conference.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                             U.S. PHYSICAL THERAPY, INC.


Date: May 7, 2004                            By: /s/ LAWRANCE W. MCAFEE
                                                 -------------------------------
                                                 Lawrance W. McAfee
                                                 Chief Financial Officer
                                                 (duly authorized officer and
                                                 principal financial and
                                                 accounting officer)


                                             By: /s/ DAVID RICHARDSON
                                                 -------------------------------
                                                 David Richardson
                                                 Controller

                                INDEX OF EXHIBITS

EXHIBIT
  NO.            DESCRIPTION
-------          --------------------
31.1*            Certification
31.2*            Certification
31.3*            Certification
32*              Certification of Periodic Report



* Filed herewith