Form 10-Q
period 2004-06-30
U S PHYSICAL THERAPY INC /NV
filed 2004-08-09
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004



     [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 5, 2004, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 13,394,417.


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets as of June 30, 2004 and December 31,                          3
          2003

          Consolidated Statements of Operations for the three and six months ended
          June 30, 2004 and 2003                                                                    4

          Consolidated Statements of Cash Flows for the six months ended June 30,
          2004 and 2003                                                                             5

          Notes to Consolidated Financial Statements                                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.                                                                           12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.                               17

Item 4.   Controls and Procedures.                                                                 17

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                      18

Item 6.   Exhibits and Reports on Form 8-K.                                                        19

          Signatures                                                                               20

          Index of Exhibits                                                                        21

          Certifications

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                2004               2003
                                                                           -------------      -------------
                                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $      21,872      $      16,822
  Patient accounts receivable, less allowance for doubtful
    accounts of $3,118 and $3,456, respectively ......................            16,207             14,135
  Accounts receivable - other ........................................               346                266
  Other current assets ...............................................               974              1,802
                                                                           -------------      -------------
          Total current assets .......................................            39,399             33,025
Fixed assets:
  Furniture and equipment ............................................            21,747             20,598
  Leasehold improvements .............................................            11,288             10,760
                                                                           -------------      -------------
                                                                                  33,035             31,358
  Less accumulated depreciation and amortization .....................            20,957             19,550
                                                                           -------------      -------------
                                                                                  12,078             11,808
Goodwill, net of amortization of $335 ................................             5,859              5,685
Other assets, net of amortization of $432 ............................             2,052              1,955
                                                                           -------------      -------------
                                                                           $      59,388      $      52,473
                                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ..........................................     $         539      $         498
  Accrued expenses ...................................................             4,903              2,549
  Notes payable ......................................................                36                 39
  Convertible subordinated note payable ..............................                --              2,333
                                                                           -------------      -------------
          Total current liabilities ..................................             5,478              5,419
Notes payable -- long-term portion ...................................               143                 83
Other long-term liabilities ..........................................               451                346
                                                                           -------------      -------------
          Total liabilities ..........................................             6,072              5,848
Minority interests in subsidiary limited partnerships ................             3,499              3,278
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
      shares issued and outstanding ..................................                --                 --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      12,988,787 and 12,242,577 shares issued at June 30, 2004
      and December 31, 2003, respectively ............................               130                122
  Additional paid-in capital .........................................            29,459             26,808
  Retained earnings ..................................................            32,750             28,939
  Treasury stock at cost, 947,100 shares held ........................           (12,522)           (12,522)
                                                                           -------------      -------------
          Total shareholders' equity .................................            49,817             43,347
                                                                           -------------      -------------
                                                                           $      59,388      $      52,473
                                                                           =============      =============





                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                                          THREE MONTHS                        SIX MONTHS
                                                                         ENDED JUNE 30,                     ENDED JUNE 30,
                                                                 ----------------------------      ----------------------------
                                                                     2004             2003             2004             2003
                                                                 -----------      -----------      -----------      -----------
Net patient revenues .......................................     $    29,914      $    26,382      $    57,629      $    50,865
Management contract revenues ...............................             602              582            1,168            1,059
Other revenues .............................................              50               39               86               85
                                                                 -----------      -----------      -----------      -----------
     Net revenues ..........................................          30,566           27,003           58,883           52,009
Clinic operating costs:
  Salaries and related costs ...............................          14,498           13,019           29,117           25,293
  Rent, clinic supplies and other ..........................           6,020            5,205           12,019           10,380
  Provision for doubtful accounts ..........................             314              418              711              756
                                                                 -----------      -----------      -----------      -----------
                                                                      20,832           18,642           41,847           36,429

Corporate office costs .....................................           4,917            3,344            8,540            6,522
                                                                 -----------      -----------      -----------      -----------

Gain on sale of assets, net ................................             444                1              441               35
                                                                 -----------      -----------      -----------      -----------

Operating income ...........................................           5,261            5,018            8,937            9,093
Other income (expense)
  Interest expense .........................................             (32)             (48)             (68)             (94)
  Minority interests in subsidiary limited partnerships.....          (1,544)          (1,404)          (2,726)          (2,549)
                                                                 -----------      -----------      -----------      -----------
                                                                      (1,576)          (1,452)          (2,794)          (2,643)

Income before income taxes .................................           3,685            3,566            6,143            6,450
Provision for income taxes .................................           1,406            1,353            2,332            2,450
                                                                 -----------      -----------      -----------      -----------
     Net income ............................................     $     2,279      $     2,213      $     3,811      $     4,000
                                                                 ===========      ===========      ===========      ===========

Basic earnings per common share ............................     $      0.20      $      0.20      $      0.33      $      0.37
                                                                 ===========      ===========      ===========      ===========

Diluted earnings per common share ..........................     $      0.19      $      0.18      $      0.31      $      0.33
                                                                 ===========      ===========      ===========      ===========


                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                   2004             2003
                                                                                -----------      -----------
OPERATING ACTIVITIES
Net income ................................................................     $     3,811      $     4,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................................           1,874            1,722
  Gain on sale of assets ..................................................            (441)             (35)
  Minority interests in earnings of subsidiary limited partnerships .......           2,726            2,549
  Provision for doubtful accounts .........................................             711              756
  Tax benefit from exercise of stock options ..............................             176              525
Changes in operating assets and liabilities:
  Increase in patient accounts receivable .................................          (2,783)            (677)
  Increase in accounts receivable -- other ................................             (80)            (120)
 (Decrease) Increase in other assets ......................................             731              474
  Increase in accounts payable and accrued expenses .......................           2,395               51
  Increase in other liabilities ...........................................             165              (56)
                                                                                -----------      -----------
Net cash provided by operating activities .................................           9,285            9,189

INVESTING ACTIVITIES
Purchase of fixed assets ..................................................          (2,185)          (2,619)
Purchase of intangibles ...................................................            (174)              --
Proceeds on sale of fixed assets ..........................................             482              129
                                                                                -----------      -----------
Net cash used in investing activities .....................................          (1,877)          (2,490)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ....          (2,505)          (2,298)
Payment of notes payable ..................................................              (3)              (2)
Repurchase of common stock ................................................              --              (20)
Proceeds from exercise of stock options ...................................             150              587
                                                                                -----------      -----------
Net cash used in financing activities .....................................          (2,358)          (1,733)

Net increase in cash and cash equivalents .................................           5,050            4,966
Cash and cash equivalents -- beginning of year ............................          16,822            7,610
                                                                                -----------      -----------
Cash and cash equivalents -- end of period ................................     $    21,872      $    12,576
                                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes ............................................................     $     1,441      $     2,012
  Interest ................................................................     $        68      $       185
Non-cash transactions during the period:
  Conversion of Series C Note into common stock ...........................     $     2,333      $        --







                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest.. The managing therapist(s) of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that some existing clinic partnerships operate more than one clinic location. Beginning in 2003, the Company significantly reduced its development of new clinic partnerships. New clinics opened which are not satellite clinics of an existing partnership are wholly owned by the Company. The clinic directors of these new clinics are partially compensated based upon clinic profits.

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

The Company believes, and the Interim Chief Executive Officer and Chief Financial Officer have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2003.

Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results the Company expects for the entire year. Please also review the risk factors included in our Form 10-K for the year ended December 31, 2003.

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

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003. The Medicare Limit in any one-year has been adjusted up to $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. See also "Factors Affecting Future Results" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Under APB Opinion No. 25, the Company recaptured $35,000 of compensation cost in net income for the period ended June 30, 2004. No compensation cost related to stock plans was recognized for the quarter ended June 30, 2004. No compensation cost related to stock plans was recognized for the quarter and period ended June 30, 2003.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the quarters and six months ended June 30, 2004 and 2003 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                         FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                                      ---------------------------     ---------------------------
                                                                         2004             2003            2004            2003
                                                                      -----------     -----------     -----------     -----------
Actual net income ...............................................     $     2,279     $     2,213     $     3,811     $     4,000
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes ..................             464             236             831             484
                                                                      -----------     -----------     -----------     -----------
Pro forma net income ............................................     $     1,815     $     1,977     $     2,980     $     3,516
                                                                      ===========     ===========     ===========     ===========

Earnings per share:
  Actual basic earnings per common share ........................     $      0.20     $      0.20     $      0.33     $      0.37
  Actual diluted earnings per common share ......................     $      0.19     $      0.18     $      0.31     $      0.33
  Pro forma basic earnings per common share .....................     $      0.16     $      0.18     $      0.26     $      0.32
  Pro forma diluted earnings per common share ...................     $      0.15     $      0.16     $      0.25     $      0.29

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting for the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.

The Company reviews property and equipment and intangible assets for impairment when events or circumstances indicate that the related amounts might be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Recently Promulgated Accounting Pronouncements

In December 2003, the FASB issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in "special purpose entities" during 2003. Effective as of the first quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company's financial position, results of operations or cash flows.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. The Statement also includes disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory instruments. The adoption of SFAS 150 did not have an impact on the Company's financial condition or results of operations.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,               ENDED JUNE 30,
                                                                      -------------------------     -------------------------
                                                                         2004           2003           2004           2003
                                                                      ----------     ----------     ----------     ----------
Numerator:
    Net income ..................................................     $    2,279     $    2,213     $    3,811     $    4,000
                                                                      ----------     ----------     ----------     ----------
  Numerator for basic earnings per share ........................          2,279          2,213          3,811          4,000
  Effect of dilutive securities:
    Interest on convertible subordinated note payable ...........             22             31             45             61
                                                                      ----------     ----------     ----------     ----------
  Numerator for diluted earnings per share -- income
   available to common stockholders after assumed conversions ...     $    2,301     $    2,244     $    3,856     $    4,061
                                                                      ==========     ==========     ==========     ==========
Denominator:
  Denominator for basic earnings per share --
   weighted average shares ......................................         11,509         10,956         11,490         10,933
  Effect of dilutive securities:
    Stock options ...............................................            361            798            365            810
    Convertible subordinated note payable .......................            495            700            509            700
                                                                      ----------     ----------     ----------     ----------
  Dilutive potential common shares ..............................            856          1,498            874          1,510
                                                                      ----------     ----------     ----------     ----------
  Denominator for diluted earnings per share -- adjusted
   weighted average shares and assumed conversions ..............         12,365         12,454         12,364         12,443
                                                                      ==========     ==========     ==========     ==========

  Basic earnings per common share ...............................     $     0.20     $     0.20     $     0.33     $     0.37
                                                                      ==========     ==========     ==========     ==========
  Diluted earnings per common share .............................     $     0.19     $     0.18     $     0.31     $     0.33
                                                                      ==========     ==========     ==========     ==========


Options to purchase 634,245 and 464,240 shares for the three months ended June 30, 2004 and June 30, 2003, respectively, and 634,245 and 454,487 shares for the six months ended June 30, 2004 and June 30, 2003, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. NOTES PAYABLE

In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note was convertible at the option of the holder into shares of Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bore interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The principal amount under the Series C Note was $2.3 million at December 31, 2003. On January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the remaining $1.7 million of the Series C Note was converted by the note holder into 499,900 shares of common stock. The Series C Note was unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company.

4. PURCHASE OF COMMON STOCK

In September 2001, the Company's Board of Directors (the "Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. As of June 30, 2004, the Company may purchase an additional 67,600 shares under this original Board authorized program.

In February 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position.

5. ACQUISITIONS AND DISPOSALS

ACQUISITION OF MINORITY INTERESTS

On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. On August 6, 2003, the Company paid additional consideration of $31,000 based on the clinic's performance. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

On August 1, 2003, the Company purchased the 35% minority interest in a limited partnership for $64,000 and agreed to pay the minority partner $75,000 in undistributed earnings. The purchase was made under a note, which is payable in three installments. On September 10, 2003, the Company paid the first installment of $35,000. The remaining principal amount due under the note payable was $104,000 at December 31, 2003 to be paid in two annual payments of $34,000 and $70,000 on August 1, 2004 and August 1 2005, respectively.

On April 28, 2004, the Company purchased the 17.5% minority interest in a limited partnership for $138,000 and agreed to pay the minority partner $36,000 in undistributed earnings.

On June 2, 2004, the Company purchased the 17.5% minority interest in a limited partnership for $25,000 and agreed to pay the minority partner $11,000 in undistributed earnings.

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

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair value of the net tangible assets of the minority interest acquired and accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") issued by the FASB in July 2001. Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill during 2004 and 2003 and no impairment of goodwill was recognized.

The changes in the carrying amount of goodwill consisted of the following for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively (in thousands):

                                             JUNE 30,        DECEMBER 31,
                                               2004             2003
                                           ------------     ------------
Beginning balance ........................ $      5,685     $      5,590
Goodwill acquired during the period ......          174               95
                                           ------------     ------------
Ending balance ........................... $      5,859     $      5,685
                                           ============     ============

SALE OF ASSETS

On June 30, 2004, the Company sold all of its assets in a clinic. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. After recording certain costs associated with the sale, the Company recorded a gain of $452,000.

6. MINORITY INTEREST

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, Issues Related to Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44 ("EITF 00-23"), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnership's structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires that the Company expense as compensation rather than capitalize as goodwill, the purchase of minority interest in the partnerships, of clinic partnerships formed after January 18, 2001. At this time, the Company operates 79 wholly-owned clinics without any minority interest.

Pursuant to EITF 00-23, the Company classified $176,000 and $42,000 for the quarters ended June 30, 2004 and 2003, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, as salaries and related costs and $398,000 and $128,000 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, $451,000 and $346,000, respectively, in undistributed minority interests related to the 30 partnerships are classified as other long-term liabilities.

7. EMPLOYEE TERMINATION BENEFITS

As a result of events that occurred during the period relating to the resignation of Roy Spradlin, former President, Chief Executive Officer and Chairman of the Board, certain costs were incurred during the quarter ended June 30, 2004. Pursuant to FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits (SFAS 88), an employer that provides contractual termination benefits is required to recognize a liability and a loss in connection with the termination of an employee in the period when that termination is known, if the amount can be reasonably estimated. In accordance with SFAS 88, the Company accrued severance of $650,000 in the quarter ended June 30, 2004 in accordance with Mr. Spradlin's employment contract. Additionally, recruiting expense of $67,000 was incurred resulting in a recognized expense of $717,000 in the quarter ended June 30, 2004 related to the resignation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At June 30, 2004, we operated 254 outpatient physical and occupational therapy clinics in 35 states. The average age of our clinics at June 30, 2004, was 3.94 years. We have developed 248 of the clinics and acquired six. Since inception, we have sold four clinics, closed 25 facilities due to substandard clinic performance, and consolidated three clinics with other existing clinics. In 2003, we opened 48 new clinics. During the first six months of 2004 we have opened 16 new clinics, with the goal of opening between 22 and 27 additional clinics during the remainder of 2004.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with three third-party facilities under management as of June 30, 2004.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data. We view these non-financial data points as key indicators of our operating performance.

                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                             --------------------------      --------------------------
                                                2004            2003            2004            2003
                                             ----------      ----------      ----------      ----------
Number of clinics ......................            254             217             254             217
Working days ...........................             64              64             128             127
Average visits per day per clinic ......           19.3            20.7            19.0            20.7
Total patient visits ...................        307,335         284,782         597,583         550,284
Net patient revenue per visit ..........     $    97.33      $    92.64      $    96.44      $    92.43
Statements of operations per visit:
  Net revenues .........................     $    99.45      $    94.82      $    98.54      $    94.51
  Salaries and related costs ...........         (47.17)         (45.72)         (48.72)         (45.96)
  Rent, clinic supplies and other ......         (19.58)         (18.28)         (20.12)         (18.86)
  Provision for doubtful accounts ......          (1.02)          (1.47)          (1.19)          (1.37)
                                             ----------      ----------      ----------      ----------
    Contribution from clinics ..........          31.68           29.35           28.51           28.32
  Corporate office costs ...............         (16.00)         (11.73)         (14.29)         (11.86)
  Gain on sale of assets ...............           1.44              --             .74             .06
                                             ----------      ----------      ----------      ----------
  Operating income .....................     $    17.12      $    17.62      $    14.96      $    16.52
                                             ==========      ==========      ==========      ==========

RECENT DEVELOPMENTS

      On July 6, 2004, the Company announced that Roy Spradlin, former President, Chief Executive Officer and Chairman of the Board, resigned from the Company to pursue other business and personal interests (the "CEO Resignation"). Company founder J. Livingston Kosberg is now the Interim Chief Executive Officer and has rejoined the Board. Daniel C. Arnold, who has served on the Board since 1992, is now Chairman of the Board. Chris Reading continues to be the Company's Chief Operating Officer and Larry McAfee continues to be the Company's Chief Financial Officer. A search committee of the Board has been established to find a new Chief Executive Officer and has retained a recruiting firm to aid its efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

    o Net revenues rose 13.2% to $30.6 million, from $27.0 million, due to an 8% increase in patient visits to 307,000 from 285,000 combined with a 5% increase from $92.64 to $97.33 in net patient revenue per visit.

    o Earnings were $0.19 per diluted share for the three months ended June 30, 2004 ("2004 Second Quarter") as compared to $0.18 for the three months ended June 30, 2003 ("2003 Second Quarter"). Net income for the 2004 Second Quarter increased to $2.3 million from $2.2 million, or 3%, compared to the 2003 Second Quarter. Total diluted shares outstanding were 12.4 million and 12.5 million for the 2004 Second Quarter and 2003 Second Quarter, respectively.

NET PATIENT REVENUES

    o Net patient revenues increased to $29.9 million for the 2004 Second Quarter from $26.4 million for the 2003 Second Quarter, an increase of $3.5 million, or 13%, primarily due to an 8% increase in patient visits to 307,000 and a $4.69 increase in patient revenues per visit to $97.33. The increase in patient revenues per visit was primarily due to contractual fee increases.

    o Total patient visits increased 22,000, or 8%, to 307,000 for the 2004 Second Quarter from 285,000 for the 2003 Second Quarter. The growth in visits for the 2004 Second Quarter was attributable to an increase of approximately 24,000 visits in clinics opened between July 1, 2003 and June 30, 2004 (the "New Clinics") offset by a 2,000 or 1% decrease in visits for clinics opened before July 1, 2003 (the "Mature Clinics").

    o Net patient revenues from New Clinics accounted for approximately 67% of the total increase, or approximately $2.4 million. The remaining increase of $1.1 million in net patient revenues was from Mature Clinics. Of the $1.1 million increase, $2 million related to 63 clinics opened between January 1, 2002 and June 30, 2003, offset by a $613,000 decrease in clinics opened prior to January 1, 2002.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 68% for the 2004 Second Quarter and 69% for the 2003 Second Quarter.

    CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

        Salaries and related costs increased to $14.5 million for the 2004 Second Quarter from $13.0 million for the 2003 Second Quarter, an increase of $1.5 million, or 11%. Approximately 74% of the increase, or $1.1 million, was attributable to the New Clinics. The remaining 26% increase, or $382,000, was attributable to the Mature Clinics. Salaries and related costs as a percent of revenues were 47% for the 2004 Second Quarter and 48% for the 2003 Second Quarter.

    CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

        Rent, clinic supplies and other costs increased to $6.0 million for the 2004 Second Quarter from $5.2 million for the 2003 Second Quarter, an increase of $815,000, or 16%. Approximately 87% of the increase, or $707,000, was attributable to the New Clinics. The remaining increase of 13%, or $108,000 was attributable to the Mature Clinics. Rent, clinic supplies and other costs as a percent of revenues was 20% for the 2004 Second Quarter and 19% for the 2003 Second Quarter.

    CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

        The provision for doubtful accounts decreased to $314,000 for the 2004 Second Quarter from $418,000 for the 2003 Second Quarter, a decrease of $105,000, or 25%. This decrease was primarily as a result of improved collection experience resulting in a reduction in the average receivables days outstanding. The provision for doubtful accounts as a percent of net patient revenues was 1.0% for the 2004 Second Quarter and 1.6% for the

        2003 Second Quarter. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $4.9 million for the 2004 Second Quarter from $3.3 million for the 2003 Second Quarter, an increase of $1.6 million, or 47%. Corporate office costs increased primarily due to a charge of $717,000 related to accrued severance for the CEO Resignation, which accounted for 46% of the increase. Other increases were due to salaries and benefits for additional personnel hired to support an increasing number of clinics of $169,000, additional corporate bonus accrual of $300,000, additional legal fees of $173,000 and accounting fees of $118,000 primarily due to implementing Sarbanes-Oxley requirements. Corporate office costs as a percent of net revenues were 16% for the 2004 Second Quarter compared to 12% for the 2003 Second Quarter.

GAIN ON SALE OF CLINIC ASSETS

On June 30, 2004, we recognized a gain of $444,000 primarily related to the sale of a clinic. See Note 5 for further discussion.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased to $1.5 million for the 2004 Second Quarter from $1.4 million in the 2003 Second Quarter. As a percentage of operating income, minority interest was essentially flat at 29% for the 2004 Second Quarter and 28% for the 2003 Second Quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes remained flat at $1.4 million during each of the 2004 Second Quarter and the 2003 Second Quarter. During each of the 2004 Second Quarter and the 2003 Second Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

    o Net revenues rose 13% to $58.9 million from $52.0 million primarily due to a 9% increase in patient visits to 598,000 and a 4% increase in net patient revenues per visit to $96.44.

    o   Net income declined 5% to $3.8 million from $4.0 million.

    o Earnings per share decreased 6% to $0.31 per diluted share from $0.33 per diluted share. Total diluted shares outstanding at June 30, 2004 and 2003 were 12.4 million.

NET PATIENT REVENUES

    o Net patient revenues increased to $57.6 million for the six months ended June 30, 2004 ("2004 Six Months") from $50.9 million for the six months ended June 30, 2003 ("2003 Six Months"), an increase of $6.8 million, or 13%, primarily due to a 9% increase in patient visits to 598,000 and a $4.01 increase in patient revenues per visit to $96.44. The increase in patient revenues per visit was primarily due to contractual fee increases.

    o Total patient visits increased 48,000, or 9%, to 598,000 for the 2004 Six Months from 550,000 for the 2003 Six Months. The growth in visits for the period was attributable to an increase of approximately 39,000 visits in New Clinics together with an 8,000 or 1% increase in visits for Mature Clinics.

    o Net patient revenues from New Clinics accounted for approximately 56% of the total increase, or approximately $3.8 million. The remaining increase of $3.0 million in net patient revenues was from Mature Clinics.

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

CLINIC OPERATING COSTS

Clinic operating costs were 71% of net revenues for the 2004 Six Months and 70% of net revenues for the 2003 Six Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $29.1 million for the 2004 Six Months from $25.3 million for the 2003 Six Months, an increase of $3.8 million, or 15%. Approximately 49% of the increase, or $1.9 million, was attributable to the New Clinics. The remaining 51% increase, or $1.9, was due higher costs at various Mature Clinics. Salaries and related costs as a percent of net revenues was 49% for the 2004 Six Months and the 2003 Six Months.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other costs increased to $12.0 million for the 2004 Six Months from $10.4 million for the 2003 Six Months, an increase of $1.6 million, or 16%. Approximately 74% of the increase, or $1.2 million, was attributable to the New Clinics and $400,000 was attributable to various Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues remained flat at 20% for the 2004 Six Months and the 2003 Six Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts decreased to $711,000 for the 2004 Six Months from $756,000 for the 2003 Six Months, a decrease of $45,000, or 6%. This decrease was due to a decrease of $96,000 at the Mature Clinics as a result of improved collection experience, offset by a $51,000 increase at the New Clinics. The provision for doubtful accounts as a percent of net patient revenues decreased to 1.2% for the 2004 Six Months from 1.5% for the 2003 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable was 16% at June 30, 2004, as compared to 20% at December 31, 2003.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $8.5 million for the 2004 Six Months from $6.5 million for the 2003 Six Months, an increase of $2.0 million, or 31%. Corporate office costs increased primarily due to a charge of $717,000 related to the CEO Resignation, which accounted for 36% of the increase. Other increases were due to additional salaries and benefits of $770,000, which included a bonus accrual of $300,000, additional legal expenses of $254,000 and accounting fees of $253,000 primarily due to implementing Sarbanes-Oxley requirements. Corporate office costs as a percent of net revenues increased to 15% for the 2004 Six Months from 13% for the 2003 Six Months.

GAIN ON SALE OF CLINIC ASSETS

On June 30, 2004, we recognized a pretax gain of $441,000 primarily related to the sale of a clinic. See Note 5 for further discussion.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased 7% to $2.7 million for the 2004 Six Months from $2.5 million for the 2003 Six Months. As a percentage of operating income, minority interest increased to 31% for the 2004 Six Months from 28% for the 2003 Six Months.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $2.3 million for the 2004 Six Months from $2.5 million for the 2003 Six Months, a decrease of approximately $118,000, or 5% as a result of lower pre-tax income. During the 2004 Six Months and the 2003 Six Months, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At June 30, 2004, we had $21.9 million in cash and cash equivalents compared to $16.8 million at December 31, 2003. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries and future clinic development. Included in cash and cash equivalents at June 30, 2004 were $3.7 million in a money market fund and $12 million in a short-term debt instrument issued by an agency of the U.S. Government.

The increase in cash of $5.1 million from December 31, 2003 to June 30, 2004 is due primarily to cash provided by operating activities of $9.3 million, offset by $2.4 million of cash used for the purchase of fixed and intangible assets. For the period ended June 30, 2004, we had $2.7 million of cash provided by minority interests in earnings of subsidiary limited partnerships and made $2.5 million in distributions to minority investors in subsidiary limited partnerships.

Our current ratio increased to 7.19 to 1.00 at June 30, 2004 from 6.09 to 1.00 at December 31, 2003. The increase in the current ratio is due primarily to the increased cash and accounts receivable balances at June 30, 2004, together with the conversion of the remainder of our Convertible Subordinated Note to equity, offset by an increase in accrued expenses largely related to severance.

At June 30, 2004, we had a debt-to-equity ratio of 0.0 to 1.00 compared to 0.06 to 1.00 at December 31, 2003. The decrease in the debt-to-equity ratio at June 30, 2004 compared to December 31, 2003 resulted from conversion of our remaining Convertible Subordinated Note.

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

In 2002, $667,000 of the principal balance of the convertible subordinated note was converted into common stock, leaving a remaining balance of $2.3 million at December 31, 2003. On January 12, 2004, $666,660 of the principal balance of the convertible subordinated note was converted into common stock and on June 30, 2004 the remaining balance of $1.7 million of the convertible subordinated note was converted into common stock.

In September 2001, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. During the year ended December 31, 2002, we purchased 795,600 shares of our common stock on the open market for $10.5 million. During the year ended December 31, 2003, we purchased 1,800 shares of common stock on the open market for a total of $20,000.

In February 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of June 30, 2004, no shares have been repurchased under the new share repurchase program.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of June 30, 2004, we had 254 clinics in operation, 12 of which were opened in the 2004 Second Quarter. In conjunction with the CEO Resignation, our goal for 2004 is to refocus on traditional partner and profit sharing arrangements and to deemphasize opening as many company stores. We therefore anticipate opening between 38 and 43 clinics during 2004, rather than the 45 to 50 previously projected, provided we can identify suitable locations and recruit physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the second year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the second and third years following a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in 2004 would favorably impact our results of operations beginning in 2005.

Corporate Recruiting Costs

We expect to incur approximately $250,000 to $350,000 in the second half of 2004 for additional recruiting, severance and relocation costs primarily related to the search for a Chief Executive Officer.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended June 30, 2004, approximately 21% of our revenues were derived from Medicare. We receive payments from the Medicare program under a fee schedule. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for 2004 and 2005. The potential negative impact on revenue resulting from a Medicare limit could be reduced by receiving payments from secondary insurance carriers and patients electing to self-pay. In the event the moratorium is not extended after 2005 and such negative impact is not mitigated by such efforts, the Adjusted Medicare Limit could have an adverse impact on 2006 and later revenue and income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Upon the conversion of the remaining of $1.7 million in Series C Convertible Subordinated Note into common stock, described above, we have no funded debt. See Note 3 of the notes to consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the last day of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. There have been no material changes in our disclosure controls and procedures that could significantly affect our disclosure controls and procedures subsequent to the date of that evaluation.

(b) Changes in Internal Controls

In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our most recent financial quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no material changes in our internal controls that could significantly affect our internal controls subsequent to the date of that evaluation.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 25, 2004 with recess and reconvened session on June 2, 2004. At the May 25, 2004 meeting, eight directors were elected by a vote of holders of the Company's Common Shares, par value of $.01 per share, as outlined in the Company's proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected.

 The election of such directors and the results of those votes were as follows:

                                                         Votes             Broker
                                     Votes For         Withheld          Non-Votes
                                   -------------     -------------     -------------
Roy W. Spradlin                      11,654,834           59,731               --
Mark J. Brookner                     11,655,680           58,885               --
Daniel C. Arnold                     11,654,451           71,114               --
Bruce D. Broussard                   11,655,607           58,958               --
James B. Hoover                      11,605,405           59,160               --
Marlin W. Johnston                   11,629,203           85,362               --
Albert L. Rosen                      11,643,277           71,288               --
Jerald L. Pullins                    11,656,220           58,345               --


The 2003 Stock Incentive Plan was approved at the reconvened meeting on June 2, 2004. The results of those votes were as follows:


                          Votes                 Votes              Broker
   Votes For             Against             Abstaining          Non-Votes
   ---------            ---------            ----------         -----------
   6,692,726            1,996,699              19,502            2,058,536

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  EXHIBIT
     NO.      DESCRIPTION
  -------     -----------
   31.1*      Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive
              Officer

   31.2*      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

   31.3*      Rule 13a-14(a)/15d-14(a) Certification of Controller

   32*        Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(b) Reports on Form 8-K

On April 29, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's preliminary figures and earnings release date for the first quarter ended March 31, 2004.

On May 19, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to the Company's 2003 Stock Incentive Plan.

On May 26, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to the timing of the Annual Meeting of the Company's shareholders.

On June 4, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's shareholders voted to approve the Company's 2003 Stock Incentive Plan.

On July 7, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the resignation of Roy Spradlin, President, Chief Executive Officer and Chairman of the Board.

On July 29, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commission related to a press release announcing the Company's preliminary figures and earnings release date for the first quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 U.S. PHYSICAL THERAPY, INC.





Date: August 9, 2004             By:         /s/ LAWRANCE W. MCAFEE
                                    ----------------------------------------
                                               Lawrance W. McAfee
                                             Chief Financial Officer
                                (duly authorized officer and principal financial
                                             and accounting officer)

                                 By:          /s/ DAVID RICHARDSON
                                    ----------------------------------------
                                                 David Richardson
                                                    Controller

                                INDEX OF EXHIBITS

  EXHIBIT
     NO.      DESCRIPTION
  -------     -----------

   31.1*      Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive
              Officer

   31.2*      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

   31.3*      Rule 13a-14(a)/15d-14(a) Certification of Controller

   32*        Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith