Form 10-Q
period 2004-09-30
U S PHYSICAL THERAPY INC /NV
filed 2004-11-09
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

As of November 5, 2004, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 12,439,455.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003         3

              Consolidated Statements of Operations for the Three and Nine Months ended
              September 30, 2004 and 2003                                                        4

              Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2004 and 2003                                                        5

              Notes to Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                            12

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.                        18

Item 4.       Controls and Procedures.                                                          18

PART II - OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                       18

Item 6.       Exhibits.                                                                         19

              Signatures                                                                        20

              Index of Exhibits                                                                 21

              Certifications                                                                 22-25

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2004             2003
                                                                           -------------    -------------
                                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ............................................   $      24,776    $      16,822
  Patient accounts receivable, less allowance for doubtful
    accounts of $2,790 and $3,456, respectively ........................          16,229           14,135
  Accounts receivable -- other .........................................             467              266
  Other current assets .................................................           1,088            1,802
                                                                           -------------    -------------
      Total current assets .............................................          42,560           33,025

Fixed assets:
  Furniture and equipment ..............................................          22,211           20,598
  Leasehold improvements ...............................................          11,307           10,760
                                                                           -------------    -------------
                                                                                  33,518           31,358
  Less accumulated depreciation and amortization .......................          21,514           19,550
                                                                           -------------    -------------

                                                                                  12,004           11,808
Goodwill ...............................................................           6,011            5,685
Other assets, net of amortization of $432 ..............................           1,734            1,955
                                                                           -------------    -------------
                                                                           $      62,309    $      52,473
                                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade ............................................   $         648    $         498
  Accrued expenses .....................................................           4,280            2,549
  Notes payable ........................................................              70               39
  Convertible subordinated note payable ................................              --            2,333
                                                                           -------------    -------------
      Total current liabilities ........................................           4,998            5,419
Notes payable -- long-term portion .....................................              94               83

Other long-term liabilities ............................................             530              346
                                                                           -------------    -------------
      Total liabilities ................................................           5,622            5,848
Minority interests in subsidiary limited partnerships ..................           3,475            3,278
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
      shares issued and outstanding ....................................              --               --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      13,414,015 and 12,242,577 shares issued at September 30, 2004
      and December 31, 2003, respectively ..............................             134              122
  Additional paid-in capital ...........................................          32,456           26,808
  Retained earnings ....................................................          33,801           28,939
  Treasury stock at cost, 997,100 and 947,100 shares held on
      September 30, 2004 and December 31, 2003 respectively ............         (13,179)         (12,522)
                                                                           -------------    -------------
      Total shareholders' equity .......................................          53,212           43,347
                                                                           -------------    -------------
                                                                           $      62,309    $      52,473
                                                                           =============    =============


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)



                                                                         THREE MONTHS                   NINE MONTHS
                                                                      ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                     2004           2003             2004            2003
                                                                 ------------    ------------    ------------    ------------
Net patient revenues .........................................   $     29,253    $     26,224    $     86,882    $     77,089
Management contract revenues .................................            379             588           1,547           1,647
Other revenues ...............................................             77              42             163             127
                                                                 ------------    ------------    ------------    ------------
     Net revenues ............................................         29,709          26,854          88,592          78,863
Clinic operating costs:
  Salaries and related costs .................................         15,140          13,364          44,253          38,657
  Rent, clinic supplies and other ............................          6,176           5,258          18,207          15,638
  Provision for (recovery of) doubtful accounts ..............            316             (45)          1,027             711
                                                                 ------------    ------------    ------------    ------------
                                                                       21,632          18,577          63,487          55,006

  Closure costs ..............................................           815             --               815             --

  (Gain) Loss on sale or disposal of fixed assets ............             7             (1)            (443)             (36)

Corporate office costs .......................................          4,213           3,806          12,752          10,328
                                                                 ------------    ------------    ------------    ------------

Operating income .............................................          3,042           4,472          11,981          13,565
Other income (expense)
  Interest expense ...........................................             (5)            (47)            (74)           (141)
  Minority interests in earnings of subsidiary
    limited partnerships .....................................         (1,328)         (1,370)         (4,055)         (3,919)
                                                                 ------------    ------------    ------------    ------------
                                                                       (1,333)         (1,417)         (4,129)         (4,060)

Income before income taxes ...................................          1,709           3,055           7,852           9,505
Provision for income taxes ...................................            655           1,154           2,987           3,604
                                                                 ------------    ------------    ------------    ------------
     Net income ..............................................   $      1,054    $      1,901    $      4,865    $      5,901
                                                                 ============    ============    ============    ============

Basic earnings per common shares .............................   $       0.09    $       0.17    $       0.41    $       0.54
                                                                 ============    ============    ============    ============

Diluted earnings per common shares ...........................   $       0.08    $       0.15    $       0.40    $       0.48
                                                                 ============    ============    ============    ============

Shares used in computing basic earnings per common shares ....     12,328,000      11,088,000      11,772,000      10,986,000
                                                                 ------------    ------------    ------------    ------------
Shares used in computing diluted earnings per common shares ..     12,530,000      12,525,000      12,420,000      12,470,000
                                                                 ------------    ------------    ------------    ------------


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2004           2003
                                                                               ---------     ---------
OPERATING ACTIVITIES
Net income ................................................................    $   4,865     $   5,901
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................................        2,873         2,636
  Gain on sale or disposal of fixed assets ................................         (261)          (36)
  Minority interests in earnings of subsidiary limited partnerships .......        4,055         3,919
  Provision for doubtful accounts .........................................        1,027           711
  Tax benefit from exercise of stock options ..............................        1,550         1,124
  Deferred income taxes ...................................................         (136)         (453)
Changes in operating assets and liabilities:
  Increase in patient accounts receivable .................................       (3,121)       (1,655)
  Increase in accounts receivable -- other ................................         (201)          (55)
  Decrease in other assets ................................................          935         1,132
  Increase in accounts payable and accrued expenses .......................        2,016           232
  Increase in other liabilities ...........................................          264            28
  Other ...................................................................           --           (33)
                                                                               ---------     ---------
Net cash provided by operating activities .................................       13,866        13,451
                                                                               ---------     ---------

INVESTING ACTIVITIES
Purchase of fixed assets ..................................................       (3,307)       (3,935)
Purchase of intangibles ...................................................         (253)          (31)
Proceeds on sale of fixed assets ..........................................          499           129
                                                                               ---------     ---------
Net cash used in investing activities .....................................       (3,061)       (3,837)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ....       (3,859)       (3,654)
Payment of notes payable ..................................................          (39)           (3)
Repurchase of common stock ................................................         (657)          (20)
Proceeds from exercise of stock options ...................................        1,704         1,136
                                                                               ---------     ---------
Net cash used in financing activities .....................................       (2,851)       (2,541)

Net increase in cash and cash equivalents .................................        7,954         7,073
Cash and cash equivalents -- beginning of period ..........................       16,822         7,610
                                                                               ---------     ---------
Cash and cash equivalents -- end of period ................................    $  24,776     $  14,683
                                                                               =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes ............................................................    $   1,796     $   2,453
  Interest ................................................................    $      69     $     187
Non-cash transactions during the period:
  Common stock issued in connection with the purchase
    of intangibles / minority interest ....................................    $      73     $     104
  Common stock issued in connection with the conversion of Series C Note
    into common stock .....................................................    $   2,333     $      --


                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist(s) of each clinic owns the remaining limited partnership interest in the majority of the clinics. In 2003, the Company began to develop new clinics under profit sharing arrangements with therapists. Such facilities are operated through wholly owned subsidiaries. The Company recently announced that it will increase its focus on developing new clinics through partnerships and reduce its emphasis on profit sharing arrangements. The Company has developed satellite clinic facilities as extensions of existing clinics, with the result that some clinic groups operate more than one clinic location.

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

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Controller have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2003.

Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results the Company expects for the entire year. Please also review the risk factors included in our Form 10-K for the year ended December 31, 2003.

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

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Under APB Opinion No. 25, the Company recaptured $26,000 and $61,000 of compensation cost in net income for the three and nine months ended September 30, 2004, respectively. No compensation cost related to stock plans was recognized for the quarter ended September 30, 2004. No compensation cost related to stock plans was recognized for the quarter and period ended September 30, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on net income for the quarters and nine months ended September 30, 2004 and 2003 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                        FOR THE THREE             FOR THE NINE
                                                                           MONTHS                    MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                       2004         2003         2004         2003
                                                                    ---------    ---------    ---------    ---------
Actual net income ..............................................    $   1,054    $   1,901    $   4,865    $   5,901
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes .................          733          260        1,496          744
                                                                    ---------    ---------    ---------    ---------
Pro forma net income ...........................................    $     321    $   1,641    $   3,369    $   5,157
                                                                    =========    =========    =========    =========
Earnings per share:
  Actual basic earnings per common share .......................    $    0.09    $    0.17    $    0.41    $    0.54
  Actual diluted earnings per common share .....................    $    0.08    $    0.15    $    0.40    $    0.48
  Pro forma basic earnings per common share ....................    $    0.03    $    0.15    $    0.29    $    0.47
  Pro forma diluted earnings per common share ..................    $    0.03    $    0.13    $    0.28    $    0.42

Goodwill

Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair value of the net tangible assets of the minority interest acquired and accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142") issued by the FASB in July 2001. Provisions of SFAS 142 that were effective for the Company January 1, 2002, require that goodwill and other intangible assets with indefinite lives no longer be amortized. SFAS 142 further requires the fair value of goodwill and other intangible assets with indefinite lives be tested for impairment upon adoption of this statement, annually and upon the occurrence of certain events and be written down to fair value if considered impaired. In accordance with SFAS 142, the Company did not have any amortization expense related to goodwill during 2004 and 2003. During the three and nine months ended September 30, 2004, the Company recognized an approximate $20,000 in impairment of goodwill related to the closure of a clinic.

The changes in the carrying amount of goodwill consisted of the following for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively (in thousands):


                                         SEPTEMBER 30,      DECEMBER 31,
                                              2004              2003
                                         -------------     -------------
Beginning balance                        $       5,685     $       5,590
Goodwill acquired during the period                346                95
Goodwill impairment related to clinic
   closure                                         (20)               --
Ending balance                           -------------     -------------
                                         $       6,011     $       5,685
                                         =============     =============



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

Use of Estimates

In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions primarily related to contractual allowances, bad debt reserves and goodwill recoverability that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

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

On May 19, 2004, the FASB issued FASB Staff Position 106-2, 'Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003' ("FSP 106-2"), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The adoption of FSP 106-2 did not have an impact on the Company's financial condition or results of operations.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                        --------    --------    --------    --------
                                                                          2004        2003        2004         2003
                                                                        --------    --------    --------    --------
Numerator:
      Net income ...................................................    $  1,054    $  1,901    $  4,865    $  5,901
                                                                        --------    --------    --------    --------
   Numerator for basic earnings per share ..........................       1,054       1,901       4,865       5,901
   Effect of dilutive securities:
      Interest on convertible subordinated note payable ............          --          31          45          92
                                                                        --------    --------    --------    --------
   Numerator for diluted earnings per share -- income available
     to common stockholders after assumed conversions ..............    $  1,054    $  1,932    $  4,910    $  5,993
                                                                        ========    ========    ========    ========
Denominator:
   Denominator for basic earnings per share --
      weighted average shares ......................................      12,328      11,088      11,772      10,986
   Effect of dilutive securities:
      Stock options ................................................         202         737         310         784
      Convertible subordinated note payable ........................          --         700         338         700
                                                                        --------    --------     -------    --------
   Dilutive potential common shares ................................         202       1,437         648       1,484
                                                                        --------    --------    --------    --------
   Denominator for diluted earnings per share -- adjusted
      weighted average shares and assumed conversions ..............      12,530      12,525      12,420      12,470
                                                                        ========    ========    ========    ========

   Basic earnings per common share .................................    $   0.09    $   0.17    $   0.41    $   0.54
                                                                        ========    ========    ========    ========
   Diluted earnings per common share ...............................    $   0.08    $   0.15    $   0.40    $   0.48
                                                                        ========    ========    ========    ========


Options to purchase 606,980 and 509,919 shares for the three months ended September 30, 2004 and September 30, 2003, respectively, and 445,589 and 491,790 shares for the nine months ended September 30, 2004 and September 30, 2003, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

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

4. PURCHASE OF COMMON STOCK

In September 2001, the Company's Board of Directors (the "Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board deems advisable. For the three and nine months ending September 30, 2004, the Company purchased 50,000 shares of common stock at a cost of $657,000. As of September 30, 2004, the Company may purchase an additional 17,600 shares under this original Board authorized program.

In February 2003, the Board authorized a new share repurchase program of up to 250,000 additional shares of the Company's outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position.

5. ACQUISITIONS AND DISPOSALS

ACQUISITION OF MINORITY INTERESTS

On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. The Company paid the minority partner $73,000 in undistributed earnings. Based on the clinic's having met specified criteria, the Company paid additional consideration of $31,000 and $41,000 in August 2003 and 2004, respectively. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing the gain as payments are made.

On August 1, 2003, the Company purchased a 35% minority interest in a limited partnership for $64,000 and agreed to pay the minority partner $75,000 in undistributed earnings. The purchase was made under a note, which is payable in three installments. On September 10, 2003, the Company paid the first installment of $35,000. The remaining principal amount due under the note payable was $104,000 at December 31, 2003 of which $34,000 was paid on August 1, 2004 and $70,000 is payable on August 1, 2005.

On April 28, 2004, the Company purchased a 17.5% minority interest in a limited partnership for $138,000 and agreed to pay the minority partner $36,000 in undistributed earnings.

On June 2, 2004, the Company purchased a 17.5% minority interest in a limited partnership for $25,000 and agreed to pay the minority partner $11,000 in undistributed earnings.

On September 30, 2001, the Company purchased a 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2,111,000. Additional purchase consideration was contingent upon future clinic performance. In September 2004, the Company paid additional consideration of $105,000 based on the clinics having met specified criteria. The consideration consisted of $32,000 cash and 5,440 shares of common stock with a value of $73,000. The common stock consideration is a non-cash investing and financing transaction and has been excluded from the consolidated statements of cash flows.

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

CLOSURE COSTS

During the three months ending September 30, 2004, management decided to close eight unprofitable clinics after a thorough review of the Company's clinics. The Company recognized $815,000 in closure costs relating to these clinics. The breakdown of these charges by major type of cost follows:

                             TYPE OF COST                         AMOUNT
                             ------------                        --------
              Lease obligations                                  $431,000
              Unamortized leasehold improvements                  181,000
              Other assets                                         70,000
              Unamortized goodwill                                 20,000
              Severance                                           113,000
                                                                 --------
                  Total                                          $815,000
                                                                 ========

Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements and severance costs primarily represent the costs associated with the settlement of employment contracts.

6. MINORITY INTEREST

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year until his or her interest reaches 35%. Within the balance sheet and statement of operations the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, Issues Related to Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44 ("EITF 00-23"), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnership's structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires that the Company expense as compensation rather than capitalize as goodwill, the purchase of minority interest in the partnerships, of clinic partnerships formed after January 18, 2001. At this time, the Company operates 76 wholly-owned clinics without any minority interest.

Pursuant to EITF 00-23, the Company classified $201,000 and $156,000 for the quarters ended September 30, 2004 and 2003, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, as salaries and related costs and $599,000 and $285,000 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, $530,000 and $346,000, respectively, in undistributed minority interests related to the 30 partnerships are classified as other long-term liabilities.

7. EMPLOYEE TERMINATION BENEFITS

As a result of events that occurred during the period relating to the resignation of Roy Spradlin, former President, Chief Executive Officer and Chairman of the Board, certain costs were incurred during the quarter ended June 30, 2004. Pursuant to FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits (SFAS 88), an employer that provides contractual termination benefits is required to recognize a liability and a loss in connection with the termination of an employee in the period when that termination is known, if the amount can be reasonably estimated. In accordance with SFAS 88, the Company accrued severance of $650,000 in the quarter ended June 30, 2004 in accordance with Mr. Spradlin's employment contract. Additionally, recruiting expense of $153,000 and $220,000 were recognized for the three and nine months ending September 30, 2004 relating to a new CEO search.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries. At September 30, 2004, we operated 254 outpatient physical and occupational therapy clinics in 35 states. The average age of our clinics at September 30, 2004, was 4.02 years. We have developed 248 of the clinics and acquired six. Since inception, we have sold four clinics, closed 33 facilities due to substandard clinic performance, and consolidated three clinics with other existing clinics. In 2003, we opened 48 new clinics. During the first nine months of 2004 we have opened 24 new clinics, with the goal of opening between 34 and 38 clinics by the end of 2004. During 2003, eight clinics were closed and for the nine months ending September 30, 2004, we closed 12 clinics.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with three third-party facilities under management as of September 30, 2004.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data. We view these non-financial data points as key indicators of our operating performance.

                                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                         2004           2003             2004            2003
                                                     -----------     -----------     -----------     -----------
Number of clinics ...............................            254             235             254             235
Working days ....................................             64              64             191             191
Average visits per day per clinic ...............           18.7            19.6            19.1            20.3
Total patient visits ............................        305,000         282,000         902,000         832,000
Net patient revenue per visit ...................    $     96.06     $     93.14     $     96.31     $     92.67
Statements of operations per visit:
     Net revenues ...............................    $     97.41     $     95.23     $     98.22     $     94.79
     Salaries and related costs .................         (49.64)         (47.39)         (49.06)         (46.46)
     Rent, clinic supplies and other ............         (20.25)         (18.64)         (20.19)         (18.80)
     (Provision for) recovery of doubtful
       accounts .................................          (1.04)            .16           (1.14)           (.86)
                                                     -----------     -----------     -----------     -----------
                                                           26.48           29.36           27.83           28.67
     Closure costs ..............................          (2.67)             --           (0.90)             --

     Gain (Loss) on sale of assets ..............          (0.02)             --             .49             .04
                                                     -----------     -----------     -----------     -----------
         Total contribution from clinics ........          23.79           29.36           27.42           28.71
     Corporate office costs .....................         (13.81)         (13.50)         (14.14)         (12.41)
                                                     -----------     -----------     -----------     -----------
     Operating income ...........................    $      9.97     $     15.86     $     13.28     $     16.30
                                                     ===========     ===========     ===========     ===========

RECENT DEVELOPMENTS

         On October 13, 2004, the Company's board of directors promoted Chris Reading to President and Chief Executive Officer and Larry McAfee to Executive Vice President. Mr. McAfee also remains Chief Financial Officer. Both appointments were effective November 1, 2004. Messrs. Reading and McAfee have also been elected to the Company's Board of Directors expanding the board from eight to ten members.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     o Net revenues rose 10.6% to $29.7 million for the three months ended September 30, 2004 ("2004 third quarter") from $26.9 million for the three months ended September 30, 2003 ("2003 third quarter") due to an 8.2% increase in patient visits to 305,000 from 282,000 combined with a 3.1% increase from $93.14 to $96.06 in net patient revenue per visit.

     o Earnings were $0.08 per diluted share for the 2004 third quarter as compared to $0.15 for the 2003 third quarter. Net income for the 2004 third quarter decreased to $1.1 million from $1.9 million, or 44.6% compared to the 2003 third quarter. Total diluted shares outstanding were 12.5 million for both 2004 third quarter and 2003 third quarter.

NET PATIENT REVENUES

     o Net patient revenues increased to $29.3 million for the 2004 third quarter from $26.2 million for the 2003 third quarter, an increase of $3.0 million, or 11.5%, primarily due to an 8.2% increase in patient visits to 305,000 and a $2.92 increase in patient revenues per visit to $96.06. The increase in patient revenues per visit was primarily due to contractual fee increases.

     o Total patient visits increased 23,000 or 8.2% to 305,000 for the 2004 third quarter from 282,000 for the 2003 third quarter. The growth in visits for the 2004 third quarter was primarily attributable to an increase of approximately 15,500 visits in clinics opened between October 1, 2003 and September 30, 2004 (the "New Clinics") and to an increase of approximately 7,500, or a 2.7% in visits for clinics opened before October 1, 2003 (the "Mature Clinics").

     o Net patient revenues from New Clinics accounted for approximately 50% of the total revenue increase, or approximately $1.5 million. The remaining increase of $1.5 million in net patient revenues was from Mature Clinics.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers' compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate quarterly, relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 76% for the 2004 third quarter and 69% for the 2003 third quarter. Excluding closure costs and gain or loss on sale or disposal of fixed assets, clinic operating costs were 73% for the 2004 third quarter and 69% for the 2003 third quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

       Salaries and related costs increased to $15.1 million for the 2004 third quarter from $13.4 million for the 2003 third quarter, an increase of $1.8 million, or 13%. Approximately 55% of the increase, or $968,000 was attributable to the New Clinics. The remaining 45% increase, or $832,000 was attributable to the Mature Clinics. Salaries and related costs as a percent of revenues were 51% for the 2004 third quarter and 50% for the 2003 third quarter.

    CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

       Rent, clinic supplies and other costs increased to $6.2 million for the 2004 third quarter from $5.3 million for the 2003 third quarter, an increase of $918,000, or 18%. Approximately 66% of the increase, or $604,000, was attributable to the New Clinics. The remaining increase of 34%, or $314,000 was attributable to the Mature Clinics. Rent, clinic supplies and other costs as a percent of revenues was 21% for the 2004 third quarter and 20% for the 2003 third quarter.

    CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

       The provision for doubtful accounts increased to $316,000 for the 2004 third quarter from ($45,000) for the 2003 third quarter, an increase of $361,000. The bad debt provision was decreased by $340,000 in September 2003 to reverse previous estimates which were determined to not be required. Thus the bad debt expense for the third quarter of 2003 was a net recovery. The provision for doubtful accounts as a percent of net patient revenues was 1.0% for the 2004 third quarter. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

    CLOSURE COSTS

       In the 2004 third quarter, we recognized a loss of $815,000 related to the closure of eight clinics. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $4.2 million for the 2004 third quarter from $3.8 million for the 2003 third quarter, an increase of $407,000, or 11%. Corporate office costs increased due to increased recruiting fees of $208,000 primarily related to the CEO search. There were also increases in legal and accounting fees of $219,000 primarily due to the implementation of requirements of the Sarbanes-Oxley Act of 2002. Corporate office costs as a percent of net revenues were 14% for both the 2004 third quarter and the 2003 third quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships were $1.3 million for the 2004 third quarter and $1.4 million for the 2003 third quarter. As a percentage of operating income, minority interest was 44% for the 2004 third quarter and 31% for the 2003 third quarter. The increase is attributable to the inclusion of $815,000 in clinic closure costs in the 2004 third quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes was $655,000 for the 2004 third quarter and $1.2 million for the 2003 third quarter. The effective state and federal tax rate accrued for the 2004 third quarter was 38.3% and 37.8% for the 2003 third quarter.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     o Net revenues rose 12% to $88.6 million from $78.9 million primarily due to an 8% increase in patient visits to 902,000 and a 4% increase in net patient revenues per visit to $96.31.

     o    Net income declined 18% to $4.9 million from $5.9 million.

     o Earnings per share decreased 17% to $0.40 per diluted share from $0.48 per diluted share. Total diluted shares outstanding at September 30, 2004 and 2003 were 12.4 million and 12.5 million, respectively.


NET PATIENT REVENUES

     o Net patient revenues increased to $86.9 million for the nine months ended September 30, 2004 ("2004 nine months") from $77.1 million for the nine months ended September 30, 2003 ("2003 nine months"), an increase of $9.8 million, or 13%, primarily due to an 8% increase in patient visits to 902,000 and a $3.64 increase in patient revenues per visit to $96.31. The increase in patient revenues per visit was primarily due to contractual fee increases.

     o Total patient visits increased 70,000, or 8%, to 902,000 for the 2004 nine months from 832,000 for the 2003 nine months. The growth in visits for the period was attributable to an increase of approximately 29,000 visits in New Clinics together with a 41,000 or 5% increase in visits for Mature Clinics.

     o Net patient revenues from New Clinics accounted for approximately 28% of the total increase, or approximately $2.8 million. The remaining increase of $7.0 million in net patient revenues was from Mature Clinics.

CLINIC OPERATING COSTS

Clinic operating costs were 72% of net revenues for the 2004 nine months and 70% of net revenues for the 2003 nine months. Excluding closure costs and gain or loss on sale or disposal of fixed assets, clinic operating costs remained the same for both periods.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

     Salaries and related costs increased to $44.2 million for the 2004 Nine months from $38.7 million for the 2003 Nine months, an increase of $5.6 million, or 14%. Approximately 32% of the increase, or $1.8 million, was attributable to the New Clinics. The remaining 68% increase, or $3.8 million, was due higher costs at various Mature Clinics. Salaries and related costs as a percent of net revenues was 50% for the 2004 nine months and 49% for the 2003 nine months.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

     Rent, clinic supplies and other costs increased to $18.2 million for the 2004 nine months from $15.6 million for the 2003 nine months, an increase of $2.6 million, or 16%. Approximately 49% of the increase or $1.3 million, was attributable to the New Clinics and the other $1.3 million was attributable to various Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 21% and 20% for the 2004 nine months and the 2003 nine months, respectively.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

     The provision for doubtful accounts increased to $1 million for the 2004 nine months from $711,000 for the 2003 nine months, an increase of $316,000 or 44%. Approximately 21% of the increase or $67,000 was due to the New Clinics. The provision for doubtful accounts as a percent of net patient revenues was 1.2% for the 2004 nine months from 0.9% for the 2003 nine months. Our allowance for bad debts as a percent of total patient accounts receivable was 15% at September 30, 2004, as compared to 20% at December 31, 2003.

     CLOSURE COSTS

     In the 2004 third quarter, we recognized a loss of $815,000 related to the closure of eight clinics. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

     GAIN ON SALE OF CLINIC ASSETS

     On June 30, 2004, we recognized a gain of $443,000 primarily related to the sale of a clinic. See Note 5 of the Notes to Consolidated Financial Statements for further discussion.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, increased to $12.8 million for the 2004 nine months from $10.3 million for the 2003 nine months, an increase of $2.5 million, or 23%. Salary expense increased due to a one time charge of $650,000 related the CEO resignation along with $220,000 in recruiting fees primarily related to the CEO search. Additionally, there was an increase of $325,000 related to the new Chief Operating and Financial Officers and corporate bonus accruals of $300,000. There was also additional legal expense of $394,000 due to the sale of a clinic, a new stock option plan and billings for various other legal issues. Accounting fees increased by $333,000 primarily due to implementing requirements of the Sarbanes-Oxley Act of 2002, increased tax compliance and auditing fees. Corporate office costs as a percent of net revenues increased to 14% for the 2004 nine months from 13% for the 2003 nine months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships increased 3.5% to $4.1 million for the 2004 nine months from $3.9 million for the 2003 nine months. As a percentage of operating income, minority interest increased to 34% for the 2004 nine months from 29% for the 2003 nine months.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $3.0 million for the 2004 nine months from $3.6 million for the 2003 nine months, a decrease of approximately $617,000, or 17% as a result of lower pre-tax income. During the 2004 nine months and the 2003 nine months, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At September 30, 2004, we had $24.8 million in cash and cash equivalents compared to $16.8 million at December 31, 2003. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries and future clinic development. Included in cash and cash equivalents at September 30, 2004 were $2.0 million in a money market fund and $16.6 million in a short-term debt instrument issued by an agency of the U.S. Government.

The increase in cash of $8.0 million from December 31, 2003 to September 30, 2004 is due primarily to cash provided by operating activities of $13.9 million, offset by $3.0 million of cash used for the purchase of fixed and intangible assets and $2.9 million used in financing activities. For the period ended September 30, 2004, we had $4.1 million of cash provided by minority interests in earnings of subsidiary limited partnerships and made $3.9 million in distributions to minority investors in subsidiary limited partnerships.

Our current ratio increased to 8.52 to 1.00 at September 30, 2004 from 6.09 to
1.00 at December 31, 2003. The increase in the current ratio is due primarily to the increased cash and accounts receivable balances at September 30, 2004, together with the conversion of the remainder of our Series C Convertible Subordinated Note to equity, offset by an increase in accrued expenses largely related to the closure of eight clinics.

At September 30, 2004, we had a debt-to-equity ratio of 0.0 to 1.00 compared to
0.06 to 1.00 at December 31, 2003. The decrease in the debt-to-equity ratio at September 30, 2004 compared to December 31, 2003 resulted from conversion of our remaining Convertible Subordinated Note.

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

In 2002, $667,000 of the principal balance of the Series C Convertible Subordinated Note was converted into common stock, leaving a remaining balance of $2.3 million at December 31, 2003. On January 12, 2004, $666,660 of the principal balance of the Series C Convertible Subordinated Note was converted into common stock and on June 30, 2004, the remaining balance of $1.7 million of the Series C Convertible Subordinated Note was converted into common stock.

In September 2001, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. There is no expiration for this Board authorization and shares purchased are held as treasury shares and may be used for valid corporate purposes or retired as the Board deems advisable. During the years ended December 31, 2002 and 2003, we purchased 795,600 and 1,800 shares of our common stock on the open market for $10.5 million and $20,000, respectively. During the nine months ended September 30 2004, we purchased 50,000 shares of common stock on the open market for a total of $657,000.

In February 2003, our Board authorized a new share repurchase program of up to 250,000 additional shares of our outstanding common stock. As there is no expiration for this Board authorization, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. As of September 30, 2004, no shares have been repurchased under the new share repurchase program.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of September 30, 2004, we had 254 clinics in operation, 8 of which were opened in the 2004 third quarter. The Company recently announced that our goal for 2004 is to refocus on traditional partner and profit sharing and to deemphasize opening as many 100% owned company clinics. We anticipate opening between 34 and 38 clinics during 2004, provided we can identify suitable locations and recruit physical and occupational therapists to manage the clinics. We expect to incur initial operating losses from the new clinics, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the second year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the second and third years following a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in 2004 would favorably impact our results of operations beginning in 2005.

Annual Limit on Medicare Reimbursement Claims

For the quarter ended September 30, 2004, approximately 21% of our revenues were derived from Medicare. We receive payments from the Medicare program under a fee schedule. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for 2004 and 2005. The potential negative impact on revenue resulting from a Medicare limit could be reduced by receiving payments from secondary insurance carriers and patients electing to self-pay. In the event the moratorium is not extended after 2005 and such negative impact is not mitigated by such efforts, the Adjusted Medicare Limit could have an adverse impact on 2006 and later revenue and income.

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

     o    availability of qualified physical and occupational therapists;

     o    competition;

     o    federal and state regulations;

     o reimbursement rates from third party payers and deductibles and co-pays by patients;

     o    availability, terms, and use of capital;

     o    acquisitions; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Upon the conversion of the remaining $1.7 million of the Series C Convertible Subordinated Note into common stock, described above, we have no funded debt. See Note 3 of the notes to consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting

Beginning in 2003, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting. This is an on-going process.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2004, the Company issued 5,440 restricted shares of common stock with a value of $73,000 as part of additional purchase consideration paid in connection with the Company's purchase on September 30, 2001 of a 35% minority interest in a limited partnership which owns nine clinics in Michigan. The Company's obligation to pay the additional consideration was based on the clinics having met specified criteria. This issuance was part of a privately negotiated transaction and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended September 30, 2004.

                                                                       Total Number of         Maximum Number
                                                                     Shares Purchased as     of Shares that May
                                                                      Part of Publicly        Yet Be Purchased
                               Total Number of     Average Price     Announced Plans or      Under the Plans or
      Period                  Shares Purchased     Paid per Share        Programs(1)             Programs(1)
      ------                  ----------------     --------------    -------------------     ------------------
Month #1
(July 1, 2004 through
July 31, 2004)                       --                     --                  --                      N/A
- ----------------------------------------------------------------------------------------------------------------
Month #2
(August 1, 2004 through
August 31, 2004)                     --                     --                  --                      N/A
- ----------------------------------------------------------------------------------------------------------------
Month #3
(September 1, 2004 through
September 30, 2004)              50,000                 $13.09              50,000                  267,600
- ----------------------------------------------------------------------------------------------------------------
Total                            50,000                 $13.09              50,000                  267,600
- ----------------------------------------------------------------------------------------------------------------

(1) In the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002, the Company announced that in September 2001 the Board had authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended September 30, 2004 were purchased under this program. There are 17,600 shares still available for repurchase under this program and it does not have an expiration date. In the Company's Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 5, 2003, the Company announced that on February 26, 2003 the Board had authorized a new share repurchase program of up to 250,000 shares of the Company's outstanding common stock. No shares have yet been purchased under this program and it does not have an expiration date.


ITEM 6. EXHIBITS.

(a) Exhibits

EXHIBIT
  NO.         DESCRIPTION
- -------       -----------
31.1*         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

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

                                             U.S. PHYSICAL THERAPY, INC.





Date: November 9, 2004                       By: /s/ LAWRANCE W. MCAFEE
                                                 ----------------------
                                                     Lawrance W. McAfee
                                                 Chief Financial Officer
                                               (duly authorized officer and
                                                   principal financial
                                                  and accounting officer)

                                             By: /s/ DAVID RICHARDSON
                                                 --------------------
                                                     David Richardson
                                                        Controller

                                INDEX OF EXHIBITS

EXHIBIT
  NO.         DESCRIPTION
- -------       -----------
31.1*         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*         Rule 13a-14(a)/15d-14(a) Certification of Controller

32*           Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith