Form 10-Q/A
period 2004-09-30
U S PHYSICAL THERAPY INC /NV
filed 2004-11-17
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A1 is being filed with respect to the Quarterly Report on Form 10-Q of U.S. Physical Therapy, Inc. (the "Company") for the quarter ended September 30, 2004 (the "Original Form 10-Q"), filed with the Securities and Exchange Commission on November 9, 2004, and is filed solely for the purpose of supplementing the disclosure in the first paragraph of Part I
Item 4(b) and the addition of a risk factor in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements to include information regarding the risks associated with failing to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Except as described above, no other information included in the Original Form 10-Q is amended by this Form 10-Q/A1. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the Original Form 10-Q and the Company has not updated the disclosure in this report to a later date. Therefore, this amendment should be read together with any other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q. Information in any such reports and documents may update and supersede certain information contained in this amendment.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003         3

              Consolidated Statements of Operations for the Three and Nine Months ended
              September 30, 2004 and 2003                                                        4

              Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2004 and 2003                                                        5

              Notes to Consolidated Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                            12

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.                        18

Item 4.       Controls and Procedures.                                                          18

PART II - OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                       19

Item 6.       Exhibits.                                                                         19

              Signatures                                                                        20

              Index of Exhibits                                                                 21

              Certifications                                                                 22-25

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

     o    maintaining adequate internal controls;

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

(b) Changes in Internal Control Over Financial Reporting

Beginning in 2003, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 and as a complement to our existing overall program of internal controls over financial reporting. This is a continuing process that requires documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

                                                                       Total Number of         Maximum Number
                                                                     Shares Purchased as     of Shares that May
                                                                      Part of Publicly        Yet Be Purchased
                               Total Number of     Average Price     Announced Plans or      Under the Plans or
      Period                  Shares Purchased     Paid per Share        Programs(1)             Programs(1)
      ------                  ----------------     --------------    -------------------     ------------------
Month #1
(July 1, 2004 through
July 31, 2004)                       --                     --                  --                      N/A
----------------------------------------------------------------------------------------------------------------
Month #2
(August 1, 2004 through
August 31, 2004)                     --                     --                  --                      N/A
----------------------------------------------------------------------------------------------------------------
Month #3
(September 1, 2004 through
September 30, 2004)              50,000                 $13.09              50,000                  267,600
----------------------------------------------------------------------------------------------------------------
Total                            50,000                 $13.09              50,000                  267,600
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
  NO.         DESCRIPTION
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

                                             U.S. PHYSICAL THERAPY, INC.





Date: November 17, 2004                      By: /s/ LAWRANCE W. MCAFEE
                                                 ----------------------
                                                     Lawrance W. McAfee
                                                 Chief Financial Officer
                                               (duly authorized officer and
                                                   principal financial
                                                  and accounting officer)

                                             By: /s/ DAVID RICHARDSON
                                                 --------------------
                                                     David Richardson
                                                        Controller

                                INDEX OF EXHIBITS

EXHIBIT
  NO.         DESCRIPTION
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