Form 10-K
period 2004-12-31
U S PHYSICAL THERAPY INC /NV
filed 2005-03-16
CIK 885978

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                  OR


   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-11151
                          U.S. PHYSICAL THERAPY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEVADA                                            76-0364866
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

       1300 WEST SAM HOUSTON PARKWAY SOUTH,
                    SUITE 300,
                  HOUSTON, TEXAS                                           77042
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                  (713) 297-7000
                (TELEPHONE NUMBER)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 297-7000

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

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

     The aggregate market value of the shares of the registrant's common stock held by non-affiliates of the registrant at June 30, 2004 was $117,885,188 based on the closing sale price reported on the Nasdaq National Market for the registrant's common stock on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

     As of March 15, 2005, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was: 11,957,707.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                             PART OF FORM 10-K
                          --------                             -----------------
Portions of Definitive Proxy Statement for the 2005 Annual         PART III
  Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
Item 1.          Business....................................................    3
Item 2.          Properties..................................................   13
Item 3.          Legal Proceedings...........................................   13
Item 4.          Submission of Matters to a Vote of Security Holders.........   13


PART II
Item 5.          Market for the Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of Equity
                 Securities..................................................   14
Item 6.          Selected Financial Data.....................................   15
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   16
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   25
Item 8.          Financial Statements and Supplementary Data.................   26
                 Notes to Consolidated Financial Statements..................   35
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   51
Item 9A.         Controls and Procedures.....................................   51
Item 9B.         Other Information...........................................   51

PART III
Item 10.         Directors and Executive Officers of the Registrant..........   51
Item 11.         Executive Compensation......................................   51
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   51
Item 13.         Certain Relationships and Related Transactions..............   51
Item 14.         Principal Accountant Fees and Services......................   52

PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   52
Schedule II -- Valuation and Qualifying Accounts.............................   56
Signatures...................................................................   57

FORWARD LOOKING STATEMENTS

     We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as "believes", "expects", "intends", "plans", "appear", "should" and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

     - revenue and earnings expectations;

     - general economic, business, and regulatory conditions including federal and state regulations discussed under the heading "Regulation and Heathcare Reform" below;

     - availability of qualified physical and occupational therapists;

     - the failure of our clinics to maintain their Medicare certification status or changes in Medicare admission guidelines;

     - competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

     - changes in reimbursement rates or methods from third party payors including government agencies and deductibles and co-pays owed by patients;

     - maintaining adequate internal controls;

     - availability, terms, and use of capital;

     - future acquisitions; and

     - weather.

     Many factors are beyond our control.

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Our company, U.S. Physical Therapy, Inc. (the "Company"), through our subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as "Traditional Partnership Model" or "Clinic Partnership"). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as "Wholly-Owned Facilities"). Unless the context otherwise requires, references in this Annual Report on Form 10-K to "we", "our" or "us" includes the Company and all our subsidiaries.

     At December 31, 2004, we operated 264 outpatient physical and occupational therapy clinics in 35 states. Our strategy is to develop outpatient clinics on a national basis. The average age of the 264 clinics in operation at December 31, 2004 was 4.5 years. We developed 258 of the clinics and acquired six. In addition to our owned clinics at December 31 2004, we also managed four physical therapy facilities for third parties, including physicians. Our highest concentration of clinics at present are in the following states -- Texas, Michigan, Wisconsin, Virginia, Oklahoma, Florida and Maine.

     Since mid 2004, we have shifted our focus back to developing new clinics through our Traditional Partnership Model and reduced our emphasis on Wholly-Owned Facilities. Primarily due to new therapists partners having existing relationships in place, clinics formed under the Traditional Partnership Model typically require less management time, have a faster ramp up and higher average patient visits per clinic and are more profitable than Wholly-Owned Facilities. We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic's net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that some clinic groups operate more than one clinic location. In 2005, we intend to continue to focus on developing new clinics through our Traditional Partnership Model and on opening satellite clinics where deemed appropriate. In addition, we will evaluate acquisition opportunities in select markets.

     Therapists at our clinics initially perform a tailored and comprehensive evaluation of each patient, which is then followed by a treatment plan specific to the injury as prescribed by the patient's physician. The treatment plan may include a number of procedures, including therapeutic exercise, manual therapy techniques, ultrasound, electrical stimulation, hot packs, iontophoresis, education on management of daily life skills and home exercise programs. A clinic's business primarily comes from referrals by local physicians. The principal sources of payment for the clinics' services are managed care programs, commercial health insurance, Medicare/Medicaid and workers' compensation insurance.

     U.S. Physical Therapy, Inc. was re-incorporated in April 1992 under the laws of the State of Nevada and has operating subsidiaries organized in various states in the form of limited partnerships and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our web address on the internet is www.usph.com.

OUR CLINICS

     Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. The therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Increasingly we have developed satellite clinic facilities of existing clinics; accordingly Clinic Partnerships may consist of more than one clinic location. As of December 31, 2004, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our clinics, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships the managing therapist of each clinic (along with other therapists at the clinic in several of the partnerships) own the remaining limited partnership interests in the Clinic Partnerships.

     In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% profit interest in their Clinic Partnership which increases by 3% at the end of each year thereafter up to a maximum interest of 35%. In 2002, we revised our accounting for these Clinic Partnership interests owned by the therapist partners in conjunction with a change in accounting guidance. For Clinic Partnerships formed after January 18, 2001, the profit allocated to therapist partners is treated as compensation expense. See "Significant Accounting Policies" -- Note 2 of the Notes to the Consolidated Financial Statements in Item 8.

     Typically each therapist partner or director enters into an employment agreement for a term ranging from one to three years with their Clinic Partnership. Each agreement provides for a covenant not to compete during the period of his or her employment and for one or two years thereafter. Under each employment agreement the therapist partner receives a base salary and may receive a bonus based on the net revenues generated by his or her Clinic Partnership. In the case of Wholly-Owned Facilities, the therapist director may also receive a bonus based on the operating profit generated by his or her clinic. Each employment agreement provides that we can require the therapist to sell his or her partnership interest in the Clinic Partnership to us or the Clinic Partnership upon termination of employment for the amount of his or her capital account if the termination is for "cause" or for breach of the employment agreement. If the termination of employment is due to the therapist's death or disability, or the expiration of the initial or any extended term of the employment agreement, the buy-out price is for an amount set in a predetermined formula based on a multiple of prior profitability. The Company typically has the right, but is not obligated, to purchase the therapists' partnership interests.

     Each clinic maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, one of our subsidiaries provides a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, payroll, benefits administration, accounting services, quality assurance and marketing support.

     Our typical clinic occupies approximately 1,500 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than hospital clinics. Typical minimum staff at a clinic consists of a licensed physical or occupational therapist and an office manager as well as appropriate contracted services such as social work and medical advisor. As patient visits grow, staffing may also include additional physical or occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

     We provide services at our clinics on an outpatient basis. Patients are usually treated for approximately one hour per day, two to three times a week, typically for two to six weeks. We generally charge for treatment on a "per procedure" basis. Medicare patients are charged based on prescribed time increments. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing our existing services in the most efficient manner.

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

  WE DEPEND UPON REIMBURSEMENT BY THIRD-PARTY PAYORS.

     Substantially all of our revenues are derived from private and governmental third-party payors. In 2004, approximately 79% of our revenues were derived from managed care plans, commercial health insurers, workers' compensation payors, and other private pay revenue sources and approximately 21% from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. We also receive payments from the Medicare program under a fee schedule. Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient was limited. After a three-year moratorium, a $1,590 annual limitation on therapy services was implemented for a brief period effective September 1, 2003. Effective December 8, 2003, a moratorium was again placed on the limit for the remainder of 2003 and for years 2004 and 2005. We expect that efforts to contain federal spending for Medicare will continue to seek limitations on Medicare reimbursement for various services, and we cannot predict whether any of these efforts will be successful or what effect, if any, such limitations would have on our business. For a further description of this and other laws and regulations involving governmental reimbursements, see "Business -- Sources of Revenue" and "-- Regulation and Healthcare Reform" in
Item 1.

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

  WE ALSO DEPEND UPON OUR ABILITY TO RECRUIT AND RETAIN EXPERIENCED PHYSICAL AND OCCUPATIONAL THERAPISTS.

     As mentioned above, our revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our therapists are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced and clinically skilled therapists, our business may decrease and our net operating revenues may decline. Periodically, we have clinics in isolated communities that are temporarily unable to operate due to the unavailability of a therapist who satisfies our standards.

  OUR REVENUES MAY FLUCTUATE DUE TO WEATHER.

     We have a significant number of clinics in states that normally experience snow and ice during the winter months. A significant number of our clinics are located in states along the Gulf Coast and Atlantic Coast which are subject to periodic hurricanes and other severe storm systems. Periods of severe weather may cause the inability of our staff or patients to travel to our clinics, which may cause a decrease in our net operating revenues.

  OUR REVENUES MAY DECLINE DURING PROLONGED ECONOMIC SLOWDOWN OR RECESSION.

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

     - addition of facilities and services; and

     - payment for services.

     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including our line of business. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see "Business -- Regulation and Healthcare Reform" in Item 1.

  HEALTHCARE REFORM LEGISLATION MAY AFFECT OUR BUSINESS.

     In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. Both the ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible to predict. That impact may be material to our business, financial condition or results of operations.

  WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

     We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. For a more complete description of this competitive environment, see "Business -- Competition" in Item 1. An adverse effect on our business, financial condition or results of operations may require us to write-off or write-down goodwill.

  WE MAY INCUR CLOSURE COSTS AND LOSSES.

     The competitive and/or economic conditions in the local markets in which we operate may require us to close certain clinics. In the event a clinic is closed, we may incur closure costs and losses. The closure costs and losses include, but are not limited to, lease obligations, severance, and write-off of goodwill.

  FUTURE ACQUISITIONS MAY USE SIGNIFICANT RESOURCES, MAY BE UNSUCCESSFUL AND COULD EXPOSE US TO UNFORESEEN LIABILITIES.

     As part of our growth strategy, we intend to pursue acquisitions of outpatient physical and occupational therapy clinics. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

     - the difficulty and expense of integrating acquired personnel into our business;

     - diversion of management's time from existing operations;

     - potential loss of key employees of acquired companies; and

     - assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

     We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility. We also may be unable to acquire outpatient physical and occupational therapy clinics or succeed in achieving improvements in their financial performance.

  CERTAIN OF OUR INTERNAL CONTROLS, PARTICULARLY AS THEY RELATE TO BILLINGS AND CASH COLLECTIONS, ARE LARGELY DECENTRALIZED AT OUR CLINIC LOCATIONS.

     Our clinic operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our internal controls for these functions at our clinics are adequate. Our controls for billing and cash collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.

FACTORS INFLUENCING DEMAND FOR THERAPY SERVICES

     We believe that the following factors, among others, influence the growth of outpatient physical and occupational therapy services:

     Economic Benefits of Therapy Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, continuously seek cost savings for traditional healthcare services. We believe that our therapy services provide a cost-effective way to prevent short-term disabilities from becoming chronic conditions and to speed recovery from surgery and musculoskeletal injuries.

     Earlier Hospital Discharge. Changes in health insurance reimbursement, both public and private, have encouraged the early discharge of patients to reduce costs. We believe that early hospital discharge practices foster greater demand for outpatient physical and occupational therapy services.

     Aging Population. In general, the elderly population has a greater incidence of disability compared to the population as a whole. As this segment of the population grows, we believe that demand for rehabilitation services will expand.

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

SOURCES OF REVENUE

     Payor sources for clinic services are primarily managed care programs, commercial health insurance, Medicare/Medicaid, workers' compensation insurance and proceeds from personal injury cases. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment by the patients of normal deductibles and co-insurance payments. Workers' compensation laws generally require employers to provide, directly or indirectly through insurance, costs of medical rehabilitation for their employees from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient's account is written-off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate.

     The following table shows our payor mix for the years ended:

                              DECEMBER 31, 2004        DECEMBER 31, 2003        DECEMBER 31, 2002
                            ----------------------   ----------------------   ----------------------
PAYOR                        VISITS     PERCENTAGE    VISITS     PERCENTAGE    VISITS     PERCENTAGE
-----                       ---------   ----------   ---------   ----------   ---------   ----------
Managed Care Programs.....    362,781      30.1%       337,794      30.4%       288,950      28.8%
Commercial Health
  Insurance...............    329,481      27.3%       307,895      27.7%       278,379      27.7%
Medicare/Medicaid.........    275,672      22.9%       233,368      21.0%       212,800      21.2%
Workers' Compensation
  Insurance...............    187,375      15.5%       182,137      16.4%       175,658      17.5%
Other.....................     51,044       4.2%        50,658       4.5%        48,650       4.8%
                            ---------     -----      ---------     -----      ---------     -----
  Total...................  1,206,353     100.0%     1,111,852     100.0%     1,004,437     100.0%
                            =========     =====      =========     =====      =========     =====

     Our business also depends to a significant extent on our relationships with commercial health insurers, health maintenance organizations and preferred provider organizations and workers' compensation insurers. In some geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans to obtain payments. Failure to obtain or maintain these approvals would adversely affect financial results.

     Approximately 21.6% of our visits during the year ended December 31, 2004 were from patients with Medicare program coverage. To receive Medicare reimbursement, a Medicare Certified Rehabilitation Agency or the individual therapist must meet applicable participation conditions set by HHS (the Health and Human Services Department of the federal government) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS through Centers for Medicare and Medicaid Service ("CMS") and designated agencies periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. There is no assurance that newly developed clinics will be successful in becoming certified as Medicare providers.

     Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) and/or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. The Medicare Limit is scheduled to be reinstated in 2006 with the amount yet undetermined. The potential negative impact on revenue resulting from a Medicare limit could be reduced by receiving payments from secondary insurance carriers and patients electing to self-pay. If the moratorium is not extended after 2005 and such negative impact is not mitigated by such efforts, the Adjusted Medicare Limit could have an adverse impact on 2006 and later revenue and income.

     Medicare regulations require that a physician certify the need for therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

     Medicaid is not, nor is it expected to be, a material payor for us.

REGULATION AND HEALTHCARE REFORM

     Numerous federal, state and local regulations regulate healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). Based on our operating experience to date, we believe that our business in the states in which we currently operate and as presently conducted does not require certificates of need. Our therapists, however, are required to be licensed, as determined by the state of service delivery. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

     Regulations Controlling Fraud and Abuse. Various federal and state laws regulate the relationships between providers of healthcare services and physicians. These laws include Section 1128B(b) of the Social Security Act (the "Fraud and Abuse Law"), under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. We believe that our billing procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application on a fact specific basis is uncertain and difficult to predict. Several states have enacted state laws similar to the Fraud and Abuse law, which may include payors other than Medicare/Medicaid.

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

     Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law and falls outside the complete scope of the Safe Harbors. We believe our arrangements comply with the Fraud and Abuse Law, even though federal courts provide little guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have an adverse effect on our business, financial condition and results of operations.

     In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG's stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. The Fraud and Abuse Law prohibits knowingly and willfully soliciting, receiving, offering or paying anything of value to induce referrals of items or services payable by a federal healthcare program. We rent clinic space for a number of our clinics from referring physicians and have taken the appropriate steps that we believe are necessary to ensure that all leases comply with the space rental Safe Harbor to the Fraud and Abuse Law. Further, on December 17, 2004, an advisory opinion was issued regarding management services arrangements. We have taken appropriate steps regarding the structure of such arrangements as we believe are necessary to comply.

     Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") prohibit referrals by a physician for "designated health services" to an entity in which the physician or family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law covers a management contract with a physician group and any financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. This law also prohibits billing for services rendered from a prohibited referral. Several states have enacted laws similar to the Stark Law, but these state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have expanded the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with applicable law. If we fail to comply with the Stark Law our financial results and operations would be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

     HIPAA. In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. We believe that our operations fully comply with standards for privacy of protected healthcare information. We also must comply with HIPAA standards for the security of electronic health information by April of 2005. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We cannot predict what negative effect, if any, HIPAA will have on our business.

     Other Regulatory Factors. Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept captivated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

COMPETITION

     The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete directly or indirectly with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

     Of these sources, we believe acute care hospital outpatient therapy clinics and private therapy clinic organizations are our primary competitors. We may face more intense competition as consolidation of the therapy industry continues through the acquisition of physician-owned and other privately owned therapy practices.

     We believe that our strategy of providing key therapists in a community with an opportunity to participate in clinic profitability provides us with a competitive advantage by helping to ensure the commitment of local management to the success of the clinic.

     We also believe that our competitive position is enhanced by our strategy of locating our clinics, when possible, on the ground floor of office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. We offer convenient hours. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Finally, we believe that we can generally provide services at a lower cost than hospitals due to hospitals' higher overhead.

COMPLIANCE PROGRAM

     Our Compliance Program. The ongoing success of our Company depends upon our reputation for quality service and ethical business practices. Our Company operates in a highly regulated environment with many federal, state and local laws and regulations. We take a proactive interest in complying with and understanding the laws and regulations that apply to our business.

     Our Board of Directors ("Board") adopted a Code of Business Conduct and Ethics to clarify the ethical standards under which the directors and management carry out their duties. In addition, the Board has created a Corporate Compliance Sub-Committee of the Board Audit Committee ("Compliance Committee") whose purpose is to assist the Board and its Audit Committee ("Audit Committee") in discharging their oversight responsibilities with respect to compliance with federal and state laws and regulations relating to healthcare.

     We have issued an Ethics and Compliance Manual and created a compliance video. These tools were prepared to ensure that each clinic as well as every employee of our Company and our subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer ("CO"), who reports to the Chairman of the Compliance Committee and has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from to time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

     Committees. Our Compliance Committee, appointed by the Board, consists of three independent directors. The Compliance Committee has general oversight of our Company's compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, especially the CO and other compliance and legal personnel. The CO is in ongoing contact with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports periodically to the Board regarding its actions and recommendations.

     In addition, management has appointed a team to address our Company's compliance with HIPAA. The HIPAA team consists of employees from our legal, information systems, finance, operations, compliance, business services and human resources departments. The team prepares assessments and makes recommendations regarding operational changes and/or new systems, if needed, to comply with HIPAA. The team meets frequently.

     Each clinic has a formally appointed Governing Body composed of a member of management of the Company and the director/administrator of the clinic. The Governing Body retains legal responsibility for the overall conduct of the clinic. The members confer regularly and discuss, among other issues, clinic compliance with applicable laws and regulations.

     Reporting Violations. In order to facilitate our employees' ability to report in confidence, anonymously and without retaliation any perceived improper work-related activities and other violations of our compliance program, we have set up an independent national compliance hotline. The compliance hotline is available to receive confidential reports of wrongdoing Monday through Friday (excluding holidays), 24 hours a day. The compliance hotline is staffed by experienced third party professionals trained to utilize utmost care and discretion in handling sensitive issues and classified information. The information received is documented and forwarded timely to the CO, who, together with the Compliance Committee, has the power and resources to investigate and resolve matters of improper conduct.

     Educating Our Employees. We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible to conduct the initial training sessions on corporate compliance with existing employees. Training is based on our Ethics and Compliance Manual and compliance video. The directors/administrators also provide periodic "refresher" training for existing employees and one-on-one comprehensive training with new hires. The Corporate Compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

     When a clinic opens, the CO sends a package of compliance materials containing manuals and detailed instructions for meeting Medicare Rehabilitation Agency (if applicable) and other compliance requirements. During follow up telephone training with the director/administrator of the clinic, the CO explains various details regarding requirements and compliance standards. The CO and the compliance staff will remain in contact with the director/administrator while the clinic is being brought up to compliance standards and to provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office prior to beginning their duties at the clinic. The corporate compliance group will assist in continued compliance including guidance to the clinic in Medicare certifications, state survey requirements and responses to any items noted by regulatory agencies.

     Monitoring and Auditing Compliance. The Company has in place audit programs and other procedures to monitor and audit compliance with application policies and procedures. We employ internal auditors who as part of their job responsibilities conduct periodic audits of each clinic. Each clinic is typically audited regularly and additional focused audits are performed as deemed necessary. During these audits, particular attention is paid to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, marketing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator will receive a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved. Recently, we added a Medicare Remediation Specialist to our compliance staff. The Medicare Remediation Specialist assists clinics in implementing corrective measures for items identified during the audit process.

     Handling Enforcement and Discipline. It is our policy that any employee who fails to comply with compliance program requirements or who negligently or deliberately fails to comply with known law or regulation specifically addressed in our compliance program should be subject to disciplinary action up to and including immediate discharge. The Compliance Committee, Compliance staff, human resources staff and clinic management investigate violations of our compliance program and impose disciplinary action as considered appropriate.

EMPLOYEES

     At December 31, 2004, we employed 1,349 people, of which 1,138 were full-time employees. At that date, none of our employees were governed by collective bargaining agreements or were members of unions. We consider our relations with our employees to be good.

     In the states in which our current clinics are located, persons performing designated physical and occupational therapy services are required to be licensed by the state. All persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

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

ITEM 2.  PROPERTIES.

     We lease all of the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of one clinic in Mineral Wells, Texas, which we own. We intend to lease the premises for any new clinics locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,500 to 3,000 square feet.

     We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in June 2010. We currently occupy approximately 37,537 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.  LEGAL PROCEEDINGS.

     We are involved in litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, we do not believe the impact of existing lawsuits or other proceedings will have a material impact on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

     Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "USPH." As of March 4, 2005 there were 37 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

                                                          2004              2003
                                                     ---------------   ---------------
QUARTER                                               HIGH     LOW      HIGH     LOW
-------                                              ------   ------   ------   ------
First..............................................  $16.36   $12.62   $13.08   $ 9.65
Second.............................................   15.53    12.10    15.15    10.55
Third..............................................   13.61    12.00    16.03    11.37
Fourth.............................................   15.80    13.32    16.00    12.16

     Since inception we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan, Executive Option Plan and Inducement option agreements.

                                                                                NUMBER OF SECURITIES
                                NUMBER OF SECURITIES                          REMAINING AVAILABLE FOR
                                 TO BE ISSUED UPON      WEIGHTED AVERAGE    FUTURE ISSUANCE UNDER EQUITY
                                    EXERCISE OF        EXERCISE PRICE OF        COMPENSATION PLANS,
                                OUTSTANDING OPTIONS       OUTSTANDING           EXCLUDING SECURITIES
PLAN CATEGORY                        AND RIGHTS        OPTIONS AND RIGHTS     REFLECTED IN 1ST COLUMN
-------------                   --------------------   ------------------   ----------------------------
Equity Compensation Plans
  Approved by
  Stockholders(1).............         952,633              $11.8470                  164,000
Equity Compensation Plans Not
  Approved by
  Stockholders(2).............         238,894              $13.1577                  177,886
                                     ---------              --------                  -------
Total.........................       1,191,527              $12.1098                  341,886
                                     =========              ========                  =======

---------------

(1) The 1992 Stock Option Plan, as amended, (the "1992 Plan") expired in 2002, and no new option grants can be awarded subsequent to this date. The Executive Option Plan (the "Executive Plan") permits us to grant to officers or our affiliates, options to purchase shares of our common stock. No further grants of options will be made under the Executive Plan. The 2003 Stock Incentive Plan (the "2003 Plan") permits us to grant stock-based compensation to employees, consultants and outside directors of the Company.

(2) The 1999 Employee Stock Option Plan (the "1999 Plan") permits us to grant to certain non-officer employees non-qualified options to purchase shares of our common stock. We granted Inducement options to certain individuals in connection with their offers of employment or initial affiliation with us. Each inducement option was made pursuant to an option grant agreement.

     For further descriptions of the 1992 Plan, 1999 Plan, 2003 Plan and the Inducements, see Stock Option Plans" in Note 8 of the Notes to the Consolidated Financial Statements in Item 8.

REPURCHASE OF COMMON STOCK

     The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended December 31, 2004.

                                                               TOTAL NUMBER OF            MAXIMUM
                                                               SHARES PURCHASED       NUMBER OF SHARES
                                                                  AS PART OF          THAT MAY YET BE
                         TOTAL NUMBER OF    AVERAGE PRICE     PUBLICLY ANNOUNCED    PURCHASED UNDER THE
PERIOD                   SHARES PURCHASED   PAID PER SHARE   PLANS OR PROGRAMS(1)   PLANS OR PROGRAMS(1)
------                   ----------------   --------------   --------------------   --------------------
October 1, 2004 through
  October 31, 2004.....        7,700            $14.17               7,700                    N/A
November 1, 2004
  through November 30,
  2004.................       98,700            $15.11              98,700                    N/A
December 1, 2004
  through December 31,
  2004.................      217,003            $15.33             217,003                444,197
                             -------            ------             -------                -------
Total..................      323,403            $15.24             323,403                444,197
                             =======            ======             =======                =======

---------------

(1) In the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002, the Company announced that in September 2001 the Board had authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In the Company's Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 5, 2003, the Company announced that on February 26, 2003 the Board had authorized a new share repurchase program of up to 250,000 shares of the Company's outstanding common stock. In the Company's Form 8-K filed on December 9, 2004, the Company announced that on December 8, 2004, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company's outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended December 31, 2004 were purchased under these programs.

     In the third quarter of 2004, the Company purchased 50,000 shares of its common stock for an aggregate cost of $656,000. The total shares purchased in 2004 totaled 373,403.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7.

                                                  YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------
                                       2004       2003      2002      2001      2000
                                     --------   --------   -------   -------   -------
                                          ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues(1)....................  $118,308   $105,513   $94,653   $80,811   $63,069
Operating income(1)................  $ 15,993   $ 16,942   $18,788   $16,811   $10,231
Income before income taxes.........  $ 10,777   $ 11,783   $13,724   $11,503   $ 6,138
Net income.........................  $  6,678   $  7,331   $ 8,488   $ 7,071   $ 3,735
Net income per common share:
  Basic(2).........................  $   0.56   $   0.66   $  0.77   $  0.70   $  0.40
  Diluted(2).......................  $   0.54   $   0.61   $  0.67   $  0.55   $  0.34
Total assets(1)....................  $ 61,608   $ 54,839   $43,535   $37,520   $23,507
Long-term debt, less current
  portion..........................        --   $     83   $ 2,350   $ 3,021   $ 7,226
Working capital(1).................  $ 34,988   $ 28,728   $20,764   $19,654   $10,791
Current ratio(1)...................      7.23       5.57      6.17      6.04      3.83
Total long-term debt to total
  capitalization(3)................        --         --      0.07      0.12      0.46

     See Notes on following page.

---------------

(1) Certain reclassifications have been made to prior year amounts to conform to current year presentation. In response to the February 7, 2005 letter from the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, the Company undertook a comprehensive review of its accounting practices for leases. The Company had historically accounted for tenant improvements allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined the FASB Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. The Company made a cumulative adjustment in the prior year balance sheet which had the effect of increasing fixed assets, net and deferred rent by approximately $1.5 million. This cumulative adjustment did not have any effect on the prior year income statements and was immaterial with respect to the statements of cash flows. In addition, the components of deferred taxes have been appropriately classified in the prior year balance sheets.

     In addition, the Consolidated Balance Sheet as of December 31, 2003 reflects a revision in classification to accrued liabilities of credit balances previously included as an offset to accounts receivable. The credit balances are primarily related to patients and payors. The Consolidated Statements of Net Income reflect a reclassification of interest income from net revenues to interest income/expense, net.

(2) All per share information has been adjusted to reflect a two-for-one stock split on January 5, 2001, and a three-for-two stock split on June 28, 2001.

(3) In 2003, the majority of the Company's outstanding debt was classified as short-term resulting in the ratio of total long-term debt to total capitalization being less than 0.01 to 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

     Our Business. We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At December 31, 2004 we operated 264 outpatient physical and occupational therapy clinics in 35 states. The average age of our clinics at December 31, 2004, was
4.5 years. We have developed 258 of the clinics and acquired six. To date, we have sold four clinics, closed 34 facilities due to substandard performance, and consolidated four clinics with other existing clinics. In 2004, we added 35 new clinics, closed 12 and sold 1.

     In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with four third-party facilities under management as of December 31, 2004.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

     Revenue Recognition. We bill third-party payors for services at standard rates. Net patient revenues are based on established billing rates, less allowances and discounts for patients covered by contractual programs. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics. Net patient revenues reflect reserves, evaluated monthly by management, for contractual and other adjustments agreed to or established with payors. Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see "Business -- Sources of Revenue" in Item 1.

     Allowance for Doubtful Accounts. We review the accounts receivable aging and rely on prior experiences with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have large numbers of aged accounts generally have less favorable collection experience, and thus they require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our aggregate bad debt allowance is regularly reviewed for adequacy in light of current and historical experience.

     Accounting for Income Taxes. As part of the process of preparing the consolidated financial statements, we must estimate our federal and state income tax liability, as well as assess temporary differences resulting from differing treatment of items (such as bad debt expense and amortization of leasehold improvements) for tax and for accounting purposes. The differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We periodically assess the likelihood that deferred tax assets will be recovered from future taxable income, and if not, establish a valuation allowance.

     Carrying Value of Long-Lived Assets. Our property and equipment, intangible assets and goodwill (collectively, our "long-lived assets") comprise a significant portion of our total assets. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 144. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

     Accounting for Minority Interests. In the majority of our partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the beginning of each subsequent year up to a maximum of 35%. Within the balance sheet and statement of net income, we record partner therapists' profit interest in the clinic partnerships as minority interest in earnings of subsidiary limited partnerships for those formed prior to January 18, 2001. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No, 44", which provides specific accounting guidance relating to various incentive compensation issues. We reviewed EITF 00-23 with respect to the partnership structure and the accounting for minority interests and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires us to expense as compensation rather than as a minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 also requires, as to clinic partnerships formed after January 18, 2001, that we expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships. At December 31, 2004, we operated 178 clinics which had a minority interest.

     In accordance with the above, for the years ended December 31, 2004, 2003 and 2002, we have expensed $823,000, $428,000 and $306,000, respectively, of the minority interests in earnings of subsidiary limited partnerships relating to certain partnerships formed after January 18, 2001, as salaries and related costs. As of December 31, 2004, 2003 and 2002, $490,000, $346,000, and $276,000,
respectively, in undistributed minority interests related to those partnerships is classified as other long-term liabilities. This change in classification had no effect on net income at December 31, 2004, 2003 and 2002 but rather resulted in a reclassification from minority interests in earnings to salaries and related costs. See "Minority

Interest" (a subsection of "Significant Accounting Policies") -- Note 2 of the Notes to Consolidated Financial Statements in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

     The following table presents selected operating and financial data. We view the non-financial data points as key indicators of our operating performance. In particular, we view average visits per day per clinic as a material component of our operating performance. As indicated below, the number of daily visits to our clinics has declined from an average of 22.1 per clinic during 2002 to an average of 18.9 per clinic during 2004.

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Number of clinics................................         264          242          202
Working days.....................................         255          254          254
Average visits per day per clinic................        18.9         19.9         22.1
Total patient visits.............................   1,206,359    1,111,852    1,004,437
Net patient revenue per visit....................  $    96.40   $    92.84   $    91.93
Statements of operations per visit:
  Net revenues...................................  $    98.07   $    94.89   $    94.23
  Salaries and related costs.....................      (48.95)      (47.13)      (44.66)
  Rent, clinic supplies and other................      (20.67)      (19.09)      (17.93)
  Provision for doubtful accounts................       (1.07)       (0.84)       (1.66)
                                                   ----------   ----------   ----------
                                                        27.38        27.83        29.98
  Closure costs..................................       (0.57)       (0.03)          --
  Gain on sale or disposal of fixed asset........        0.37           --           --
  Corporate office costs.........................      (13.93)      (12.56)      (11.28)
                                                   ----------   ----------   ----------
     Operating income............................  $    13.25   $    15.24   $    18.70
                                                   ==========   ==========   ==========

RESULTS OF OPERATIONS

  FISCAL YEAR 2004 COMPARED TO FISCAL 2003

     - Net revenues rose 12% to $118.3 million from $105.5 million primarily due to an 8% increase in patient visits to 1.2 million and a $3.56 or 4% increase in net patient revenues per visit to $96.40.

     - Net income declined 9% to $6.7 million from $7.3 million.

     - Earnings per share decreased 11% to $0.54 per diluted share from $0.61 per diluted share. Total diluted shares outstanding at December 31, 2004 and 2003 were 12.4 million and 12.2 million, respectively.

  Net Patient Revenues

     - Net patient revenues increased to $116.3 million for the year ended December 31, 2004 ("2004") from $103.2 million for the year ended December 31, 2003 ("2003"), an increase of $13.0 million, or 13%, primarily due to an 8% increase in patient visits to 1.2 million and a $3.56 increase in patient revenues per visit to $96.40. The increase in patient revenues per visit was primarily due to contractual fee increases.

     - Total patient visits increased 94,500, or 8%, to 1.2 million for 2004 from 1.1 million for 2003. The growth in visits for the period was attributable to approximately 25,500 visits in clinics opened during 2004 ("New Clinics") together with a 69,000 or 6% increase in visits for clinics opened prior to 2004 ("Mature Clinics"). For clinics opened in 2003, the number of visits increased by 113,000 for 2004 compared to 2003. For clinics opened prior to 2003, the number of visits decreased by 44,000 in 2004 compared to 2003.

     - Net patient revenues from New Clinics accounted for approximately 19% of the total increase, or approximately $2.5 million. The remaining increase of $10.5 million in net patient revenues was from Mature Clinics.

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

  Clinic Operating Costs

     Clinic operating costs were 72% of net revenues for 2004 and 71% of net revenues for 2003. Each component of clinic operating costs is discussed below:

     CLINIC OPERATING COSTS -- SALARIES AND RELATED COSTS

          Salaries and related costs increased to $59.1 million for 2004 from $52.4 million for 2003, an increase of $6.6 million, or 13%. Approximately 29% of the increase, or $1.9 million, was attributable to the New Clinics. The remaining 71% of the increase, or $4.7 million, was due to higher costs at various Mature Clinics due to ramping up activities. Salaries and related costs as a percent of net revenues was 50% for both 2004 and 2003.

     CLINIC OPERATING COSTS -- RENT, CLINIC SUPPLIES AND OTHER

          Rent, clinic supplies and other costs increased to $24.9 million for 2004 from $21.2 million for 2003, an increase of $3.7 million, or 17%. Approximately 41% of the increase or $1.5 million was attributable to the New Clinics, $1.9 million was attributable to various Mature Clinics due to escalating rent costs and $0.3 million was attributable to lease expense as described in the next sentence. In response to the February 7, 2005 letter from the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we undertook a comprehensive review of our accounting practices for leases. As a result of this review, we made an accounting adjustment that resulted in an acceleration of rent expense under certain leases that contained rent abatements and/or fixed escalations in rental payments. We recorded a cumulative rent expense adjustment relating to this matter principally for the years 2001 to 2004 of approximately $254,000 pre-tax in the fourth quarter of 2004. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion. Rent, clinic supplies and other costs as a percent of net revenues was 21% and 20% for 2004 and 2003, respectively.

     CLINIC OPERATING COSTS -- PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $1.3 million for 2004 from $932,000 for 2003, an increase of $360,000 or 39%. The provision for doubtful accounts as a percent of net patient revenues was 1% for both 2004 and 2003. Our allowance for bad debts as a percent of total patient accounts receivable was 12% at December 31, 2004, as compared to 19% at December 31, 2003 (adjusted for the reclassification of accounts receivable credits to accrued liabilities -- See Note 2 of the Notes to the Consolidated Financial Statements).

     CLOSURE COSTS

          In the 2004 third quarter, we recognized a loss of $815,000 related to the closure of eight clinics. In the fourth quarter, we recognized a loss of $42,500 related to a closed clinic, which was offset by a

     $121,000 benefit resulting from our ability to reduce liabilities related to lease obligations on the eight clinic closures in the third quarter through renegotiation and early termination of certain leases. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.

     GAIN ON SALE OF CLINIC ASSETS

          On June 30, 2004, we recognized a gain of $452,000 primarily related to the sale of a clinic. See Note 4 of the Notes to the Consolidated Financial Statements for further discussion.

  Corporate Office Costs

     Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, increased to $16.8 million for 2004 from $14.0 million for 2003, an increase of $2.8 million, or 20%. Salary expense increased due to a one time charge of $650,000 related to the resignation of our former CEO along with $220,000 in recruiting fees primarily related to the CEO search. Additionally, there was an increase of $325,000 related to the new Chief Operating Officer and Chief Financial Officer and corporate bonus accruals of $300,000. Legal expense increased by $624,000 due to various legal issues. Accounting fees increased by $470,000 primarily due to implementing requirements of the Sarbanes-Oxley Act of 2002 and increased tax compliance and auditing fees. Corporate office costs as a percent of net revenues increased to 14% for 2004 from 13% for 2003.

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships increased 7% to $5.4 million for 2004 from $5.0 million for 2003. As a percentage of operating income, minority interest increased to 34% for 2004 from 30% for 2003. In the majority of our partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the beginning of each subsequent year up to a maximum of 35%.

  Provision for Income Taxes

     The provision for income taxes decreased to $4.1 million for 2004 from $4.5 million for 2003, a decrease of approximately $353,000, or 8% as a result of lower pre-tax income. During 2004 and 2003, we accrued state and federal income taxes at an effective tax rate of 38%.

  FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     - Net revenues rose 11% to $105.5 million from $94.7 million primarily due to an 11% increase in patient visits to 1.1 million and a $0.91 increase in net patient revenues per visit to $92.84.

     - Net income declined 14% to $7.3 million from $8.5 million.

     - Earnings per diluted share were $0.61 for 2003 and $0.67 for the year ended December 31, 2002 ("2002"). Total diluted shares at December 31, 2003 were 12.2 million, a reduction of approximately 700,000 shares from
       12.9 million at December 31, 2002 primarily due to a decrease in the dilutive effect on stock options of approximately 750,000 shares, offset with an increase in the number of weighted-average shares outstanding of approximately 75,000 shares. The 750,000 decrease in the dilutive effect on stock options was directly related to a decline in average year to date stock price to $13.10 for 2003 compared to $14.97 for 2002 and a decline in the total number of options outstanding to 1,167,441 for 2003 compared to 1,698,941 for 2002.

  Net Patient Revenues

     - Net patient revenues increased to $103.2 million for 2003 from $92.3 million for 2002, an increase of $10.9 million, or 12%, primarily due to an 11% increase in patient visits to 1.1 million and a $0.91 increase in patient revenues per visit to $92.84.

     - Total patient visits increased 107,000, or 11%, to 1.1 million for 2003 from 1.0 million for 2002. The growth in visits for the year was attributable to an increase of 103,000 visits in clinics opened between January 1, 2002 and December 31, 2002 and 40,000 visits from clinics developed during 2003 (the "2003 New Clinics"), offset by a 36,000 decrease in visits for clinics opened before January 1, 2002. We believe the decrease in visits for clinics opened before January 1, 2002 was primarily a result of increases in patient co-payments and deductibles which contributed to some softness in the therapy sector. We also believe that in certain markets this decline was attributable to higher unemployment rates or increased competition levels.

     - Net patient revenues from 2003 New Clinics accounted for approximately 36% of the increase, or approximately $3.9 million. The remaining increase of $7 million in net patient revenues was from clinics opened prior to January 1, 2003 (the "2003 Mature Clinics"). Of the $7 million increase, $10 million related to 40 clinics opened during 2002, offset by a $3 million decrease in clinics opened prior to January 1, 2002. In addition, of the $7 million increase in net patient revenues from the 2003 Mature Clinics, $6.2 million of this increase related to a 7% increase in patient visits, while $880,000 was due to a less than 1% increase in the average net revenue per visit.

  Clinic Operating Costs

     Clinic operating costs as a percent of net revenues were 71% for 2003 and 68% for 2002.

     CLINIC OPERATING COSTS -- SALARIES AND RELATED COSTS

          Salaries and related costs increased to $52.4 million for 2003 from $44.9 million for 2002, an increase of $7.5 million, or 17%. Approximately 34% of the increase, or $2.6 million, was incurred at the 2003 New Clinics. The remaining 66% increase, or $5 million, was due principally to an increase in salaries and related costs of $4.5 million in 2003 Mature Clinics opened in 2002 that experienced an increase in clinic staff to meet the increase in patient visits. Additionally, salaries and related costs increased $218,000 and $122,000 relating to increased group health insurance cost and compensation costs associated with minority interests in earnings of subsidiary limited partnerships relating to the 30 partnerships formed after January 18, 2001, respectively. Bonuses are based on the net revenues and operating profit generated by the individual clinics. Salaries and related costs as a percent of net revenues were 50% for 2003 and 47% for 2002.

     CLINIC OPERATING COSTS -- RENT, CLINIC SUPPLIES AND OTHER

          Rent, clinic supplies and other increased to $21.2 million for 2003 from $18 million for 2002, an increase of $3.2 million, or 18%. The $3.2 million consisted of a $2 million increase in rent, clinic supplies and other at 2003 New Clinics with the remaining $1.2 million in our 2003 Mature Clinics. Rent, clinic supplies and other as a percent of net revenues increased to 20% for 2003 from 19% for 2002.

     CLINIC OPERATING COSTS -- PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts decreased to $932,000 for 2003 from $1.7 million for 2002, a decrease of $737,000 or 44%. This decrease was primarily due to enhanced collection efforts and a resulting improvement in experience. The provision for doubtful accounts as a percent of net patient revenues decreased to 0.9% for 2003 from 1.8% for 2002. Our allowance for bad debts as a percent of total patient accounts receivable was 19% at December 31, 2003, as compared to 24% at December 31, 2002. Accounts receivable days outstanding decreased to 68 days at December 31, 2003 as compared to 71 days at December 31, 2002. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts.

  Corporate Office Costs

     Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, increased to $14.0 million for 2003 from $11.3 million for 2002, an increase of $2.7 million, or 24%. Corporate office costs increased primarily as a result of an increase in salaries and benefits, recruitment fees, severance costs, depreciation expense, higher legal and accounting fees and an increase in insurance premiums. Corporate office costs as a percent of net revenues increased to 13% for 2003 from 12% for 2002.

  Minority Interests in Earnings of Subsidiary Limited Partnerships

     Minority interests in earnings of subsidiary limited partnerships increased to $5 million for 2003 from $4.9 million for 2002, an increase of $89,000, or 2%. The increase in minority interests in earnings resulted from an increase in the limited partnerships' profit interest in Mature Clinics opened prior to January 18, 2001, offset by the 2003 amount of minority interest classified as salaries and related costs. As a percentage of operating income, minority interest increased to 30% for 2003 from 26% for 2002. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

  Provision for Income Taxes

     The provision for income taxes decreased to $4.5 million for 2003 from $5.2 million for 2002, a decrease of approximately $0.8 million, or 15% as a result of lower pre-tax income. During 2003 and 2002, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that our business is generating enough cash flow from operating activities to allow us to meet our short-term and long-term cash requirements excluding possible acquisitions. At December 31, 2004, we had $20.6 million in cash and cash equivalents compared to $16.8 million at December 31, 2003, an increase of 23%. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments. Included in cash and cash equivalents at December 31, 2004 were $1.9 million in a money market fund and $13.7 million in a short-term debt instrument issued by an agency of the U.S. Government.

     The increase in cash of $3.7 million from December 31, 2003 to December 31, 2004 is due primarily to $17.9 million in cash provided by operating activities, offset by cash used in financing and investing activities of $9.2 million and $5.0 million, respectively. In 2004, we used $5.3 million for distributions to minority investors in subsidiary limited partnerships, $5.6 million to repurchase 373,403 shares of common stock of the Company, $5.0 million to purchase fixed assets and $0.5 million for intangibles. During 2004, the exercise of stock options generated $1.8 million in cash to the Company and resulted in a related tax benefit of $1.6 million.

     Our current ratio increased to 7.2 to 1.0 at December 31, 2004 from 5.6 to
1.0 at December 31, 2003. The increase in the current ratio is due primarily to the conversion of Convertible Subordinated Notes into common stock of the Company upon maturity and the increase in cash and cash equivalents.

     We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of December 31, 2004 are summarized as follows (in thousands):

CONTRACTUAL OBLIGATION     TOTAL     2005      2006      2007     2008     2009    THEREAFTER
----------------------    -------   -------   -------   ------   ------   ------   ----------
Notes Payable...........  $    70   $    70   $    --   $   --   $   --   $   --      $ --
Employee Agreements.....   17,092    12,555     2,458    1,594      382      103        --
Operating Leases........   31,060     9,413     8,258    6,653    4,125    2,162       449
                          -------   -------   -------   ------   ------   ------      ----
  Total.................  $48,222   $22,038   $10,716   $8,247   $4,507   $2,265      $449
                          =======   =======   =======   ======   ======   ======      ====

     In 2002, $667,000 of a convertible subordinated note was converted into 200,100 shares of common stock, leaving a $2.3 million balance at December 31, 2003 and 2002. On January 12, 2004, $666,660 of the convertible subordinated note was converted into 200,000 shares of common stock and, on June 30,

2004, the final remaining $1.7 million balance was converted by the note holder into 499,900 shares of common stock.

     We do not currently have a credit line or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them which requires less capital. We plan to continue developing new clinics and may also make acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests are expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2005.

     In September 2001, the Board of Directors ("Board") authorized management to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of our common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of our outstanding common stock. As of December 31, 2004, there were 444,000 shares that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions. Shares purchased are held as treasury shares and may be used for valid corporate purposes or retired as the Board deems advisable. During the years ended December 31, 2004, 2003 and 2002, we purchased 373,403; 1,800 and 795,600 shares, respectively, of our common stock on the open market for $5.6 million, $20,410 and $10.5 million, respectively.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

     In May 2003, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued. SFAS 150 establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. SFAS 150 also includes disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain redeemable financial instruments, SFAS 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory instruments. The adoption of SFAS 150 did not have an impact on our financial condition or results of operations.

     In December 2003, the FASB issued Revised Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in "special purpose entities" during 2003. Effective as of the first quarter of 2004, FIN 46R is applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on our financial position, results of operations or cash flows.

     In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The adoption of FSP 106-2 did not have an impact on our financial condition or results of operations.

     In December 2004, the FASB issued Revised SFAS 123, "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. For the Company, SFAS 123R is effective for our third quarter which begins July 1, 2005. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective dated. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     We currently utilize Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined the model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Also, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when and if employees exercise stock options. However, the amount of operating cash flows recognized in the prior periods for the tax benefit from exercise of stock options, as shown in the Consolidated Statements of Cash Flows, were $1.6 million for 2004, $2.0 million for 2003 and $4.2 million for 2002.

     We currently expect to adopt SFAS 123R effective July 1, 2005; however, we are evaluating our method of estimating the grant-date fair value and which of the aforementioned adoption methods we will use. Based on stock options granted to its employees through December 31, 2004, we expect that the adoption of SFAS 123R, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $65,000 each.

     Previously, in December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," ("SFAS 148") which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002. For 2004, 2003 and 2002, we continued to use the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" to account for employee stock options and apply the disclosures required under SFAS 123 and SFAS 148.

FACTORS AFFECTING FUTURE RESULTS

  CLINIC DEVELOPMENT

     As of December 31, 2004, we had 264 clinics in operation, 35 of which opened in 2004. We expect to incur initial operating losses from new clinics opened in 2005, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on historical performance of our new clinics, generally the clinics opened in 2004 and late 2003 would favorably impact our results of operations beginning in 2005.

  CONVERTIBLE SUBORDINATED DEBT

     In May 1994, we issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note was convertible at the option of the holder into shares of Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bore interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The principal amount under the Series C Note was $2.3 million at December 31, 2003. On January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the final remaining balance of $1.7 million of the Series C Note was converted by the note holder into 499,900 shares of common stock. The Series C Note was unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company. See Note 6 of the Notes to the Consolidated Financial Statements in
Item 8.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2004 was other notes of $70,000. See Note 6 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

Management's Report on Internal Control Over Financial
  Reporting.................................................    27
Report of Independent Registered Public Accounting
  Firm -- Grant Thornton LLP................................    28
Independent Auditors' Attestation of Management's Evaluation
  of Internal Controls......................................    29
Report of Independent Registered Public Accounting
  Firm -- KPMG LLP..........................................    30
Audited Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................    31
Consolidated Statements of Net Income for the years ended
  December 31, 2004, 2003 and 2002..........................    32
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2004, 2003 and 2002..............    33
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................    34
Notes to Consolidated Financial Statements..................    35

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. U.S. Physical Therapy, Inc. and subsidiaries' (the "Company's") internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the preparation and reporting of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that:

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of the Company's management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's independent registered public accounting firm has audited and issued their report on management's assessment of the Company's internal control over financial reporting, which appears on page 29.

March 14, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated balance sheet of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of net income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Physical Therapy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005, expressed an unqualified opinion that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting and on management's assessment thereof.

/s/ GRANT THORNTON LLP

Houston, Texas
March 14, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited management's assessment, included in the accompanying management's report on internal control over financial reporting, that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2004, and the related statements of net income, shareholders' equity, and cash flows the year then ended, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 14, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

     We have audited the accompanying consolidated balance sheet of U.S. Physical Therapy, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of net income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Houston, Texas
March 4, 2004

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,553    $ 16,822
  Patient accounts receivable, less allowance for doubtful
     accounts of $2,447 and $3,456, respectively............    17,669      15,008
  Accounts receivable -- other..............................       549         758
  Other current assets......................................     1,835       2,432
                                                              --------    --------
     Total current assets...................................    40,606      35,020
Fixed assets:
  Furniture and equipment...................................    22,781      20,598
  Leasehold improvements....................................    13,912      12,644
                                                              --------    --------
                                                                36,693      33,242
  Less accumulated depreciation and amortization............    23,043      19,941
                                                              --------    --------
                                                                13,650      13,301
Goodwill....................................................     6,127       5,685
Other assets................................................     1,225         833
                                                              --------    --------
                                                              $ 61,608    $ 54,839
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable -- trade.................................  $  1,181    $    498
  Accrued expenses..........................................     4,367       3,422
  Notes payable.............................................        70          39
  Convertible subordinated notes payable....................        --       2,333
                                                              --------    --------
     Total current liabilities..............................     5,618       6,292
Notes payable -- long-term portion..........................        --          83
Deferred rent...............................................     1,518       1,493
Other long-term liabilities.................................       982         346
                                                              --------    --------
     Total liabilities......................................     8,118       8,214
Minority interests in subsidiary limited partnerships.......     3,311       3,278
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares
     authorized, no shares issued and outstanding...........        --          --
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 13,436,557 and 12,242,577 shares issued at
     December 31, 2004 and 2003, respectively...............       134         122
  Additional paid-in capital................................    32,534      26,808
  Retained earnings.........................................    35,617      28,939
  Treasury stock at cost, 1,320,503 and 947,100 shares held
     at December 31, 2004 and 2003, respectively............   (18,106)    (12,522)
                                                              --------    --------
     Total shareholders' equity.............................    50,179      43,347
                                                              --------    --------
                                                              $ 61,608    $ 54,839
                                                              ========    ========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF NET INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2004          2003          2002
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient revenues........................................   $116,295      $103,225      $92,343
Management contract revenues................................      1,968         2,210        2,284
Other revenues..............................................         45            78           26
                                                               --------      --------      -------
     Net revenues...........................................    118,308       105,513       94,653
Clinic operating costs:
  Salaries and related costs................................     59,053        52,406       44,856
  Rent, clinic supplies and other...........................     24,929        21,226       18,006
  Provision for doubtful accounts...........................      1,293           932        1,669
                                                               --------      --------      -------
                                                                 85,275        74,564       64,531
  Closure costs.............................................        690            40           --
  (Gain) on sale or disposal of fixed assets................       (452)           --           --
Corporate office costs......................................     16,802        13,967       11,334
                                                               --------      --------      -------
Operating income............................................     15,993        16,942       18,788
Interest (income) expense, net..............................       (146)          134          128
Minority interests in subsidiary limited partnerships.......      5,362         5,025        4,936
                                                               --------      --------      -------
Income before income taxes..................................     10,777        11,783       13,724
Provision for income taxes..................................      4,099         4,452        5,236
                                                               --------      --------      -------
     Net income.............................................   $  6,678      $  7,331      $ 8,488
                                                               ========      ========      =======
Basic earnings per common share.............................   $   0.56      $   0.66      $  0.77
                                                               ========      ========      =======
Diluted earnings per common share...........................   $   0.54      $   0.61      $  0.67
                                                               ========      ========      =======
Shares used in computation:
Basic earnings per common share.............................     11,916        11,051       10,975
                                                               ========      ========      =======
Diluted earnings per common share...........................     12,431        12,227       12,935
                                                               ========      ========      =======

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK     ADDITIONAL               TREASURY STOCK         TOTAL
                                          ---------------    PAID-IN     RETAINED   -----------------   SHAREHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     EARNINGS   SHARES    AMOUNT       EQUITY
                                          ------   ------   ----------   --------   ------   --------   -------------
                                                                        (IN THOUSANDS)
Balance December 31, 2001...............  10,688    $107     $15,429     $13,120      (150)  $ (1,990)    $ 26,666
Proceeds from exercise of stock
  options...............................     931       9       2,997          --        --         --        3,006
Tax benefit from exercise of stock
  options...............................      --      --       4,228          --        --         --        4,228
8% convertible subordinated notes
  converted to common stock.............     200       2         665          --        --         --          667
Purchase of treasury stock..............      --      --          --          --      (795)   (10,512)     (10,512)
Other...................................      --      --          (6)         --        --         --           (6)
Net income..............................      --      --          --       8,488        --         --        8,488
                                          ------    ----     -------     -------    ------   --------     --------
Balance December 31, 2002...............  11,819     118      23,313      21,608      (945)   (12,502)      32,537
Proceeds from exercise of stock
  options...............................     424       4       1,458          --        --         --        1,462
Tax benefit from exercise of stock
  options...............................      --      --       2,037          --        --         --        2,037
Purchase of treasury stock..............      --      --          --          --        (2)       (20)         (20)
Net income..............................      --      --          --       7,331        --         --        7,331
                                          ------    ----     -------     -------    ------   --------     --------
Balance December 31, 2003...............  12,243     122      26,808      28,939      (947)   (12,522)      43,347
Proceeds from exercise of stock
  options...............................     494       5       1,766          --        --         --        1,771
Tax benefit from exercise of stock
  options...............................      --      --       1,634          --        --         --        1,634
8% convertible subordinated notes
  converted to common stock.............     700       7       2,326          --        --         --        2,333
Purchase of treasury stock..............      --      --          --          --      (374)    (5,584)      (5,584)
Net income..............................      --      --          --       6,678        --         --        6,678
                                          ------    ----     -------     -------    ------   --------     --------
Balance December 31, 2004...............  13,437    $134     $32,534     $35,617    (1,321)  $(18,106)    $ 50,179
                                          ======    ====     =======     =======    ======   ========     ========

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2004      2003       2002
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 6,678   $ 7,331   $  8,488
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    4,322     3,863      3,030
  Minority interests in earnings of subsidiary limited
     partnerships...........................................    5,362     5,025      4,936
  Provision for doubtful accounts...........................    1,293       932      1,669
  Tax benefit from exercise of stock options................    1,634     2,037      4,228
  Deferred income taxes.....................................      146       474       (319)
  Deferred rent.............................................     (350)     (272)       (75)
  Loss (gain) on sale or abandonment of fixed assets, net...     (154)       --         --
  Other.....................................................       --        14         --
Changes in operating assets and liabilities:
  Increase in patient accounts receivable...................   (3,954)   (1,963)    (2,260)
  Decrease in accounts receivable -- other..................      209       110         10
  (Increase) decrease in other assets.......................       59        --       (773)
  (Decrease) increase in accounts payable and accrued
     expenses...............................................    1,628       (59)       364
  Increase in deferred rent.................................      374        --         --
  Increase in other liabilities.............................      637        40        226
                                                              -------   -------   --------
Net cash provided by operating activities...................   17,884    17,532     19,524
                                                              -------   -------   --------
INVESTING ACTIVITIES
Purchase of fixed assets....................................   (4,970)   (5,133)    (5,565)
Purchase of goodwill........................................     (504)      (31)    (1,071)
Proceeds on sale of fixed assets............................      515        --         --
Other.......................................................       --       136          2
                                                              -------   -------   --------
Net cash used in investing activities.......................   (4,959)   (5,028)    (6,634)
                                                              -------   -------   --------
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited
  partnerships..............................................   (5,329)   (4,696)    (5,161)
Payment of notes payable....................................      (52)      (38)      (701)
Repurchase of common stock..................................   (5,584)      (20)   (10,512)
Proceeds from exercise of stock options.....................    1,771     1,462      3,006
Other.......................................................       --        --        (33)
                                                              -------   -------   --------
Net cash used in financing activities.......................   (9,194)   (3,292)   (13,401)
                                                              -------   -------   --------
Net increase (decrease) in cash and cash equivalents........    3,731     9,212       (511)
Cash and cash equivalents -- beginning of year..............   16,822     7,610      8,121
                                                              -------   -------   --------
Cash and cash equivalents -- end of year....................  $20,553   $16,822   $  7,610
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes..............................................  $ 1,790   $ 2,785   $    869
  Interest..................................................  $    69   $   233   $    168
Non-cash transactions during the period:
Conversion of Series C Notes into common stock..............  $ 2,333   $    --   $    667
Note payable purchase of minority interest
  Purchase of intangibles/minority interest.................  $    --   $    75   $     --
  Goodwill..................................................  $    --   $    64   $     --

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

1.  ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     U.S. Physical Therapy, Inc. and its subsidiaries (the "Company") operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2004, the Company owned and operated 264 clinics in 35 states. The clinics' business primarily originates from physician referrals. The principal sources of payment for the clinics' services are managed care programs, commercial health insurance, Medicare/Medicaid, workers' compensation insurance and proceeds from personal injury cases.

     In addition to the Company's ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with four such third-party facilities under management as of December 31, 2004.

     The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that a number of existing clinic partnerships operate more than one clinic location. See Note 2 -- Significant Accounting Policies -- Minority Interests.

2.  SIGNIFICANT ACCOUNTING POLICIES

  CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company, pursuant to its investment policy, invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper and short-term treasury and other United States and municipal government agency securities. The Company held approximately $16 million and $11 million in highly liquid investments at December 31, 2004 and 2003, respectively.

     The Corporation maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

  LONG-LIVED ASSETS

     Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally five years.

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     The Company reviews property and equipment and intangible assets for impairment when certain events or circumstances indicate that the related amounts might be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  GOODWILL

     Goodwill represents the excess of costs over the fair value of the acquired business assets. Effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer amortized. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting segment units to their carrying values. For the year ended December 31, 2004, the fair value of the Company's reporting segment units exceeds the recorded carrying value. At December 31, 2004 and December 31, 2003, the Company had approximately $6.1 million and $5.7 million, respectively, of unamortized goodwill. Prior to 2002, goodwill was amortized using the straight-line method over 20 years.

  MINORITY INTERESTS

     In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" (EITF 00-23), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnership's structure and the accounting for minority interest and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interest in the partnerships for clinic partnerships formed after January 18, 2001. As of December 31, 2004, the Company operated 178 clinics with a minority interest.

     Pursuant to EITF 00-23, for the years ended December 31, 2004, 2003 and 2002, the Company expensed $823,000, $428,000 and $306,000, respectively, of the minority interest in earnings of subsidiary limited partnerships relating to certain partnerships formed after January 18, 2001, as salaries and related costs. As of December 31, 2004 and 2003, $490,000 and $346,000, respectively, in undistributed minority interests related to those partnerships are classified as other long-term liabilities.

  REVENUE RECOGNITION

     Revenues are recognized in the period in which services are rendered. Net patient revenues are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic, and contractual adjustments based on the terms of payor contracts and historical experience. Patient revenues are shown net of contractual adjustments in the statement of net income and the provision for doubtful

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES accounts is included in clinic operating cost. Net accounts receivable includes only those amounts the Company estimates to be collectible.

     Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997 the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) or occupational therapy to any one patient is limited to $1,500 (the "Medicare Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003. The Medicare Limit in any one-year was adjusted up to $1,590 (the "Adjusted Medicare Limit") and the full amount available for the remaining four months of 2003. Effective December 8, 2003, a moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. The Medicare Limit is scheduled to be reinstated in 2006 with the amount yet undetermined.

     Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of December 31, 2004. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

  SEGMENT REPORTING

     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on management responsibility and believes it meets the criteria for aggregating its operating segments into a single reporting segment.

  USE OF ESTIMATES

     In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

  SELF-INSURANCE PROGRAM

     The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company's maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation. In response to the February 7, 2005 letter from the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, the Company undertook a comprehensive review of its accounting practices for leases. The Company had historically accounted for tenant improvements allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined the FASB Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases," requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. The Company made a cumulative adjustment in the prior year balance sheet that had the effect of increasing fixed assets, net and deferred rent by approximately $1.5 million. This cumulative adjustment did not have any effect on the prior year income statements and was immaterial with respect to the statements of cash flows. In addition, the components of deferred taxes have been appropriately classified in the prior year balance sheets.

     In addition, the Consolidated Balance Sheet as of December 31, 2003 reflects a revision in classification to accrued liabilities of credit balances previously included as an offset to accounts receivable. The credit balances are primarily related to patients and payors. The Consolidated Statements of Net Income reflect a reclassification of interest income from net revenues to interest income/expense, net.

  STOCK OPTIONS

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to apply the intrinsic-bases method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. Under APB Opinion No. 25 the Company recognized $82,000 of compensation cost in corporate office costs for the year ended December 31, 2003 and recaptured into income the same amount during the year ended December 31, 2004. No compensation cost related to stock plans was recognized for the year ended December 31, 2002.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                             2004      2003     2002
                                                            -------   ------   ------
Net income, as reported...................................  $ 6,678   $7,331   $8,488
  Add: Stock-based employee compensation expense included
     in reported net income, net of tax...................       --       52       --
  Deduct: Credit to net income for effects of stock based
     compensation, net of tax.............................      (52)      --       --
  Deduct: Total stock-based compensation expense
     determined under the fair value method, net of
     taxes................................................   (1,924)    (978)    (831)
                                                            -------   ------   ------
Pro forma net income......................................  $ 4,702   $6,405   $7,657
                                                            =======   ======   ======
Earnings per share:
  Actual basic earnings per common share..................  $  0.56   $ 0.66   $ 0.77
  Actual diluted earnings per common share................  $  0.54   $ 0.61   $ 0.67
  Pro forma basic earnings per common share...............  $  0.40   $ 0.58   $ 0.70
  Pro forma diluted earnings per common share.............  $  0.38   $ 0.53   $ 0.60

     The weighted-average fair value per share of options granted during the years ended December 31, 2004, 2003 and 2002 follows:

                                                              2004    2003     2002
                                                              -----   -----   ------
1992 Plan...................................................     --      --   $10.59
1999 Plan...................................................  $8.61   $9.90   $ 8.52
2003 Plan...................................................  $7.80      --       --
Inducements.................................................     --   $9.59   $ 8.66
Other Stock-Based Compensation..............................     --   $9.73       --

     The following weighted-average assumptions for 2004, 2003 and 2002 were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends:

                                                              2004   2003   2002
                                                              ----   ----   ----
Risk-free interest rates....................................  4.07%  3.67%  3.83%
Expected volatility.........................................  69.3%  70.5%  49.5%
Expected life (in years)....................................   4.6    6.4    8.0

  RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

     In May 2003, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued. SFAS 150 establishes standards for the classification and measurement of certain financial instruments of both liabilities and equity. The Statement also includes disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain redeemable financial

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory instruments. The adoption of SFAS 150 did not have an impact on the Company's financial condition or results of operations.

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

     In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The adoption of FSP 106-2 did not have an impact on the Company's financial condition or results of operations.

     In December 2004, the FASB issued Revised SFAS 123, "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). SFAS 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. For the Company, SFAS 123R is effective for its third quarter which begins July 1, 2005. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective dated. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123 and SFAS 148.

     The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined the model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Also, SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in the prior periods for the tax benefit from exercise of stock options, as shown in the Company's Consolidated Statements of Cash Flows, were $1.6 million, $2.0 million and $4.2 million, respectively, for 2004, 2003 and 2002.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company is evaluating its method of estimating the grant-date fair value and which of the aforementioned adoption methods it will use. Based on stock options granted to its employees through December 31, 2004, the Company expects that the adoption of SFAS 123R, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $65,000 each.

     Previously, in December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," ("SFAS 148") which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002. For 2004, 2003 and 2002 we continued to use the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for employee stock options and apply the disclosures required under SFAS 123.

3.  NON-CASH TRANSACTIONS

     In June 2002, $667,000 of the Series C Notes was converted by a note holder into 200,100 shares of common stock. See "Notes Payable" in Note 6. On January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the remaining $1.7 million balance of the Series C Note was converted by the note holder into 499,900 shares of common stock.

4.  ACQUISITIONS AND DISPOSALS

  ACQUISITIONS OF MINORITY INTERESTS

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

     On June 2, 2004, the Company purchased a 17.5% minority interest in a limited partnership for $7,820 and agreed to pay the minority partner $11,000 in undistributed earnings.

     On September 30, 2001, the Company purchased a 35% minority interest in a limited partnership which owns nine clinics in Michigan for consideration aggregating $2,111,000. Additional purchase

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES consideration was contingent upon future clinic performance. In September 2004, the Company paid additional consideration of $105,000 based on the clinics having met specified criteria.

     In November 2004, the Company purchased a 5% minority interest in a limited partnership for $208,825 and agreed to pay the minority partner $48,692 in undistributed earnings.

     The Company's minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the purchase.

     The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Beginning balance...........................................  $5,685   $5,590
Goodwill acquired during the year...........................     504       95
Goodwill written-off........................................     (62)      --
                                                              ------   ------
Ending balance..............................................  $6,127   $5,685
                                                              ======   ======

  SALE OF ASSETS

     On June 30, 2004, the Company sold all of its assets in a clinic. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. After recording certain costs associated with the sale, the Company recorded a gain of $452,000.

  CLOSURE COSTS

     In third quarter of 2004, management decided to close eight unprofitable clinics after a thorough review of the Company's clinics. The Company initially recognized $815,000 in closure costs relating to these clinics as of September 30, 2004. The breakdown of these charges by major type of cost, additions and activity subsequent to September 30, 2004 and balance at December 31, 2004 follows (in thousands):

TYPE OF COST                                        AMOUNT   ADDITIONS   ACTIVITY   BALANCE
------------                                        ------   ---------   --------   -------
Lease obligations.................................   $431        --       $(181)     $250
Unamortized leasehold improvements................    181        --        (181)       --
Other assets......................................     70        --         (70)       --
Unamortized goodwill..............................     20        42         (62)       --
Severance.........................................    113        --        (113)       --
                                                     ----       ---       -----      ----
  Total...........................................   $815       $42       $(607)     $250
                                                     ====       ===       =====      ====

     Subsequent to the initial charge, the Company was able to reduce its liabilities related to lease obligations by $121,000 and made lease payments related to these closed clinics of $60,000, thereby reducing the lease obligation included in accrued expenses to $250,000 as of December 31, 2004. Closure costs for the 2004 year totaled $690,000.

     In the fourth quarter of 2004, the Company decided to close an additional clinic which resulted in a write-off of goodwill of $42,500.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements. Severance costs primarily represent the costs associated with the settlement of employment contracts.

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Credit balances due to patients and payors..................  $1,009   $  873
Group health insurance claims...............................     696      951
Salaries and related costs..................................     517      137
Undistributed earnings......................................     569      436
Taxes.......................................................     565      101
Other.......................................................   1,011      924
                                                              ------   ------
Total.......................................................  $4,367   $3,422
                                                              ======   ======

     Undistributed earnings relate to those partnerships formed after January 18, 2001. See Note 2. -- Significant Accounting Policies -- Minority Interests.

6.  NOTES PAYABLE

     In May 1994, the Company issued a $3 million 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the "Series C Note"). The Series C Note was convertible at the option of the holder into shares of Company common stock determined by dividing the principal amount of the Series C Note being converted by $3.33. The Series C Note bore interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The principal amount under the Series C Note was $2.3 million at December 31, 2003 and on January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the remaining balance of $1.7 million of the Series C Note was converted by the note holder into 499,900 shares of common stock. The Series C Note was unsecured and subordinated in right of payment to all other indebtedness for borrowed money incurred by the Company. Notes payable as of December 31, 2004 and 2003 consist of the following (in thousands):

                                                              2004    2003
                                                              ----   -------
8% Convertible Subordinated Notes, Series C, due June 30,
  2004 with interest payable quarterly......................  $ --   $ 2,333
Promissory note payable in two annual installments through
  August 1, 2005............................................    70       104
Promissory note with an 8% interest rate payable in equal
  monthly installments through March 19, 2007 secured by one
  of the Company's clinics..................................    --        18
                                                              ----   -------
                                                                70     2,455
                                                              ----   -------
Less current portion........................................   (70)   (2,372)
                                                              ----   -------
                                                              $ --   $    83
                                                              ====   =======

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

7.  INCOME TAXES

     Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2004 and 2003 were as follows (in thousands):

                                                               2004     2003
                                                              ------   ------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  660   $1,052
  Deferred rent credits.....................................     228      122
  Accrued rent expense......................................      97       --
  Lease obligation -- closed clinics........................      92       --
  Other.....................................................      63      112
                                                              ------   ------
Net deferred tax assets.....................................  $1,140   $1,286
                                                              ======   ======
Amount included in:
  Other current assets......................................  $  790   $1,122
  Other assets..............................................     350      164

     The differences between the federal tax rate and the Company's effective tax rate for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                            2004             2003             2002
                                       --------------   --------------   --------------
U.S. tax at statutory rate...........  $3,667   34.03%  $4,024   34.15%  $4,698   34.23%
State income taxes, net of federal
  benefit............................     396    3.67%     386    3.28%     482    3.51%
Nondeductible expenses...............      36    0.33%      42    0.36%      56    0.41%
                                       ------   -----   ------   -----   ------   -----
                                       $4,099   38.03%  $4,452   37.79%  $5,236   38.15%
                                       ======   =====   ======   =====   ======   =====

     Significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                              2004     2003     2002
                                                             ------   ------   ------
Current:
  Federal..................................................  $3,360   $3,216   $4,824
  State....................................................     593      762      731
                                                             ------   ------   ------
Total current..............................................   3,953    3,978    5,555
                                                             ------   ------   ------
Deferred:
  Federal..................................................     140      645     (319)
  State....................................................       6     (171)      --
                                                             ------   ------   ------
Total deferred.............................................     146      474     (319)
                                                             ------   ------   ------
Total income tax provision.................................  $4,099   $4,452   $5,236
                                                             ======   ======   ======

     The Company is required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income in

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES the periods which the deferred tax assets are deductible, management believes that a valuation allowance is not required, as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

8.  STOCK OPTION PLANS

     The Company has the following stock option plans:

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

     Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the 1992 Plan were granted at an exercise price not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of options granted under the 1992 Plan were determined by the Stock Option Committee. The period within which each option will be exercisable was determined by the Stock Option Committee (in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant).

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

     During 2003 and 2002, the Board of Directors of the Company granted Inducement options covering 145,000 and 10,000 options, respectively, to six individuals in connection with their offers of employment or service. During 2003 and 2002, 22,500 and 22,500 options were forfeited, respectively. Inducement options may be exercised for a 10 year term from the date of the grant.

     The 2003 Stock Option Plan (the "2003 Plan") permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 900,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 2003 Plan was approved by the Shareholders of the Company at the 2004 Shareholders Meeting on May 25, 2004 During 2003 and 2002, the Company erroneously granted rights to purchase 278,000 shares of common stock under the 1992 Plan after the plan expired. The Company honored the grants by issuing grants under the 2003 Plan in June 2004.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     A cumulative summary of stock options as of December 31, 2004 follows:

                                                                                      AVAILABLE
STOCK OPTION PLANS               AUTHORIZED   OUTSTANDING   EXERCISED   EXERCISABLE   FOR GRANT
------------------               ----------   -----------   ---------   -----------   ---------
1992 Plan......................  3,495,000       216,633    2,585,379     215,883           --
Executive Plan.................    255,000            --      255,000          --           --
1999 Plan......................    300,000        83,894       38,220      26,791      177,886
2003 Plan......................    900,000       736,000           --     381,400      164,000
Inducements....................    170,000       155,000       15,000      57,000           --
                                 ---------     ---------    ---------     -------      -------
Totals.........................  5,120,000     1,191,527    2,893,599     681,074      341,886
                                 =========     =========    =========     =======      =======

     A summary of the status of the Company's stock options granted under the plans as of December 31, 2004, 2003 and 2002 and the changes during the years then ended is presented below:

                                                                             WEIGHTED
                                                              NUMBER OF      AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at December 31, 2001............................  2,536,345       $ 5.10
Granted.....................................................    171,550        17.54
Exercised...................................................   (930,290)        3.42
Forfeited...................................................    (78,664)        9.85
                                                              ---------
Outstanding at December 31, 2002............................  1,698,941         6.89
Granted.....................................................    163,175        14.08
Exercised...................................................   (423,866)        3.45
Cancelled...................................................   (150,500)       17.94
Forfeited...................................................   (120,309)        9.34
                                                              ---------
Outstanding at December 31, 2003............................  1,167,441         7.47
Granted.....................................................    899,100        14.16
Exercised...................................................   (494,700)        3.58
Cancelled...................................................   (114,725)       15.41
Forfeited...................................................   (265,589)       13.11
                                                              ---------
Outstanding at December 31, 2004............................  1,191,527       $12.11
                                                              =========

     The following tables summarize information about the Company's stock options outstanding as of December 31, 2004, 2003 and 2002, respectively:

                          OUTSTANDING                       WEIGHTED AVERAGE
                         OPTIONS AS OF                         REMAINING
                       DECEMBER 31, 2004   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -----------------   --------------   ----------------   -----------   --------------
1992 Plan............        216,633       $ 3.04-$16.34       3.5 Years         215,883     $ 3.04-$16.34
1999 Plan............         83,894       $ 2.81-$16.34       7.9 Years          26,791     $ 2.81-$16.34
2003 Plan............        736,000       $12.51-$18.04       9.1 Years         381,400     $12.51-$18.04
Inducements..........        155,000       $12.75-$14.75       8.7 Years          57,000     $12.75-$14.75
                       -----------------                                       -----------
                           1,191,527       $ 2.81-$18.04       8.0 Years         681,074     $ 2.81-$18.04
                       =================                                       ===========

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                          OUTSTANDING                       WEIGHTED AVERAGE
                         OPTIONS AS OF                         REMAINING
                       DECEMBER 31, 2003   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -----------------   --------------   ----------------   -----------   --------------
1992 Plan............        864,708       $ 2.81-$16.34       5.4 Years         607,823      $3.00-$16.34
Executive Plan.......         90,000       $  4.96-$4.96        .9 Years          90,000      $ 4.96-$4.96
1999 Plan............         57,733       $ 2.81-$16.34       7.6 Years          16,076      $2.81-$16.34
Inducements..........        155,000       $12.75-$14.75       9.8 Years           2,000      $14.75-14.75
                       -----------------                                       -----------
                           1,167,441       $ 2.81-$16.34       5.7 Years         715,899      $2.81-$16.34
                       =================                                       ===========

                          OUTSTANDING                       WEIGHTED AVERAGE
                         OPTIONS AS OF                         REMAINING
                       DECEMBER 31, 2002   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                       -----------------   --------------   ----------------   -----------   --------------
1992 Plan............      1,490,858       $ 2.81-$18.04       6.5 Years         758,553      $2.81-$16.34
Executive Plan.......         90,000       $  4.96-$4.96       1.9 Years          90,000      $ 4.96-$4.96
1999 Plan............         78,083       $ 2.81-$16.34       7.7 Years          20,425      $2.81-$16.34
Inducements..........         40,000       $13.58-$14.75       8.4 Years              --                --
                       -----------------                                       -----------
                           1,698,941       $ 2.81-$18.04       6.4 Years         868,978      $2.81-$16.34
                       =================                                       ===========

     The following table summarizes information about the Company's stock options outstanding and exercisable and range of exercise prices as of December 31, 2004:

                                                               OUTSTANDING   EXERCISABLE
RANGE OF EXERCISE PRICES                                         OPTIONS       OPTIONS
------------------------                                       -----------   -----------
$2.81-$3.61.................................................      100,875      100,875
$3.61-$5.41.................................................      111,197      106,694
$10.82-$12.63...............................................      282,550      211,000
$12.63-$14.43...............................................      481,900       84,700
$14.43-$16.24...............................................       99,305       71,005
$16.24-$18.04...............................................      115,700      106,800
                                                                ---------      -------
                                                                1,191,527      681,074
                                                                =========      =======

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

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

9.  PURCHASE OF COMMON STOCK

     In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of December 31, 2004, there are 444,197 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the years ended December 31, 2004, 2003 and 2002, the Company purchased 373,403; 1,800 and 795,600 shares, respectively, of its common stock on the open market for $5.6 million, $20,410 and $10.5 million, respectively.

10.  DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2004, 2003 and 2002.

11.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $9.1 million, $7.6 million and $6.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

     The future minimum lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2004 are as follows (in thousands):

2005........................................................   $ 9,413
2006........................................................     8,258
2007........................................................     6,653
2008........................................................     4,125
2009........................................................     2,162
Thereafter..................................................       449
                                                               -------
                                                               $31,060
                                                               =======

EMPLOYMENT AGREEMENTS

     At December 31, 2004, the Company had outstanding employment agreements with two of its executive officers. The agreements were effective November 1, 2004 and provide for annual salaries of $325,000 each, subject to annual adjustments, and expire on November 1, 2007, provided however, that effective on the first and second anniversary of the effective date, the term shall automatically be extended for an additional year (up to a maximum term, with such extensions, of five years) unless either party notifies the other on or before such anniversary dates that such party has elected not to extend such term.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

The Company also had outstanding consulting agreements with two of its directors whom are former employees: one for $87,800 annually for a term extending through May 2006, and the other for $50,000 annually for a term extending through November 14, 2007.

     In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company's physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $12.6 million in 2005 and $4.5 in the aggregate from 2006 through 2009. In addition, each employment agreement with the managing physical therapist provides for monthly bonus payments calculated as a percentage of each clinic's net revenues (not in excess of operating profits) or operating profits. The Company recognized salaries and bonus expense for the managing physical therapists of $19.3 million, $17.2 million and $14.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Each employment agreement typically provides that the Company has the right to purchase the limited partnership interest in the clinic partnership for the amount of the partner's capital account upon termination of employment with the clinic partnership before the expiration of the initial term of employment. The employment agreements typically contain no provisions requiring the purchase by the Company of the therapist partner's interest in the clinic partnership in the event of death or disability, or after the initial term of employment. In addition, the employment agreements generally include non-competition and non-solicitation provisions which extend through the term of the agreement and for one to two years thereafter.

12.  EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share data)

                                                              2004     2003     2002
                                                             ------   ------   ------
Numerator:
  Net income...............................................  $6,678   $7,331   $8,488
                                                             ------   ------   ------
  Numerator for basic earnings per share...................   6,678    7,331    8,488
  Effect of dilutive securities:
     Interest on convertible subordinated notes payable....      45      123      140
                                                             ------   ------   ------
  Numerator for diluted earnings per share-income available
     to common shareholders after assumed conversions......  $6,723   $7,454   $8,628
                                                             ======   ======   ======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares......................  11,916   11,051   10,975
  Effect of dilutive securities:
     Stock options.........................................     262      476    1,226
     Convertible subordinated notes payable................     253      700      734
                                                             ------   ------   ------
  Dilutive potential common shares.........................     515    1,176    1,960
                                                             ------   ------   ------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares and assumed conversions.......  12,431   12,227   12,935
                                                             ======   ======   ======
Basic earnings per common share............................  $ 0.56   $ 0.66   $ 0.77
                                                             ======   ======   ======
Diluted earnings per common share..........................  $ 0.54   $ 0.61   $ 0.67
                                                             ======   ======   ======

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

     Options to purchase 355,005; 267,750 and 344,686 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices exceeded the average market price of the common shares during the periods.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 2004
                                                 -------------------------------------
                                                   Q1        Q2        Q3        Q4
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient revenues...........................  $27,715   $29,914   $29,253   $29,413
Income before income taxes.....................  $ 2,458   $ 3,685   $ 1,709   $ 2,925
Net income.....................................  $ 1,532   $ 2,279   $ 1,054   $ 1,813
Earnings per common share:
  Basic........................................  $  0.13   $  0.20   $  0.09   $  0.15
  Diluted......................................  $  0.13   $  0.19   $  0.08   $  0.15

                                                                 2003
                                                 -------------------------------------
                                                   Q1        Q2        Q3        Q4
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient revenues...........................  $24,483   $26,382   $26,224   $26,136
Income before income taxes.....................  $ 2,884   $ 3,566   $ 3,055   $ 2,278
Net income.....................................  $ 1,787   $ 2,213   $ 1,901   $ 1,430
Earnings per common share:
  Basic........................................  $  0.16   $  0.20   $  0.17   $  0.13
  Diluted......................................  $  0.15   $  0.18   $  0.15   $  0.12

                                                                 2002
                                                 -------------------------------------
                                                   Q1        Q2        Q3        Q4
                                                 -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net patient revenues...........................  $21,636   $23,449   $23,232   $24,026
Income before income taxes.....................  $ 3,353   $ 3,786   $ 3,284   $ 3,301
Net income.....................................  $ 2,076   $ 2,336   $ 2,018   $ 2,058
Earnings per common share:
  Basic........................................  $  0.19   $  0.21   $  0.18   $  0.19
  Diluted......................................  $  0.16   $  0.18   $  0.16   $  0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

CHANGES IN INTERNAL CONTROLS

     There have been no changes made in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the

Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) Documents filed as a part of this report:

          1. Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

          2. Financial Statement Schedules.  See page 56 for Schedule
     II -- Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

          3. Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

                                LIST OF EXHIBITS

   NUMBER                              DESCRIPTION
   ------                              -----------
    3.1        Articles of Incorporation of the Company [filed as an
               exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
    3.2        Amendment to the Articles of Incorporation of the Company
               [filed as an exhibit to the Company's Form 10-Q for the
               quarterly period ended June 30, 2001 and incorporated herein by reference].
    3.3        Bylaws of the Company, as amended [filed as an exhibit to
               the Company's Form 10-KSB for the year ended December 31,
               1993 and incorporated herein by reference -- Commission File
               Number -- 1-11151].
   10.1+       1992 Stock Option Plan, as amended [filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
               30, 2001 and incorporated herein by reference].
   10.2+       Executive Option Plan [filed as an exhibit to the Company's
               Registration Statement on Form S-8 (Reg. No. 33-63444) and
               incorporated herein by reference].
   10.3+       1999 Employee Stock Option Plan [filed as an exhibit to the
               Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference -- Commission File
               Number -- 1-11151].
   10.4+       2003 Stock Incentive Plan [filed April 20, 2004 with
               Definitive Proxy Statement for the 2004 Annual Meeting of
               Stockholders and incorporated herein by reference].
   10.5+       Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company's S-8 dated February 10, 2003 -- Reg. No.
               333-103057-and incorporated herein by reference].
   10.6+       Non-Statutory Stock Option Agreement dated May 20, 2003
               between the Company and Jerald Pullins [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
               333-113592 -- and incorporated herein by reference].
   10.7+       Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an
               exhibit to the Company's S-8 filed March 15, 2004 -- Reg.
               No. 333-113592 -- and incorporated herein by reference].
   10.8+       Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
               333-113592 -- and incorporated herein by reference].
   10.9+       Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
               333-113592 -- and incorporated herein by reference].
   10.10+      Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell[filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
               333-113592 -- and incorporated herein by reference].
   10.11+      Consulting agreement between the Company and J. Livingston
               Kosberg [filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
               herein by reference].
   10.12       Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company's Form
               10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
   10.13+      First Amendment to the Consulting Agreement between the
               Company and J. Livingston -Kosberg [filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
   10.14+      Employment Agreement, dated October 13, 2003, between U.S.
               Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company's Form 8-K dated October 18, 2003 and incorporated herein by reference.]
   10.15+      Employment Agreement, dated October 13, 2003, between U.S.
               Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company's Form 8-K dated October 18, 2003 and incorporated herein by reference.]

   NUMBER                              DESCRIPTION
   ------                              -----------
  21*          Subsidiaries of the Registrant
   23.1*       Consent of Independent Registered Public Accounting
               Firm -- Grant Thornton LLP
   23.2*       Consent of Independent Registered Public Accounting
               Firm -- KPMG LLP
   31.1*       Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended
   31.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) of the Securities Exchange Act of 1934, as amended
   31.3*       Certification of Controller pursuant to Rule 13a-14(a) of
               the Securities Exchange Act of 1934, as amended
   32.1*       Certification of Periodic Report of the Chief Executive
               Officer, Chief Financial Officer and Controller pursuant to
               Rule 13a-14(b) of the Securities Exchange Act of 1934, as
               amended, and 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

---------------

 * Filed herewith

+ Management contract or compensatory plan or arrangement.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries referred to in our report dated March 14, 2005, which is included in the Annual Report of U.S. Physical Therapy, Inc. on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule
II -- Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Houston, Texas
March 14, 2005

                         FINANCIAL STATEMENT SCHEDULE*

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                                            COL. B             COL. C              COL. D       COL. E
                                            ------             ------              ------       ------
COL. A                                                        ADDITIONS          DEDUCTION
------                                                 -----------------------   ----------
                                          BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                               OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ----------   ----------   ----------   ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2004:
  Reserves and allowances deducted from
     asset accounts:
  Allowance for doubtful accounts.......    $3,456       $1,293          --        $2,302(1)    $2,447
YEAR ENDED DECEMBER 31, 2003:
  Reserves and allowances deducted from
     asset accounts:
  Allowance for doubtful accounts.......    $4,327       $  932          --        $1,803(1)    $3,456
YEAR ENDED DECEMBER 31, 2002:
  Reserves and allowances deducted from
     asset accounts:
  Allowance for doubtful accounts.......    $3,805       $1,669          --        $1,147(1)    $4,327

---------------

(1) Uncollectible accounts written off, net of recoveries.

 * All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. PHYSICAL THERAPY, INC.
                                               (Registrant)

                                          By: /s/ Lawrance W. McAfee
                                            ------------------------------------
                                              Lawrance W. McAfee
                                              Chief Financial Officer

                                          By: /s/ David Richardson
                                            ------------------------------------
                                              David Richardson
                                              Controller

Date: March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.


 By:            /s/ Christopher J. Reading              President, Chief Executive Officer and Director
        ------------------------------------------               (principal executive officer)
                  Christopher J. Reading


 By:              /s/ Lawrance W. McAfee               Executive Vice President, Chief Financial Officer
        ------------------------------------------     and Director (principal financial and accounting
                    Lawrance W. McAfee                                     officer)


 By:               /s/ Daniel C. Arnold                              Chairman of the Board
        ------------------------------------------
                     Daniel C. Arnold


 By:               /s/ Mark J. Brookner                           Vice Chairman of the Board
        ------------------------------------------
                     Mark J. Brookner


 By:              /s/ Bruce D. Broussard                                   Director
        ------------------------------------------
                    Bruce D. Broussard


 By:               /s/ James B. Hoover                                     Director
        ------------------------------------------
                     James B. Hoover


 By:              /s/ Marlin W. Johnston                                   Director
        ------------------------------------------
                    Marlin W. Johnston


 By:              /s/ Livingston Kosberg                                   Director
        ------------------------------------------
                    Livingston Kosberg


 By:                /s/ Jerald Pullins                                     Director
        ------------------------------------------
                      Jerald Pullins


 By:               /s/ Albert L. Rosen                                     Director
        ------------------------------------------
                     Albert L. Rosen


 By:                /s/ Clayton Trier                                      Director
        ------------------------------------------
                      Clayton Trier

                                 EXHIBIT INDEX

   NUMBER                                    DESCRIPTION
   ------                                    -----------
    3.1              Articles of Incorporation of the Company [filed as an
                     exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
    3.2              Amendment to the Articles of Incorporation of the Company
                     [filed as an exhibit to the Company's Form 10-Q for the
                     quarterly period ended June 30, 2001 and incorporated herein by reference].
    3.3              Bylaws of the Company, as amended [filed as an exhibit to
                     the Company's Form 10-KSB for the year ended December 31,
                     1993 and incorporated herein by reference -- Commission File
                     Number -- 1-11151].
   10.1+             1992 Stock Option Plan, as amended [filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June
                     30, 2001 and incorporated herein by reference].
   10.2+             Executive Option Plan [filed as an exhibit to the Company's
                     Registration Statement on Form S-8 (Reg. No. 33-63444) and
                     incorporated herein by reference].
   10.3+             1999 Employee Stock Option Plan [filed as an exhibit to the
                     Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference -- Commission File
                     Number -- 1-11151].
   10.4+             2003 Stock Incentive Plan [filed April 20, 2004 with
                     Definitive Proxy Statement for the 2004 Annual Meeting of
                     Stockholders and incorporated herein by reference].
   10.5+             Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company's S-8 dated February 10, 2003 -- Reg. No.
                     333-103057- and incorporated herein by reference].
   10.6+             Non-Statutory Stock Option Agreement dated May 20, 2003
                     between the Company and Jerald Pullins [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
                     333-113592 -- and incorporated herein by reference].
   10.7+             Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an
                     exhibit to the Company's S-8 filed March 15, 2004 -- Reg.
                     No. 333-113592 -- and incorporated herein by reference].
   10.8+             Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
                     333-113592 -- and incorporated herein by reference].
   10.9+             Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
                     333-113592 -- and incorporated herein by reference].
   10.10+            Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell[filed as an exhibit to the Company's S-8 filed March 15, 2004 -- Reg. No.
                     333-113592 -- and incorporated herein by reference].
   10.11+            Consulting agreement between the Company and J. Livingston
                     Kosberg [filed as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2001 and incorporated
                     herein by reference].
   10.12             Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company's Form
                     10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
   10.13+            First Amendment to the Consulting Agreement between the
                     Company and J. Livingston -Kosberg [filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
   10.14+            Employment Agreement, dated October 13, 2003, between U.S.
                     Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company's Form 8-K dated October 18, 2003 and incorporated herein by reference.]
   10.15+            Employment Agreement, dated October 13, 2003, between U.S.
                     Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company's Form 8-K dated October 18, 2003 and incorporated herein by reference.]
   21*               Subsidiaries of the Registrant
   23.1*             Consent of Independent Registered Public Accounting
                     Firm -- Grant Thornton LLP

   NUMBER                                    DESCRIPTION
   ------                                    -----------
   23.2*             Consent of Independent Registered Public Accounting
                     Firm -- KPMG LLP
   31.1*             Certification of Chief Executive Officer pursuant to Rule
                     13a-14(a) of the Securities Exchange Act of 1934, as amended
   31.2*             Certification of Chief Financial Officer pursuant to Rule
                     13a-14(a) of the Securities Exchange Act of 1934, as amended
   31.3*             Certification of Controller pursuant to Rule 13a-14(a) of
                     the Securities Exchange Act of 1934, as amended
   32.1*             Certification of Periodic Report of the Chief Executive
                     Officer, Chief Financial Officer and Controller pursuant to
                     Rule 13a-14(b) of the Securities Exchange Act of 1934, as
                     amended, and 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

---------------

 * Filed herewith

+ Management contract or compensatory plan or arrangement.