Form 10-Q
period 2005-03-31
U S PHYSICAL THERAPY INC /NV
filed 2005-05-06
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM _____TO_____

                         COMMISSION FILE NUMBER 1-11151

                           U.S. PHYSICAL THERAPY, INC.

                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                             76-0364866
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300,
           HOUSTON,TEXAS                                          77042
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

As of May 6, 2005, the number of shares outstanding (issued less treasury stock) of the registrant's common stock, par value $.01 per share, was: 11,884,857.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                  3

             Consolidated Statements of Net Income for the three months ended March
             31, 2005 and 2004                                                                       4

             Consolidated Statements of Cash Flows for the three months ended March
             31, 2005 and 2004                                                                       5

             Notes to Consolidated Financial Statements                                              6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations.                                                                         12

Item 3.      Quantitative and Qualitative Disclosure About Market Risk.                             15

Item 4.      Controls and Procedures.                                                               15

PART II - OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                                    16

Item 6.      Exhibits                                                                               16

             Signatures                                                                             17

             Certifications                                                                      19-22

ITEM 1. FINANCIAL STATEMENTS

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2005          2004
                                                                     ---------   ------------
                                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.....................................     $ 20,863      $ 20,553
  Patient accounts receivable, less allowance for doubtful
     accounts of $2,111 and $2,447, respectively................       17,964        17,669
  Accounts receivable -- other..................................          710           549

  Other current assets..........................................        1,477         1,835
                                                                     --------      --------
          Total current assets..................................       41,014        40,606
Fixed assets:
  Furniture and equipment.......................................       22,668        22,781
  Leasehold improvements........................................       13,966        13,912
                                                                     --------      --------
                                                                       36,634        36,693

  Less accumulated depreciation and amortization................       23,473        23,043
                                                                     --------      --------
                                                                       13,161        13,650
Goodwill........................................................        6,640         6,127
Other assets....................................................        1,407         1,225
                                                                     --------      --------
                                                                     $ 62,222      $ 61,608
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade.....................................     $  1,155      $  1,181
  Accrued expenses..............................................        6,523         4,367
  Notes payable.................................................           70            70
                                                                     --------      --------
          Total current liabilities ............................        7,748         5,618
Deferred rent...................................................        1,421         1,518
Other long-term liabilities.....................................        1,024           982
                                                                     --------      --------
          Total liabilities.....................................       10,193         8,118
Minority interests in subsidiary limited partnerships...........        3,282         3,311
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
       shares issued and outstanding............................           --            --
  Common stock, $.01 par value, 20,000,000 shares authorized,
      13,445,242 and 13,436,557 shares issued at March 31, 2005
      and December 31, 2004, respectively.......................          134           134
  Additional paid-in capital....................................       32,646        32,534
  Retained earnings.............................................       37,646        35,617
  Treasury stock at cost, 1,560,385 and 1,320,503 shares held at
     March 31, 2005 and December 31, 2004, respectively.........      (21,679)      (18,106)
                                                                     --------      --------
          Total shareholders' equity............................       48,747        50,179
                                                                     --------      --------
                                                                     $ 62,222      $ 61,608
                                                                     ========      ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF NET INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                               THREE MONTHS ENDED  MARCH 31,
                                                               -----------------------------
                                                                      2005        2004
                                                                    -------     -------
Net patient revenues...................................             $30,352     $27,715
Management contract revenues...........................                 503         566
Other revenues.........................................                  23          17
                                                                    -------     -------
Net revenues...........................................              30,878      28,298

Clinic operating costs:
  Salaries and related costs...........................              15,800      14,619
  Rent, clinic supplies and other......................               6,336       6,002
  Provision for doubtful accounts......................                 312         397
                                                                    -------     -------
                                                                     22,448      21,018

Loss on sale or disposal of fixed assets...............                  42          --

Corporate office costs.................................               4,041       3,623
                                                                    -------     -------
Operating income.......................................               4,347       3,657

Interest (income) expense, net.........................                 (93)         17
Minority interests in subsidiary limited partnerships..               1,187       1,182
                                                                    -------     -------
Income before income taxes.............................               3,253       2,458
Provision for income taxes.............................               1,224         926
                                                                    -------     -------
Net income.............................................             $ 2,029     $ 1,532
                                                                    =======     =======

Basic earnings per common share........................             $  0.17     $  0.13
                                                                    =======     =======
Diluted earnings per common share......................             $  0.17     $  0.13
                                                                    =======     =======
Shares used in computation:
   Basic earnings per common share.....................              11,963      11,472
                                                                    =======     =======
   Diluted earnings per common share...................              12,108      12,364
                                                                    =======     =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     2005          2004
                                                                                     ----          ----
OPERATING ACTIVITIES
Net income...................................................................       $ 2,029       $ 1,532
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..............................................         1,063           905
  Minority interests in earnings of subsidiary limited partnerships..........         1,187         1,182
  Provision for doubtful accounts............................................           312           397
  Loss on sale or abandonment of fixed assets................................            42            --
  Tax benefit from exercise of stock options.................................            16            23
  Deferred rent..............................................................           (97)           --
  Deferred income taxes......................................................           (27)          226
  Other......................................................................            --             3
Changes in operating assets and liabilities:

  Increase in patient accounts receivable....................................          (607)       (2,052)
  Increase in accounts receivable -- other...................................          (161)          (90)
  Decrease (increase) in other assets........................................           203           (26)
  Increase in accounts payable and accrued expenses..........................         2,130         1,011
  Increase in other liabilities..............................................            42            93
                                                                                    -------       -------
Net cash provided by operating activities....................................         6,132         3,204

INVESTING ACTIVITIES

Purchase of fixed assets.....................................................          (629)         (591)
Purchase of minority interests, included in goodwill.........................          (513)           --
Other........................................................................            13             3
                                                                                    -------       -------
Net cash used in investing activities........................................        (1,129)         (588)

FINANCING ACTIVITIES

Distributions to minority investors in subsidiary limited partnerships.......        (1,216)       (1,002)
Repurchase of common stock...................................................        (3,573)           --
Proceeds from exercise of stock options......................................            96             3
                                                                                    -------       -------
Net cash used in financing activities........................................        (4,693)         (999)

Net increase in cash and cash equivalents....................................           310         1,617
Cash and cash equivalents -- beginning of period.............................        20,553        16,822
                                                                                    -------       -------
Cash and cash equivalents - end of period....................................       $20,863       $18,439
                                                                                    =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Income taxes...............................................................       $   481       $   120
  Interest...................................................................       $    --       $    29
Non-cash transactions during the period:
  Conversion of Series C Notes into common stock.............................       $    --       $   667

                See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest . The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as "Traditional Partnership Model" or "Clinic Partnership"). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as "Wholly-Owned Facilities").

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2004.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Controller have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2004.

SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company, pursuant to its investment policy, invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $14.4 million and $15.6 million in highly liquid investments at March 31, 2005 and December 31, 2004, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk in not significant.

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

GOODWILL

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the purchase of minority interests in certain partnerships formed prior to January 18, 2001. See discussion of minority interests below. Effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer amortized. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting segment units to their carrying values. At March 31, 2005 and December 31, 2004, the Company had approximately $6.6 million and $6.1 million, respectively, of unamortized goodwill. During the quarters ended March 31, 2005 and 2004, no charges were recorded related to impairment of goodwill.

MINORITY INTERESTS

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company records partner therapists' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" (EITF 00-23), which provides specific accounting guidance relating to various incentive compensation issues. The Company reviewed EITF 00-23 with respect to the partnerships' structure and the accounting for minority interests and concluded that for partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the clinic partners' interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001.

For the quarters ended March 31, 2005 and 2004, the Company expensed $1,446,000 and $1,404,000, respectively, of minority interests. Of the total expensed, $259,000 and $222,000, respectively, was related to the minority interests in earnings of subsidiary limited partnerships for certain partnerships formed after January 18, 2001, and expensed as salaries and related costs pursuant to EITF 00-23. The remaining $1,187,000 and $1,182,000, respectively, related to partnerships formed prior to January 18, 2001 and was reported as a separate line item in our statements of net income. As of March 31, 2005 and December 31, 2004, $566,000 and $490,000, respectively, in undistributed minority interests related to certain partnerships formed after January 18, 2001 were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled minority interest in subsidiary limited partnerships.

REVENUE RECOGNITION

Revenues are recognized in the period in which services are rendered. Net patient revenues are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic, and contractual adjustments based on the terms of payor contracts and historical experience. Patient revenues are shown net of contractual adjustments in the statement of net income. The provision for doubtful accounts is included in clinic operating cost in the statement of net income. Net accounts receivable includes only those amounts the Company estimates to be collectible.

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

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of March 31, 2005. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation. The Consolidated Statement of Net Income for the three months ended March 31, 2005 reflects a reclassification of interest income from net revenues to interest income/expense, net.

STOCK OPTIONS

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the three months ended March 31, 2005 and 2004, the Company's pro forma information follows (in thousands except for earnings per share information):

                                                                  2005            2004
                                                                  ----            ----
Net income, as reported                                        $   2,029        $   1,532
  Deduct: Total stock-based compensation expense
    determined under the fair value method, net of taxes            (163)
                                                                                     (367)
                                                               ---------        ---------
Pro forma net income                                           $   1,866        $   1,165
                                                               =========        =========
Earnings per share:
  Actual basic earnings per common share                       $    0.17        $    0.13
  Actual diluted earnings per common share                     $    0.17        $    0.13

  Pro forma basic earnings per common share                    $    0.16        $    0.10
  Pro forma diluted earnings per common share                  $    0.15        $    0.10


RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position 106-2, `Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003' ("FSP 106-2"), which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The adoption of FSP 106-2 did not have an impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued Revised SFAS 123, "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Currently, SFAS 123R is effective as of the beginning of the first interim or annual period of the Company's first fiscal year beginning on or after June 15, 2005. For the Company, SFAS 123R is effective for its first quarter which begins January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective dated. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123 and SFAS 148.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined the model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company is evaluating its method of estimating the grant-date fair value and which of the aforementioned adoption methods it will use.

2. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows (in thousands, except per share data):

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2005          2004
                                                                           ----          ----
Numerator:
  Net income                                                              $ 2,029       $ 1,532
                                                                          -------       -------
  Numerator for basic earnings per share                                    2,029         1,532
  Effect of dilutive securities:
    Interest on convertible subordinated notes payable                         --            23
                                                                          -------       -------
  Numerator for diluted earnings per share-income available to
    common shareholders after assumed conversions                         $ 2,029       $ 1,555
                                                                          =======       =======
Denominator:
  Denominator for basic earnings per share--weighted-average shares        11,963        11,472
  Effect of dilutive securities:
    Stock options                                                             145           368
    Convertible subordinated notes payable                                     --           524
                                                                          -------       -------
  Dilutive potential common shares                                            145           892
                                                                          -------       -------
  Denominator for diluted earnings per share--adjusted weighted-
    average shares and assumed conversions                                 12,108        12,364
                                                                          =======       =======
Basic earnings per common share                                           $  0.17       $  0.13
                                                                          =======       =======
Diluted earnings per common share                                         $  0.17       $  0.13
                                                                          =======       =======

Options to purchase 177,000 and 649,000 shares for the three months ended March 31, 2005 and 2004, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of March 31, 2005, there are 204,315 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended March 31, 2005, the Company purchased 239,882 shares of its common stock on the open market for $3.6 million.

4. ACQUISITIONS

ACQUISITIONS OF MINORITY INTERESTS

During the quarter ended March 31, 2005, the Company purchased a 20% minority interest in a limited partnership for $53,466 and a 35% minority interest in another limited partnership for $462,827. The Company paid the minority partners $14,273 and $37,773, respectively, in undistributed earnings. The $53,466 was paid during the March 2005 quarter and the $462,827 was paid in April 2005.

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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                        QUARTER ENDED MARCH 31,
                                        -----------------------
                                           2005         2004
                                           ----         ----
Beginning balance                         $6,127       $5,685

Goodwill acquired during the period          513           --
                                          ------       ------
Ending balance                            $6,640       $5,685
                                          ======       ======

5. CLOSURE COSTS

In the third quarter of 2004, management decided to close eight unprofitable clinics after a thorough review of the Company's then existing clinics. As of December 31, 2004, the Company had a remaining accrual related to lease liabilities on certain of these eight clinics of $250,000. During the quarter ended March 31, 2005, the Company reduced this liability by $110,000 primarily due to lease payments being made and settlement of lease agreements. As of March 31, 2005, the Company has $140,000 accrued related to remaining lease obligations for certain of these eight clinics. Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At March 31, 2005, we operated 269 outpatient physical and occupational therapy clinics in 36 states. The average age of our clinics at March 31, 2005, was 4.6 years. We have developed 263 of the clinics and acquired six. To date, we have sold five clinics, closed 34 facilities and consolidated four clinics with other existing clinics. During the first quarter of 2005, we added six new clinics and dissolved one clinic.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with five third-party facilities under management as of March 31, 2005.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         --------------------------
                                                             2005          2004
                                                           --------      --------
Number of clinics at the end of the period                      269           244
Working days                                                     64            64
Average visits per day per clinic                              18.4          18.7
Total patient visits                                        313,675       290,248
Net patient revenue per visit                              $  96.76      $  95.49
Statements of operations per visit:
     Net revenues                                          $  98.44      $  97.50
     Salaries and related costs                              (50.37)       (50.37)
     Rent, clinic supplies and other                         (20.20)       (20.68)
     Provision for doubtful accounts                          (1.00)        (1.37)
     Loss on sale or disposal of fixed assets                  (.13)           --
                                                           --------      --------
         Contribution from clinics                            26.74         25.08
     Corporate office costs                                  (12.88)       (12.48)
                                                           --------      --------
        Operating income                                   $  13.86      $  12.60
                                                           ========      ========


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

      - Net revenues rose 9.1% to $30.9 million, from $28.3 million, due to an 8.1% increase in patient visits from 290,000 to 314,000 combined with a 1.3% increase from $95.49 to $96.76 in net patient revenue per visit.

      - Earnings were $0.17 per diluted share for the three months ended March 31, 2005 ("2005 First Quarter") as compared to $0.13 for the three months ended March 31, 2004 ("2004 First Quarter"). Net income for the 2005 First Quarter was $2.0 million versus $1.5 million for the same period last year. Total diluted shares were 12.1 million for the 2005 First Quarter and 12.4 million for the 2004 First Quarter.

NET PATIENT REVENUES

      - Net patient revenues increased to $30.3 million for the 2005 First Quarter from $27.7 million for the 2004 First Quarter, an increase of $2.6 million, or 9.5%, due to a 8.1% increase in patient visits to 314,000 and a $1.27 increase in net patient revenues per visit to $96.76.

      - Total patient visits increased 23,400, or 8.1%, to 314,000 for the 2005 First Quarter from 290,000 for the 2004 First Quarter. The growth in visits for the year was attributable to an increase of approximately 19,900 visits or 6.9% in clinics opened between April 1, 2004 and March 31, 2005 (the "New Clinics") together with a 3,500 or 1.2% increase in visits for clinics opened before April 1, 2004 (the "Mature Clinics").

      - Net patient revenues from New Clinics accounted for approximately 73% of the total increase, or approximately $1.9 million. The remaining increase of $700,000 in net patient revenues was from Mature Clinics. Of the $700,000 increase, $1.7 million related to clinics opened between January 1, 2003 and March 31, 2004, offset by a $925,000 decrease in clinics opened prior to January 1, 2003. The decrease of $925,000 in clinics opened prior to January 1, 2003 was primarily attributable to the clinics sold and closed during 2004.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers' compensation. Net patient revenues reflect contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 72.8% for the 2005 First Quarter and 74.3% for the 2004 First Quarter.

      CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

            Salaries and related costs increased to $15.8 million for the 2005 First Quarter from $14.6 million for the 2004 First Quarter, an increase of $1.2 million, or 8.1%. The $1.2 million increase was primarily incurred at the New Clinics. Salaries and related costs as a percent of net revenues were 51.2% for the 2005 First Quarter and 51.7% for the 2004 First Quarter.

      CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

            Rent, clinic supplies and other increased to $6.3 million for the 2005 First Quarter from $6.0 million for the 2004 First Quarter, an increase of $300,000, or 5.6%. Approximately $712,000 was incurred at the New Clinics, while the expense at the Mature Clinics decreased $412,000. Rent, clinic supplies and other as a percent of net revenues was 20.5% for the 2005 First Quarter and 21.2% for the 2004 First Quarter.

      CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

            The provision for doubtful accounts decreased to $312,000 for the 2005 First Quarter from $397,000 for the 2004 First Quarter, a decrease of $85,000 or 21.4%. The provision for doubtful accounts as a percent of net patient revenues was 1.0% for the 2005 First Quarter and 1.4% for the 2004 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 10.5% at March 31, 2005, as compared to 12.2% at December 31, 2004. The provision for doubtful accounts decreased due to increased collection efforts and reductions in our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $4.0 million for the 2005 First Quarter from $3.6 million for the 2004 First Quarter, an increase of $400,000, or 11.5%. Corporate office costs increased primarily as a result of accounting and legal costs to comply with the Sarbanes-Oxley Act and increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of revenues were 13.1% for the 2005 First Quarter which was comparable to 12.8% for the 2004 First Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships remained relatively the same in absolute dollars. Minority interest as a percentage of operating income before corporate office costs decreased to 14.2% for the 2005 First Quarter compared to 16.2% for the 2004 First Quarter. The decrease is due to the Company having acquired additional minority interests during 2004 and increased profitability from wholly-owned subsidiaries.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1.2 million for the 2005 First Quarter from $926,000 for the 2004 First Quarter, an increase of $298,000, or 32.2% as a result of higher pre-tax income. During the 2005 First Quarter and the 2004 First Quarter, we accrued state and federal income taxes at an effective tax rate of 37.6%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At March 31, 2005, we had $20.9 million in cash and cash equivalents compared to $20.6 million at December 31, 2004. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments. Included in cash and cash equivalents at March 31, 2005 were $1.9 million in a money market fund and $12.5 million in investments with maturities less than 90 days. The investments include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The increase in cash of $310,000 from December 31, 2004 to March 31, 2005 is due primarily to cash provided by operating activities of $6.1 million, offset by $3.6 million used for the repurchase of the Company's common stock, $1.2 million used for distributions to minority investors in subsidiary limited partnerships and $629,000 used for the purchase of fixed assets. In April 2005, the Company paid $463,000 for a minority interest purchased in the first quarter of 2005.

Our current ratio decreased to 5.3 to 1.0 at March 31, 2005 from 7.2 to 1.0 at December 31, 2004. The decrease in the current ratio is due primarily to an increase in accrued expenses primarily related to the timing of making estimated tax payments and paying payroll. Beginning January 1, 2005, all employees are paid every two weeks with a one-week lag which resulted in a larger payroll accrual at quarter end. Estimated tax payments for the 2005 First Quarter were paid in April 2005.

We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and may also make acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2005.

In September 2001, the Board of Directors authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of March 31, 2005, there are 204,315 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended March 31, 2005, the Company purchased 239,882 shares of its common stock on the open market for $3.6 million.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of March 31, 2005, we had 269 clinics in operation, six of which were opened in the first quarter of 2005. We expect to incur initial operating losses from new clinics opened in late 2004 and in 2005, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in early 2004 would favorably impact our results of operations beginning in 2005.

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as "believes", "expects", "intends", "plans", "appear", "should" and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

      -     revenue and earnings expectations;

      -     general economic, business, and regulatory conditions;

      -     availability of qualified physical and occupational therapists;

      - the failure of our clinics to maintain their Medicare certification status or changes in Medicare guidelines;

      - competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

      - changes in reimbursement rates or methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. We have no material amount of debt.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the last day of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended March 31, 2005.

                                                                           TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                         SHARES PURCHASED AS   OF SHARES THAT MAY
                                   TOTAL NUMBER OF                        PART OF PUBLICLY      YET BE PURCHASED
                                       SHARES         AVERAGE PRICE      ANNOUNCED PLANS OR    UNDER THE PLANS OR
            PERIOD                   PURCHASED        PAID PER SHARE          PROGRAMS(1)          PROGRAMS(1)
            ------                 ---------------    --------------     -------------------   ------------------
January 1, 2005 through
January 31, 2005                      164,532             $15.33              164,532                    N/A
February 1, 2005 through
February 28, 2005                      50,350             $14.06               50,350                    N/A
March 1, 2005 through
March 31, 2005                         25,000             $13.70               25,000                204,315
                                      -------             ------              -------                -------
Total                                 239,882             $14.90              239,882                204,315
                                      =======             ======              =======                =======

(1) In the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002, the Company announced that in September 2001 the Board had authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In the Company's Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 5, 2003, the Company announced that on February 26, 2003 the Board had authorized a new share repurchase program of up to 250,000 shares of the Company's outstanding common stock. In the Company's Form 8-K filed on December 9, 2004, the Company announced that on December 8, 2004, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company's outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended March 31, 2005 were purchased under these programs.

ITEM 6. EXHIBITS.

(a) Exibits

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

                                     U.S. PHYSICAL THERAPY, INC.

Date: May 6, 2005                    By: /s/ LAWRANCE W. MCAFEE
                                         ---------------------------
                                             Lawrance W. McAfee
                                             Chief Financial Officer

                                     (duly authorized officer and principal
                                        financial and accounting officer)

                                     By: /s/ DAVID RICHARDSON
                                        ---------------------
                                         David Richardson
                                         Controller

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