Form 10-Q
period 2005-06-30
U S PHYSICAL THERAPY INC /NV
filed 2005-08-09
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 1-11151

                           U.S. PHYSICAL THERAPY, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               NEVADA                                         76-0364866
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

 1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300,                77042
                 HOUSTON,TEXAS                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

As of August 2, 2005, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 11,975,398.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                  3

          Consolidated Statements of Net Income for the three and six months ended               4
          June 30, 2005 and 2004

          Consolidated Statements of Cash Flows for the six months ended June 30,                5
          2005 and 2004

          Notes to Consolidated Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of            14
          Operations

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                             19

Item 4.   Controls and Procedures                                                               20

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                   20

Item 6.   Exhibits                                                                              21

          Signatures                                                                            22

          Certifications                                                                     24-27

ITEM 1. FINANCIAL STATEMENTS.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2005            2004
                                                                     -----------     ------------
ASSETS                                                               (unaudited)
Current assets:
  Cash and cash equivalents........................................  $    18,164     $     20,553
  Patient accounts receivable, less allowance for doubtful
     accounts of $1,937 and $2,447, respectively...................       18,684           17,669
  Accounts receivable --other......................................        1,010              549
  Other current assets.............................................          968            1,835
                                                                     -----------     ------------
          Total current assets.....................................       38,826           40,606
Fixed assets:
  Furniture and equipment..........................................       22,742           22,781
  Leasehold improvements...........................................       13,850           13,912
                                                                     -----------     ------------
                                                                          36,592           36,693
  Less accumulated depreciation and amortization...................       23,296           23,043
                                                                     -----------     ------------
                                                                          13,296           13,650
Goodwill...........................................................       12,754            6,127
Other assets.......................................................        1,762            1,225
                                                                     -----------     ------------
                                                                     $    66,638     $     61,608
                                                                     ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable -- trade........................................  $     1,285     $      1,181
  Accrued expenses.................................................        6,787            4,367
  Notes payable....................................................          237               70
                                                                     -----------     ------------
          Total current liabilities................................        8,309            5,618
Notes Payable - long-term portion..................................          333               --
Deferred rent......................................................        1,330            1,518
Other long-term liabilities........................................        1,217              982
                                                                     -----------     ------------
          Total liabilities........................................       11,189            8,118
Minority interests in subsidiary limited partnerships..............        2,838            3,311
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, no
       shares issued and outstanding...............................           --               --
  Common stock, $.01 par value, 20,000,000 shares authorized,
     13,560,693 and 13,436,557 shares issued at June 30, 2005
     and December 31, 2004, respectively...........................          135              134
  Additional paid-in capital.......................................       33,746           32,534
  Retained earnings................................................       40,409           35,617
  Treasury stock at cost, 1,560,385 and 1,320,503 shares held at
     June 30, 2005 and December 31, 2004, respectively.............      (21,679)         (18,106)
                                                                     -----------     ------------
          Total shareholders' equity...............................       52,611           50,179
                                                                     -----------     ------------
                                                                     $    66,638     $     61,608
                                                                     ===========     ============

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF NET INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                 THREE MONTHS          SIX MONTHS
                                                                 ENDED JUNE 30,       ENDED JUNE 30,
                                                               -----------------   -----------------
                                                                 2005      2004     2005      2004
                                                               -------   -------   -------   -------
Net patient revenues........................................   $33,065   $29,914   $63,417   $57,629
Management contract revenues................................       509       602     1,012     1,168
Other revenues..............................................         2         1        25        18
                                                               -------   -------   -------   -------
     Net revenues...........................................    33,576    30,517    64,454    58,815
Clinic operating costs:
  Salaries and related costs................................    16,532    14,498    32,332    29,117
  Rent, clinic supplies and other...........................     6,859     6,020    13,195    12,019
  Provision for doubtful accounts...........................       350       314       662       711
                                                               -------   -------   -------   -------
                                                                23,741    20,832    46,189    41,847

 Gain on sale or disposal of fixed assets...................        83       444        41       441
 Closure costs..............................................       (84)       --       (84)       --

Corporate office costs......................................     4,156     4,917     8,197     8,540
                                                               -------   -------   -------   -------

Operating income............................................     5,678     5,212    10,025     8,869
Other income (expense)
  Interest income (expense), net............................        94        17       187        --
 Minority interests in subsidiary limited partnerships......    (1,296)   (1,544)   (2,483)   (2,726)
                                                               -------   -------   -------   -------
                                                                (1,202)   (1,527)   (2,296)   (2,726)

Income before income taxes..................................     4,476     3,685     7,729     6,143
Provision for income taxes..................................     1,714     1,406     2,937     2,332
                                                               -------   -------   -------   -------
     Net income.............................................   $ 2,762   $ 2,279   $ 4,792   $ 3,811
                                                               =======   =======   =======   =======

Basic earnings per common share.............................   $  0.23   $  0.20   $  0.40   $  0.33
                                                               =======   =======   =======   =======

Diluted earnings per common share...........................   $  0.23   $  0.19   $  0.40   $  0.31
                                                               =======   =======   =======   =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                       2005             2004
                                                                                     -------           -------
OPERATING ACTIVITIES
Net income......................................................................     $ 4,792           $ 3,811
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.................................................       2,142             1,874
  Gain on sale of assets........................................................         (41)             (441)
  Minority interests in earnings of subsidiary limited partnerships.............       2,483             2,726
  Provision for doubtful accounts...............................................         662               711
  Tax benefit from exercise of stock options....................................         570               176
  Deferred rent.................................................................        (188)               --
  Deferred income taxes.........................................................         222                --
  Other.........................................................................          26                --
Changes in operating assets and liabilities:
  Increase in patient accounts receivable.......................................      (1,677)           (2,783)
  Increase in accounts receivable -- other......................................        (461)              (80)
  Decrease in other assets......................................................         229               731
  Increase in accounts payable and accrued expenses.............................       2,466             2,395
  Increase in other liabilities.................................................         235               165
                                                                                     -------           -------
Net cash provided by operating activities.......................................      11,460             9,285

INVESTING ACTIVITIES
Purchase of fixed assets........................................................      (1,838)           (2,185)
Acquisition of business.........................................................      (5,000)               --
Acquisitions of minority interests, included in goodwill........................      (1,319)             (174)
Proceeds on sale of fixed assets................................................         194               482
                                                                                     -------           -------
Net cash used in investing activities...........................................      (7,963)           (1,877)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships..........      (2,956)           (2,505)
Payment of notes payable........................................................          --                (3)
Repurchase of common stock......................................................      (3,573)               --
Proceeds from exercise of stock options.........................................         643               150
                                                                                     -------           -------
Net cash used in financing activities...........................................      (5,886)           (2,358)

Net increase in cash and cash equivalents.......................................      (2,389)            5,050
Cash and cash equivalents -- beginning of period................................      20,553            16,822
                                                                                     -------           -------
Cash and cash equivalents -- end of period......................................     $18,164           $21,872
                                                                                     =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes..................................................................     $ 3,024           $ 1,441
  Interest......................................................................     $    --           $    68
Non-cash transactions during the period:
  Purchase of business - seller financing portion...............................     $   500           $    --
  Conversion of Series C Note into common stock ................................     $    --           $ 2,333

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (unaudited)

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

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic's net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that some clinic groups operate more than one clinic location. In 2005, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We will also evaluate acquisition opportunities in select markets. In May 2005, we acquired a majority interest in Hamilton Physical Therapy Services, an operator of three physical and occupational therapy clinics located in central New Jersey ("Hamilton Acquisition").

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

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results the Company expects for the entire year. Physical therapy is somewhat seasonal and traditionally the second quarter has been among our better revenue and earnings quarters. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2004.

SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $11.0 million and $15.6 million in highly liquid investments at June 30, 2005 and December 31, 2004, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews property and equipment and intangible assets for impairment when certain events or circumstances indicate that the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the purchase of minority interests in certain partnerships formed prior to January 18, 2001. See discussion of minority interests below. In 2005, the goodwill increase was primarily derived from the Hamilton Acquisition. See Acquisition of a Business in Note 5. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of its reporting segment units to their carrying values. At June 30, 2005 and December 31, 2004, the Company had approximately $12.8 million and $6.1 million, respectively, of unamortized goodwill. During the six months ended June 30, 2005, a charge of $26,000 was recorded related to impairment of goodwill. No goodwill impairment charges were recorded for the comparable 2004 period.

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

For the quarter and six months ended June 30, 2005, the Company expensed $1.6 million and $3.0 million, respectively, of minority interests. Of the total expensed, $287,000 and $546,000, respectively, related to the minority interests in earnings of subsidiary limited partnerships for certain partnerships formed after January 18, 2001, and was expensed as salaries and related costs pursuant to EITF 00-23. The remaining $1.3 million and $2.5 million, respectively, related to partnerships formed prior to January 18, 2001, and was reported as a separate line item in our statements of net income. For the quarter and six months ended June 30, 2004, the Company expensed $1.7 million and $3.1 million, respectively, of minority interests. Of the total expensed, $175,000 and $398,000, respectively, related to the minority interests in earnings of subsidiary limited partnerships for certain partnerships formed after January 18, 2001, and was expensed as salaries and related costs pursuant to EITF 00-23. The remaining $1.5 million and $2.7 million, respectively, related to partnerships formed prior to January 18, 2001, and was reported as a separate line item in our statements of net income.

As of June 30, 2005 and December 31, 2004, $566,000 and $490,000, respectively, in undistributed minority interests related to certain partnerships formed after January 18, 2001 were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled minority interest in subsidiary limited partnerships.

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

Patient revenues are shown net of contractual adjustments in the statement of net income. The provision for doubtful accounts is included in clinic operating costs in the statement of net income. Net accounts receivable includes only those amounts the Company estimates to be collectible.

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

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of June 30, 2005. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

SEGMENT REPORTING

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company identifies operating segments based on management responsibility and believes it meets the criteria for aggregating its operating segments into a single reporting segment.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation. The Consolidated Statement of Net Income for the three and six months ended June 30, 2004 reflects a reclassification of interest income from net revenues to interest income/expense, net.

STOCK OPTIONS

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using the fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the three and six months ended June 30, 2005 and 2004, the Company's pro forma information follows (in thousands except for earnings per share information):

                                                                      FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,         ENDED JUNE 30,
                                                                       2005          2004    2005         2004
                                                                      ------        ------  ------      ------
Actual net income..................................................   $2,762        $2,279  $4,792      $3,811
  Deduct: Total stock based compensation expense determined
     under the fair value method, net of taxes.....................      208           464     371         831
                                                                      ------        ------  ------      ------
Pro forma net income...............................................   $2,554        $1,815  $4,421      $2,980
                                                                      ======        ======  ======      ======

Earnings per share:
  Actual basic earnings per common share...........................   $ 0.23        $ 0.20  $ 0.40      $ 0.33
  Actual diluted earnings per common share.........................   $ 0.23        $ 0.19  $ 0.40      $ 0.31
  Pro forma basic earnings per common share........................   $ 0.21        $ 0.16  $ 0.37      $ 0.26
  Pro forma diluted earnings per common share......................   $ 0.21        $ 0.15  $ 0.37      $ 0.25

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

In December 2004, the FASB issued Revised SFAS 123, "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Currently, SFAS 123R is effective as of the beginning of the first interim or annual period of the Company's first fiscal year beginning on or after June 15, 2005. For the Company, SFAS 123R is effective for its first quarter which begins January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123 and SFAS 148.

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined the model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company is evaluating its method of estimating the grant-date fair value and which of the adoption methods it will use.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In June 2005, the EITF issued EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is determining the impact of the adoption of EITF Issue No. 05-6. However, the Company does not expect that the adoption of this issue will have a material impact on its consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                       --------------------    ------------------
                                                                          2005       2004       2005        2004
                                                                       ---------    -------    -------    -------
Numerator:
     Net income.....................................................   $   2,762    $ 2,279    $ 4,792    $ 3,811
    Numerator for basic earnings per share..........................       2,762      2,279      4,792      3,811
                                                                       ---------    -------    -------    -------
    Effect of dilutive securities:
     Interest on convertible subordinated note payable..............          --         22         --         45
                                                                       ---------    -------    -------    -------
                                                                              --         --         --         --
    Numerator for diluted earnings per share --- income available
     to common stockholders after assumed conversions...............   $   2,762    $ 2,301    $ 4,792    $ 3,856
                                                                       =========    =======    =======    =======
Denominator:
    Denominator for basic earnings per share ---
       weighted average shares......................................      11,913     11,509     11,938     11,490
    Effect of dilutive securities:
       Stock options................................................         152        361        144        365
       Convertible subordinated note payable........................          --        495         --        509
                                                                       ---------    -------    -------    -------
    Dilutive potential common shares................................         152        856        144        874
                                                                       ---------    -------    -------    -------
    Denominator for diluted earnings per share --- adjusted
       weighted average shares and assumed conversions..............      12,065     12,365     12,082     12,364

    Basic earnings per common share.................................   $    0.23    $  0.20    $  0.40    $  0.33
                                                                       =========    =======    =======    =======
    Diluted earnings per common share...............................   $    0.23    $  0.19    $  0.40    $  0.31
                                                                       =========    =======    =======    =======

Options to purchase 74,300 and 634,245 shares for the three months ended June 30, 2005 and June 30, 2004, respectively, and 81,800 and 634,245 shares for the six months ended June 30, 2005 and June 30, 2004, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of June 30, 2005, there are 204,315 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the six months ended June 30, 2005, the Company purchased 239,882 shares of its common stock in the open market for an aggregate of $3.6 million.

4. NOTES PAYABLE

Notes payable as of June 30, 2005 and December 31, 2004 consist of the following (in thousands):

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  2005        2004
                                                                                --------   ------------
Promissory note payable in quarterly principal installments of $41,667 plus accrued interest through May 18, 2008, interest accrues
      at 6% per annum                                                           $    500   $         --
Promissory note payable (paid in full in July 2005)                                   70             70
                                                                                --------   ------------
                                                                                     570             70
Less current portion                                                                (237)           (70)
                                                                                --------   ------------
                                                                                $    333   $         --
                                                                                ========   ============

In conjunction with the Hamilton Acquisition, we entered into a note payable in the amount of $500,000 payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008.

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

5. ACQUISITIONS AND DISPOSALS

ACQUISITION OF A BUSINESS

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey. The Company acquired a 75% interest with existing partners retaining 25%. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

The acquisition resulted in approximately $5.3 million of goodwill. Other assets related to the acquisition included furniture and equipment and non-competition agreements valued at $103,000 and $121,000, respectively, and the Company assumed certain employee benefits of approximately $58,000.

ACQUISITIONS OF MINORITY INTERESTS

During the quarter ended June 30, 2005, the Company purchased a 15% interest from a limited partner who owned a 20.5% interest in a limited partnership for $774,473. The limited partner retained a 5.5% interest. In addition, during the second quarter of 2005, the Company paid additional consideration in the amount of $32,360 related to the purchase of a 35% minority interest in June 2002. Additional consideration was based upon the performance of the clinic.

During the quarter ended March 31, 2005, the Company purchased the 20% minority interest in a limited partnership for $53,966 and the 35% minority interest in another limited partnership for $462,827. The Company also paid the minority partners $14,273 and $37,773, respectively, in undistributed earnings.

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

The changes in the carrying amount of goodwill consisted of the following for the six months ended June 30, 2005 (in thousands):

                                               2005
                                            ---------
Beginning balance                           $   6,127
Goodwill acquired during the period             6,653
Goodwill written-off                              (26)
                                            ---------
Ending balance                              $  12,754
                                            =========

SALE OF ASSETS

On June 30, 2004, the Company sold all of its assets in a clinic. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. After recording certain costs associated with the sale, the Company recorded a gain of $452,000.

6. CLOSURE COSTS

In the third quarter of 2004, management decided to close eight unprofitable clinics after a thorough review of the Company's then existing clinics. As of December 31, 2004, the Company had a remaining accrual related to lease liabilities on certain of these eight clinics of $250,000. During the six months ended June 30, 2005, the Company reduced this liability by $111,000 primarily due to lease payments being made and settlement of lease agreements offset by a $50,000 additional accrual required on two leases. As of June 30, 2005, the Company has $139,000 accrued related to remaining lease obligations for certain of these eight clinics. Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements. In addition, closure costs for the three months ended June 30, 2005 includes a $26,000 charge related to the write-off of goodwill for a clinic closed during that period.

7. EMPLOYEE TERMINATION BENEFITS

As a result of events that occurred during the 2004 period relating to the resignation of the former President, Chief Executive Officer and Chairman of the Board, certain costs were incurred during the quarter ended June 30, 2004. Pursuant to FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Terminations Benefits ("SFAS 88"), an employer that provides contractual termination benefits is required to recognize a liability and a loss in connection with the termination of an employee in the period when that termination is known, if the amount can be reasonably estimated. In accordance with SFAS 88, the Company accrued severance of $650,000 in the quarter ended June 30, 2004 in accordance with an employment contract. Additionally, recruiting expense of $67,000 was incurred resulting in a recognized expense of $717,000 in the quarter ended June 30, 2004 related to the resignation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At June 30, 2005, we operated 277 clinics in 36 states. The average age of our clinics at June 30, 2005, was 4.7 years. We have developed 268 of the clinics and acquired nine. Since inception, we have sold six clinics, closed 35 facilities due to substandard clinic performance, and consolidated four clinics with other existing clinics. In 2004, we opened 35 new clinics. During the first six months of 2005, we have opened 13 new clinics, acquired three, closed one and sold two.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with six third-party facilities under management as of June 30, 2005.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

                                               FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                   ENDED JUNE 30,       ENDED JUNE 30,
                                                 2005       2004        2005      2004
                                               ---------  ---------  ---------  --------
Number of clinics                                   277        254        277        254
Working days                                         64         64        127        128
Average visits per day per clinic                  19.6       19.3       19.0       19.0
Total patient visits                            342,002    307,335    655,677    597,583
Net patient revenue per visit                  $  96.68   $  97.33   $  96.72   $  96.44
Statements of operations per visit:
    Net revenues                               $  98.17   $  99.30   $  98.30   $  98.42
    Salaries and related costs                   (48.34)    (47.17)    (49.31)    (48.73)
    Rent, clinic supplies and other              (20.06)    (19.59)    (20.12)    (20.11)
    Provision for doubtful accounts               (1.02)     (1.02)     (1.01)     (1.19)
    Gain on sale or disposal of fixed assets       0.24       1.44       0.06       0.74
    Closure costs                                 (0.24)        --      (0.13)        --
                                               --------   --------   --------   --------
         Contribution from clinics                28.75      32.96      27.79      29.13
    Corporate office costs                       (12.15)    (16.00)    (12.50)    (14.29)
                                                -------   --------   --------   --------
    Operating income                           $  16.60   $  16.96   $  15.29   $  14.84
                                               ========   ========   ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

      - Net revenues rose 10% to $33.6 million, from $30.5 million, due to an 11% increase in patient visits to 342,000 from 307,000, offset by a decrease in net patient revenue per visit from $97.33 to $96.68.

      - Earnings were $0.23 per diluted share for the three months ended June 30, 2005 ("2005 Second Quarter") as compared to $0.19 for the three months ended June 30, 2004 ("2004 Second Quarter"). Net income for the 2005 Second Quarter increased to $2.8 million from $2.3 million, or 21%, compared to the 2004 Second Quarter. Total diluted shares outstanding were 12.1 million and 12.4 million for the 2005 Second Quarter and 2004 Second Quarter, respectively. Physical therapy is somewhat seasonal and traditionally the second quarter has been among our better revenue and earnings quarters.

NET PATIENT REVENUES

      - Net patient revenues increased to $33.1 million for the 2005 Second Quarter from $29.9 million for the 2004 Second Quarter, an increase of $3.2 million, or 11%, primarily due to an 11% increase in patient visits to 342,000 offset by a $0.65 decrease in net patient revenues per visit to $96.68.

      - Total patient visits increased 35,000, or 11%, to 342,000 for the 2005 Second Quarter from 307,000 for the 2004 Second Quarter. The growth in visits for the 2005 Second Quarter was attributable to an increase of approximately 26,000 visits in clinics opened between July 1, 2004 and June 30, 2005 (the "New Clinics") and by a 9,000 visit increase for clinics opened before July 1, 2004 (the "Mature Clinics").

      - Net patient revenues from New Clinics accounted for approximately 78% of the total increase, or approximately $2.5 million. The remaining increase of $0.7 million in net patient revenues was from Mature Clinics. Of the $0.7 million increase, $1.7 million related to clinics opened between January 1, 2003 and June 30, 2004, offset by a $935,000 million decrease in clinics opened prior to January 1, 2003. The decrease of $935,000 in clinics opened prior to January 1, 2003 was primarily attributable to the clinics sold and closed during 2004.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 71% for the 2005 Second Quarter and 67% for the 2004 Second Quarter.

      CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

            Salaries and related costs increased to $16.5 million for the 2005 Second Quarter from $14.5 million for the 2004 Second Quarter, an increase of $2.0 million, or 14%. Approximately 75% of the increase, or $1.5 million, was attributable to the New Clinics. The remaining 25% increase, or $522,000, was attributable to the Mature Clinics. Salaries and related costs as a percent of revenues were 49% for the 2005 Second Quarter and 48% for the 2004 Second Quarter.

      CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

            Rent, clinic supplies and other costs increased to $6.9 million for the 2005 Second Quarter from $6.0 million for the 2004 Second Quarter, an increase of $900,000, or 15%. Approximately 78% of the increase, or $700,000, was attributable to the New Clinics. The remaining increase of 22%, or $200,000 was attributable to the Mature Clinics. Rent, clinic supplies and other costs as a percent of revenues was 20% for each of the 2005 Second Quarter and the 2004 Second Quarter.

      CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

            The provision for doubtful accounts increased to $350,000 for the 2005 Second Quarter from $314,000 for the 2004 Second Quarter, an increase of $36,000, or 11%. The provision for doubtful accounts as a percent of net patient revenues was 1% for the 2005 Second Quarter and for the 2004 Second Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 9% at June 30, 2005 compared to 12% at December 31, 2004. The provision for doubtful accounts decreased due to increased collections efforts and reductions in our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

      GAIN ON SALE OR DISPOSAL OF FIXED ASSETS

            For the 2005 Second Quarter, a net gain on the sale of fixed assets of $83,000 was recognized primarily related to the sale of a building, which generated a gain of approximately $100,000 before taxes and minority interest. The building was previously used by a clinic closed in August 2004. For the 2004 Second Quarter, a gain on the sale of the assets in a clinic was recognized in the amount of $452,000. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. Costs related to the sale of the clinic assets were $4,000.

      CLOSURE COSTS

            For the 2005 Second Quarter, a charge of $84,000 was taken related to clinic closure costs. The charge primarily consisted of $50,000 additional accrual for lease commitments related to the clinics closed in the third quarter of 2004 and $26,000 related to the write-off of goodwill for a clinic closed in the 2005 Second Quarter.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, decreased to $4.2 million for the 2005 Second Quarter from $4.9 million for the 2004 Second Quarter, a decrease of $0.7 million, or 14%. Corporate office costs decreased primarily due to a charge in the 2004 Second quarter of $717,000 related to accrued severance for the CEO resignation. Corporate office costs as a percent of net revenues were 12% for the 2005 Second Quarter compared to 16% for the 2004 Second Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased to $1.3 million for the 2005 Second Quarter from $1.5 million in the 2004 Second Quarter. Minority interest as a percentage of operating income before corporate office costs decreased to 13% for the 2005 Second Quarter compared to 15% for the 2004 Second Quarter. This decrease is partially due to the Company's purchases of additional minority interests during 2004 and 2005. In addition, during the 2005 Second Quarter, there has been significant improvement in the earnings of our profit sharing and other wholly owned clinics where clinic directors' incentive compensation is reflected in clinic operating costs rather than in minority interest as for the limited partnership clinics formed prior to January 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1.7 million for the 2005 Second Quarter from $1.4 million for the 2004 Second Quarter as a result of higher pre-tax income. During each of the 2005 Second Quarter and the 2004 Second Quarter, we accrued state and federal income taxes at an effective tax rate of 38%.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

      - Net revenues rose 10% to $64.5 million from $58.8 million primarily due to a 10% increase in patient visits to 656,000 and a slight increase in net patient revenue per visit to $96.72 from $96.44.

      -     Net income increased 26% to $4.8 million from $3.8 million.

      - Earnings per share increased to $0.40 per diluted share from $0.31 per diluted share. Total diluted shares outstanding during the June 30, 2005 and 2004 periods were 12.1 million and 12.4 million, respectively.

NET PATIENT REVENUES

      - Net patient revenues increased to $63.4 million for the six months ended June 30, 2005 ("2005 Six Months") from $57.6 million for the six months ended June 30, 2004 ("2004 Six Months"), an increase of $5.8 million, or 10%, primarily due to a 10% increase in patient visits to 656,000 and a $0.28 increase in patient revenues per visit to $96.72.

      - Total patient visits increased 58,000, or 10%, to 656,000 for the 2005 Six Months from 598,000 for the 2004 Six Months. The growth in visits for the period was attributable to an increase of approximately 38,000 visits in New Clinics together with a 20,000 visit increase in visits for Mature Clinics.

      - Net patient revenues from New Clinics accounted for approximately 62% of the total increase, or approximately $3.6 million. The remaining increase of $2.2 million in net patient revenues was from Mature Clinics.

CLINIC OPERATING COSTS

Clinic operating costs were 72% of net revenues for the 2005 Six Months and 70% of net revenues for the 2004 Six Months.

      CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

            Salaries and related costs increased to $32.3 million for the 2005 Six Months from $29.1 million for the 2004 Six Months, an increase of $3.2 million, or 11%. Approximately 72% of the increase, or $2.3 million, was attributable to the New Clinics. The remaining 28% increase, or $0.9, was due to higher costs at various Mature Clinics. Salaries and related costs as a percent of net revenues were 50% for the 2005 Six Months and the 2004 Six Months.

      CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

            Rent, clinic supplies and other costs increased to $13.2 million for the 2005 Six Months from $12.0 million for the 2004 Six Months, an increase of $1.2 million, or 10%. The $1.2 million was attributable to the New Clinics. Rent, clinic supplies and other cost for Mature Clinics remained essentially flat for the 2005 Six Months as compared to the 2004 Six Months. Rent, clinic supplies and other costs as a percent of net revenues remained flat at 20% for the 2005 Six Months and the 2004 Six Months.

      CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

            The provision for doubtful accounts decreased to $662,000 for the 2005 Six Months from $711,000 for the 2004 Six Months, a decrease of $49,000, or 7%. This decrease was due to a decrease of $113,000 at the Mature Clinics as a result of improved collection experience, offset by an increase of $64,000 for New Clinics. The provision for doubtful accounts as a percent of net patient revenues remained flat for the 2005 Six Months from the 2004 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable was 9% at June 30, 2005 compared to 12% at December 31, 2004. The provision for doubtful accounts decreased due to increased collections efforts and reductions in our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days. The provision for doubtful accounts for each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

      GAIN ON SALE OR DISPOSAL OF FIXED ASSETS

            For the 2005 Six Months, a net gain on the sale of fixed assets of $41,000 was recognized primarily related to the sale of a building, which generated a gain of approximately $100,000 before taxes and minority interest. The building was previously used by a clinic closed in August 2004. The gain was offset by losses on the sale and disposal of fixed assets. For the 2004 Six Months, a gain on the sale of the assets in a clinic was recognized in the amount of $452,000. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. Costs related to the sale of the clinic assets amounted to $4,000.

      CLOSURE COSTS

            For the 2005 Six Months, a charge of $84,000 was taken related to clinic closure costs. The charge primarily consisted of $50,000 additional accrual for lease commitments related to the clinics closed in the third quarter of 2004 and $26,000 related to the write-off of goodwill for a clinic closed in the 2005 Second Quarter.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, decreased to $8.2 million for the 2005 Six Months from $8.5 million for the 2004 Six Months, a decrease of $0.3 million, or 4%. Corporate office costs decreased primarily due to a charge in the 2004 Second Quarter of $717,000 related to accrued severance for the CEO resignation. Without the effects of the costs related to the CEO Resignation, corporate office costs would have increased by $0.4 million primarily as a result of accounting and legal costs to comply with the Sarbanes-Oxley Act and increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of net revenues decreased to 13% for the 2005 Six Months from 15% for the 2004 Six Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased to $2.5 million for the 2005 Six Months from $2.7 million in the 2004 Six Months. Minority interest as a percentage of operating income before corporate office costs decreased to 14% for the 2005 Six Months compared to 16% for the 2004 Six Months. This decrease is partially due to the Company's purchases of additional minority interests during 2004 and 2005. In addition, during the 2005 Six Months, there has also been significant improvement in the earnings of our profit-sharing and other wholly-owned clinics where clinic directors' incentive compensation is reflected in clinic operating costs rather than in minority interest as for the limited partnership clinics formed prior to January 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2.9 million for the 2005 Six Months from $2.3 million for the 2004 Six Months, an increase of approximately $0.6 million, or 26% as a result of higher pre-tax income. During the 2005 Six Months and the 2004 Six Months, we accrued state and federal income taxes at an effective tax rate of 38%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At June 30, 2005, we had $18.2 million in cash and cash equivalents, after giving effect to $5.0 million paid in connection with the Hamilton Acquisition, compared to $20.6 million at December 31, 2004. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries and future clinic development. Included in cash and cash equivalents at June 30, 2005 were $2.2 million in a money market fund and $8.8 million in investments with maturities less than 90 days when purchased. The investments include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The decrease in cash of $2.4 million from December 31, 2004 to June 30, 2005 is due primarily to cash used by investing ($8.0 million) and financing ($5.9 million) activities offset by cash provided by operating activities of $11.5 million. Our primary uses of cash included: $5.0 for the Hamilton Acquisition (excluding seller financing of $500,000); $1.8 million for the purchase of fixed assets; $1.3 million for the purchase of minority interests of limited partners in our clinic partnerships; $3.6 million for the repurchase of the Company's common stock; and $3.0 million for distributions to minority investors in subsidiary limited partnerships.

Our current ratio decreased to 4.7 to 1.00 at June 30, 2005 from 7.2 to 1.00 at December 31, 2004. The decrease in the current ratio is due primarily to an increase in accrued expenses related to the timing of payroll payments. Beginning January 1, 2005, all employees are paid every two weeks with a one-week lag which resulted in a larger payroll accrual at June 30, 2005.

We do not currently have credit lines or other credit arrangements. Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and may also make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2005.

In conjunction with the Hamilton Acquisition, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for each of the three facilities.

In September 2001, the Board of Directors authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of June 30, 2005, there are 204,315 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the six months ended June 30, 2005, the Company purchased 239,882 shares of its common stock in the open market for an aggregate of $3.6 million.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of June 30, 2005, we had 277 clinics in operation, 7 of which were opened and 3 acquired in the 2005 Second Quarter. We also closed 1 clinic and sold 1 clinic during the 2005 Second Quarter. We expect to incur initial operating losses from new clinics opened in late 2004 and in 2005, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in early 2004 would favorably impact our results of operations beginning in 2005.

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

      -     weather and other seasonal factors.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of shareholders was held on May 25, 2005. At the meeting, ten directors were elected by a vote of holders of the Company's Common Shares, par value of $.01 per share, as outlined in the Company's proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected.

The election of such directors and the results of those votes were as follows:

                                  Votes            Votes
                                   For           Withheld
                               ----------        --------
Daniel C. Arnold               10,960,928        221,363
Christopher J. Reading         11,146,282         36,009
Lawrance W. McAfee             11,106,282         76,009
Mark J. Brookner               11,046,013        136,278
Bruce D. Broussard             11,103,466         78,825
Marlin W. Johnston             11,094,291         88,000
J. Livingston Kosberg          11,018,865        163,426
Jerald L. Pullins              11,103,466         78,825
Albert L. Rosen                10,964,628        217,663
Clayton K. Trier               11,129,310         52,981

The appointment of Grant Thornton LLP as our independent registered public accounting firm for 2005 was ratified at the meeting with the following votes:

  Votes        Votes         Votes
   For        Against     Abstaining
---------    ---------    ----------
6,692,726    1,996,699       19,502

ITEM 6. EXHIBITS.

EXHIBIT
  NO.                                  DESCRIPTION
-------   -------------------------------------------------------------------------
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

                                             U.S. PHYSICAL THERAPY, INC.
Date: August 9, 2005                         By: /s/ LAWRANCE W. MCAFEE
                                                 ---------------------------
                                                     Lawrance W. McAfee
                                                     Chief Financial Officer
                                             (duly authorized officer and
                                             principal financial and
                                             accounting officer)

                                             By: /s/ DAVID RICHARDSON
                                                 ---------------------------
                                                     David Richardson
                                                         Controller

                                INDEX OF EXHIBITS

EXHIBIT
  NO.                                    DESCRIPTION
-------      -------------------------------------------------------------------------
31.1*        Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer

31.2*        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*        Rule 13a-14(a)/15d-14(a) Certification of Controller

32*          Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002

* Filed herewith