Form 10-Q
period 2005-09-30
U S PHYSICAL THERAPY INC /NV
filed 2005-11-08
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 3, 2005, the number of shares outstanding of the registrant's common stock, par value $.01 per share, was 11,960,146.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2005 and
        December 31, 2004                                               3

        Consolidated Statements of Net Income for the three and
        nine months ended September 30, 2005 and 2004                   4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2005 and 2004                               5

        Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            15

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                           21

Item 4. Controls and Procedures                                        21

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of
        Proceeds                                                       22

Item 6. Exhibits                                                       22

        Signatures                                                     23

        Certifications                                              25-28

ITEM 1. FINANCIAL STATEMENTS.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2005           2004
                                                                         -------------   ------------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .........................................     $ 18,525       $ 20,553
   Patient accounts receivable, less allowance for doubtful
      accounts of $1,794 and $2,447, respectively ....................       19,378         17,669
   Accounts receivable -- other ......................................          829            549
   Other current assets ..............................................        1,132          1,835
                                                                           --------       --------
      Total current assets ...........................................       39,864         40,606
Fixed assets:
   Furniture and equipment ...........................................       22,961         22,781
   Leasehold improvements ............................................       14,126         13,912
                                                                           --------       --------
                                                                             37,087         36,693
   Less accumulated depreciation and amortization ....................       23,756         23,043
                                                                           --------       --------
                                                                             13,331         13,650
Goodwill .............................................................       12,609          6,127
Other assets .........................................................        1,643          1,225
                                                                           --------       --------
                                                                           $ 67,447       $ 61,608
                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable -- trade .........................................     $  1,131       $  1,181
   Accrued expenses ..................................................        6,414          4,367
   Notes payable .....................................................          167             70
                                                                           --------       --------
      Total current liabilities ......................................        7,712          5,618
Notes payable - long-term portion ....................................          292             --
Deferred rent ........................................................        1,392          1,518
Other long-term liabilities ..........................................        1,163            982
                                                                           --------       --------
      Total liabilities ..............................................       10,559          8,118
Minority interests in subsidiary limited partnerships ................        2,788          3,311
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, no
      shares issued and outstanding ..................................           --             --
   Common stock, $.01 par value, 20,000,000 shares authorized,
      13,602,823 and 13,436,557 shares issued at September 30, 2005
      And December 31, 2004, respectively ............................          136            134
   Additional paid-in capital ........................................       34,390         32,534
   Retained earnings .................................................       42,786         35,617
   Treasury stock at cost, 1,643,885 and 1,320,503 shares held at
      September 30, 2005 and December 31, 2004, respectively .........      (23,212)       (18,106)
                                                                           --------       --------
         Total shareholders' equity ..................................       54,100         50,179
                                                                           --------       --------
                                                                           $ 67,447       $ 61,608
                                                                           ========       ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF NET INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                    THREE MONTHS          NINE MONTHS
                                                                ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                -------------------   -------------------
                                                                   2005      2004        2005      2004
                                                                 -------   -------     -------   -------
Net patient revenues ........................................    $33,645   $29,253     $97,062   $86,882
Management contract revenues ................................        502       379       1,514     1,547
Other revenues ..............................................         25         7          50        24
                                                                 -------   -------     -------   -------
      Net revenues ..........................................     34,172    29,639      98,626    88,453
Clinic operating costs:
   Salaries and related costs ...............................     17,558    15,140      49,890    44,253
   Rent, clinic supplies and other ..........................      6,895     6,176      20,090    18,207
   Provision for doubtful accounts ..........................        363       316       1,025     1,027
                                                                 -------   -------     -------   -------
                                                                  24,816    21,632      71,005    63,487

   Loss (gain) on sale or disposal of fixed assets ..........         64         7          23      (443)
   Closure costs and impairment charge ......................        182       815         266       815

Corporate office costs ......................................      4,072     4,213      12,269    12,752
                                                                 -------   -------     -------   -------
Operating income ............................................      5,038     2,972      15,063    11,842
Other income (expense)
   Interest income (expense), net ...........................         84        65         271        65
   Loss in unconsolidated joint venture .....................        (18)       --         (18)       --
   Minority interests in subsidiary limited partnerships ....     (1,180)   (1,328)     (3,663)   (4,055)
                                                                 -------   -------     -------   -------
                                                                  (1,114)   (1,263)     (3,410)   (3,990)
Income before income taxes ..................................      3,924     1,709      11,653     7,852
Provision for income taxes ..................................      1,547       655       4,484     2,987
                                                                 -------   -------     -------   -------
      Net income ............................................    $ 2,377   $ 1,054     $ 7,169   $ 4,865
                                                                 =======   =======     =======   =======
Basic earnings per common share .............................    $  0.20   $  0.09     $  0.60   $  0.41
                                                                 =======   =======     =======   =======
Diluted earnings per common share ...........................    $  0.20   $  0.08     $  0.59   $  0.40
                                                                 =======   =======     =======   =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                     2005      2004
                                                                                   -------   -------
OPERATING ACTIVITIES
Net income ..............................................................          $ 7,169   $ 4,865
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ........................................            3,213     2,873
   Loss (gain) on sale of assets ........................................               23      (261)
   Minority interests in earnings of subsidiary limited partnerships ....            3,663     4,055
   Provision for doubtful accounts ......................................            1,025     1,027
   Tax benefit from exercise of stock options ...........................              650     1,550
   Impairment charge - goodwill .........................................              145        --
   Recognition of deferred rent subsidies ...............................             (280)       --
   Deferred income taxes ................................................               76      (136)
   Other ................................................................               44        --
Changes in operating assets and liabilities:
   Increase in patient accounts receivable ..............................           (2,734)   (3,121)
   Increase in accounts receivable -- other .............................             (280)     (201)
   Decrease in other assets .............................................              303       935
   Increase in accounts payable and accrued expenses ....................            1,939     2,016
   Increase in other liabilities ........................................              335       264
                                                                                   -------   -------
Net cash provided by operating activities ...............................           15,291    13,866

INVESTING ACTIVITIES
Purchase of fixed assets.................................................           (3,006)   (3,307)
Acquisition of business .................................................           (5,000)       --
Acquisitions of minority interests, included in goodwill ................           (1,319)     (253)
Proceeds on sale of fixed assets ........................................              201       499
                                                                                   -------   -------
Net cash used in investing activities ...................................           (9,124)   (3,061)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ..           (4,186)   (3,859)
Payment of notes payable ................................................             (111)      (39)
Repurchase of common stock ..............................................           (5,106)     (657)
Proceeds from exercise of stock options .................................            1,208     1,704
                                                                                   -------   -------
Net cash used in financing activities ...................................           (8,195)   (2,851)

Net (decrease) increase in cash and cash equivalents ....................           (2,028)    7,954
Cash and cash equivalents -- beginning of period ........................           20,553    16,822
                                                                                   -------   -------
Cash and cash equivalents -- end of period ..............................          $18,525   $24,776
                                                                                   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes .........................................................          $ 3,756   $ 1,796
   Interest .............................................................          $     9   $    69
Non-cash transactions during the period:
   Purchase of business - seller financing portion ......................          $   500   $    --
   Conversion of Series C Note into common stock ........................          $    --   $ 2,333

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                                   (unaudited)

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

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic's net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2005, we continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We will also evaluate acquisition opportunities in selected markets. In May 2005, we acquired a majority interest in Hamilton Physical Therapy Services, an operator of three physical and occupational therapy clinics located in central New Jersey ("Hamilton Acquisition").

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

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results the Company expects for the entire year as physical therapy is somewhat seasonal. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2004.

SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $13.1 million and $15.6 million in highly liquid investments at September 30, 2005 and December 31, 2004, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews property and equipment and intangible assets for impairment annually and upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the purchase of minority interests in certain partnerships formed prior to January 18, 2001. See the discussion of minority interests below. In 2005, the goodwill increase was primarily derived from the Hamilton Acquisition. See Acquisition of a Business in Note 5. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of each reporting segment unit to the carrying value of the related goodwill.

MINORITY INTERESTS

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, historically, the Company has recorded therapist partner's profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" ("EITF 00-23"), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January 18, 2001, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners' interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001.

For the quarter and nine months ended September 30, 2005, the Company expensed $1.5 million and $4.5 million, respectively, of minority interests. Of the total expensed, $270,000 and $816,000, respectively, related to the minority interests in earnings of subsidiary limited partnerships for certain partnerships formed after January 18, 2001, and was expensed as salaries and related costs pursuant to EITF 00-23. The remaining $1.2 million and $3.7 million, respectively, related to partnerships formed prior to January 18, 2001, and was reported as a separate line item in our statements of net income. For the quarter and nine months ended September 30, 2004, the Company expensed $1.5 million and $4.7 million, respectively, of minority interests. Of the total expensed, $201,000 and $599,000, respectively, related to the minority interests in earnings of subsidiary limited partnerships for certain partnerships formed after January 18, 2001, and was expensed as salaries and related costs pursuant to EITF 00-23. The remaining $1.3 million and $4.1 million, respectively, related to partnerships formed prior to January 18, 2001, and was reported as a separate line item in our statements of net income.

As of September 30, 2005 and December 31, 2004, undistributed minority interests related to certain partnerships formed after January 18, 2001 in the amount of $644,000 and $490,000 were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled minority interest in subsidiary limited partnerships.

REVENUE RECOGNITION

Revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in clinic operating costs in the statement of net income. Net accounts receivable includes only those amounts the Company estimates to be collectible.

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy to any one patient was initially limited to $1,500, subject to annual adjustment (the "Medicare Limit"). For purposes of the Medicare Limit, the aggregate charges for outpatient physical therapy and speech language pathology incurred by one beneficiary cannot exceed the Medicare Limit. After a three-year moratorium, the Medicare Limit on therapy services was initially implemented for services rendered on or after September 1, 2003. The Medicare Limit for FY 2003 was adjusted up to $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a second moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit will be reinstated effective as of January 1, 2006. A recent Senate budget reconciliation proposal would extend the moratorium for an additional year. If such a proposal is not enacted then outpatient therapy services rendered to Medicare beneficiaries by the Company's therapists will be subject to these caps, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit, if any, for 2006 is expected to be $1,750. Any potential negative impact on the Company's revenue could be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the scheduled 2006 Medicare Limit could have an adverse impact on 2006 net income.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of September 30, 2005. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and current portion of notes payable approximate their fair values due to the short-term maturity of these financial instruments.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to current year presentation. The Consolidated Statement of Net Income for the three and nine months ended September 30, 2004 reflects a reclassification of interest income from net revenues to interest income/expense, net.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. For the three and nine months ended September 30, 2005 and 2004, the Company's pro forma information follows (in thousands, except for earnings per share information):

                                                            FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                               ENDED SEPT 30,         ENDED SEPT 30,
                                                            --------------------   -------------------
                                                                2005     2004         2005     2004
                                                               ------   ------       ------   ------
Actual net income .......................................      $2,377   $1,054       $7,169   $4,865
Deduct: Total stock based compensation expense determined
   under the fair value method, net of taxes ............         268      733          633    1,496
                                                               ------   ------       ------   ------
Pro forma net income ....................................      $2,109   $  321       $6,536   $3,369
                                                               ======   ======       ======   ======
Earnings per share:
   Actual basic earnings per common share ...............      $ 0.20   $ 0.09       $ 0.60   $ 0.41
   Actual diluted earnings per common share .............      $ 0.20   $ 0.08       $ 0.59   $ 0.40
   Pro forma basic earnings per common share ............      $ 0.18   $ 0.03       $ 0.55   $ 0.29
   Pro forma diluted earnings per common share ..........      $ 0.17   $ 0.03       $ 0.54   $ 0.28

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which requires measures of the accumulated post-retirement benefit obligation and net periodic post-retirement benefit costs to reflect the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 supersedes FSP 106-1 and is effective for interim or annual reporting periods beginning after June 15, 2004. The adoption of FSP 106-2 did not have an impact on the Company's financial condition or results of operations.

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

The Company currently utilizes Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined the model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company currently expects to adopt SFAS 123R effective January 1, 2006; however, the Company is evaluating its method of estimating the grant-date fair value and which of the adoption methods it will use. Using the Black-Scholes method of valuing stock options and based on stock options granted to employees and directors through September 30, 2005, the Company estimates that the adoption of SFAS 123R would reduce 2006 net earnings by approximately $500,000.

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

In October 2005, the FASB issued FASB Staff Position No. 13-1 ("FAS 13-1") "Accounting for Rental Costs Incurred during a Construction Period". FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs shall be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The Company does not believe that the adoption of FAS 13-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

2.   EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                             ENDED SEPT 30,        ENDED SEPT 30,
                                                                          --------------------   -------------------
                                                                              2005      2004        2005      2004
                                                                            -------   -------     -------   -------
Numerator:
      Net income ......................................................     $ 2,377   $ 1,054     $ 7,169   $ 4,865
                                                                            -------   -------     -------   -------
   Numerator for basic earnings per share .............................       2,377     1,054       7,169     4,865
   Effect of dilutive securities:
      Interest on convertible subordinated note payable ...............          --        --          --        45
                                                                            -------   -------     -------   -------
   Numerator for diluted earnings per share --- income available
      to common stockholders after assumed conversions ................     $ 2.377   $ 1,054     $ 7,169   $ 4,910
                                                                            =======   =======     =======   =======
Denominator:
   Denominator for basic earnings per share --- weighted average
      shares ..........................................................      11,982    12,328      11,953    11,772
   Effect of dilutive securities:
      Stock options ...................................................         158       202         151       310
      Convertible subordinated note payable ...........................          --        --          --       338
                                                                            -------   -------     -------   -------
   Dilutive potential common shares ...................................         158       202         151       648
   Denominator for diluted earnings per share --- adjusted
      weighted average shares and assumed conversions .................      12,140    12,530      12,104    12,420
                                                                            =======   =======     =======   =======
   Basic earnings per common share ....................................     $  0.20   $  0.09     $  0.60   $  0.41
                                                                            =======   =======     =======   =======
   Diluted earnings per common share ..................................     $  0.20   $  0.08     $  0.59   $  0.40
                                                                            =======   =======     =======   =======

Options to purchase 606,980 common shares for the three months ended September 30, 2004, and 127,150 and 445,589 common shares for the nine months ended September 30, 2005 and September 30, 2004, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods. For the three months ended September 30, 2005, there were no option exercise prices greater than the average market price of the common shares during this period.

3.   PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. On August 23, 2005, the Board authorized an additional share repurchase program of up to 500,000 additional shares of the Company's outstanding common stock. As of September 30, 2005, there are 620,815 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the three and nine months ended September 30, 2005, the Company purchased 83,500 and 323,382 shares, respectively, of its common stock in the open market for an aggregate of $1.5 million and $5.1 million, respectively.

Subsequent to September 30, 2005 through October 27, 2005, the Company purchased 163,800 shares of its common stock in the open market, therefore as of October 27, 2005, there were 457,015 shares available for purchase under these programs.

4.   NOTES PAYABLE

Notes payable as of September 30, 2005 and December 31, 2004 consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   2005           2004
                                                              -------------   ------------
Promissory note payable in quarterly principal installments
   of $41,667 plus accrued interest through May 18, 2008,
   interest accrues at 6% per annum                               $ 459           $ --
Promissory note payable (paid in full in July 2005)                  --             70
                                                                  -----           ----
                                                                    459             70
Less current portion                                               (167)           (70)
                                                                  -----           ----
                                                                  $ 292           $ --
                                                                  =====           ====

In conjunction with the Hamilton Acquisition, we entered into a note payable in the amount of $500,000 payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement ("Credit Agreement"). The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow, repay and reborrow funds not to exceed at any one time an outstanding balance of $5,000,000 ("Commitment"). The outstanding balance shall bear interest, at the Company's option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company will pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there were no funds advanced to the Company under this credit agreement.

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

5.   ACQUISITIONS AND DISPOSALS

ACQUISITION OF A BUSINESS

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey. The Company acquired a 75% interest with existing partners retaining a 25% interest. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

The acquisition resulted in approximately $5.3 million of goodwill. Other assets related to the acquisition included furniture and equipment and non-competition agreements valued at $103,000 and $121,000, respectively, and the Company assumed certain employee benefits of approximately $58,000.

ACQUISITIONS OF MINORITY INTERESTS

During the quarter ended June 30, 2005, the Company purchased a 15% interest from a limited partner who owned a 20.5% interest in a limited partnership for $774,473. The limited partner retained a 5.5% interest. In addition, during the second quarter of 2005, the Company paid additional consideration in the amount of $32,360 related to the purchase of a 35% minority interest in June 2002. Additional consideration was based upon preestablished criteria related to the performance of the clinic.

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

6.   GOODWILL

The changes in the carrying amount of goodwill consisted of the following for the nine months ended September 30, 2005 (in thousands):

                                        2005
                                      -------
Beginning balance                     $ 6,127
Goodwill acquired during the period     6,653
Goodwill written-off                     (171)
                                      -------
Ending balance                        $12,609
                                      =======

During the quarter ended September 30, 2005, the Company performed its annual test related to the impairment of goodwill based on the present value of forecasted operating cash flows compared to the carrying value of goodwill for each reporting unit. Based on the results of the test, goodwill in the amount of $145,000 was written off for a clinic. The remaining $26,000 of goodwill written off related to a separate clinic closed in the second quarter of 2005.

7.   CLOSURE COSTS

In the third quarter of 2004, management decided to close eight unprofitable clinics after a thorough review of the Company's then existing clinics. As of December 31, 2004, the Company had a remaining accrual related to lease liabilities on certain of these eight clinics of $250,000. During the nine months ended September 30, 2005, the Company reduced this liability by $125,000 primarily due to lease payments being made and settlement of lease agreements but this amount was offset by an additional $83,000 accrual required primarily related to two leases. As of September 30, 2005, the Company has $125,000 accrued related to remaining lease obligations for certain of these eight clinics. Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements. In addition, closure costs for the nine months ended September 30, 2005 include a $26,000 charge related to the write-off of goodwill for a clinic closed during the period.

8.   EMPLOYEE TERMINATION BENEFITS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At September 30, 2005, we operated 282 clinics in 36 states. The average age of our clinics at September 30, 2005 was
4.9 years. We have developed 273 of the clinics and acquired nine. Since inception, we have sold six clinics, closed 35 facilities due to substandard clinic performance, and consolidated four clinics with other existing clinics. In 2004, we opened 35 new clinics. During the first nine months of 2005, we opened 18 new clinics, acquired three, closed one and sold two.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with eight third-party facilities under management agreements as of September 30, 2005.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

                                                     FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                     --------------------   ---------------------
                                                       2005       2004         2005        2004
                                                     --------   --------    ----------   --------
Number of clinics, at end of period                       282        254           282        254
Working days                                               64         64           192        192
Average visits per day per clinic                        19.5       18.7          19.4       19.1
Total patient visits                                  348,200    304,500     1,004,000    902,000
Net patient revenue per visit                        $  96.64   $  96.07    $    96.69   $  96.31
Statements of operations per visit:
   Net revenues                                      $  98.15   $  97.33    $    98.25   $  98.05
   Salaries and related costs                          (50.43)    (49.72)       (49.70)    (49.06)
   Rent, clinic supplies and other                     (19.81)    (20.28)       (20.01)    (20.18)
   Provision for doubtful accounts                      (1.04)     (1.04)        (1.02)     (1.14)
   (Loss) gain on sale or disposal of fixed assets      (0.18)     (0.02)        (0.02)      0.49
   Closure costs and impairment charge                  (0.52)     (2.67)        (0.27)     (0.90)
                                                     --------   --------    ----------   --------
      Contribution from clinics                         26.17      23.60         27.23      27.26
   Corporate office costs                              (11.70)    (13.84)       (12.22)    (14.13)
                                                     --------   --------    ----------   --------
   Operating income                                  $  14.47   $   9.76    $    15.01   $  13.13
                                                     ========   ========    ==========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

     - Net revenues rose 15% to $34.2 million, from $29.6 million, due to a 14% increase in patient visits to 348,200 from 304,500 and an increase of $0.58 in net patient revenue per visit from $96.06 to $96.64.

     - Earnings were $0.20 per diluted share for the three months ended September 30, 2005 ("2005 Third Quarter") as compared to $0.08 for the three months ended September 30, 2004 ("2004 Third Quarter"). Net income for the 2005 Third Quarter increased to $2.4 million from $1.1 million, or 126%, compared to the 2004 Third Quarter. Total diluted shares outstanding were 12.1 million and 12.5 million for the 2005 Third Quarter and 2004 Third Quarter, respectively. The 2004 Third Quarter included pre-tax charges totaling $1.2 million related to clinic closure costs, operating losses from closed clinics and CEO recruiting fees.

NET PATIENT REVENUES

     - Net patient revenues increased to $33.6 million for the 2005 Third Quarter from $29.3 million for the 2004 Third Quarter, an increase of $4.3 million, or 15%, primarily due to a 14% increase in patient visits to 348,200 and an increase of $0.58 in net patient revenues per visit to $96.64.

     - Total patient visits increased 43,700, or 14%, to 348,200 for the 2005 Third Quarter from 304,500 for the 2004 Third Quarter. The growth in visits for the 2005 Third Quarter was attributable to an increase of approximately 35,000 visits in clinics opened and acquired between October 1, 2004 and September 30, 2005 (the "New Clinics") and by a 8,700 visit increase for clinics opened before October 1, 2004 (the "Mature Clinics").

     - Net patient revenues from New Clinics accounted for approximately 76% of the total increase, or approximately $3.3 million. The remaining increase of $1.0 million in net patient revenues was from Mature Clinics. Of the $1.0 million increase, $1.3 million related to clinics opened between January 1, 2003 and September 30, 2004, offset by a $0.3 million decrease in clinics opened prior to January 1, 2003. The decrease of $0.3 million in clinics opened prior to January 1, 2003 was primarily attributable to the clinics sold and closed during 2004.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 73% for the 2005 Third Quarter and 76% for the 2004 Third Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $17.6 million for the 2005 Third Quarter from $15.1 million for the 2004 Third Quarter, an increase of $2.5 million, or 16%. Approximately 77% of the increase, or $1.9 million, was attributable to the New Clinics. The remaining 23% of the increase, or $0.6 million, was attributable to the Mature Clinics. Salaries and related costs as a percent of revenues were 51% for the 2005 Third Quarter and 2004 Third Quarter.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

          Rent, clinic supplies and other costs increased to $6.9 million for the 2005 Third Quarter from $6.2 million for the 2004 Third Quarter, an increase of $0.7 million, or 12%. Approximately 92% of the increase, or $660,000, was attributable to the New Clinics. The remaining 8% of the increase, or $59,000 was attributable to the Mature Clinics. Rent, clinic supplies and other costs as a percent of revenues was 20% for the 2005 Third Quarter and 21% for the 2004 Third Quarter.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $363,000 for the 2005 Third Quarter from $316,000 for the 2004 Third Quarter, an increase of $47,000, or 15%. The provision for doubtful accounts as a percent of net patient revenues was 1% for the 2005 Third Quarter and for the 2004 Third Quarter. Our allowance for doubtful accounts as a percent of total patient accounts receivable was 8% at September 30, 2005 compared to 12% at December 31, 2004. The allowance for doubtful accounts decreased due to increased collections efforts and reductions in our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

     LOSS ON SALE OR DISPOSAL OF FIXED ASSETS

          For the 2005 Third Quarter, a net loss on the sale or disposal of fixed assets of $64,000 was recognized primarily due to the write off of leasehold improvements for three clinics which relocated.

     CLOSURE COSTS AND IMPAIRMENT CHARGE

          For the 2005 Third Quarter, a charge of $37,000 was taken related to clinic closure costs. The charge primarily consisted of additional accrual for lease commitments related to the clinics closed in the third quarter of 2004. For the 2005 Third Quarter, goodwill in the amount of $145,000 was written off. The Company performed its annual test related to the impairment of goodwill based on the present value of forecasted operating cash flows compared to the carrying value of goodwill for each reporting unit. Based on the results of the test, goodwill was written-off for one of the Company's reporting units. During the 2004 Third Quarter, management decided to close eight unprofitable clinics after a thorough review of the Company's clinics. The Company recognized $815,000 in closure costs relating to these clinics.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, decreased to $4.1 million for the 2005 Third Quarter from $4.2 million for the 2004 Third Quarter, a decrease of $100,000. Corporate office costs decreased primarily due to a charge in the 2004 Third quarter of $200,000 for recruiting costs. Corporate office costs as a percent of net revenues were 12% for the 2005 Third Quarter compared to 14% for the 2004 Third Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased to $1.2 million for the 2005 Third Quarter from $1.3 million in the 2004 Third Quarter. Minority interest as a percentage of operating income before corporate office costs decreased to 13% for the 2005 Third Quarter compared to 18% for the 2004 Third Quarter. This decrease is partially due to the Company's purchases of additional minority interests during 2004 and 2005. In addition, during the 2005 Third Quarter, there has been significant improvement in the earnings of our profit sharing and other wholly owned clinics where clinic directors' incentive compensation is reflected in clinic operating costs rather than in minority interest as for the limited partnership clinics formed prior to January 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1.5 million for the 2005 Third Quarter from $0.7 million for the 2004 Third Quarter as a result of higher pre-tax income. We accrued state and federal income taxes at an effective tax rate of 39% during the 2005 Third Quarter versus 38% for the 2004 Third Quarter

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     - Net revenues rose 12% to $98.6 million from $88.5 million primarily due to an 11% increase in patient visits to 1,004,000 and a slight increase in net patient revenue per visit to $96.69 from $96.31.

     - Earnings were $0.59 per diluted share for the nine months ended September 30, 2005 ("2005 Nine Months") as compared to $0.40 for the nine months ended September 30, 2004 ("2004 Nine Months"). Net income for the 2005 Nine Months increased to $7.2 million from $4.9 million, or 47%, compared to the 2004 Nine Months. Total diluted shares outstanding were 12.1 million and 12.4 million for the 2005 Nine Months and 2004 Nine Months, respectively. The 2004 Nine Months included pre-tax charges totaling $1.7 million related to clinic closure costs, operating losses from closed clinics and CEO severance and recruiting fees.

NET PATIENT REVENUES

     - Net patient revenues increased to $97.1 million for the 2005 Nine Months from $86.9 million for the 2004 Nine Months, an increase of $10.2 million, or 12%, primarily due to an 11% increase in patient visits to 1,004,000 and a $0.38 increase in patient revenues per visit to $96.69.

     - Total patient visits increased 102,000, or 11%, to 1,004,000 for the 2005 Nine Months from 902,000 for the 2004 Nine Months. The growth in visits for the period was attributable to an increase of approximately 64,000 visits for New Clinics together with a 38,000 increase in visits for Mature Clinics.

     - Net patient revenues from New Clinics accounted for approximately 60% of the total increase, or approximately $6.1 million. The remaining increase of $4.1 million in net patient revenues was from Mature Clinics.

CLINIC OPERATING COSTS

Clinic operating costs were 72% of net revenues for the 2005 Nine Months and 2004 Nine Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $49.9 million for the 2005 Nine Months from $44.3 million for the 2004 Nine Months, an increase of $5.6 million, or 13%. Approximately 61% of the increase, or $3.4 million, was attributable to the New Clinics. The remaining 39% of the increase, or $2.2 million, was due to higher costs at various Mature Clinics. Salaries and related costs as a percent of net revenues were 51% for the 2005 Nine Months and 50% for the 2004 Nine Months.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES AND OTHER

          Rent, clinic supplies and other costs increased to $20.1 million for the 2005 Nine Months from $18.2 million for the 2004 Nine Months, an increase of $1.9 million, or 10%. Of the $1.9 million increase, $1.4 million was attributable to the New Clinics and the remaining $0.5 million was attributable to Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 20% for the 2005 Nine Months and 21% for the 2004 Nine Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts decreased to $1,025,000 for the 2005 Nine Months from $1,027,000 for the 2004 Nine Months, a decrease of $2,000. This decrease was due to a decrease of $92,000 at the Mature Clinics as a result of improved collection experience, offset by an increase of $90,000 for New Clinics. The provision for doubtful accounts as a percent of net patient revenues remained flat at 1% for the 2005 Nine Months from the 2004 Nine Months. Our allowance for doubtful accounts as a percent of total patient accounts receivable was 8% at September 30, 2005 compared to 12% at December 31, 2004. The allowance for doubtful accounts decreased due to increased collections efforts and reductions in our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is periodically reviewed in the aggregate in light of current and historical experience.

     LOSS/GAIN ON SALE OR DISPOSAL OF FIXED ASSETS

          For the 2005 Nine Months, a net loss on the sale or disposal of fixed assets of $23,000 was recognized. This net loss included a gain of approximately $100,000 before taxes and minority interest primarily related to the sale of a building. The building was previously used by a clinic closed in August 2004. For the 2004 Nine Months, a gain on the sale of the assets in a clinic was recognized in the amount of $452,000. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. Costs related to the sale of the clinic assets amounted to $4,000.

     CLOSURE COSTS AND IMPAIRMENT CHARGE

          For the 2005 Nine Months, a charge of $121,000 was taken related to clinic closure costs. The charge primarily consisted of an additional $83,000 accrual for lease commitments related to the clinics closed in the third quarter of 2004 and $26,000 related to the write-off of goodwill for a clinic closed in the second quarter of 2005. For the 2005 Nine Months, goodwill in the amount of $145,000 was written off. The Company performed its annual test related to the impairment of goodwill based on the present value of forecasted operating cash flows compared to the carrying value of goodwill for each reporting unit. Based on the results of the test, goodwill was written-off for one of the Company's reporting units.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, marketing and recruiting fees, decreased to $12.3 million for the 2005 Nine Months from $12.8 million for the 2004 Nine Months, a decrease of $0.5 million, or 4%. Corporate office costs decreased primarily due to charges in the 2004 Nine Months of $925,000 related to accrued severance for the CEO resignation and recruiting fees. Without the effects of the costs related to the CEO Resignation, corporate office costs would have increased by $0.4 million primarily as a result of accounting and legal costs to comply with the Sarbanes-Oxley Act and increased salaries and benefits related to additional personnel hired to support an increasing number of clinics. Corporate office costs as a percent of net revenues decreased to 12% for the 2005 Nine Months from 14% for the 2004 Nine Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased to $3.7 million for the 2005 Nine Months from $4.1 million in the 2004 Nine Months. Minority interest as a percentage of operating income before corporate office costs decreased to 13% for the 2005 Nine Months compared to 16% for the 2004 Nine Months. This decrease is partially due to the Company's purchases of additional minority interests during 2004 and 2005. In addition, during the 2005 Nine Months, there has also been significant improvement in the earnings of our profit-sharing and other wholly-owned clinics where clinic directors' incentive compensation is reflected in clinic operating costs rather than in minority interest as for the limited partnership clinics formed prior to January 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $4.5 million for the 2005 Nine Months from $3.0 million for the 2004 Nine Months, an increase of approximately $1.5 million, or 50%, as a result of higher pre-tax income. We accrued state and federal income taxes at an effective tax rate of 39% during the 2005 Nine Months compared to 38% for the 2004 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to satisfy our normal short-term and long-term cash requirements. At September 30, 2005, we had $18.5 million in cash and cash equivalents compared to $20.6 million at December 31, 2004. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries and future clinic development. Included in cash and cash equivalents at September 30, 2005 were $3.9 million in a money market fund and $9.2 million in investments with maturities less than 90 days when purchased. The investments include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The decrease in cash of $2.0 million from December 31, 2004 to September 30, 2005 is due primarily to cash used by investing ($9.1 million) and financing ($8.2 million) activities offset by cash provided by operating activities of $15.3 million. Our primary uses of cash included: $5.0 for the Hamilton Acquisition (excluding seller financing of $500,000); $3.0 million for the purchase of fixed assets; $1.3 million for the purchase of minority interests of limited partners in our clinic partnerships; $5.1 million for the repurchase of the Company's common stock; and $4.2 million for distributions to minority investors in subsidiary limited partnerships.

Our current ratio decreased to 5.2 to 1.00 at September 30, 2005 from 7.2 to
1.00 at December 31, 2004. The decrease in the current ratio is due primarily to funds being used for an acquisition, the repurchase of the Company's common stock and an increase in accrued expenses related to the timing of payroll payments. Beginning January 1, 2005, all employees are paid every two weeks with a one-week lag which resulted in a larger payroll accrual at September 30, 2005.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement. The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow, repay and reborrow funds not to exceed at any one time an outstanding balance of $5,000,000 ("Commitment"). The outstanding balance shall bear interest, at the Company's option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company will pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there were no funds advanced to the Company under this credit agreement.

Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and may also make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds and the availability of funds on the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least 2006.

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

In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. On August 23, 2005, the Board authorized an additional share repurchase program of up to 500,000 additional shares of the Company's outstanding common stock. As of September 30, 2005, there are 620,815 shares remaining that can be purchased under these programs. As there is no expiration for the Board authorizations, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the nine months ended September 30, 2005, the Company purchased 323,382 shares of its common stock in the open market for an aggregate of $5.1 million. Subsequent to September 30, 2005 through October 27, 2005, the Company purchased 163,800 shares of its common stock in the open market, therefore as of October 27, 2005, there were 457,015 shares available for purchase under these programs.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of September 30, 2005, we had 282 clinics in operation, five of which were opened in the 2005 Third Quarter. We expect to incur initial operating losses from new clinics opened in late 2004 and in 2005, which will impact our operating results. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in early 2004 would favorably impact our results of operations beginning in 2005.

Reimbursement Rates - Medicare

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy to any one patient was initially limited to $1,500, subject to annual adjustment (the "Medicare Limit"). For purposes of the Medicare Limit, the aggregate charges for outpatient physical therapy and speech language pathology incurred by one beneficiary cannot exceed the Medicare Limit. After a three-year moratorium, the Medicare Limit on therapy services was initially implemented for services rendered on or after September 1, 2003. The Medicare Limit for FY 2003 was adjusted up to $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a second moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit will be reinstated effective as of January 1, 2006. A recent Senate budget reconciliation proposal would extend the moratorium for an additional year. If such a proposal is not enacted then outpatient therapy services rendered to Medicare beneficiaries by the Company's therapists will be subject to these caps, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit, if any, for 2006 is expected to be $1,750. Any potential negative impact on the Company's revenue could be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the scheduled 2006 Medicare Limit could have an adverse impact on 2006 net income.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of September 30, 2005. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

     - changes in reimbursement rates or methods from third-party payors including governmental agencies and deductibles and co-pays owed by patients;

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended September 30, 2005.

                                                                  TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                SHARES PURCHASED AS   OF SHARES THAT MAY
                                                                  PART OF PUBLICLY     YET BE PURCHASED
                             TOTAL NUMBER OF    AVERAGE PRICE   ANNOUNCED PLANS OR    UNDER THE PLANS OR
          PERIOD            SHARES PURCHASED   PAID PER SHARE       PROGRAMS(1)           PROGRAMS(1)
          ------            ----------------   --------------   -------------------   ------------------
July 1, 2005 through
July 31, 2005                    25,000            $18.35              25,000                   N/A
August 1, 2005 through
August 31, 2005                  35,000            $18.33              35,000                   N/A
September 1, 2005 through
September 30, 2005               23,500            $18.42              23,500               620,815
                                 ------            ------              ------               -------
Total                            83,500            $18.36              83,500               620,815
                                 ======            ======              ======               =======

(1) In the Company's Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002, the Company announced that in September 2001 the Board had authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. In the Company's Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 5, 2003, the Company announced that on February 26, 2003 the Board had authorized a new share repurchase program of up to 250,000 shares of the Company's outstanding common stock. In the Company's Form 8-K filed on December 9, 2004, the Company announced that on December 8, 2004, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company's outstanding common stock. In the Company's Form 8-K filed on August 24, 2005, the Company announced that on August 23, 2005, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company's outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended September 30, 2005 were purchased under these programs. Of the 620,815 shares yet to be purchased under these programs, an additional 163,800 shares were purchased between September 30, 2005 and October 27, 2005, leaving an aggregate of 457,015 shares available for purchase under these programs.

ITEM 6. EXHIBITS.

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

                                        U.S. PHYSICAL THERAPY, INC.


Date: November 8, 2005                  By: /s/ LAWRANCE W. MCAFEE
                                            ------------------------------------
                                            Lawrance W. McAfee
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial and accounting
                                            officer)


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