Form 10-K
period 2005-12-31
U S PHYSICAL THERAPY INC /NV
filed 2006-03-14
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH,
SUITE 300,
HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(713) 297-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Larger accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2005 was $114,823,197 based on the closing sale price reported on the Nasdaq National Market for the registrant’s common stock on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2006, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,836,932.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	revenue and earnings expectations;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability of qualified physical and occupational therapists;

•	the failure of our clinics to maintain their Medicare certification status or changes in Medicare guidelines;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

•	changes in reimbursement rates or methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	future acquisitions; and

•	weather and other seasonal factors.

Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.

PART I

ITEM 1.	BUSINESS.

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through our subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Traditional Partnership Model” or “Clinic Partnership”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all our subsidiaries.

At December 31, 2005, we operated 286 outpatient physical and occupational therapy clinics in 37 states. Our strategy is to develop outpatient clinics on a national basis. The average age of the 286 clinics in operation at December 31, 2005 was 4.9 years. We developed 275 of the clinics and acquired 11. In addition to our owned clinics, at December 31, 2005, we also managed 7 physical therapy facilities for third parties, including physicians. Our highest concentration of clinics at present are in the following states — Texas, Michigan, Wisconsin, Oklahoma, Virginia, Maine, Florida, New Jersey and Illinois.

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic’s net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2006, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. In addition, we will evaluate acquisition opportunities in select markets. In May 2005, we acquired a majority interest in Hamilton Physical Therapy Services L.P., an operator of three physical and occupational therapy clinics located in central New Jersey (“Hamilton Acquisition”) and in December 2005, we acquired a majority interest in Excel Physical Therapy, Limited Partnership, an operator of two physical therapy clinics near Anchorage, Alaska (“Excel Acquisition”).

Therapists at our clinics initially perform a comprehensive evaluation of each patient, which is then followed by a treatment plan specific to the injury as prescribed by the patient’s physician. The treatment plan may include a number of procedures, including therapeutic exercise, manual therapy techniques, ultrasound, electrical stimulation, hot packs, iontophoresis, education on management of daily life skills and home exercise programs. A clinic’s business primarily comes from referrals by local physicians. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid and workers’ compensation insurance.

U.S. Physical Therapy, Inc. was re-incorporated in April 1992 under the laws of the State of Nevada and has operating subsidiaries organized in various states in the form of limited partnerships and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our website on the internet is www.usph.com.

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. The therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Increasingly, we have developed satellite clinic facilities of existing clinics; whereby, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2005, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our clinics, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships the managing therapist of each clinic (along with other therapists at the clinic in several of the partnerships) own the remaining limited partnership interests in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% profit interest in their Clinic Partnership which increases by 3% at the end of each year thereafter up to a maximum interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term ranging from one to three years with their Clinic Partnership. Each agreement provides for a covenant not to compete during the period of his or her employment and for one or two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues generated by his or her Clinic Partnership. In the case of Wholly-Owned Facilities, the therapist director may also receive a bonus based on the operating profit generated by his or her clinic. Each employment agreement provides that we can require the therapist to sell his or her partnership interest in the Clinic Partnership to us or the Clinic Partnership upon termination of employment for the amount of his or her capital account if the termination is for “cause” or for breach of the employment agreement. If the termination of employment is due to the therapist’s death or disability, or the expiration of the initial or any extended term of the employment agreement, the buy-out price is for an amount set in a predetermined formula based on a multiple of prior profitability. The Company typically has the right, but is not obligated, to purchase the therapists’ partnership interests.

Each clinic maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, one of our subsidiaries provides a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, auditing of regulatory compliance, payroll, benefits administration, accounting services, quality assurance and marketing support.

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

We provide services at our clinics on an outpatient basis. Patients are usually treated for approximately one hour per day, two to three times a week, typically for two to six weeks. We generally charge for treatment on a per procedure basis. Medicare patients are charged based on prescribed time increments. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing our existing services in the most efficient manner.

ITEM 1.A.	RISK FACTORS.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2005, approximately 78% of our revenues were derived from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 22% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect financial results.

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy to any one patient was initially limited to $1,500, subject to annual adjustment (the “Medicare Limit”). For purposes of the Medicare Limit, the aggregate charges for outpatient physical therapy and speech language pathology incurred by one beneficiary cannot exceed the Medicare Limit. After a three-year moratorium, the Medicare Limit on therapy services was initially implemented for services rendered on or after September 1, 2003. The Medicare Limit for fiscal year 2003 was adjusted up to $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a second moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists will be subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit for 2006 is $1,740 subject to an exception policy created by CMS, as more fully defined in the February 15, 2006 Medicare Fact Sheet. In summary, the exception process allows for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualifies for an automatic exception to the therapy caps, if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exemption, patients who are impacted by the cap may choose to pay out of their own pockets for services in excess of the cap, it is assumed that the cap will result in some amount of lost revenues to the Company. Any such negative impact on the Company’s revenue could potentially be mitigated by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the 2006 Medicare Limit could have an adverse impact on 2006 net income. For a further description of this and other laws and regulations involving governmental reimbursements, see “Business — Sources of Revenue” and “— Regulation and Healthcare Reform” in Item 1.

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

We have a significant number of clinics in states that normally experience snow and ice during the winter months. Also, a significant number of our clinics are located in states along the Gulf Coast and Atlantic Coast which are subject to periodic hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients to travel to our clinics, which may cause a decrease in our net operating revenues.

Our revenues may decline during prolonged economic slowdown or recession.

Our revenues are a reflection of the number of visits made by patients to our clinics. Some therapy and some surgical treatments that lead to patient need for therapy are elective or can be deferred. During periods of high unemployment or relative economic weakness, patient visits may decline.

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	payment for services.

Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business — Regulation and Healthcare Reform” in Item 1.

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

We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. For a more complete description of this competitive environment, see “Business — Competition” in Item 1. An adverse effect on our business, financial condition or results of operations may require us to write-down goodwill.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical and occupational therapy clinics. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	the difficulty and expense of integrating acquired personnel into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility. We also may be unable to acquire outpatient physical and occupational therapy clinics or successfully operate such clinics following the acquisition.

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

MARKETING

We focus our marketing efforts primarily on physicians, mainly orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

SOURCES OF REVENUE

Payor sources for clinic services are primarily managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment by the patients of normal deductibles and co-insurance payments. Workers’ compensation laws generally require employers to provide, directly or indirectly through insurance, costs of medical rehabilitation for their employees from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient’s account is written-off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate.

The following table shows our payor mix for the years ended:

	December 31, 2005		December 31, 2004		December 31, 2003
Payor	Visits	Percentage	Visits	Percentage	Visits	Percentage

Managed Care Programs	413,056	30.7%	362,781	30.1%	337,794	30.4%
Commercial Health Insurance	366,236	27.2%	329,481	27.3%	307,895	27.7%
Medicare/Medicaid	318,276	23.6%	275,672	22.9%	233,368	21.0%
Workers’ Compensation Insurance	198,924	14.8%	187,375	15.5%	182,137	16.4%
Other	51,035	3.7%	51,044	4.2%	50,658	4.5%

Total	1,347,527	100.0%	1,206.353	100.0%	1,111,852	100.0%

Our business depends to a significant extent on our relationships with commercial health insurers, health maintenance organizations and preferred provider organizations and workers’ compensation insurers. In some geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans to obtain payments. Failure to obtain or maintain these approvals would adversely affect financial results.

During the year ended December 31, 2005, approximately 22.6% of our visits were from patients with Medicare program coverage. To receive Medicare reimbursement, a Medicare Certified Rehabilitation Agency or the individual therapist must meet applicable participation conditions set by HHS relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare and Medicaid Service (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. There is no assurance that newly developed clinics will be successful in becoming certified as Medicare providers.

Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) and/or occupational therapy to any one patient is limited to $1,500 (the “Medicare Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003, subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists will be subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit for 2006 is $1,740 subject to an exception policy created by CMS, as more fully defined in the February 15, 2006 Medicare Fact Sheet. In summary, the exception process specified diagnoses that qualify for an automatic exception to the therapy caps, if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exemption, patients who are impacted by the cap may choose to pay out of their own pockets for services in excess of the cap, it is assumed that the cap will result in lost revenues to the Company. Any such negative impact on the Company’s revenue could potentially be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the 2006 Medicare Limit could have an adverse impact on 2006 net income.

Medicare regulations require that a physician certify the need for therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

Medicaid is not, nor is it expected to be, a material payor for us constituting less than 1% of historical revenue.

REGULATION AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). None of the states in which we currently operate require obtaining certificates of need for the conduct of our current business functions. Our therapists, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

Regulations Controlling Fraud and Abuse.  Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. §1320a-7b[b], (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements of which the Company is a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse law, which may be more restrictive than the Fraud and Abuse Law.

In 1991, the Office of the Inspector General (“OIG”) of the United States Department of Health and Human Services issued regulations describing compensation financial arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny under a “facts and circumstances” test.

Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law. However, the manner in which we contract with such facilities often falls outside the complete scope of available Safe Harbors. We believe our arrangements comply with the Fraud and Abuse Law, even though federal courts provide little guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have an adverse effect on our business, financial condition and results of operations.

In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG’s stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. We rent clinic space for a number of our clinics from referring physicians and have taken the steps that we believe are necessary to ensure that all leases comply to the extent possible and applicable with the space rental Safe Harbor to the Fraud and Abuse Law.

In April 2003, the OIG issued a special advisory bulletin addressing certain complex contractual arrangements for the provision of items and services that were previously identified as suspect in a 1989 special fraud alert. This special advisory bulletin identified several characteristics commonly exhibited by suspect arrangements, the existence of one or more of which could indicate a prohibited arrangement to the OIG. Generally, the indicia of a suspect contractual joint venture as identified by the special advisory bulletin and Opinion 04-17 include the following:

•	New Line of Business. A provider in one line of business (“Owner”) expands into a new line of business that can be provided to the Owner’s existing patients, with another party who currently provides the same or similar item or service as the new business (“Manager/Supplier”).

•	Captive Referral Base. The arrangement predominantly or exclusively serves the Owner’s existing patient base (or patients under the control or influence of the Owner).

•	Little or No Bona Fide Business Risk. The Owner’s primary contribution to the venture is referrals; it makes little or no financial or other investment in the business, delegating the entire operation to the Manager/Supplier, while retaining profits generated from its captive referral base.

•	Status of the Manager/Supplier. The Manager/Supplier is a would-be competitor of the Owner’s new line of business and would normally compete for the captive referrals. It has the capacity to provide virtually identical services in its own right and bill insurers and patients for them in its own name.

•	Scope of Services Provided by the Manager/Supplier. The Manager/Supplier provides all, or many, of the new business’ key services.

•	Remuneration. The practical effect of the arrangement, viewed in its entirety, is to provide the Owner the opportunity to bill insurers and patients for business otherwise provided by the Manager/Supplier. The remuneration from the venture to the Owner (i.e., the profits of the venture) takes into account the value and volume of business the Owner generates.

•	Exclusivity. The arrangement bars the Owner from providing items or services to any patients other than those coming from Owner and/or bars the Manager/Supplier from providing services in its own right to the Owner’s patients.

Due to the nature of our business operations, many of our management service arrangements exhibit one or more of these characteristics. However, the Company believes it has taken steps regarding the structure of such arrangements as necessary to sufficiently distinguish them from these suspect ventures, and to comply with the requirements of the Fraud and Abuse Law. However, if the OIG believes the Company has entered into a prohibited contractual joint venture, it could have an adverse effect on our business, financial condition and results of operations.

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. §1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law applies to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits any party from billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law our financial results and operations would be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA.  In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. We believe that our operations fully comply with applicable standards for privacy and security of protected healthcare information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. We cannot predict what negative effect, if any, HIPAA will have on our business.

Other Regulatory Factors.  Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

COMPETITION

The healthcare industry generally, and the physical and occupational therapy businesses in particular, are highly competitive and undergo continual changes in the manner in which services are delivered and providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete, directly or indirectly, with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors.

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

We also believe that our competitive position is enhanced by our strategy of locating our clinics, when possible, on the ground floor of office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. We offer convenient hours. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Finally, we believe that we can generally provide services at a lower cost than hospitals due to hospitals’ higher overhead.

COMPLIANCE PROGRAM

Our Compliance Program.  The ongoing success of our Company depends upon our reputation for quality service and ethical business practices. Our Company operates in a highly regulated environment with many federal, state and local laws and regulations. We take a proactive interest in understanding and complying with the laws and regulations that apply to our business.

Our Board of Directors (“Board”) adopted a Code of Business Conduct and Ethics to clarify the ethical standards under which the directors and management carry out their duties. In addition, the Board has created a Corporate Compliance Sub-Committee of the Board’s Audit Committee (“Compliance Committee”) whose purpose is to assist the Board and its Audit Committee (“Audit Committee”) in discharging their oversight responsibilities with respect to compliance with federal and state laws and regulations relating to healthcare.

We have issued an Ethics and Compliance Manual and created a compliance video. These tools were prepared to ensure that each clinic as well as every employee of our Company and our subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who reports to the Chairman of the Compliance Committee and has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees.  Our Compliance Committee, appointed by the Board, consists of three independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, especially the CO and other compliance and legal personnel. The CO is in on going contact with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports periodically to the Board regarding its actions and recommendations.

In addition, management has appointed a team to address our Company’s compliance with HIPAA. The HIPAA team consists of employees from our legal, information systems, finance, operations, compliance, business services and human resources departments. The team prepares assessments and makes recommendations regarding operational changes and/or new systems, if needed, to comply with HIPAA.

Each clinic has a formally appointed Governing Body composed of a member of management of the Company and the director/administrator of the clinic. The Governing Body retains legal responsibility for the overall conduct of the clinic. The members confer regularly and discuss, among other issues, clinic compliance with applicable laws and regulations.

Reporting Violations.  In order to facilitate our employees’ ability to report in confidence, anonymously and without retaliation any perceived improper work-related activities and other violations of our compliance program, we have set up an independent national compliance hotline. The compliance hotline is available to receive confidential reports of wrongdoing Monday through Friday (excluding holidays), 24 hours a day. The compliance hotline is staffed by experienced third party professionals trained to utilize utmost care and discretion in handling sensitive issues and classified information. The information received is documented and forwarded timely to the CO, who, together with the Compliance Committee, has the power and resources to investigate and resolve matters of improper conduct.

Educating Our Employees.  We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible to conduct the initial training sessions on corporate compliance with existing employees. Training is based on our Ethics and Compliance Manual and compliance video. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The Corporate Compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

When a clinic opens, the CO sends a package of compliance materials containing manuals and detailed instructions for meeting Medicare Rehabilitation Agency (if applicable) and other compliance requirements. During follow up telephone training with the director/administrator of the clinic, the CO explains various details regarding requirements and compliance standards. The CO and the compliance staff will remain in contact with the director/administrator while the clinic is being brought up to compliance standards and to provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance including guidance to the clinic in Medicare certifications, state survey requirements and responses to any items noted by regulatory agencies.

Monitoring and Auditing Compliance.  The Company has in place audit programs and other procedures to monitor and audit compliance with application policies and procedures. We employ internal auditors who as part of their job responsibilities conduct periodic audits of each clinic. Each clinic is typically audited regularly and additional focused audits are performed as deemed necessary. During these audits, particular attention is paid to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, marketing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator will receive a letter instructing them of any corrective measures required. Each clinic director/

administrator then works with the compliance team and operations to ensure such corrective measures are achieved. We also have a Medicare Remediation Specialist on our compliance staff. The Medicare Remediation Specialist assists clinics in implementing corrective measures for deficient items identified during the audit process.

Handling Enforcement and Discipline.  It is our policy that any employee who fails to comply with compliance program requirements or who negligently or deliberately fails to comply with known laws or regulations specifically addressed in our compliance program should be subject to disciplinary action up to and including discharge from employment. The Compliance Committee, Compliance staff, human resources staff and clinic management investigate violations of our compliance program and impose disciplinary action as considered appropriate.

EMPLOYEES

At December 31, 2005, we employed 1,579 people, of which 1,269 were full-time employees. At that date, as it relates to the Company, no employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

In the states in which our current clinics are located, persons performing designated physical and occupational therapy services are required to be licensed by the state. All persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.usph.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “USPH.” As of March 8, 2006 there were 36 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented. The Company’s weighted average trading price in 2005 and 2004 was $16.89 and $13.77, respectively.

	2005		2004
Quarter	High	Low	High	Low

First	$15.80	$13.28	$16.36	$12.62
Second	19.38	13.27	15.53	12.10
Third	19.80	17.41	13.61	12.00
Fourth	20.70	15.82	15.80	13.32

Since inception, we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan and Inducement option agreements.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans,
	Outstanding Options	Outstanding	Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in 1st Column

Equity Compensation Plans Approved by Stockholders(1)	880,231	$12.97	63,900
Equity Compensation Plans Not Approved by Stockholders(2)	261,853	$14.77	114,817

Total	1,142,084	$13.39	178,717

(1)	The 1992 Stock Option Plan, as amended, (the “1992 Plan”) expired in 2002, and no new option grants can be awarded subsequent to this date. The 2003 Stock Incentive Plan (the “2003 Plan”) permits us to grant stock-based compensation to employees, consultants and outside directors of the Company.

(2)	The 1999 Employee Stock Option Plan (the “1999 Plan”) permits us to grant to certain non-officer employees non-qualified options to purchase shares of our common stock. We granted Inducement options to certain individuals in connection with their offers of employment or initial affiliation with us. Each inducement option was made pursuant to an option grant agreement.

For further descriptions of the 1992 Plan, 1999 Plan, 2003 Plan and the Inducements, see “Stock Option Plans” in Note 9 of the Notes to the Consolidated Financial Statements in Item 8.

REPURCHASE OF COMMON STOCK

The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended December 31, 2005.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	That May yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs(1)	Plans or Programs(1)

October 1, 2005 through October 31, 2005	163,800	$17.40	163,800	457,015
November 1, 2005 through November 30, 2005	2,100	$17.74	2,100	454,915
December 1, 2005 through December 31, 2005	—	$—	—	454,915

Total	165,900	$17.40	165,900	454,915

(1)	In the Company’s Form 10-K for the year ended December 31, 2001, filed with the SEC on April 1, 2002, the Company announced that in September 2001 the Board had authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. In the Company’s Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 5, 2003, the Company announced that on February 26, 2003 the Board had authorized a new share repurchase program of up to 250,000 shares of the Company’s outstanding common stock. In the Company’s Form 8-K filed on December 9, 2004, the Company announced that on December 8, 2004, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company’s outstanding common stock. On August 23, 2005, the Board authorized an additional share repurchase program of up to 500,000 additional shares of the Company’s outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended December 31, 2005 were purchased under these programs.

During 2005, the Company purchased 489,282 shares of its common stock for an aggregate cost of $8,000,000 which equates to an average price per share of $16.35.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except per share data)

Net revenues	$132,122	$118,308	$105,513	$94,653	$80,811
Operating income	$18,883	$15,993	$16,942	$18,788	$16,811
Income before income taxes	$14,302	$10,777	$11,783	$13,724	$11,503
Net income	$8,791	$6,678	$7,331	$8,488	$7,071
Net income per common share:
Basic(1)	$0.74	$0.56	$0.66	$0.77	$0.70
Diluted(1)	$0.73	$0.54	$0.61	$0.67	$0.55
Total assets	$66,519	$61,608	$54,839	$43,535	$37,520
Long-term debt, less current portion	$483	$—	$83	$2,350	$3,021
Working capital	$29,737	$34,988	$28,728	$20,764	$19,654
Current ratio	5.18	7.23	5.57	6.17	6.04
Total long-term debt to total capitalization(2)	.01	—	—	0.07	0.12

(See notes on following page.)

(1)	All per share information has been adjusted to reflect a two-for-one stock split on January 5, 2001, and a three-for-two stock split on June 28, 2001.

(2)	In 2003, the majority of the Company’s outstanding debt was classified as short-term resulting in the ratio of total long-term debt to total capitalization being less than 0.01 to 1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At December 31, 2005, we operated 286 outpatient physical and occupational therapy clinics in 37 states. The average age of our clinics at December 31, 2005, was 4.9 years. We have developed 275 of the clinics and acquired 11. To date, we have sold 6 clinics, closed 43 facilities due to substandard performance, and consolidated four clinics with other existing clinics. In 2005, we added 33 new clinics including 28 developed and 5 acquired, closed 9 and sold two.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 7 third-party facilities under management as of December 31, 2005.

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

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period so in order to assess the accuracy of our revenues and hence our contractual allowance reserves, Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic by clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2005. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $398,000 for the year ended December 31, 2005. Management believes the changes in the estimate of the contractual allowance reserve for the periods ending December 31, 2005, 2004 and 2003 have not been material to the statement of operations.

The following table sets forth information regarding our accounts receivable as of the dates indicated (in thousands):

	December 31,
	2005	2004

Gross accounts receivable	$39,845	$37,916
Less contractual allowances	18,563	17,800

Subtotal — accounts receivable	21,282	20,116
Less allowance for doubtful accounts	1,621	2,447

Net patient accounts receivable	$19,661	$17,669

The following table presents our accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2005			December 31, 2004
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/ Commercial Plans	$7,513	$1,802	$9,315	$7,015	$1,771	$8,786
Medicare	3,806	1,017	4,823	3,048	1,078	4,126
Medicaid	70	31	101	66	24	90
Workers Compensation*	3,149	635	3,784	3,047	631	3,678
Self-pay	330	742	1,072	376	675	1,051
Other**	759	1,428	2,187	933	1,452	2,385

Totals	$15,627	$5,655	$21,282	$14,485	$5,631	$20,116

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Historically, 5.4% of balances are reclassified into self-pay from other categories (primarily Managed Care, Medicare and other) after all expected payments are received from third party payors.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business — Sources of Revenue” in Item 1.

Allowance for Doubtful Accounts.  We determine allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. We review the accounts receivable aging and rely on prior experience with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have a large number of aged accounts generally have less favorable collection experience, and thus, require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our allowance for doubtful accounts is regularly reviewed for adequacy in light of current and historical experience.

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

Carrying Value of Long-Lived Assets.  Our property and equipment, intangible assets and goodwill (collectively, our “long-lived assets”) comprise a significant portion of our total assets. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards No. 144. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2005, we wrote off $145,000 of goodwill due to impairment based upon our annual analysis. See Note 2 — Significant Accounting Policies — Goodwill — in Notes to Consolidated Financial Statements.

Accounting for Minority Interests.  In the majority of the Company’s partnership agreements, the therapist partner begins with a 20% profits interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, historically, the Company has recorded therapist partner’s profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force (“EITF”) issued EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44” (“EITF 00-23”), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January 18, 2001 whereby the therapist limited partner has minimal risk, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners’ interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001. For partnerships formed after January 18, 2001, in which the therapist limited partner has made a substantial investment and has more than inconsequential risk, the minority interest is reported in the minority interests in subsidiary limited partnerships line item.

In accordance with the above, for the years ended December 31, 2005, 2004 and 2003, we have expensed $1,031,000, $792,000, and $428,000, respectively, of the minority interests in earnings of subsidiary limited partnerships relating to certain partnerships formed after January 18, 2001, as salaries and related costs. At December 31, 2005, 2004 and 2003, $593,000, $490,000, and $346,000, respectively, in undistributed minority interests related to those partnerships are classified as other long-term liabilities. This change in classification had no effect on net income at December 31, 2005, 2004 and 2003 but rather resulted in a reclassification from minority interests in earnings to salaries and related costs. See “Minority Interest” (a subsection of “Significant Accounting Policies”) — Note 2 of the Notes to Consolidated Financial Statements in Item 8.

The following table details the amount expensed relating to minority interest and profit share/bonus arrangements with therapist limited partners and directors (in thousands):

	2005	2004	2003

Minority interest (pre January 2001 partnerships)*	$4,908	$5,362	$5,025
Minority interest (post January 2001 partnerships)**	1,031	792	428
Profit share/bonus**	1,065	635	293

Total	$7,004	$6,789	$5,746

*	Reported as minority interests in subsidiary limited partnerships in the statements of net income. Includes minority interests for partnerships formed prior to January 18, 2001 and those partnerships formed after January 18, 2001 in which the therapist limited partner has made a substantial investment and has more than an inconsequential risk.

**	Expensed as clinic operating costs — salaries and related costs- in the statements of net income.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data. We view the non-financial data points as key indicators of our operating performance. In particular, we view average visits per day per clinic as a material component of our operating performance. As indicated below, the number of daily visits to our clinics has declined from an average of 19.9 per clinic during 2003 to an average of 19.2 per clinic during 2005.

	For the Years Ended December 31,
	2005	2004	2003

Number of clinics, at end of period	286	264	242
Working days	255	255	254
Average visits per day per clinic	19.2	18.9	19.9
Total patient visits	1,347,527	1,206,359	1,111,852
Net patient revenue per visit	$96.50	$96.40	$92.84
Statements of operations per visit:
Net revenues	$98.05	$98.07	$94.89
Salaries and related costs	(50.14)	(48.95)	(47.13)
Rent, clinic supplies and other	(20.19)	(20.67)	(19.09)
Provision for doubtful accounts	(1.07)	(1.07)	(0.84)
Gain (loss) on sale or disposal of fixed asset	(0.07)	0.37	—
Closure costs and impairment charge	(0.38)	(0.57)	(0.03)

Contribution from clinics	26.20	27.18	27.80
Corporate office costs	(12.19)	(13.93)	(12.56)

Operating income	$14.01	$13.25	$15.24

RESULTS OF OPERATIONS

FISCAL YEAR 2005 COMPARED TO FISCAL 2004

•	Net revenues rose 12% to $132.1 million from $118.3 million primarily due to a 12% increase in patient visits to 1.3 million and an increase of $0.10 in net patient revenues per visit to $96.50.

•	Net income increased 32% to $8.8 million from $6.7 million.

•	Earnings per share increased 35% to $0.73 per diluted share from $0.54 per diluted share. Total diluted shares for the years ended December 31, 2005 and 2004 were 12.1 million and 12.4 million,

respectively. The decrease in the diluted shares is due to the Company purchasing approximately 489,000 shares of its common stock during 2005.

Net Patient Revenues

•	Net patient revenues increased to $130.0 million for the year ended December 31, 2005 (“2005”) from $116.3 million for the year ended December 31, 2004 (“2004”), an increase of $13.7 million, or 12%, primarily due to an 12% increase in patient visits to 1.3 million and an increase of $0.10 in patient revenues per visit to $96.50.

•	Total patient visits increased 141,000, or 12%, to 1.3 million for 2005 from 1.2 million for 2004. The growth in visits for the period was attributable to approximately 68,000 visits in clinics opened or acquired during 2005 (“New Clinics”) together with a 73,000 or 6% increase in visits for clinics opened prior to 2005 (“Mature Clinics”). For clinics opened in 2004, the number of visits increased by 76,000 for 2005 compared to 2004. For clinics opened prior to 2004, the number of visits decreased by 3,000 in 2005 compared to 2004.

•	Net patient revenues from New Clinics accounted for approximately 45% of the total increase, or approximately $6.2 million. During 2005, the Company acquired five clinics which accounted for $3.2 million of the $6.2 million. The remaining increase of $7.5 million in net patient revenues was from Mature Clinics.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate monthly, relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.

Clinic Operating Costs

Clinic operating costs were 73% of net revenues for 2005 and 72% of net revenues for 2004. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $67.6 million for 2005 from $59.1 million for 2004, an increase of $8.5 million, or 14%. Approximately 50% of the increase, or $4.3 million, was attributable to the New Clinics of which $2.0 million related to the acquired clinics. The remaining increase, or $4.2 million, was due to higher costs at various Mature Clinics due to ramping up activities especially in clinics opened in 2004 and 2003. Salaries and related costs as a percent of net revenues was 51% for 2005 and 50% for 2004.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $27.2 million for 2005 from $24.9 million for 2004, an increase of $2.3 million, or 9%. Approximately 78% of the increase or $1.8 million was attributable to the New Clinics and $0.5 million was attributable to various Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 21% for both 2005 and 2004, respectively.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1.4 million for 2005 from $1.3 million for 2004, an increase of $150,000 or 12%. The provision for doubtful accounts as a percent of net patient revenues was 1% for both 2005 and 2004. Our allowance for bad debts as a percent of total patient accounts receivable was 8% at December 31, 2005, as compared to 12% at December 31, 2004. The allowance for doubtful accounts decreased due to increased collections efforts, reductions in both our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days and the write-off of older patient account balances. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding decreased to 56 days at December 31, 2005 as compared to 60 days at December 31, 2004. The decrease is primarily attributable to an increase in the number of accounts being billed electronically thereby shortening the collection period and a concentrated effort by management to collect or write-off older receivables. Receivables in the amount of $2.3 million were written-off in both 2005 and 2004.

Closure Costs and Impairment Charge

In 2005, a charge of $369,000 was taken related to clinic closures which occurred in the third quarter of 2004 and the fourth quarter of 2005. The charge primarily consisted of an additional $144,000 accrual for lease commitments and other costs related to the clinics closed in the third quarter of 2004 and $225,000 for clinics closed in the fourth quarter of 2005. In 2005, goodwill in the amount of $145,000 was written off. The Company performed its annual test related to the impairment of goodwill based on the present value of forecasted operating cash flows compared to the carrying value of goodwill for each reporting unit. Based on the results of the test, the goodwill amount was written-off for one of the Company’s clinics. In 2004, the Company incurred $690,000 in closure costs related to 8 clinics closed in the third quarter of 2004.

Loss on Sale or Disposal of Fixed Assets

For 2005, a net loss on the sale or disposal of fixed assets of $90,000 was recognized. This net loss included $190,000 loss from the disposal of fixed assets resulting primarily from the write-off of leasehold allowances for clinic relocations and the write-off of clinic assets. This loss was offset by a gain of approximately $100,000 before taxes and minority interest primarily related to the sale of a building. The building was previously used by a clinic closed in August 2004. For 2004, we recognized a gain of $452,000 on the sale of the clinic assets. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. Costs related to the sale of the clinic assets amounted to $4,000.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, decreased to $16.4 million for 2005 from $16.8 million for 2004, a decrease of $0.4 million, or 2%. Salary expense decreased due to the absence of a one time charge of $650,000 in 2004 related to the resignation of our former CEO along with $220,000 in recruiting fees primarily related to the CEO search. Corporate office costs as a percent of net revenues decreased to 12% in 2005 from 14% in 2004.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships decreased 9% to $4.9 million for 2005 from $5.4 million for 2004. As a percentage of operating income, minority interest decreased to 26% for 2005 from 34% for 2004. This decrease is partially due to the Company’s purchases of additional minority interests during 2004 and 2005. In addition, during 2005, there has been significant improvement in the earnings of our profit sharing and other wholly owned clinics where clinic directors’ incentive compensation is reflected in clinic operating costs rather than in minority interest as is the case for limited partnership clinics formed prior to January 2001.

Provision for Income Taxes

The provision for income taxes increased to $5.5 million for 2005 from $4.1 million for 2004, an increase of approximately $1.4 million, or 34%, as a result of higher pre-tax income. During 2005 and 2004, we accrued state and federal income taxes at an effective tax rate of 39% and 38%, respectively.

FISCAL YEAR 2004 COMPARED TO FISCAL 2003

•	Net revenues rose 12% to $118.3 million from $105.5 million primarily due to an 8% increase in patient visits to 1.2 million and a $3.56, or 4%, increase in net patient revenues per visit to $96.40.

•	Net income declined 9% to $6.7 million from $7.3 million.

•	Earnings per share decreased 11% to $0.54 per diluted share from $0.61 per diluted share. Total diluted shares outstanding at December 31, 2004 and 2003 were 12.4 million and 12.2 million, respectively.

Net Patient Revenues

•	Net patient revenues increased to $116.3 million for 2004 from $103.2 million for the year ended December 31, 2003 (“2003”), an increase of $13.1 million, or 13%, primarily due to an 8% increase in patient visits to 1.2 million and a $3.56 increase in patient revenues per visit to $96.40. The increase in patient revenues per visit was primarily due to contractual fee increases.

•	Total patient visits increased 94,500, or 8%, to 1.2 million for 2004 from 1.1 million for 2003. The growth in visits for the period was attributable to approximately 25,500 visits in clinics opened during 2004 (“2004 New Clinics”) together with a 69,000 or 6% increase in visits for clinics opened prior to 2004 (“2004 Mature Clinics”). For clinics opened in 2003, the number of visits increased by 113,000 for 2004 compared to 2003. For clinics opened prior to 2003, the number of visits decreased by 44,000 in 2004 compared to 2003.

•	Net patient revenues from 2004 New Clinics accounted for approximately 19% of the total increase, or approximately $2.5 million. The remaining increase of $10.5 million in net patient revenues was from 2004 Mature Clinics.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs or workers’ compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate monthly, relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.

Clinic Operating Costs

Clinic operating costs were 72% of net revenues for 2004 and 71% of net revenues for 2003. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $59.1 million for 2004 from $52.4 million for 2003, an increase of $6.6 million, or 13%. Approximately 29% of the increase, or $1.9 million, was attributable to the 2004 New Clinics. The remaining 71% of the increase, or $4.7 million, was due to higher costs at various 2004 Mature Clinics due to ramping up activities. Salaries and related costs as a percent of net revenues was 50% for both 2004 and 2003.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $24.9 million for 2004 from $21.2 million for 2003, an increase of $3.7 million, or 17%. Approximately 41% of the increase or $1.5 million was attributable to the 2004 New Clinics, $1.9 million was attributable to various 2004 Mature Clinics due to escalating rent costs and $0.3 million was attributable to lease expense as described in the next sentence. In response to the February 7, 2005 letter from the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants, we undertook a comprehensive review of our accounting practices for leases. As a result of this review, we made an accounting adjustment that resulted in an acceleration of rent expense under certain leases that contained rent abatements and/or fixed escalations in rental payments. We recorded a cumulative rent expense adjustment relating to this matter principally for the years 2001 to 2004 of approximately $254,000 pre-tax in the fourth quarter of 2004. Rent, clinic supplies and other costs as a percent of net revenues was 21% and 20% for 2004 and 2003, respectively.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1.3 million for 2004 from $932,000 for 2003, an increase of $360,000 or 39%. The provision for doubtful accounts as a percent of net patient revenues was 1% for both 2004 and 2003. Our allowance for bad debts as a percent of total patient accounts receivable was 12% at December 31, 2004, as compared to 19% at December 31, 2003.

The accounts receivable days outstanding decreased to 60 days at December 31, 2004 as compared to 68 days at December 31, 2003. The decrease is primarily attributable to an increase in the number of accounts being billed electronically thereby shortening the collection period and a concentrated effort by management to collect or write-off older receivables. The amount of receivables written off in 2004 was $2.3 million as compared to $1.8 million in 2003.

Closure Costs

In the 2004 third quarter, we recognized a loss of $815,000 related to the closure of 8 clinics. In the fourth quarter, we recognized a loss of $42,500 related to a closed clinic, which was offset by a $121,000 benefit resulting from reduced lease obligations on 8 clinics closed in the third quarter due to renegotiation and early termination of certain leases. See Note 4 of the Notes to Consolidated Financial Statements for further discussion.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our short-term and long-term cash requirements. At December 31, 2005, we had $15.0 million in cash and cash equivalents compared to $20.6 million at December 31, 2004, a decrease of 27%. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments. Included in cash and cash equivalents at December 31, 2005 were $1.6 million in a money market fund and $8.1 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The decrease in cash of $5.6 million from December 31, 2004 to December 31, 2005 was due primarily to cash used in investing activities of $12.2 million and in financing activities of $11.6 million offset by cash provided by operating activities of $18.3 million. Our primary uses of cash included $6.3 million for acquisitions (excluding seller financing of $810,000); $4.5 million for the purchase of fixed assets; $1.5 million for the purchase of minority interests of limited partnership interests in certain of our clinic partnerships; $8.0 million for the repurchase of the Company’s common stock; and $5.3 million for distributions to minority investors in subsidiary limited partnerships. During 2005, the exercise of stock options generated $1.8 million in cash to the Company and resulted in a related tax benefit of $705,000.

The Company makes reasonable and appropriate efforts to collect its accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare rehab agency approval initially may not be submitted for 6 to 12 months. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days.

Our current ratio decreased to 5.2 to 1.0 at December 31, 2005 from 7.2 to 1.0 at December 31, 2004. The decrease in the current ratio is due primarily to funds being used for acquisitions, the repurchase of the Company’s common stock and an increase in accrued expenses related to the timing of payroll payments. Beginning January 1, 2005, all employees are paid every two weeks with a one-week lag which resulted in a larger payroll accrual at December 31, 2005.

We have future obligations for debt repayments and future minimum rentals under operating leases. The obligations as of December 31, 2005 are summarized as follows (in thousands):

Contractual Obligation	Total	2006	2007	2008	2009	2010	Thereafter

Notes Payable	$727	$244	$270	$213	$—	$—	$—
Employee Agreements	22,492	13,088	6,242	2,070	751	341	—
Operating Leases	31,987	10,881	8,999	6,205	4,184	1,713	5

Total	$55,206	$24,213	$15,511	$8,488	$4,935	$2,054	$5

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement. The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding principal balance of $5,000,000 (“Commitment”). The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. To date, there have been no borrowings by the Company under this credit agreement.

Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds and the availability of funds under the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least March 2007.

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

In conjunction with the Excel Acquisition, we entered into a note payable with the sellers in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, December 19, 2008. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for one of the facilities and assumed a lease expiring September 30, 2009 on the other facility.

In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003 and on December 8, 2004, the Board authorized share repurchase programs of up to 250,000 and 500,000 additional shares, respectively, of the Company’s outstanding common stock. On August 23, 2005, the Board authorized an additional share repurchase program of up to 500,000 additional shares of the Company’s outstanding common stock. As of December 31, 2005, there are 454,915 shares remaining that can be purchased under these programs. There is no expiration date associated with these share repurchase programs. Thus, additional shares may be purchased from time to time in the open market or private transactions. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During 2005, the Company purchased 489,282 shares of its common stock in the open market for an aggregate of $8.0 million.

Off balance sheet arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 13 of our consolidated financial statements, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Revised SFAS 123, “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). Currently, SFAS 123R is effective as of the beginning of the first interim or annual period of the Company’s first fiscal year beginning on or after June 15, 2005. For the Company, SFAS 123R is effective for its first quarter which begins January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123 and SFAS 148.

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. For the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes, as behavior is solely represented by a time component. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method. Using the Black-Scholes method of valuing stock options for options granted prior to October 1, 2005 and using the Trinomial Lattice Model for those granted after October 1, 2005 and based on stock options granted to employees and directors through December 31, 2005, the Company estimates that the adoption of SFAS 123R will reduce 2006 net earnings by approximately $500,000. The future pre-tax expense, based on the above described valuations, of the nonvested options is $3.0 million to be recognized in 2006 through 2010.

Previously, in December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” (“SFAS 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002. For 2005, 2004 and 2003, we continued to use the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for employee stock options and apply the disclosures required under SFAS 123 and SFAS 148.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on the Company’s consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs shall be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The Company does not believe that the adoption of FAS 13-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of December 31, 2005, we had 286 clinics in operation, of which 28 were opened and 5 acquired in 2005. For those newly opened clinics, we incurred an operating loss in 2005. Generally we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on historical performance of our new clinics, generally the clinics opened in 2005 would have favorably impacted our results of operations beginning in 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2005 was other notes of $727,000. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting. U.S. Physical Therapy, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the preparation and reporting of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm that audited the 2005 financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 32.

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of net income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related statements of net income, shareholders’ equity, and cash flows the years then ended, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated statements of net income, shareholders’ equity, and cash flows of U.S. Physical Therapy, Inc. and subsidiaries (the Company) for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the related consolidated financial statement schedule for the year ended December 31, 2003. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of U.S. Physical Therapy, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Houston, Texas
March 4, 2004

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$15,002	$20,553
Patient accounts receivable, less allowance for doubtful accounts of $1,621 and $2,447, respectively	19,661	17,669
Accounts receivable — other	761	549
Other current assets	1,428	1,835

Total current assets	36,852	40,606
Fixed assets:
Furniture and equipment	23,010	22,781
Leasehold improvements	14,556	13,912

	37,566	36,693
Less accumulated depreciation and amortization	23,825	23,043

	13,741	13,650
Goodwill	14,339	6,127
Other assets	1,587	1,225

	$66,519	$61,608

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,721	$1,181
Accrued expenses	5,150	4,367
Notes payable	244	70

Total current liabilities	7,115	5,618
Notes payable — long-term portion	483	—
Deferred rent	1,263	1,518
Other long-term liabilities	1,159	982

Total liabilities	10,020	8,118
Minority interests in subsidiary limited partnerships	3,024	3,311
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,645,167 and 13,436,557 shares issued at December 31, 2005 and 2004, respectively	136	134
Additional paid-in capital	35,037	32,534
Retained earnings	44,408	35,617
Treasury stock at cost, 1,809,785 and 1,320,503 shares held at December 31, 2005 and 2004, respectively	(26,106)	(18,106)

Total shareholders’ equity	53,475	50,179

	$66,519	$61,608

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net patient revenues	$130,030	$116,295	$103,225
Management contract revenues	2,022	1,968	2,210
Other revenues	70	45	78

Net revenues	132,122	118,308	105,513
Clinic operating costs:
Salaries and related costs	67,567	59,053	52,406
Rent, clinic supplies and other	27,197	24,929	21,226
Provision for doubtful accounts	1,446	1,293	932

	96,210	85,275	74,564
Closure costs	514	690	40
Loss (gain) on sale or disposal of fixed assets	90	(452)	—
Corporate office costs	16,425	16,802	13,967

Operating income	18,883	15,993	16,942
Interest income (expense), net	361	146	(134)
Loss in unconsolidated joint venture	(34)	—	—
Minority interests in subsidiary limited partnerships	(4,908)	(5,362)	(5,025)

Income before income taxes	14,302	10,777	11,783
Provision for income taxes	5,511	4,099	4,452

Net income	$8,791	$6,678	$7,331

Basic earnings per common share	$0.74	$0.56	$0.66

Diluted earnings per common share	$0.73	$0.54	$0.61

Shares used in computation:
Basic earnings per common share	11,923	11,916	11,051

Diluted earnings per common share	12,075	12,431	12,227

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands)

Balance December 31, 2002	11,819	$118	$23,313	$21,608	(945)	$(12,502)	$32,537
Proceeds from exercise of stock options	424	4	1,458	—	—	—	1,462
Tax benefit from exercise of stock options	—	—	2,037	—	—	—	2,037
Purchase of treasury stock	—	—	—	—	(2)	(20)	(20)
Net income	—	—	—	7,331	—	—	7,331

Balance December 31, 2003	12,243	122	26,808	28,939	(947)	(12,522)	43,347
Proceeds from exercise of stock options	494	5	1,766	—	—	—	1,771
Tax benefit from exercise of stock options	—	—	1,634	—	—	—	1,634
8% convertible subordinated notes converted to common stock	700	7	2,326	—	—	—	2,333
Purchase of treasury stock	—	—	—	—	(374)	(5,584)	(5,584)
Net income	—	—	—	6,678	—	—	6,678

Balance December 31, 2004	13,437	134	32,534	35,617	(1,321)	(18,106)	50,179
Proceeds from exercise of stock options	208	2	1,798	—	—	—	1,800
Tax benefit from exercise of stock options	—	—	705	—	—	—	705
Purchase of treasury stock	—	—	—	—	(489)	(8,000)	(8,000)
Net income	—	—	—	8,791	—	—	8,791

Balance December 31, 2005	13,645	$136	$35,037	$44,408	(1,810)	$(26,106)	$53,475

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

OPERATING ACTIVITIES
Net income	$8,791	$6,678	$7,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,308	4,322	3,863
Minority interests in earnings of subsidiary limited partnerships	4,908	5,362	5,025
Provision for doubtful accounts	1,446	1,293	932
Tax benefit from exercise of stock options	705	1,634	2,037
Impairment charge — goodwill	145	—	—
Deferred income taxes	44	146	474
Recognition of deferred rent subsidies	(391)	(350)	(272)
Loss (gain) on sale or abandonment of fixed assets, net	201	(154)	—
Other	45	—	14
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,224)	(3,954)	(1,963)
(Increase) decrease in accounts receivable — other	(212)	209	110
Decrease in other assets	137	59	—
(Decrease) increase in accounts payable and accrued expenses	1,036	1,628	(59)
Increase in other liabilities	313	1,011	40

Net cash provided by operating activities	18,252	17,884	17,532

INVESTING ACTIVITIES
Purchase of fixed assets	(4,527)	(4,970)	(5,133)
Acquisition of businesses	(6,321)	—	—
Acquisition of minority interests, included in goodwill	(1,513)	(504)	(31)
Proceeds on sale of fixed assets	178	515	—
Other	—	—	136

Net cash used in investing activities	(12,183)	(4,959)	(5,028)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(5,267)	(5,329)	(4,696)
Payment of notes payable	(153)	(52)	(38)
Repurchase of common stock	(8,000)	(5,584)	(20)
Proceeds from exercise of stock options	1,800	1,771	1,462

Net cash used in financing activities	(11,620)	(9,194)	(3,292)

Net increase (decrease) in cash and cash equivalents	(5,551)	3,731	9,212
Cash and cash equivalents — beginning of year	20,553	16,822	7,610

Cash and cash equivalents — end of year	$15,002	$20,553	$16,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,863	$1,790	$2,785
Interest	$15	$69	$233
Non-cash transactions during the period:
Conversion of Series C Notes into common stock	$—	$2,333	$—
Note payable purchase of minority interest Purchase of business — seller financing portion	$810	$—	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2005, the Company owned and operated 286 clinics in 37 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases.

In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with 7 such third-party facilities under management as of December 31, 2005.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest in the clinics. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics. In some instances, the Company developed satellite clinic facilities as extensions of existing clinics, with the result that a number of existing clinic partnerships operate more than one clinic location. See Note 2 — Significant Accounting Policies — Minority Interests.

For wholly-owned subsidiary clinics with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in — clinic operating costs — salaries and related costs. The respective liability is included in accrued expenses on the balance sheet. Wholly-owned subsidiaries are consolidated and all significant intercompany transactions and balances are eliminated.

Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

2.	Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $8.1 million and $15.6 million in highly liquid investments at December 31, 2005 and December 31, 2004, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally five years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the purchase of some or all of a particular local management’s equity interest in an existing clinic in certain partnerships formed prior to January 18, 2001. See the discussion of minority interests below. In 2005, the goodwill increase was primarily derived from the Hamilton and Excel acquisitions. See Acquisition of Businesses in Note 4.

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics managed by the same local management. Local management typically continues to manage the acquired clinic or group of clinics on behalf of the Company. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill, if deemed appropriate, is assigned to the respective clinic or group of clinics.

Minority Interests

In the majority of the Company’s partnership agreements, the therapist partner begins with a 20% profits interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company has historically recorded therapist partner’s profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force (“EITF”) issued EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44” (“EITF 00-23”), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January  18, 2001, in situations where the therapist limited partner has minimal risk, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners’ interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001. For partnerships formed after January 18, 2001 in situations where the therapist limited partner has made a substantial investment and has more than inconsequential risk, the minority interest is reported in the minority interests in subsidiary limited partnerships line item.

The following table summarizes the minority interests in earnings of subsidiary limited partnerships recorded (in thousands):

	2005	2004	2003

Partnerships formed after January 18, 2001(1)	$1,031	$792	$428
Partnerships formed prior to January 18, 2001(2)	4,908	5,362	5,025

All partnerships	$5,939	$6,154	$5,453

(See notes on following page)

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Expensed as salaries and related costs pursuant to EITF 00-23.

(2)	Reported as minority interests in subsidiary limited partnerships in the statements of net income.

As of December 31, 2005, 2004 and 2003, undistributed minority interests related to certain partnerships formed after January 18, 2001 in the amount of $593,000, $490,000 and $346,000, respectively, were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled minority interest in subsidiary limited partnerships.

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

Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical (including speech-language pathology) and/or occupational therapy to any one patient is limited to $1,500 (the “Medicare Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists will be subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit for 2006 is $1,740 subject to an exception policy created by CMS, as more fully defined in the February 15, 2006 Medicare Fact Sheet. In summary, the exception process allows for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualify for an automatic exception to the therapy caps, if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exception, patients who are impacted by the cap may choose to pay out of their own pockets for services in excess of the cap, it is assumed that the cap will result in lost revenues to the Company. Any such negative impact on the Company’s revenue could potentially be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the 2006 Medicare Limit could have an adverse impact on 2006 net income.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2005. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period so in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2005.

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

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, the compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using the fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. For the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes, as behavior is solely represented by a time component. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method. Using the Black-Scholes method of valuing stock options for options granted prior to October 1, 2005 and using the Trinomial Lattice Model for those granted after October 1, 2005 and based on stock options granted to employees and directors through December 31, 2005, the Company estimates that the adoption of SFAS 123R will reduce 2006 net

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings by approximately $500,000. The future pre-tax expense, based on the above described valuations, of the nonvested options is $3.0 million to be recognized in 2006 through 2010.

For purposes of pro forma disclosures (utilizing the Black-Scholes for options granted prior to October 1, 2005 and the Trinomial Lattice Model for those granted subsequent to October 1, 2005), the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for earnings per share information):

	2005	2004	2003

Net income, as reported	$8,791	$6,678	$7,331
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	52
Deduct: Credit to net income for effects of stock based compensation, net of tax	—	(52)	—
Deduct: Total stock-based compensation expense determined under the fair value method, net of taxes	(1,096)	(1,924)	(978)

Pro forma net income	$7,695	$4,702	$6,405

Earnings per share:
Actual basic earnings per common share	$0.74	$0.56	$0.66
Actual diluted earnings per common share	$0.73	$0.54	$0.61
Pro forma basic earnings per common share	$0.65	$0.40	$0.58
Pro forma diluted earnings per common share	$0.64	$0.38	$0.53

The weighted-average fair value per share of options granted during the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003

1999 Plan	$9.57	$8.61	$9.90
2003 Plan	$7.35	$7.80	—
Inducements	—	—	$9.59
Other Stock-Based Compensation	—	—	$9.73

The following weighted-average assumptions for 2005, 2004 and 2003 were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends:

	2005	2004	2003

Risk-free interest rates	4.24%	4.07%	3.67%
Expected volatility	49.6%	69.3%	70.5%
Expected life (in years)	5.5	4.6	6.4

Recently Promulgated Accounting Pronouncements

In December 2004, the FASB issued Revised SFAS 123, “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). SFAS 123R requires that the grant-date fair value of employee share options and similar instruments be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market prices for the same or similar instruments are available). Currently, SFAS 123R is effective as of the beginning of the first interim or annual period of the Company’s first fiscal year beginning on or after June 15, 2005. For the Company, SFAS 123R is effective for its first quarter which begins January 1, 2006. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123 and SFAS 148.

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. For the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes, as behavior is solely represented by a time component. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. The Company will adopt SFAS 123R effective January 1, 2006 using the “modified prospective” method. Using the Black-Scholes method of valuing stock options for options granted prior to October 1, 2005 and using the Trinomial Lattice Model for those granted after October 1, 2005 and based on stock options granted to employees and directors through December 31, 2005, the Company estimates that the adoption of SFAS 123R will reduce 2006 net earnings by approximately $500,000. The future pre-tax expense, based on the above described valuations, of the nonvested options is $3.0 million to be recognized in 2006 through 2010.

Previously, in December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” (“SFAS 148”) which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends certain disclosures under SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002. For 2004, 2003 and 2002, we continued to use the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” to account for employee stock options and apply the disclosures required under SFAS 123 and SFAS 148.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects that the adoption of this statement will not have a material effect on our financial condition or results of operations.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on its consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs shall be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The Company does not believe that the adoption of FAS 13-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	Non-Cash Transactions

On January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the remaining $1.7 million balance of the Series C Note was converted by the note holder into 499,900 shares of common stock.

4.	Acquisitions and Disposals

Acquisition of Businesses

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

On December 19, 2005, the Company acquired a majority interest in Excel Physical Therapy, an operator of two physical therapy clinics located near Anchorage, Alaska. The Company acquired a 65% interest with existing partners retaining a 35% interest. The Company paid $1,600,000, consisting of a three-year note payable in the amount of $309,710 and cash of $1,290,000. In addition, the Company incurred $30,700 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

The acquisitions resulted in approximately $6.9 million of goodwill which is deductible for tax purposes. Other assets related to the acquisition included accounts receivable valued at $214,000, furniture and equipment valued at $235,000 and non-competition agreements valued at $171,000 which is being amortized over five years (of which approximately $15,000 had been amortized at December 31, 2005). The Company

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also assumed certain employee benefits of approximately $287,000 and recorded minority interests in subsidiary limited partnerships of approximately $73,000.

The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the acquisitions.

Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

Acquisitions of Minority Interests

During 2005, the Company purchased a 15% interest from a limited partner who owned a 20.5% interest in a limited partnership for $774,000. The limited partner retained a 5.5% interest. Also, during 2005, the Company purchased a 35% minority interest in a limited partnership for $193,000, a 20% minority interest in another limited partnership for $54,000 and the 35% minority interest in another limited partnership for $463,000.

During 2004, the Company purchased a 17.5% minority interest in a limited partnership for $138,000, a 17.5% minority interest in another limited partnership for $7,820 and a 5% minority interest in another limited partnership for $208,825.

On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Based on the clinic’s performance, the Company paid additional consideration of $31,000, $41,000 and $32,360 in August 2003, 2004 and 2005, respectively. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing gain on the sale as payments are made.

During 2003, the Company purchased a 35% minority interest in a limited partnership for $64,000, payable under a promissory note. The note was paid in full in August 2005.

On September 30, 2001, the Company purchased a 35% minority interest in a limited partnership that owns 9 clinics in Michigan for consideration aggregating $2,111,000. Additional purchase consideration was contingent upon future clinic performance. In September 2004, the Company paid additional consideration of $105,000 based on the clinics’ performance.

For all minority interest purchases noted above, the Company paid or has agreed to pay to the minority limited partner any undistributed earnings earned through an agreed date prior to the purchase date.

The Company’s minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the purchase.

Sale of Assets

On June 30, 2004, the Company sold all of its assets in a clinic. Net proceeds from the sale were $473,000 on assets with a carrying value of $17,000. After recording certain costs associated with the sale, the Company recorded a gain of $452,000.

Closure Costs

In the third quarter of 2004 and after a thorough review of the Company’s clinics, management decided to close 8 unprofitable clinics. The Company initially recognized $815,000 in closure costs relating to these clinics as of September 30, 2004. Subsequent to the initial charge in the third quarter of 2004, the Company

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was able to reduce its liabilities related to lease obligations by $121,000 and made lease payments related to these closed clinics of $60,000, thereby reducing the lease obligation included in accrued expenses to $250,000 as of December 31, 2004. In the fourth quarter of 2004, the Company decided to close an additional clinic which resulted in a goodwill write-off of $42,500. Closure costs for the 2004 year totaled $690,000.

During 2005, management closed 9 clinics, of which 8 were closed in the fourth quarter of 2005. Of the $271,000 expensed for lease obligations in 2005, $118,000 related to clinics closed during 2004.

The breakdown of these charges by major type of cost, additions and activity subsequent to September 30, 2004 and balances at December 31, 2005 and 2004 are as follows (in thousands):

				Dec 31, 2004			Dec 31, 2005
Type of Cost	Amount	Additions	Activity	Balance	Additions	Activity	Balance

Lease obligations	$431	$—	$(181)	$250	$271	$(243)	$278
Unamortized leasehold improvements	181	—	(181)	—	72	(72)	—
Other assets	70	—	(70)	—	—	—	—
Unamortized goodwill	20	42	(62)	—	26	(26)	—
Severance	113	—	(113)	—	—	—	—

Total	$815	$42	$(607)	$250	$369	$(341)	$278

Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements. Severance costs primarily represent the costs associated with the settlement of employment contracts.

5.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2005 and 2004 consisted of the following (in thousands):

	Year Ended
	December 31,
	2005	2004

Beginning balance	$6,127	$5,685
Goodwill acquired during the year	8,383	504
Goodwill written-off	(171)	(62)

Ending balance	$14,339	$6,127

6.	Accrued Expenses

Accrued expenses as of December 31, 2005 and 2004 consisted of the following (in thousands):

	Year Ended
	December 31,
	2005	2004

Credit balances due to patients and payors	$912	$1,009
Group health insurance claims	654	696
Salaries and related costs	2,138	1,086
Taxes	441	565
Other	1,005	1,011

Total	$5,150	$4,367

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Salaries and related costs include undistributed earnings related to those partnerships formed after January 18, 2001. See Note 2. — Significant Accounting Policies — Minority Interests.

7.	Notes Payable

Notes payable as of December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Promissory note payable in quarterly principal installments of $41,667 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	$417	$—
Promissory note payable in quarterly principal installments of $25,809 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	310
Promissory note payable (paid in full in July 2005)	—	70

	727	70
Less current portion	(244)	(70)

	$483	$—

In connection with the Hamilton Acquisition, we incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.

In connection with the Excel Acquisition, we incurred a note payable in the amount of $309,710, payable in equal quarterly principal installments of $25,809 beginning April 1, 2006 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on December 19, 2008.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement (“Credit Agreement”). The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding balance of $5,000,000 (“Commitment”). The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. To date, there have been no funds advanced to the Company under this credit agreement.

In May 1994, the Company issued a $3 million, 8% Convertible Subordinated Note, Series C, due June 30, 2004 (the “Series C Note”). The Series C Note was convertible at the option of the holder into shares of Company common stock determined by dividing the principal amount of the Note being converted by $3.33. The Series C Note bore interest from the date of issuance at a rate of 8% per annum, payable quarterly. In June 2002, $667,000 of the Series C Note was converted by the note holder into 200,100 shares of common stock. The principal amount under the Series C Note was $2.3 million at December 31, 2003. On January 12, 2004, $666,660 of the Series C Note was converted by the note holder into 200,000 shares of common stock. On June 30, 2004, the remaining $1.7 million of the Series C Note was converted by the note holder into 499,900 shares of common stock.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Deferred tax assets:
Depreciation and amortization	$236	$25
Allowance for doubtful accounts	454	660
Lease obligation — closed clinics	364	92
Deferred rent and other	42	363

Net deferred tax assets	$1,096	$1,140

Amount included in:
Other current assets	$418	$790
Other assets	$678	$350

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005		2004		2003

U.S. tax at statutory rate	$4,900	34.27%	$3,667	34.03%	$4,024	34.15%
State income taxes, net of federal benefit	578	4.03%	396	3.67%	386	3.28%
Nondeductible expenses	33	.23%	36	0.33%	42	0.36%

	$5,511	38.53%	$4,099	38.03%	$4,452	37.79%

Significant components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003

Current:
Federal	$4,578	$3,360	$3,216
State	889	593	762

Total current	5,467	3,953	3,978

Deferred:
Federal	54	140	645
State	(10)	6	(171)

Total deferred	44	146	474

Total income tax provision	$5,511	$4,099	$4,452

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

9.	Stock Option Plans

The Company has the following stock option plans:

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permitted the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 1992 Plan expired in 2002 and no new option grants can be awarded subsequent to this date.

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the 1992 Plan were granted at an exercise price not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of options granted under the 1992 Plan were determined by the Stock Option Committee. The period within which each option is exercisable was determined by the Stock Option Committee (however, in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant).

The 1999 Employee Stock Option Plan (the “1999 Plan”) permits the Company to grant to certain non-officer employees of the Company up to 300,000 non-qualified options to purchase shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee.

During 2003, the Board of Directors of the Company granted Inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. During 2005 and 2003, 4,000 and 22,500 options, respectively, were forfeited. Inducement options may be exercised for a 10 year term from the date of the grant.

The 2003 Stock Option Plan (the “2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 900,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 2003 Plan was approved by the Shareholders of the Company at the 2004 Shareholders Meeting on May 25, 2004. During 2003 and 2002, the Company erroneously granted rights to purchase 278,000 shares of common stock under the 1992 Plan after the plan expired. The Company honored the grants by issuing grants under the 2003 Plan in June 2004.

A cumulative summary of stock options as of December 31, 2005 follows:

					Available
Stock Option Plans	Authorized	Outstanding	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	116,131	2,685,881	116,131	—
1999 Plan	300,000	127,853	57,330	28,443	114,817
2003 Plan	900,000	764,100	72,000	412,800	63,900
Inducements	166,000	134,000	32,000	65,000	—

Totals	4,861,000	1,142,084	2,847,211	622,374	178,717

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2005, 2004 and 2003 and the changes during the years then ended is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2002	1,698,941	$6.89
Granted	163,175	14.08
Exercised	(423,866)	3.45
Cancelled	(150,500)	17.94
Forfeited	(120,309)	9.34

Outstanding at December 31, 2003	1,167,441	7.47

Granted	899,100	14.16
Exercised	(494,700)	3.58
Cancelled	(114,725)	15.41
Forfeited	(265,589)	13.11

Outstanding at December 31, 2004	1,191,527	12.11

Granted	228,850	16.67
Exercised	(208,612)	8.63
Cancelled	(36,485)	18.00
Forfeited	(33,196)	15.03

Outstanding at December 31, 2005	1,142,084	13.39

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2005, 2004 and 2003, respectively:

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2005	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	116,131	$3.04-$16.34	3.2 Years	116,131	$3.04-$16.34
1999 Plan	127,853	$2.81-$18.98	8.6 Years	28,443	$2.81-$18.98
2003 Plan	764,100	$12.51-$18.80	8.7 Years	412,800	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	7.8 Years	65,000	$12.75-$14.32

	1,142,084	$2.81-$18.98	8.0 Years	622,374	$2.81-$18.98

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2004	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	216,633	$3.04-$16.34	3.5 Years	215,883	$3.04-$16.34
1999 Plan	83,894	$2.81-$16.34	7.9 Years	26,791	$2.81-$16.34
2003 Plan	736,000	$12.51-$18.04	9.1 Years	381,400	$12.51-$18.04
Inducements	155,000	$12.75-$14.75	8.7 Years	57,000	$12.75-$14.75

	1,191,527	$2.81-$16.34	8.0 Years	681,074	$2.81-$18.04

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2003	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	864,708	$2.81-$16.34	5.4 Years	607,823	$3.00-$16.34
Executive Plan	90,000	$4.96-$4.96	.9 Years	90,000	$4.96-$4.96
1999 Plan	57,733	$2.81-$16.34	7.6 Years	16,076	$2.81-$16.34
Inducements	155,000	$12.75-$14.75	9.8 Years	2,000	$14.75-$14.75

	1,167,441	$2.81-$16.34	5.7 Years	715,899	$2.81-$16.34

The following table summarizes information about the Company’s stock options outstanding and exercisable range of exercise prices as of December 31, 2005:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$2.81-$3.61	56,250	56,250
$3.62-$5.41	47,607	47,607
$10.82-$12.63	223,510	176,670
$12.64-$14.43	552,300	153,300
$14.44-$16.24	79,745	58,200
$16.25-$18.04	58,500	57,300
$18.05-$18.98	124,172	73,047

	1,142,084	622,374

10.	Preferred Stock

The Board of Directors of the Company is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences and limitations of each series. There are no provisions in the Company’s Articles of Incorporation specifying the vote required by the holders of preferred stock to take action. All such provisions would be set out in the designation of any series of preferred stock established by the Board of Directors. The bylaws of the Company specify that, when a quorum is present at any meeting, the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law or the Company’s Articles of Incorporation. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of preferred stock, preferences, powers, and rights, voting or otherwise, senior to the right of holders of common stock. The issuance of the preferred stock could have the effect of delaying or preventing a change in control of the Company.

11.	Purchase of Common Stock

In September 2001, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company’s outstanding common stock. As of December 31, 2005, there are 454,915 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. Shares purchased are held as treasury shares and may be used for such valid

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate purposes or retired as the Board considers advisable. During the years ended December 31, 2005, 2004 and 2003, the Company purchased 489,282, 373,403 and 1,800 shares, respectively, of its common stock on the open market for $8.0 million, $5.6 million and $20,000, respectively.

The following table shows the purchases for 2005 by quarter:

	Number of		Average Price
Period	Shares	Costs	Per Share
		(In thousands)

January 1 — March 31, 2005	239,882	$3,573	$14.90
April 1 — June 30, 2005	—	—	—
July 1 — September 30, 2005	83,500	1,533	$18.36
October 1 — December 31, 2005	165,900	2,894	$17.44

	489,282	$8,000	$16.35

12.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2005, 2004 and 2003.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $10.8 million, $9.5 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2005 are as follows (in thousands):

2006	$10,881
2007	8,999
2008	6,205
2009	4,184
2010	1,713
Thereafter	5

$31,987

Employment Agreements

At December 31, 2005, the Company had outstanding employment agreements with two of its executive officers. The agreements were effective November 1, 2004 and provide for annual salaries of $325,000 each, subject to annual adjustments, and expire on November 1, 2007, provided however, that effective on the first and second anniversary of the effective date, the term shall automatically be extended for an additional year

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(up to a maximum term, with such extensions, of five years) unless either party notifies the other on or before such anniversary dates that such party has elected not to extend such term.

The Company also had outstanding consulting agreements with two of its directors whom are former employees: one for $87,800 annually for a term extending through May 2006, and the other for $50,000 annually for a term extending through November 14, 2007.

In addition, the Company has outstanding employment agreements with the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $12.3 million in 2006, $5.7 million in 2007 and $3.2 in the aggregate from 2008 through 2010. In addition, each employment agreement with the managing physical therapist provides for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

Each employment agreement typically provides that the Company has the right to purchase the limited partnership interest in the clinic partnership for the amount of the partner’s capital account upon termination of employment with the clinic partnership before the expiration of the initial term of employment. The employment agreements typically contain no provisions requiring the purchase by the Company of the therapist partner’s interest in the clinic partnership in the event of death or disability, or after the initial term of employment. In addition, the employment agreements generally include non-competition and non-solicitation provisions which extend through the term of the agreement and for one to two years thereafter.

14.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands, except per share data)

	2005	2004	2003

Numerator:
Net income	$8,791	$6,678	$7,331

Numerator for basic earnings per share	8,791	6,678	7,331
Effect of dilutive securities:
Interest on convertible subordinated notes payable	—	45	123

Numerator for diluted earnings per share-income available to common shareholders after assumed conversions	$8,791	$6,723	$7,454

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,923	11,916	11,051
Effect of dilutive securities:
Stock options	152	262	476
Convertible subordinated notes payable	—	253	700

Dilutive potential common shares	152	515	1,176

Denominator for diluted earnings per share — adjusted weighted- average shares and assumed conversions	12,075	12,431	12,227

Basic earnings per common share	$0.74	$0.56	$0.66

Diluted earnings per common share	$0.73	$0.54	$0.61

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 67,471, 355,005 and 267,750 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

15.	Selected Quarterly Financial Data (Unaudited)

	2005
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$30,352	$33,065	$33,645	$32,968
Income before income taxes	$3,253	$4,476	$3,924	$2,649
Net income	$2,029	$2,762	$2,377	$1,622
Earnings per common share:
Basic	$0.17	$0.23	$0.20	$0.14
Diluted	$0.17	$0.23	$0.20	$0.14

	2004
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$27,715	$29,914	$29,253	$29,413
Income before income taxes	$2,458	$3,685	$1,709	$2,925
Net income	$1,532	$2,279	$1,054	$1,813
Earnings per common share:
Basic	$0.13	$0.20	$0.09	$0.15
Diluted	$0.13	$0.19	$0.08	$0.15

	2003
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$24,483	$26,382	$26,224	$26,136
Income before income taxes	$2,884	$3,566	$3,055	$2,278
Net income	$1,787	$2,213	$1,901	$1,430
Earnings per common share:
Basic	$0.16	$0.20	$0.17	$0.13
Diluted	$0.15	$0.18	$0.15	$0.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting is included at page 30.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements.  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules.  See page 62 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31,2002 and incorporated herein by reference]
10	.14+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
10	.15+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
21	*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

Number		Description

23	.2*	Consent of Independent Registered Public Accounting Firm — KPMG LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries as of and for the years ended December 31, 2005 and 2004 referred to in our report dated March 8, 2006, which is included in the Annual Report of U.S. Physical Therapy, Inc. on Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements as of and for the years ended December 31, 2005 and 2004 taken as a whole. The Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements as of and for the years ended December 31, 2005 and 2004 taken as a whole.

/s/ GRANT THORNTON LLP

Houston, Texas
March 8, 2006

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deduction
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,447	$1,446	—	$2,272	(1)	$1,621
YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,456	$1,293	—	$2,302	(1)	$2,447
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,327	$932	—	$1,803	(1)	$3,456

(1)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
     (Registrant)

By:	/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

By:	/s/ David Richardson
David Richardson
Vice President/Controller

Date: March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By: /s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)
By: /s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)
By: /s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board
By: /s/ Mark J. Brookner Mark J. Brookner	Vice Chairman of the Board
By: /s/ Bruce D. Broussard Bruce D. Broussard	Director
By: /s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director
By: /s/ Marlin W. Johnston Marlin W. Johnston	Director
By: /s/ Livingston Kosberg Livingston Kosberg	Director
By: /s/ Jerald Pullins Jerald Pullins	Director
By: /s/ Albert L. Rosen Albert L. Rosen	Director
By: /s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference].
10	.14+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
10	.15+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
21	*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
23	.2*	Consent of Independent Registered Public Accounting Firm — KPMG LLP

Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.