Form 10-Q
period 2006-03-31
U S PHYSICAL THERAPY INC /NV
filed 2006-05-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

As of May 5, 2006, the number of shares outstanding (issued less treasury stock) of the registrant's common stock, par value $.01 per share, was: 11,788,362.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,861	$15,002
Patient accounts receivable, less allowance for doubtful
accounts of $1,656 and $1,621, respectively	20,372	19,661
Accounts receivable -- other	839	761
Other current assets	1,692	1,428
Total current assets	38,764	36,852
Fixed assets:
Furniture and equipment	23,884	23,010
Leasehold improvements	14,835	14,556
	38,719	37,566
Less accumulated depreciation and amortization	24,591	23,825
	14,128	13,741
Goodwill	15,193	14,339
Other assets	950	1,587
	$69,035	$66,519

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable -- trade	$1,410	$1,721
Accrued expenses	6,774	5,150
Notes payable	244	244
Total current liabilities	8,428	7,115
Notes payable - long-term portion	415	483
Deferred rent	1,248	1,263
Other long-term liabilities	1,258	1,159
Total liabilities	11,349	10,020
Minority interests in subsidiary limited partnerships	3,344	3,024
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no
shares issued and outstanding	--	--
Common stock, $.01 par value, 20,000,000 shares authorized,
13,647,047 and 13,645,167 shares issued at March 31, 2006
and December 31, 2005, respectively	136	136
Additional paid-in capital	35,058	35,037
Additional paid-in capital, equity-based compensation	222	--
Retained earnings	45,892	44,408
Treasury stock at cost, 1,858,685 and 1,809,785 shares held at
March 31, 2006 and December 31, 2005, respectively	(26,966)	(26,106)
Total shareholders' equity	54,342	53,475
	$69,035	$66,519

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net patient revenues	$34,061	$30,352
Management contract revenues	569	503
Other revenues	26	23
Net revenues	34,656	30,878

Clinic operating costs:
Salaries and related costs	18,467	15,800
Rent, clinic supplies, contract labor and other	7,524	6,336
Provision for doubtful accounts	566	312
	26,557	22,448

Closure costs	22	--
Loss on sale or disposal of fixed assets	12	42

Corporate office costs	4,515	4,041

Operating income	3,550	4,347

Interest income (expense), net	82	93
Loss in unconsolidated joint venture	(21)	--
Minority interests in subsidiary limited partnerships	(1,201)	(1,187)

Income before income taxes	2,410	3,253
Provision for income taxes	926	1,224

Net income	$1,484	$2,029

Basic earnings per common share	$0.13	$0.17
Diluted earnings per common share	$0.12	$0.17

Shares used in computation:
Basic earnings per common share	11,824	11,963
Diluted earnings per common share	12,036	12,108

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,484	$2,029
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,090	1,063
Minority interests in earnings of subsidiary limited partnerships	1,201	1,187
Provision for doubtful accounts	566	312
Deferred income taxes	471	(27)
Equity-based awards compensation expense	222	--
Loss on sale or abandonment of fixed assets	12	42
Tax benefit from exercise of stock options	--	16
Recognition of deferred rent subsidies	(103)	(97)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,218)	(607)
Increase in accounts receivable -- other	(137)	(161)
(Increase) decrease in other assets	(107)	203
Increase in accounts payable and accrued expenses	1,313	2,130
Increase in other liabilities	187	42
Net cash provided by operating activities	4,981	6,132

INVESTING ACTIVITIES
Purchase of fixed assets	(1,480)	(629)
Acquisition of minority interests, included in goodwill	(800)	(513)
Other	(54)	13
Net cash used in investing activities	(2,334)	(1,129)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(881)	(1,216)
Repurchase of common stock	(860)	(3,573)
Payment of notes payable	(68)	--
Excess tax benefit from stock options exercised	10	--
Proceeds from exercise of stock options	11	96
Net cash used in financing activities	(1,788)	(4,693)

Net increase in cash and cash equivalents	859	310
Cash and cash equivalents -- beginning of period	15,002	20,553
Cash and cash equivalents - end of period	$15,861	$20,863

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$256	$481
Interest	$11	$--

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
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

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic's net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2006, we intend to continue to focus on developing new clinics and opening satellite clinics where deemed appropriate. We will also evaluate acquisition opportunities in select markets.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2005.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Controller have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2005.

Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $11.7 million and $8.1 million in highly liquid investments at March 31, 2006 and December 31, 2005, respectively.

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

Goodwill

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the acquisition of businesses and the purchase of some or all of a particular local management’s equity interest in an existing clinic in certain partnerships formed prior to January 18, 2001.

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

Minority Interests

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company has historically recorded therapist partner’s profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" (“EITF 00-23”), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January 18, 2001, in situations where the therapist limited partner has minimal risk, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners’ interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001. For partnerships formed after January 18, 2001 in situations where the therapist limited partner has made a substantial investment and has more than inconsequential risk, the minority interest is reported in the minority interests in subsidiary limited partnerships line item.

The following table summarizes the minority interests in earnings of subsidiary limited partnerships recorded (in thousands):

	Quarter End
	March 31,
	2006	2005
Partnerships formed after January 18, 2001 (1)	$243	$259
Partnerships formed prior to January 18, 2001 (2)	1,201	1,187
All partnerships	$1,444	$1,446

(1)	Expensed as salaries and related costs pursuant to EITF 00-23.
(2)	Reported as minority interests in subsidiary limited partnerships in the statements of net income.

As of March 31, 2006 and December 31, 2005, undistributed minority interests related to certain partnerships formed after January 18, 2001 in the amount of $687,000 and $566,000, respectively, were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled minority interest in subsidiary limited partnerships.

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

Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical and/or occupational therapy (including speech-language pathology) to any one patient is limited to $1,500 (the “Medicare Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006.   Outpatient therapy services rendered to Medicare beneficiaries by the Company's therapists are subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps do not apply.    The Medicare Limit for 2006 is $1,740 subject to an exception policy created by CMS, as more fully defined in the February 15, 2006 Medicare Fact Sheet. In summary, the exception process allows for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualifies for an automatic exception to the therapy caps, if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exception, patients who are impacted by the cap may choose to pay out of their own pockets for services in excess of the cap; however, it is assumed that the cap will result in lost revenues to the Company. Any such negative impact on the Company’s revenue could potentially be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the 2006 Medicare Limit could have an adverse impact on 2006 net income.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of March 31, 2006. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2006.

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

Stock Options

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under the intrinsic-value-based method, compensation expense was recognized only to the extent that the current market price of the underlying stock on the date of grant exceeded the exercise price. Historically, the Company has granted stock options with an exercise price equal to the current market price of the underlying stock, therefore, the Company had not recognized any compensation expense related to stock-based payments.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the three months ended March 31, 2006, were $137,000, or $0.01 per share, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Net income, as reported	$2,029
Deduct: Total stock-based compensation expense
Determined under the fair value method, net of taxes	(163)
Pro forma net income	$1,866

Earnings per share:
Actual basic earnings per common share	$0.17
Actual diluted earnings per common share	$0.17

Pro forma basic earnings per common share	$0.16
Pro forma diluted earnings per common share	$0.15

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. For the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free interest rates	4.28%	4.13%
Expected volatility	30.0%	55.7%
Expected life (in years)	n/a	5.2
Suboptimal exercise factor	3	n/a
Exit rate post-vesting	12.5%	n/a

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. Currently, the Company estimates the forfeiture rate to be 25%.

Stock option activity is summarized as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value 000’s
Outstanding at December 31, 2005	1,142,084	$2.81 - $18.98	$13.39
Granted	2,000	$19.29	19.29
Exercised	(1,880)	$3.04 - $16.34	5.90
Cancelled	(332)	$12.60 - $18.42	17.45
Forfeited	(1,585)	$12.60 - $18.42	17.00

Outstanding at March 31, 2006	1,140,287	$2.08 - $19.29	13.40	7.82 Years	$4,228
Exercisable at March 31, 2006	664,618	$2.81 - $18.98	12.82	7.34 Years	$2,848

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2006 and 2005 was $6.55 and $7.38, respectively. The total intrinsic value of options exercised during the quarter ended March 31, 2006 and 2005 was $24,828 and $38,724.

A summary of the status of the nonvested shares as of March 31, 2006 and the changes during the quarter ended March 31, 2006, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	519,710	$8.43
Granted	2,000	6.55
Vested	(44,456)	7.86
Forfeited	(1,585)	9.97
Nonvested at March 31, 2006	475,669	8.47

As of March 31, 2006, the future pre-tax expense of nonvested stock options is $2.7 million to be recognized in the remainder of 2006 through 2010.

As of March 31, 2006, a total of 178,634 shares remained available for grant under the Company’s stock option plans.

Recently Promulgated Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on our financial condition or results of operations.

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on our Company’s consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs shall be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FAS 13-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

2. EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 are as follows (in thousands, except per share data):

	For The Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$1,484	$2,029

Denominator:
Denominator for basic earnings per share--weighted-average shares	11,824	11,963
Effect of dilutive securities:
Stock options	212	145
Denominator for diluted earnings per share--adjusted weighted-
average shares	12,036	12,108

Basic earnings per common share	$0.13	$0.17
Diluted earnings per common share	$0.12	$0.17

Options to purchase 124,795 and 177,000 shares for the three months ended March 31, 2006 and 2005, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of March 31, 2006, there are 406,000 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended March 31, 2006, the Company purchased 48,900 shares of its common stock on the open market for $860,000.

4. ACQUISITIONS

Acquisition of Businesses

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey (“Hamilton Acquisition”). The Company acquired a 75% interest with existing partners retaining a 25% interest. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

On December 19, 2005, the Company acquired a majority interest in Excel Physical Therapy, an operator of two physical therapy clinics located near Anchorage, Alaska (“Excel Acquisition”). The Company acquired a 65% interest with existing partners retaining a 35% interest. The Company paid $1,600,000, consisting of a three-year note payable in the amount of $309,710 and cash of $1,290,000. In addition, the Company incurred $30,700 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

The acquisitions resulted in approximately $6.9 million of goodwill which is deductible for tax purposes. Other assets related to the acquisitions included accounts receivable valued at $214,000, furniture and equipment valued at $235,000 and non-competition agreements valued at $171,000 which is being amortized over five years (of which approximately $24,000 had been amortized at March 31, 2006). The Company also assumed certain employee benefits of approximately $287,000 and recorded minority interests in subsidiary limited partnerships of approximately $73,000.

The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the acquisitions.

Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

Acquisitions of Minority Interests

During the first quarter of 2006, the Company purchased the 35% minority interest in a limited partnership for $800,000.

During 2005, the Company purchased a 15% minority interest from a limited partner who owned a 20.5% minority interest in a limited partnership for $774,000. The limited partner retained a 5.5% minority interest. Also, during 2005, the Company purchased the 35% minority interest in a limited partnership for $193,000, the 20% minority interest in another limited partnership for $54,000 and the 35% minority interest in another limited partnership for $463,000.

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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Quarter Ended March 31, 2006
Beginning balance	$14,339
Goodwill acquired during the period	800
Adjustment to purchase price	54
Ending balance	$15,193

5. NOTES PAYABLE

Notes payable consist of the following (in thousands):
	March 31, 2006	December 31, 2005
Promissory note payable in quarterly principal installments of $41,667 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	$375	$417
Promissory note payable in quarterly principal installments of $25,809 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	284	310
	659	727
Less current portion	(244)	(244)
	$415	$483

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

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement (“Credit Agreement”). The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding balance of $5,000,000 (“Commitment”). The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there are no funds outstanding under this credit agreement.

6. CLOSURE COSTS

During 2005, management closed 9 clinics, of which 8 were closed in the fourth quarter of 2005.

The accrual balance, which consisted of lease obligations for the closed clinics, at December 31, 2005 and the accrual balance and activity for the quarter ended March 31, 2006 are as follows (in thousands):

Type of Cost	Dec 31, 2005 Balance	Additions	Activity	Mar 31, 2006 Balance
Lease obligations	$278	$22	$(163)	$137

Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical and occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At March 31, 2006, we operated 298 outpatient physical and occupational therapy clinics in 39 states. The average age of our clinics at March 31, 2006, was 5.0 years. We have developed 287 of the clinics and acquired 11. To date, we have sold 6 clinics, closed 43 facilities and consolidated four clinics with other existing clinics. During the first quarter of 2006, we added 12 new clinics and did not close or consolidate any clinics.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 6 third-party facilities under management as of March 31, 2006.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance:

	For The Three Months Ended March 31,
	2006	2005
Number of clinics at the end of the period	298	269
Working days	64	64
Average visits per day per clinic	18.9	18.4
Total patient visits	350,905	313,675
Net patient revenue per visit	$97.07	$96.76
Statements of operations per visit:
Net revenues	$98.76	$98.44
Salaries and related costs	(52.63)	(50.37)
Rent, clinic supplies, contract labor and other	(21.44)	(20.20)
Provision for doubtful accounts	(1.61)	(1.00)
Closure costs	(0.06)	--
Loss on sale or disposal of fixed assets	(0.03)	(0.13)
Contribution from clinics	22.99	26.74
Corporate office costs	(12.87)	(12.88)
Operating income	$10.12	$13.86

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

•
Net revenues rose 12.2% to $34.7 million for the three months ended March 31, 2006 (“2006 First Quarter”), from $30.9 million for the three months ended March 31, 2005 (“2005 First Quarter”), due to an 11.9% increase in patient visits from 314,000 to 351,000 combined with a $0.31 increase from $96.76 to $97.07 in net patient revenue per visit.

•
Earnings were $0.12 per diluted share for the 2006 First Quarter as compared to $0.17 for the 2005 First Quarter. Net income for the 2006 First Quarter was $1.5 million versus $2.0 million for the same period last year. Total diluted shares were 12.0 million for the 2006 First Quarter and 12.1 million for the 2005 First Quarter.

Net Patient Revenues

•
Net patient revenues increased to $34.1 million for the 2006 First Quarter from $30.4 million for the 2005 First Quarter, an increase of $3.7 million, or 12.2%, due to an 11.9% increase in patient visits to 351,000 and a $0.31 increase in net patient revenues per visit to $97.07.

•
Total patient visits increased 37,000, or 11.9%, to 351,000 for the 2006 First Quarter from 314,000 for the 2005 First Quarter. The growth in visits for the year was attributable to an increase of approximately 35,000 visits or 11.1% in clinics opened or acquired between April 1, 2005 and March 31, 2006 (the "New Clinics") together with a 2,000 or 0.1% increase in visits for clinics opened before April 1, 2005 (the "Mature Clinics").

•
Net patient revenues from New Clinics accounted for approximately 96.6% of the total increase, or approximately $3.6 million of which $1.9 million related to the 5 clinics acquired after the first quarter of 2005. The remaining increase of $100,000 in net patient revenues was from Mature Clinics. Of the $100,000 increase, $1.1 million related to clinics opened between January 1, 2004 and March 31, 2005, offset by a $1.0 million decrease in clinics opened prior to January 1, 2004.

•
The percentage of visits and revenues from Medicare patients was a lower percentage of the Company’s total in the 2006 First Quarter as compared to the 2005 First Quarter. Management attributes this lower percentage to the reinstatement on January 1, 2006 of the annual medicare limit of $1,740 for outpatient therapy services. Management estimates that the impact was over 7,000 visits and more than $600,000 in revenue.

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

Clinic Operating Costs

Clinic operating costs as a percent of net revenues were 76.7% for the 2006 First Quarter and 72.8% for the 2005 First Quarter.

 Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $18.5 million for the 2006 First Quarter from $15.8 million for the 2005 First Quarter, an increase of $2.7 million, or 16.9%. The $2.7 million increase was primarily incurred at the New Clinics of which $1.0 million related to the 5 clinics acquired after the 2005 First Quarter. Salaries and related costs as a percent of net revenues increased to 53.3% for the 2006 First Quarter compared to 51.2% for the 2005 First Quarter. Rising salary costs at facilities open a year or more accounted for most of the increase while acquisitions and clinics open less than one year made up the balance.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other increased to $7.5 million for the 2006 First Quarter from $6.3 million for the 2005 First Quarter, an increase of $1.2 million, or 18.8%. Approximately $949,000 of the increase was incurred at the New Clinics and $239,000 at Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 21.7% for the 2006 First Quarter and 20.5% for the 2005 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts increased to $566,000 for the 2006 First Quarter from $312,000 for the 2005 First Quarter, an increase of $254,000 or 81.4%. For the 2006 First Quarter, the bad debt expense included a charge-off of $58,000 related to an aged management contract receivable. The provision for doubtful accounts as a percent of net patient revenues, adjusted for the $58,000 charge, was 1.5% for the 2006 First Quarter and 1.0% for the 2005 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 7.5% at March 31, 2006, as compared to 7.6% at December 31, 2005.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $4.5 million for the 2006 First Quarter from $4.0 million for the 2005 First Quarter, an increase of $500,000, or 11.7%. Corporate office costs increased primarily as a result of increased salary costs and a charge of $222,000 related to stock-based compensation expense. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not restated to reflect the impact of adopting the new standard. Corporate office costs as a percent of revenues were 13.0% for the 2006 First Quarter and 13.1% for the 2005 First Quarter. After adjusting for stock-based compensation expense, corporate office costs would have been 12.4% of revenues for the 2006 First Quarter.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships remained relatively the same in absolute dollars. Minority interest as a percentage of operating income before corporate office costs increased to 14.9% for the 2006 First Quarter compared to 14.2% for the 2005 First Quarter.

Provision for Income Taxes

The provision for income taxes decreased to $926,000 for the 2006 First Quarter from $1.2 million for the 2005 First Quarter, a decrease of approximately $300,000, or 24.3% as a result of lower pre-tax income. During the 2006 First Quarter, we accrued state and federal income taxes at an effective tax rate of 38.4% versus 37.6% for the 2005 First Quarter. The increase in the effective tax rate is due to higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At March 31, 2006, we had $15.9 million in cash and cash equivalents compared to $15.0 million at December 31, 2005. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments. Included in cash and cash equivalents at March 31, 2006 were $3.8 million in a money market fund and $8.0 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The increase in cash of $859,000 from December 31, 2005 to March 31, 2006 was due primarily to cash provided by operating activities of $5.0 million, offset by $1.5 million used for the purchase of fixed assets, $0.9 million used for the repurchase of the Company’s common stock, $0.9 million used for distributions to minority investors in subsidiary limited partnerships and $0.8 million used for the purchase of minority interests.

Our current ratio decreased to 4.6 to 1.0 at March 31, 2006 from 5.2 to 1.0 at December 31, 2005. The decrease in the current ratio is due primarily to an increase in accrued expenses primarily related to the timing of making estimated tax payments and paying payroll. All employees are paid every two weeks with a one-week lag which resulted in a 10-day payroll accrual at quarter end versus a 5-day payroll accrual at year end. Estimated tax payments for the 2006 First Quarter were paid in April 2006.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement. The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding principal balance of $5,000,000 (“Commitment”). The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. During the first quarter, there were no funds outstanding under this credit agreement.

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

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of March 31, 2006, there are 406,000 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended March 31, 2006, the Company purchased 48,900 shares of its common stock on the open market for $860,000.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of March 31, 2006, we had 298 clinics in operation, 12 of which were opened in the first quarter of 2006. We expect to incur initial operating losses from new clinics opened in late 2005 and 2006. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in 2005 would favorably impact our results of operations beginning in 2006.

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	revenue and earnings expectations;
•	general economic, business, and regulatory conditions;
•	availability and cost of qualified physical and occupational therapists;
•	the failure of our clinics to maintain their Medicare certification status or changes in Medicare guidelines;
•
competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;
•	maintaining adequate internal controls;
•	availability, terms, and use of capital;
•	future acquisitions; and
•	weather.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of March 31, 2006 was other notes of $659,000. See Note 5 in Notes to Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the last day of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended March 31, 2006.

Period	Total Number of	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number of Shares that May Yet Be Purchased Under the Plans or
	Shares Purchased	Paid per Share	Programs(1)	Programs(1)
January 1, 2006 through January 31, 2006	3,900	$18.08	3,900	451,015
February 1, 2006 through February 28, 2006	--	--	--	451,015
March 1, 2006 through March 31, 2006	45,000	$17.48	45,000	406,015
Total	48,900	$17.53	48,900	406,015

(1) In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of March 31, 2006, there are 406,000 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. All shares of common stock repurchased by the Company during the quarter ended March 31, 2006 were purchased under these programs.

ITEM 6. EXHIBITS.

(a)  Exhibits

EXHIBIT NO.	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 5, 2006	By: /s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

By: /s/ DAVID RICHARDSON
David Richardson
Controller

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith