Form 10-Q
period 2006-06-30
U S PHYSICAL THERAPY INC /NV
filed 2006-08-09
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                                  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  [ ] Yes [X] No

As of August 8, 2006, the number of shares outstanding (issued less treasury stock) of the registrant's common stock, par value $.01 per share, was:
11,711,844.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Balance Sheets as of June 30, 2006 and December
        31, 2005                                                              3

        Consolidated Statements of Net Income for the three and six
        months ended June 30, 2006 and 2005                                   4

        Consolidated Statements of Cash Flows for the six months ended
        June 30, 2006 and 2005                                                5

        Consolidated Statements of Shareholders' Equity for the six
        months ended June 30, 2006                                            6

        Notes to Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                17

Item 3. Quantitative and Qualitative Disclosure About Market Risk            23

Item 4. Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 6. Exhibits                                                             24

        Signatures                                                           25

ITEM 1. FINANCIAL STATEMENTS.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,    DECEMBER 31,
                                                                        2006          2005
                                                                    -----------   ------------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................     $ 13,564      $ 12,352
   Marketable securities - available for sale ...................        1,550         2,650
   Patient accounts receivable, less allowance for doubtful
      accounts of $1,482 and $1,621, respectively ...............       20,297        19,661
   Accounts receivable -- other .................................          703           761
   Other current assets .........................................        1,606         1,428
                                                                      --------      --------
         Total current assets ...................................       37,720        36,852
Fixed assets:
   Furniture and equipment ......................................       24,151        23,010
   Leasehold improvements .......................................       15,427        14,556
                                                                      --------      --------
                                                                        39,578        37,566
   Less accumulated depreciation and amortization ...............       25,224        23,825
                                                                      --------      --------
                                                                        14,354        13,741
Goodwill ........................................................       15,474        14,339
Other assets ....................................................          949         1,587
                                                                      --------      --------
                                                                      $ 68,497      $ 66,519
                                                                      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable -- trade ....................................     $  1,541      $  1,721
   Accrued expenses .............................................        5,180         5,150
   Notes payable ................................................          244           244
                                                                      --------      --------
         Total current liabilities ..............................        6,965         7,115
Notes Payable - long-term portion ...............................          347           483
Deferred rent ...................................................        1,254         1,263
Other long-term liabilities .....................................        1,335         1,159
                                                                      --------      --------
         Total liabilities ......................................        9,901        10,020
Minority interests in subsidiary limited partnerships ...........        3,057         3,024
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, no
      shares issued and outstanding .............................           --            --
   Common stock, $.01 par value, 20,000,000 shares authorized,
      13,652,847 and 13,645,167 shares issued at June 30, 2006
      and December 31, 2005, respectively .......................          137           136
   Additional paid-in capital ...................................       35,148        35,037
   Additional paid-in capital, equity based compensation ........          384            --
   Retained earnings ............................................       48,048        44,408
   Treasury stock at cost, 1,941,003 and 1,809,785 shares held at
      June 30, 2006 and December 31, 2005, respectively .........      (28,178)      (26,106)
                                                                      --------      --------
         Total shareholders' equity .............................       55,539        53,475
                                                                      --------      --------
                                                                      $ 68,497      $ 66,519
                                                                      ========      ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF NET INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                                THREE MONTHS         SIX MONTHS
                                                               ENDED JUNE 30,      ENDED JUNE 30,
                                                             -----------------   -----------------
                                                               2006      2005      2006      2005
                                                             -------   -------   -------   -------
Net patient revenues .....................................   $35,179   $33,065   $69,240   $63,417
Management contract revenues .............................       570       509     1,139     1,012
Other revenues ...........................................         9         2        35        25
                                                             -------   -------   -------   -------
      Net revenues .......................................    35,758    33,576    70,414    64,454
Clinic operating costs:
   Salaries and related costs ............................    18,686    16,532    37,153    32,332
   Rent, clinic supplies, contract labor and other .......     7,293     6,859    14,817    13,195
   Provision for doubtful accounts .......................       458       350     1,024       662
                                                             -------   -------   -------   -------
                                                              26,437    23,741    52,994    46,189

   Closure costs .........................................       179        84       201        84
   Loss (gain) on sale or disposal of fixed assets .......        43       (83)       55       (41)

Corporate office costs ...................................     4,487     4,156     9,002     8,197
                                                             -------   -------   -------   -------

Operating income .........................................     4,612     5,678     8,162    10,025

Interest and investment income, net ......................        85        94       167       187
Loss in unconsolidated joint venture .....................       (10)       --       (31)       --
Minority interests in subsidiary limited partnerships ....    (1,165)   (1,296)   (2,366)   (2,483)
                                                             -------   -------   -------   -------
                                                              (1,090)   (1,202)   (2,230)   (2,296)

Income before income taxes ...............................     3,522     4,476     5,932     7,729
Provision for income taxes ...............................     1,366     1,714     2,292     2,937
                                                             -------   -------   -------   -------
      Net income .........................................   $ 2,156   $ 2,762   $ 3,640   $ 4,792
                                                             =======   =======   =======   =======

Basic earnings per common share ..........................   $  0.18   $  0.23   $  0.31   $  0.40
                                                             =======   =======   =======   =======
Diluted earnings per common share ........................   $  0.18   $  0.23   $  0.30   $  0.40
                                                             =======   =======   =======   =======

Shares used in computation:
   Basic earnings per common share .......................    11,754    11,913    11,788    11,938
                                                             =======   =======   =======   =======
   Diluted earnings per common share .....................    11,894    12,065    11,965    12,082
                                                             =======   =======   =======   =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             ------------------
                                                                               2006      2005
                                                                             -------   --------
OPERATING ACTIVITIES
Net income ...............................................................   $ 3,640   $  4,792
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization .........................................     2,220      2,142
   Minority interests in earnings of subsidiary limited partnerships .....     2,366      2,483
   Provision for doubtful accounts .......................................     1,024        662
   Deferred income taxes .................................................       495        222
   Equity-based awards compensation expense ..............................       464         --
   Tax benefit from exercise of stock options ............................        --        570
   Recognition of deferred rent subsidies ................................      (204)      (188)
   Closure costs - write-off of goodwill .................................        54         --
   Loss (gain) on sale of assets .........................................        71        (41)
   Other .................................................................        --         26
Changes in operating assets and liabilities:
   Increase in patient accounts receivable ...............................    (1,601)    (1,677)
   Increase in accounts receivable -- other ..............................        (1)      (461)
   (Increase) decrease in other assets ...................................       (52)       229
   Increase (decrease) in accounts payable and accrued expenses ..........      (150)     2,466
   Increase in other liabilities .........................................       371        235
                                                                             -------   --------
Net cash provided by operating activities ................................     8,697     11,460

INVESTING ACTIVITIES
Purchase of fixed assets .................................................    (2,928)    (1,838)
Acquisition of business ..................................................       (54)    (5,000)
Acquisitions of minority interests, included in goodwill .................    (1,099)    (1,319)
Purchase of marketable securities - available for sale ...................      (100)    (9,400)
Proceeds on sale of marketable securities - available for sale ...........     1,200      7,100
Proceeds on sale of fixed assets .........................................         5        194
                                                                             -------   --------
Net cash used in investing activities ....................................    (2,976)   (10,263)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ...    (2,333)    (2,956)
Repurchase of common stock ...............................................    (2,072)    (3,573)
Payment of notes payable .................................................      (136)        --
Excess tax benefit from stock options exercised ..........................        10         --
Proceeds from exercise of stock options ..................................        22        643
                                                                             -------   --------
Net cash used in financing activities ....................................    (4,509)    (5,886)
Net increase (decrease) in cash and cash equivalents .....................     1,212     (4,689)
Cash and cash equivalents - beginning of period ..........................    12,352     19,353
                                                                             -------   --------
Cash and cash equivalents -- end of period ...............................   $13,564   $ 14,664
                                                                             =======   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes ..........................................................   $ 2,383   $  3,024
   Interest ..............................................................   $    21   $     --
Non-cash transactions during the period:
   Purchase of business - seller financing portion .......................   $    --   $    500

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (unaudited)

                                     COMMON STOCK    ADDITIONAL       APIC                    TREASURY STOCK        TOTAL
                                   ---------------     PAID-IN    EQUITY-BASED   RETAINED   -----------------   SHAREHOLDERS'
                                   SHARES   AMOUNT     CAPITAL    COMPENSATION   EARNINGS   SHARES    AMOUNT        EQUITY
                                   ------   ------   ----------   ------------   --------   ------   --------   -------------
Balance December 31, 2005 ......   13,645    $136      $35,037        $ --        $44,408   (1,810)  $(26,106)     $53,475
Proceeds from exercise of
   stock options ...............        3      --           22          --             --       --         --           22
Excess tax benefit from
   exercise of stock options ...       --      --           10          --             --       --         --           10
Issuance of restricted stock ...        5       1           79         (80)            --       --         --           --
Amortization of restricted
   stock .......................       --      --           --          18             --       --         --           18
Equity-based compensation
   expense .....................       --      --           --         446             --       --         --          446
Purchase of treasury stock .....       --      --           --          --             --     (131)    (2,072)      (2,072)
Net income .....................       --      --           --          --          3,640       --         --        3,640
                                   ------    ----      -------        ----        -------   ------   --------      -------
Balance, June 30, 2006 .........   13,653    $137      $35,148        $384        $48,048   (1,941)  $(28,178)     $55,539
                                   ======    ====      =======        ====        =======   ======   ========      =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (unaudited)

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

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary; a bonus based on his or her clinic's net revenue; and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2006, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We will continue to evaluate acquisition opportunities in select markets.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information regarding the Company's accounting policies, please read the audited financial statements included in the Company's Form 10-K for the year ended December 31, 2005.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Controller have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the interim periods presented.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2005.

SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $9.1 million and $8.1 million in highly liquid investments at June 30, 2006 and December 31, 2005, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

MARKETABLE SECURITIES

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of June 30, 2006 and December 31, 2005, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Since the fair value of the marketable securities - available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances which indicate that the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the acquisition of businesses and the purchase of a portion or all of a partner's equity interest in a clinic in certain partnerships formed prior to January 18, 2001.

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics on behalf of the Company. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill, if deemed appropriate, is assigned to the respective clinic or group of clinics.

MINORITY INTERESTS

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company has historically recorded therapist partner's profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" ("EITF 00-23"), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January 18, 2001, in situations where the therapist limited partner has minimal risk, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners' interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001. For partnerships formed after January 18, 2001 in situations where the therapist limited partner has made a substantial investment and has more than inconsequential risk, the minority interest is reported in the minority interests in subsidiary limited partnerships line item.

The following table summarizes the minority interests in earnings of subsidiary limited partnerships and related compensation included in salaries and related costs (in thousands):

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                       ------------------   ----------------
                                                         2006       2005     2006      2005
                                                       --------   -------   ------   -------
Partnerships formed after January 18, 2001 (1) .....    $  344     $  287   $  587    $  546
Partnerships formed prior to January 18, 2001 (2) ..     1,165      1,296    2,366     2,483
                                                        ------     ------   ------    ------
All partnerships ...................................    $1,509     $1,583   $2,953    $3,029
                                                        ======     ======   ======    ======

(1)  Expensed as salaries and related costs pursuant to EITF 00-23.

(2) Reported as minority interests in subsidiary limited partnerships in the statements of net income.

As of June 30, 2006 and December 31, 2005, undistributed minority interests related to certain partnerships formed after January 18, 2001 in the amount of $735,000 and $593,000, respectively, were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled "minority interest in subsidiary limited partnerships".

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

Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the Department of Health and Human Services. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical and/or occupational therapy (including speech-language pathology) to any one patient is limited to $1,500 (the "Medicare Cap or Limit"), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company's therapists are subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps do not apply. The Medicare Limit for 2006 is $1,740 subject to an exception policy created by Centers for Medicare and Medicaid Service, as more fully defined in the February 15, 2006 Medicare Fact Sheet. The exception process allows for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnoses that qualify for an automatic exception to the therapy caps if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exception, patients who are impacted by the cap may choose themselves to pay for services in excess of the cap; however, it is assumed that the cap will result in lost revenues to the Company. Such negative impact on the Company's revenue could potentially be reduced by replacing lost revenues by more marketing efforts to non-Medicare sources or through staffing reductions. If such negative impact is not mitigated, the 2006 Medicare Limit would have an adverse impact on 2006 net income.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of June 30, 2006. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

CONTRACTUAL ALLOWANCES

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period's contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2006.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts for marketable securities - available for sale approximate the fair value on the respective balance sheet dates.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to conform to current period presentation of auction rate securities as marketable securities rather than cash and cash equivalents in the consolidated balance sheet as of December 31, 2005. The Consolidated Statement of Cash Flows for the six months ended June 30, 2005 reflects the activity in the marketable securities - available for sale for such period. Since the fair value of the marketable securities - available for sale equals the cost basis, there is no effect on current assets, total assets, net income or comprehensive income.

STOCK OPTIONS AND RESTRICTED STOCK

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first six months of 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per share for the three months and six months ended June 30, 2006 by $137,000, or $0.01 per share, and $274,000, or $0.02 per share, respectively.

The following table illustrates the effect on net income and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

                                                     THREE MONTHS     SIX MONTHS
                                                    JUNE 30, 2005   JUNE 30, 2005
                                                    -------------   -------------y
Actual net income ...............................       $2,762          $4,792
   Deduct: Total stock based compensation
      expense determined under the fair
      value method, net of taxes ................          208             371
                                                        ------          ------
Pro forma net income ............................       $2,554          $4,421
                                                        ======          ======
Earnings per share:
   Actual basic earnings per common share .......       $ 0.23          $ 0.40
   Actual diluted earnings per common share .....       $ 0.23          $ 0.40
   Pro forma basic earnings per common share ....       $ 0.21          $ 0.37
   Pro forma diluted earnings per common share ..       $ 0.21          $ 0.37

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not provide for the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. For the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the six months ended June 30, 2006 and 2005:

                             2006   2005
                             ----   ----
Risk-free interest rates     4.28%  4.14%
Expected volatility          30.0%  55.4%
Expected life (in years)      n/a    5.3
Suboptimal exercise factor      3    n/a
Exit rate post-vesting       12.5%   n/a

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. Currently, the Company estimates the forfeiture rate to be 21%.

Stock option activity is summarized as follows:

                                                                             Weighted-
                                                                 Weighted     Average     Aggregate
                                                                  Average    Remaining    Intrinsic
                                   Number of                     Exercise   Contractual     Value
                                     Shares     Exercise Price     Price        Term        000's
                                   ---------   ---------------   --------   -----------   ---------
Outstanding at December 31, 2005   1,142,084    $2.81 - $18.98    $13.39
   Granted                             2,000        $19.29         19.29
   Exercised                          (2,680)   $3.04 - $16.34      7.95
   Cancelled                          (3,652)  $12.60 - $18.42     17.99
   Forfeited                          (4,615)  $12.60 - $18.42     16.95
                                   ---------
Outstanding at June 30, 2006       1,133,137    $2.81 - $19.29     13.38     7.59 Years     $1,428
                                   =========
Exercisable at June 30, 2006         665,972    $2.81 - $19.29     12.83     7.14 Years     $1,202
                                   =========

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005, respectively, was $6.55 and $7.55, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $26,000 and $1.5 million, respectively.

A summary of the status of the nonvested shares as of June 30, 2006 and the changes during the six months ended June 30, 2006, is presented below:

                                            Weighted-Average
                                Number of      Grant-Date
                                 Shares        Fair Value
                                ---------   ---------------
Nonvested at January 1, 2006     519,710         $8.43
Granted                            2,000          6.55
Vested                           (49,930)         7.70
Forfeited                         (4,615)         9.81
                                 -------
Nonvested at June 30, 2006       467,165          8.49
                                 =======

As of June 30, 2006, the future pre-tax expense of nonvested stock options is $2.7 million to be recognized in the remainder of 2006 through 2010.

As of June 30, 2006, a total of 179,984 shares remained available for grant under the Company's stock option plans.

In the second quarter of 2006, the Company granted 5,000 shares of restricted stock to an employee pursuant its 2003 Stock Incentive Plan for $0.01 per share. The restricted stock is subject to continued employment by the employee and vested 1,000 shares on the date of grant and the remaining 4,000 shares vest in equal installments on the following four anniversaries of the date of grant. As the grant of restricted stocks typically relates to future service, on the date of grant the total compensation expense is recorded as unearned compensation and is shown as a reduction of shareholders' equity. The unearned compensation is expensed over the vesting period. Estimated compensation expense for this grant of $80,000 will be recognized over four years based on the estimated fair value of $16.00 per share on the date of grant. Since 1,000 shares vested on the date of grant, the compensation expense recognized in the second quarter and six months ended June 30, 2006 was $17,000.

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

In June 2005, the EITF issued EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on our Company's consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

In October 2005, the FASB issued FASB Staff Position No. 13-1 ("FAS 13-1") "Accounting for Rental Costs Incurred during a Construction Period". FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs must be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FAS 13-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this statement on the Company.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                       FOR THE THREE        FOR THE SIX
                                                        MONTHS ENDED        MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                     -----------------   -----------------
                                                       2006      2005      2006      2005
                                                     -------   -------   -------   -------
Numerator:
   Net income ....................................   $ 2,156   $ 2,762   $ 3,640   $ 4,792
                                                     -------   -------   -------   -------
Denominator:
   Denominator for basic earnings per share ---
      weighted average shares ....................    11,754    11,913    11,788    11,938
   Effect of dilutive securities:
      Stock Options ..............................       140       152       177       144
                                                     -------   -------   -------   -------
   Denominator for diluted earnings per share ---
      adjusted weighted average shares and assumed
      conversions ................................    11,894    12,065    11,965    12,082
                                                     =======   =======   =======   =======
   Basic earnings per common share ...............   $  0.18   $  0.23   $  0.31   $  0.40
                                                     =======   =======   =======   =======
   Diluted earnings per common share .............   $  0.18   $  0.23   $  0.30   $  0.40
                                                     =======   =======   =======   =======

Options to purchase 190,200 and 74,300 shares for the three months ended June 30, 2006 and June 30, 2005, respectively, and 152,100 and 81,800 shares for the six months ended June 30, 2006 and June 30, 2005, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of June 30, 2006, there were approximately 324,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended June 30, 2006, the Company purchased 82,318 shares of its common stock on the open market for $1.2 million. During the six months ended June 30, 2006, the Company purchased 131,218 shares of its common stock on the open market for $2.1 million.

4. ACQUISITIONS

ACQUISITION OF BUSINESSES

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey ("Hamilton Acquisition"). The Company acquired a 75% interest with existing partners retaining a 25% interest. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill. In July 2006, the Company paid additional consideration of $90,000 which will have the effect of increasing goodwill.

On December 19, 2005, the Company acquired a majority interest in Excel Physical Therapy, an operator of two physical therapy clinics located near Anchorage, Alaska ("Excel Acquisition"). The Company acquired a 65% interest with existing partners retaining a 35% interest. The Company paid $1,600,000, consisting of a three-year note payable in the amount of $309,710 and cash of $1,290,000. In addition, the Company incurred $84,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

The acquisitions resulted in approximately $6.9 million of goodwill which is deductible for tax purposes. Other assets related to the acquisitions included accounts receivable valued at $214,000, furniture and equipment valued at $235,000 and non-competition agreements valued at $171,000 which is being amortized over five years (of which approximately $32,500 had been amortized at June 30, 2006). The Company also assumed certain employee benefits of approximately $287,000 and recorded minority interests in subsidiary limited partnerships of approximately $73,000.

The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the acquisitions.

Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

ACQUISITIONS OF MINORITY INTERESTS

During the second quarter of 2006, the Company purchased the 35% minority in a limited partnership for $298,000 and during the first quarter of 2006, the Company purchased the 35% minority interest in a limited partnership for $800,000.

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

On June 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Based on the clinic's performance, the Company paid additional consideration of $31,000, $41,000 and $32,360 in August 2003, 2004 and 2005, respectively. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing gain on the sale as payments are made.

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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                        SIX MONTHS
                                          ENDED
                                      JUNE 30, 2006
                                      -------------
Beginning balance                        $14,339
Goodwill acquired during the period        1,135
Goodwill written off                         (54)
Adjustment to purchase price                  54
                                         -------
Ending balance                           $15,474
                                         =======

In connection with the closure of a facility, the Company wrote-off $54,000 of goodwill.

5. CLOSURE COSTS

During 2005, management closed nine clinics, of which eight were closed in the fourth quarter of 2005. During the second quarter of 2006, management closed three clinics. No clinics were closed in the first quarter of 2006.

The accrual balance, which consisted of lease obligations for the closed clinics, at December 31, 2005 and the accrual balance and activity for the six months ended June 30, 2006 are as follows (in thousands):

                         DEC 31,                          JUNE 30,
                          2005                              2006
TYPE OF COST             BALANCE   ADDITIONS   ACTIVITY    BALANCE
------------             -------   ---------   --------   --------
Lease obligations          $278       $131      $(319)       $90
Leasehold Improvements       --         16        (16)        --
Goodwill                     --         54        (54)        --
                           ----       ----      -----        ---
                           $278       $201      $(389)       $90
                           ====       ====      =====        ===

Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements.

6. NOTES PAYABLE

Notes payable as of June 30, 2006 and December 31, 2005 consist of the following:

                                                 JUNE 30,   DECEMBER 31,
                                                   2006         2005
                                                 --------   ------------
                                                      (IN THOUSANDS)
Promissory note payable in quarterly
   principal installments of $41,667
   plus accrued interest through May 18, 2008,
   interest accrues at 6% per annum               $ 333        $ 417
Promissory note payable in quarterly
   principal installments of $25,809 plus
   accrued interest through December 19, 2008,
   interest accrues at 6% per annum                 258          310
                                                  -----        -----
                                                    591          727
Less current portion                               (244)        (244)
                                                  -----        -----
                                                  $ 347        $ 483
                                                  =====        =====

In connection with the Hamilton Acquisition, the Company incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.

In connection with the Excel Acquisition, the Company incurred a note payable in the amount of $309,710, payable in equal quarterly principal installments of $25,809 beginning April 1, 2006 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on December 19, 2008.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement ("Credit Agreement"). The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding balance of $5,000,000 ("Commitment"). The outstanding balance bears interest, at the Company's option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there are no funds outstanding under this credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide preventive, curative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At June 30, 2006, we operated 303 outpatient physical and occupational therapy clinics in 39 states. The average age of our clinics at June 30, 2006 was 5.0 years. We have developed 292 of the clinics and acquired 11. To date, we have sold six clinics, closed 46 facilities and consolidated four clinics with other existing clinics. During the first six months of 2006, we added 20 new clinics and closed three.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with six third-party facilities under management as of June 30, 2006.

SELECTED OPERATING AND FINANCIAL DATA

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       --------------------   -------------------
                                                         2006        2005       2006       2005
                                                       --------   ---------   --------   --------
Number of clinics                                           303         277        303        277
Working days                                                 64          64        128        127
Average visits per day per clinic                          19.0        19.6       19.0       19.0
Total patient visits                                    362,515     342,002    713,420    655,677
Net patient revenue per visit                          $  97.04    $  96.68   $  97.05   $  96.72
Statements of operations per visit:
   Net revenues                                        $  98.64    $  98.17   $  98.70   $  98.30
   Salaries and related costs                            (51.55)     (48.34)    (52.08)    (49.31)
   Rent, clinic supplies, contract labor and other       (20.12)     (20.06)    (20.77)    (20.12)
   Provision for doubtful accounts                        (1.26)      (1.02)     (1.43)     (1.01)
   Gain (loss) on sale or disposal of fixed assets        (0.12)        .24      (0.08)      0.06
   Closure costs                                          (0.49)      (0.24)     (0.28)     (0.13)
                                                       --------    --------   --------   --------
      Contribution from clinics                           25.10       28.75      24.06      27.79
   Corporate office costs                                (12.38)     (12.15)    (12.62)    (12.50)
                                                       --------    --------   --------   --------
   Operating income                                    $  12.72    $  16.60   $  11.44   $  15.29
                                                       ========    ========   ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

     - Net revenues rose 6.5% to $35.8 million for the three months ended June 30, 2006 ("2006 Second Quarter") from $33.6 million for the three months ended June 30, 2005 ("2005 Second Quarter") due to a 6.0% increase in patient visits from 342,000 to 362,500 combined with a $0.36 increase from $96.68 to $97.04 in net patient revenue per visit.

     - Earnings were $0.18 per diluted share for the 2006 Second Quarter as compared to $0.23 for the 2005 Second Quarter. Net income for the 2006 Second Quarter was $2.2 million versus $2.8 million for the same period last year. Total diluted shares were 11.9 million for the 2006 Second Quarter and 12.1 million for the 2005 Second Quarter.

NET PATIENT REVENUES

     - Net patient revenues increased to $35.2 million for the 2006 Second Quarter from $33.1 million for the 2005 Second Quarter, an increase of $2.1 million, or 6.4%, due to a 6.0% increase in patient visits to 362,500 and a $0.36 increase in net patient revenues per visit to $97.04.

     - Total patient visits increased 20,500 or 6.0%, to 362,500 for the 2006 Second Quarter from 342,000 for the 2005 Second Quarter. The growth in visits was attributable to an increase of approximately 21,100 visits or 6.2% in clinics opened or acquired between July 1, 2005 and June 30, 2006 (the "New Clinics") together with a decrease of 600 or 0.2% in visits for clinics opened or acquired before July 1, 2005 (the "Mature Clinics").

     - Net patient revenues from New Clinics accounted for approximately 104.8% of the total increase, or approximately $2.2 million of which $400,000 related to the two clinics acquired after the second quarter of 2005. The offsetting decrease of $100,000 in net patient revenues was from Mature Clinics. Of the $100,000 decrease, a $1.1 million increase related to clinics opened between January 1, 2004 and June 30, 2005, a $700,000 increase related to three clinics acquired in May 2005 and a $1.7 million decrease related to clinics opened prior to January 1, 2004.

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 74.6% for the 2006 Second Quarter and 70.7% for the 2005 Second Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $18.7 million for the 2006 Second Quarter from $16.5 million for the 2005 Second Quarter, an increase of $2.2 million, or 13.0%. Of the $2.2 million increase, $1.3 million was incurred at the New Clinics and $900,000 at the Mature Clinics. Salaries and related costs as a percent of net revenues increased to 52.3% for the 2006 Second Quarter compared to 49.2% for the 2005 Second Quarter. Significant demand for physical therapists coupled with a limited supply of licensed clinicians has resulted in an increase in salary costs.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES, CONTRACT LABOR AND OTHER

          Rent, clinic supplies, contract labor and other increased to $7.3 million for the 2006 Second Quarter from $6.9 million for the 2005 Second Quarter, an increase of $400,000, or 6.3%. Approximately $800,000 was incurred at the New Clinics and a decrease of $400,000 was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 20.4% for both the 2006 Second Quarter and the 2005 Second Quarter.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $458,000 for the 2006 Second Quarter from $350,000 for the 2005 Second Quarter, an increase of $108,000 or 30.9%. The provision for doubtful accounts as a percent of net patient revenues was 1.3% for the 2006 Second Quarter and 1.1% for the 2005 Second Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 6.8% at June 30, 2006, as compared to 7.6% at December 31, 2005. Our percentage of receivables outstanding 120 days or longer decreased from 26.7% of total outstanding receivables at December 31, 2005 to 23.9% at June 30, 2006.

     GAIN ON SALE OR DISPOSAL OF FIXED ASSETS

          For the 2006 Second Quarter, a loss from the disposal of fixed assets of $43,000 was recognized. For the 2005 Second Quarter, a net gain on the sale of fixed assets of $83,000 was recognized primarily related to the sale of a building, which generated a gain of approximately $100,000 before taxes and minority interest. The building was previously used by a clinic closed in August 2004.

     CLOSURE COSTS

          For the 2006 Second Quarter, a charge of $179,000 was taken related to clinic closure costs. The charge primarily consisted of lease obligations for lease commitments and write-off of leasehold improvements related to clinics closed in the 2006 Second Quarter, write-off of goodwill related to a clinic closed in the 2006 Second Quarter and lease settlement adjustments for clinics closed prior to 2006. For the 2005 Second Quarter, a charge of $84,000 was taken related to clinic closure costs. The charge primarily consisted of additional accrual for lease commitments related to clinics closed in the third quarter of 2004 and the write-off of goodwill for a clinic closed in the 2005 Second Quarter.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $4.5 million for the 2006 Second Quarter from $4.2 million for the 2005 Second Quarter, an increase of $300,000, or 8.0%. Corporate office costs increased primarily as the result of a non-cash charge of $242,000 related to stock-based compensation expense. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not restated to reflect the impact of adopting the new standard. Corporate office costs as a percent of revenues were 12.5% for the 2006 Second Quarter and 12.4% for the 2005 Second Quarter. After adjusting for stock-based compensation expense, corporate office costs would have been 11.9% of revenues for the 2006 Second Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased $100,000 to $1.2 million for the 2006 Second Quarter from $1.3 million for the 2005 Second Quarter. Minority interest as a percentage of operating income before corporate office costs decreased to 12.8% for the 2006 Second Quarter compared to 13.2% for the 2005 Second Quarter.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1.4 million for the 2006 Second Quarter from $1.7 million for the 2005 Second Quarter, a decrease of approximately $300,000, or 20.3% as a result of lower pre-tax income. During the 2006 Second Quarter, we accrued state and federal income taxes at an effective tax rate of 38.8% versus 38.3% for the 2005 Second Quarter. The increase in the effective tax rate is due to anticipated higher state income taxes.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     - Net revenues rose 9.2% to $70.4 million for the six months ended June 30, 2006 ("2006 Six Months") from $64.5 million for the six months ended June 30, 2005 ("2005 Six Months") due to an 8.8% increase in patient visits from 655,600 to 713,400 combined with a $0.33 increase from $96.72 to $97.05 in net patient revenue per visit.

     - Earnings were $0.30 per diluted share for the 2006 Six Months as compared to $0.40 for the 2005 Six Months. Net income for the 2006 Six Months was $3.6 million versus $4.8 million for the 2005 Six Months. Total diluted shares were 12.0 million for the 2006 Six Months and
          12.1 million for the 2005 Six Months.

NET PATIENT REVENUES

     - Net patient revenues increased to $69.2 million for the 2006 Six Months from $63.4 million for the 2005 Six Months, an increase of $5.8 million, or 9.2%, due to an 8.8% increase in patient visits to 713,400 and a $0.33 increase in net patient revenues per visit to $97.05.

     - Total patient visits increased 57,800 or 8.8%, to 713,400 for the 2006 Six Months from 655,600 for the 2005 Six Months. The growth in visits was attributable to an increase of approximately 34,800 visits or 5.3% in New Clinics together with an increase of 23,000 visits or 3.5% in Mature Clinics.

     - Net patient revenues from New Clinics accounted for approximately 63.9% of the total increase, or approximately $3.7 million, of which $800,000 related to the two clinics acquired in December 2005. The remaining increase of $2.1 million in net patient revenues was from Mature Clinics. Of this $2.1 million increase, a $2.8 million increase related to clinics opened between January 1, 2004 and June 30, 2005, a $2.2 million increase related to three clinics acquired in May 2005 and a $2.9 million decrease related to clinics opened prior to January 1, 2004.

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 75.6% for the 2006 Six Months and 71.7% for the 2005 Six Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $37.1 million for the 2006 Six Months from $32.3 million for the 2005 Six Months, an increase of $4.8 million, or 14.9%. Of the $4.8 million increase, $2.2 million was incurred at the New Clinics and $2.6 million at the Mature Clinics due to rising salary costs. Salaries and related costs as a percent of net revenues increased to 52.8% for the 2006 Six Months compared to 50.2% for the 2005 Six Months. Significant demand for physical therapists coupled with a limited supply of licensed clinicians has resulted in an increase in salary costs.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES, CONTRACT LABOR AND OTHER

          Rent, clinic supplies, contract labor and other increased to $14.8 million for the 2006 Six Months from $13.2 million for the 2005 Six Months, an increase of $1.6 million, or 12.3%. Approximately $1.4 million was incurred at the New Clinics and $200,000 was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 21.0% for the 2006 Six Months compared to 20.5% for the 2005 Six Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $1.0 million for the 2006 Six Months from $700,000 for the 2005 Six Months, an increase of $300,000 or 54.8%. The provision for doubtful accounts as a percent of net patient revenues was 1.5% for the 2006 Six Months and 1.0% for the 2005 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable was 6.8% at June 30, 2006, as compared to 7.6% at December 31, 2005. Our percentage of receivables outstanding 120 days or longer was reduced from 26.7% of total outstanding receivables at December 31, 2005 to 23.9% at June 30, 2006.

     GAIN ON SALE OR DISPOSAL OF FIXED ASSETS

          For the 2006 Six Months, a loss from the disposal of fixed assets of $55,000 was recognized. For the 2005 Six Months, a net gain on the sale of fixed assets of $41,000 was recognized primarily related to the sale of a building, which generated a gain of approximately $100,000 before taxes and minority interest. The building was previously used by a clinic closed in August 2004. The gain was partially offset by losses on the sale and disposal of fixed assets.

     CLOSURE COSTS

          For the 2006 Six Months, a charge of $201,000 was taken related to clinic closure costs. The charge primarily consisted of lease obligations for lease commitments and write off of leasehold improvements related to clinics closed in the 2006 Six Months, write-off of goodwill related to a clinic closed in the 2006 Six Months and lease settlement adjustments for clinics closed prior to 2006. For the 2005 Six Months, a charge of $84,000 was taken related to clinic closure costs. The charge primarily consisted of additional accrual for lease commitments related to clinics closed in the third quarter of 2004 and the write-off of goodwill for a clinic closed in the 2005 Six Months.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $9.0 million for the 2006 Six Months from $8.2 million for the 2005 Six Months, an increase of $800,000, or 9.8%. Corporate office costs increased primarily as a result of a non-cash charge of $464,000 related to stock-based compensation expense. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not restated to reflect the impact of adopting the new standard. Corporate office costs as a percent of revenues were 12.8% for the 2006 Six Months and 12.7% for the 2005 Six Months. After adjusting for stock-based compensation expense, corporate office costs would have been 12.1% of revenues for the 2006 Six Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased $100,000 to $2.4 million for the 2006 Six Months from $2.5 million for the 2005 Six Months. Minority interest as a percentage of operating income before corporate office costs increased to 13.8% for the 2006 Six Months from 13.6% for the 2005 Six Months.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $2.3 million for the 2006 Six Months from $2.9 million for the 2005 Six Months, a decrease of approximately $600,000, or 22.0% as a result of lower pre-tax income. During the 2006 Six Months, we accrued state and federal income taxes at an effective tax rate of 38.6% versus 38.0% for the 2005 Six Months. The increase in the effective tax rate is due to anticipated higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At June 30, 2006, we had $15.1 million in cash and cash equivalents and marketable securities - available for sale ("Cash Equivalents Available") compared to $15.0 million at December 31, 2005. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our Cash Equivalents Available are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments through at least June 2007. Included in cash and cash equivalents at June 30, 2006 were $2.5 million in a money market fund and $5.0 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

Cash Equivalents Available increased $112,000 from December 31, 2005 to June 30, 2006 was due primarily to cash provided by operating activities of $8.7 million, offset by $2.9 million used for the purchase of fixed assets, $2.1 million used for the repurchase of the Company's common stock, $2.3 million used for distributions to minority investors in subsidiary limited partnerships and $1.1 million used for the purchase of minority interests.

Our current ratio increased to 5.4 to 1.0 at June 30, 2006 from 5.2 to 1.0 at December 31, 2005. The increase in the current ratio is due primarily to an increase in patient account receivables due to increased revenue.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement. The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding principal balance of $5,000,000 ("Commitment"). The outstanding balance bears interest, at the Company's option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there were no funds outstanding under the Credit Agreement.

Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds and the availability of funds under the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least June 2007.

In conjunction with the Hamilton Acquisition, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for each of the three facilities. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year and such amount was added to goodwill.

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

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of June 30, 2006, there were approximately 324,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended June 30, 2006, the Company purchased 82,318 shares of its common stock on the open market for $1.2 million. During the six months ended June 30, 2006, the Company purchased 131,218 shares of its common stock on the open market for $2.1 million.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of June 30, 2006, we had 303 clinics in operation, 20 of which were opened in the first six months of 2006. We expect to incur initial operating losses from new clinics opened in 2006. Generally we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in 2005 would favorably impact our results of operations beginning in 2006.

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

     - availability and cost of qualified physical and occupational therapists;

     -    salary costs and personnel productivity;

     - failure of our clinics to maintain their Medicare certification status or changes in Medicare guidelines;

     - competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

     - changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended June 30, 2006.

                                                            TOTAL NUMBER OF
                                                           SHARES PURCHASED
                                                                  AS            MAXIMUM NUMBER
                                                           PART OF PUBLICLY   OF SHARES THAT MAY
                        TOTAL NUMBER OF                    ANNOUNCED PLANS     YET BE PURCHASED
                             SHARES        AVERAGE PRICE          OR          UNDER THE PLANS OR
        PERIOD             PURCHASED      PAID PER SHARE      PROGRAMS(1)         PROGRAMS(1)
        ------          ---------------   --------------   ----------------   ------------------
April 1, 2006 through
   April 30, 2006                --          $     --               --              406,015
May 1, 2006 through
   May 31, 2006              72,318             14.76           72,318              333,697
June 1, 2006 through
   June 30, 2006             10,000          $  14.11           10,000              323,697
                             ------          --------           ------              -------
Total                        82,318          $  14.68           82,318              323,697
                             ======          ========           ======              =======

(1) In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of June 30, 2006, there were approximately 324,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. All shares of common stock repurchased by the Company during the quarter ended June 30, 2006 were purchased under these programs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual meeting of shareholders was held on May 31, 2006. At the meeting, ten directors were elected by a vote of holders of the Company's Common Shares, par value of $.01 per share, as outlined in the Company's proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (c) all of such nominees were elected.

The election of such directors and the results of those votes were as follows:

                            Votes       Votes
                             For      Withheld
                         ----------   -------
Daniel C. Arnold         11,078,197   108,809
Christopher J. Reading   11,131,515    55,491
Lawrance W. McAfee       11,073,937   113,069
Mark J. Brookner         11,036,019   150,987
Bruce D. Broussard       11,114,452    72,554
Bernard A. Harris        11,169,705    17,301
Marlin W. Johnston       11,133,900    53,106
J. Livingston Kosberg    11,036,459   150,547
Jerald L. Pullins        11,169,295    17,711
Clayton K. Trier         11,113,842    73,164

The Amended and Restated 1999 Employee Stock Option Plan was also approved at the meeting with the following votes:

   For       Against    Abstain   Not Voted
   ---      ---------   -------   ---------
7,745,526   1,030,529     6,365   2,404,586

Finally, the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2006 was ratified at the meeting with the following votes:

   Votes      Votes       Votes
    For      Against   Abstaining
   -----     -------   ----------
11,168,260    11,318        7,428

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

                                        U.S. PHYSICAL THERAPY, INC.


Date: August 9, 2006                    By: /s/ LAWRANCE W. MCAFEE
                                            ------------------------------------
                                            Lawrance W. McAfee
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial and
                                            accounting officer)


                                        By: /s/ DAVID RICHARDSON
                                            ------------------------------------
                                            David Richardson
                                            Vice President/Controller

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