Form 10-Q
period 2006-09-30
U S PHYSICAL THERAPY INC /NV
filed 2006-11-08
CIK 885978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                                                [ ] Yes   [X] No

As of November 8, 2006, the number of shares outstanding (issued less treasury stock) of the registrant's common stock, par value $.01 per share, was:
11,552,110.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets as of September 30, 2006 and
           December 31, 2005                                                   3

           Consolidated Statements of Net Income for the three and nine
           months ended September 30, 2006 and 2005                            4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2006 and 2005                                   5

           Consolidated Statements of Shareholders' Equity for the nine
           months ended September 30, 2006                                     6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          19

Item 3.    Quantitative and Qualitative Disclosure About Market Risk          25

Item 4.    Controls and Procedures                                            25

PART II - OTHER INFORMATION

Item 1A.   Risk Factors                                                       26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 6.    Exhibits                                                           27

           Signatures                                                         28

           Certifications                                                  30-32

ITEM 1. FINANCIAL STATEMENTS.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           2006           2005
                                                                      -------------   ------------
                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ......................................     $ 14,339        $ 12,352
   Marketable securities - available for sale .....................        1,550           2,650
   Patient accounts receivable, less allowance for doubtful
      accounts of $1,508 and $1,621, respectively .................       20,702          19,661
   Accounts receivable -- other ...................................          415             761
   Other current assets ...........................................        1,954           1,428
                                                                        --------        --------
         Total current assets .....................................       38,960          36,852
Fixed assets:
   Furniture and equipment ........................................       23,912          23,010
   Leasehold improvements .........................................       14,905          14,556
                                                                        --------        --------
                                                                          38,817          37,566
   Less accumulated depreciation and amortization .................       25,050          23,825
                                                                        --------        --------
                                                                          13,767          13,741
Goodwill ..........................................................       15,444          14,339
Other assets ......................................................        1,003           1,587
                                                                        --------        --------
                                                                        $ 69,174        $ 66,519
                                                                        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable -- trade ......................................     $  1,149        $  1,721
   Accrued expenses ...............................................        7,685           5,150
   Current portion of notes payable ...............................          244             244
                                                                        --------        --------
         Total current liabilities ................................        9,078           7,115
Notes payable .....................................................          280             483
Deferred rent .....................................................        1,103           1,263
Other long-term liabilities .......................................        1,627           1,159
                                                                        --------        --------
         Total liabilities ........................................       12,088          10,020
Minority interests in subsidiary limited partnerships .............        2,872           3,024
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, no
      shares issued and outstanding ...............................           --              --
   Common stock, $.01 par value, 20,000,000 shares authorized,
      13,666,847 and 13,645,167 shares issued at September 30, 2006
      and December 31, 2005, respectively .........................          137             136
   Additional paid-in capital .....................................       35,930          35,037
   Retained earnings ..............................................       48,600          44,408
   Treasury stock at cost, 2,114,737 and 1,809,785 shares held at
      September 30, 2006 and December 31, 2005, respectively ......      (30,453)        (26,106)
                                                                        --------        --------
         Total shareholders' equity ...............................       54,214          53,475
                                                                        --------        --------
                                                                        $ 69,174        $ 66,519
                                                                        ========        ========

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF NET INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                               THREE MONTHS          NINE MONTHS
                                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                           -------------------   -------------------
                                                              2006      2005       2006       2005
                                                           --------   --------   --------   --------
Net patient revenues ...................................    $32,865   $32,389    $ 99,937   $92,581
Management contract revenues ...........................        319       502       1,460     1,514
Other revenues .........................................         --        25          33        50
                                                            -------   -------    --------   -------
   Net revenues ........................................     33,184    32,916     101,430    94,145
Clinic operating costs:
   Salaries and related costs ..........................     17,513    16,699      52,934    47,049
   Rent, clinic supplies, contract labor and other .....      6,953     6,408      20,671    18,498
   Provision for doubtful accounts .....................        592       357       1,564       958
                                                            -------   -------    --------   -------
                                                             25,058    23,464      75,169    66,505
Corporate office costs .................................      4,136     4,072      13,138    12,269
                                                            -------   -------    --------   -------
Operating income from continuing operations ............      3,990     5,380      13,123    15,371
Interest and investment income, net ....................        102        84         269       271
Loss in unconsolidated joint venture ...................         --       (18)        (31)      (18)
Minority interests in subsidiary limited partnerships ..     (1,043)   (1,180)     (3,429)   (3,663)
                                                            -------   -------    --------   -------
                                                               (941)   (1,114)     (3,191)   (3,410)
Income before income taxes from continuing
   operations ..........................................      3,049     4,266       9,932    11,961
Provision for income taxes .............................      1,165     1,674       3,806     4,598
                                                            -------   -------    --------   -------
   Net income from continuing operations ...............      1,884     2,592       6,126     7,363
                                                            -------   -------    --------   -------
Discontinued operations:
   Loss from discontinued operations ...................     (2,105)     (342)     (3,056)     (308)
   Tax benefit from discontinued operations ............        773       127       1,122       114
                                                            -------   -------    --------   -------
                                                             (1,332)     (215)     (1,934)     (194)
                                                            -------   -------    --------   -------
Net income .............................................    $   552   $ 2,377    $  4,192   $ 7,169
                                                            =======   =======    ========   =======
Earnings per share:
Basic - income from continuing operations ..............    $  0.16   $  0.21    $   0.52   $  0.62
Basic - loss from discontinued operations ..............      (0.11)    (0.01)      (0.16)    (0.02)
                                                            -------   -------    --------   -------
   Total basic earnings per share ......................    $  0.05   $  0.20    $   0.36   $  0.60
                                                            =======   =======    ========   =======
Diluted - income from continuing operations ............    $  0.16   $  0.21    $   0.51   $  0.61
Diluted - loss from discontinued operations ............      (0.11)    (0.01)      (0.16)    (0.02)
                                                            -------   -------    --------   -------
   Total diluted earnings per share ....................    $  0.05   $  0.20    $   0.35   $  0.59
                                                            =======   =======    ========   =======
Shares used in computation:
Basic earnings per common share ........................     11,675    11,982      11,750    11,953
                                                            =======   =======    ========   =======
Diluted earning per common share .......................     11,801    12,140      11,901    12,104
                                                            =======   =======    ========   =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                            -------------------
                                                                               2006      2005
                                                                             -------   --------
OPERATING ACTIVITIES
Net income ..............................................................    $ 4,192   $  7,169
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ........................................      3,374      3,213
   Minority interests in earnings of subsidiary limited partnerships ....      3,369      3,663
   Provision for doubtful accounts ......................................      1,649      1,025
   Equity-based awards compensation expense .............................        737         --
   Loss on sale or abandonment of assets ................................        472         23
   Tax benefit from exercise of stock options ...........................         --        650
   Impairment charge - goodwill .........................................        192        145
   Recognition of deferred rent subsidies ...............................       (306)      (280)
   Deferred income tax ..................................................        (71)        76
   Other ................................................................         --         44
Changes in operating assets and liabilities:
   Increase in patient accounts receivable ..............................     (2,631)    (2,734)
   (Increase) decrease in accounts receivable -- other ..................        287       (280)
   Decrease in other assets .............................................        103        303
   Increase in accounts payable and accrued expenses ....................      1,963      1,939
   Increase in other liabilities ........................................        614        335
                                                                             -------   --------
Net cash provided by operating activities ...............................     13,944     15,291
INVESTING ACTIVITIES
Purchase of fixed assets ................................................     (3,920)    (3,006)
Purchase of business ....................................................        (54)    (5,000)
Acquisitions of minority interests, included in goodwill ................     (1,207)    (1,319)
Purchase of marketable securities - available for sale ..................       (100)   (11,900)
Proceeds on sale of marketable securities - available for sale ..........      1,200      9,500
Proceeds on sale of fixed assets ........................................         38        201
                                                                             -------   --------
Net cash used in investing activities ...................................     (4,043)   (11,524)
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships ..     (3,521)    (4,186)
Repurchase of common stock ..............................................     (4,347)    (5,106)
Payment of notes payable ................................................       (203)      (111)
Excess tax benefit from stock options exercised .........................         73         --
Proceeds from exercise of stock options .................................         84      1,208
                                                                             -------   --------
Net cash used in financing activities ...................................     (7,914)    (8,195)
Net increase (decrease) in cash and cash equivalents ....................      1,987     (4,428)
Cash and cash equivalents - beginning of period .........................     12,352     19,353
                                                                             -------   --------
Cash and cash equivalents -- end of period ..............................    $14,339   $ 14,925
                                                                             =======   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Income taxes .........................................................    $ 3,143   $  3,756
   Interest .............................................................    $    30   $      9
Non-cash transactions during the period:
   Purchase of business - seller financing portion ......................    $    --   $    500

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (unaudited)

                                    COMMON STOCK    ADDITIONAL       APIC                    TREASURY STOCK        TOTAL
                                  ---------------     PAID-IN    EQUITY-BASED   RETAINED   -----------------   SHAREHOLDERS'
                                  SHARES   AMOUNT     CAPITAL    COMPENSATION   EARNINGS   SHARES    AMOUNT        EQUITY
                                  ------   ------   ----------   ------------   --------   ------   --------   -------------
Balance December 31, 2005 .....   13,645    $136      $35,037        $ --        $44,408   (1,810)  $(26,106)     $53,475
Proceeds from exercise of
   stock options ..............       21       1           83          --             --       --         --           84
Excess tax benefit from
   exercise of stock options ..       --      --           73          --             --       --         --           73
Issuance of restricted stock ..        1      --           16         (16)            --       --         --           --
Amortization of restricted
   stock ......................       --      --           --          16             --       --         --           16
Equity-based compensation
   expense ....................       --      --           --         721             --       --         --          721
Purchase of treasury stock ....       --      --           --          --             --     (305)    (4,347)      (4,347)
Net income ....................       --      --           --          --          4,192       --         --        4,192
                                  ------    ----      -------        ----        -------   ------   --------      -------
Balance, September 30, 2006 ...   13,667    $137      $35,209        $721        $48,600   (2,115)  $(30,453)     $54,214
                                  ======    ====      =======        ====        =======   ======   ========      =======

                 See notes to consolidated financial statements.

                  U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as "Clinic Partnership"). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as "Wholly-Owned Facilities").

We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. Through the third quarter of 2006, we have opened 27 clinics of which 18 were Clinic Partnerships and 9 were satellites. In 2007, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We also continue to evaluate acquisition opportunities.

During the nine months ended September 30, 2006, we closed 31 unprofitable clinics of which 28 were closed in the third quarter of 2006. In accordance with current accounting literature, the results of operations and closure costs for these clinics are presented in the consolidated statements of income, as "Discontinued Operations", net of the tax benefit. The closure costs and operating results of the three clinics closed in the first quarter were deemed immaterial and therefore not reported as discontinued operations in the first and second 2006 quarterly reports.

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2005.

SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $9.7 million and $5.4 million in highly liquid investments included in cash and cash equivalents at September 30, 2006 and December 31, 2005, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes this risk is not significant.

MARKETABLE SECURITIES

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of September 30, 2006 and December 31, 2005, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Since the fair value of the marketable securities - available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported. The Company held approximately $1.5 million and $2.7 million in highly liquid investments classified as marketable securities as of September 30, 2006 and December 31, 2005, respectively.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics on behalf of the Company. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill, if deemed appropriate, is assigned to the respective clinic or group of clinics. The evaluation of goodwill in the third quarter of 2006 did not result in any goodwill amounts that were deemed permanently impaired. During the nine months ended September 30, 2006, the Company wrote-off $192,000 in goodwill related to closed clinics.

MINORITY INTERESTS

In the majority of the Company's partnership agreements, the therapist partner begins with a 20% profit interest in his or her clinic partnership, which increases by 3% at the end of each year thereafter up to a maximum of 35%. Within the balance sheet and statement of net income, the Company has historically recorded therapist partners' profit interest in the clinic partnerships as minority interests in subsidiary limited partnerships. The Emerging Issues Task Force ("EITF") issued EITF 00-23, "Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44" ("EITF 00-23"), which provides specific accounting guidance relating to various incentive compensation issues. For partnerships formed after January 18, 2001, in situations where the therapist limited partner has minimal risk, EITF 00-23 requires the Company to expense as compensation rather than as a minority interest in earnings, the therapist partners' interest in profits. Moreover, EITF 00-23 requires that the Company expense as compensation rather than capitalizing as goodwill, the purchase of minority interests in the partnerships for clinic partnerships formed after January 18, 2001. For partnerships formed after January 18, 2001 in situations where the therapist limited partner has made a substantial investment and has more than inconsequential risk, the minority interest is reported in the minority interests in subsidiary limited partnerships line item.

The following table summarizes the minority interests in earnings of subsidiary limited partnerships and related compensation included in salaries and related costs (in thousands):

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------   -----------------
                                                          2006     2005       2006     2005
                                                         ------   ------     ------   ------
Partnerships formed after January 18, 2001 (1) .....     $  334   $  270     $  926   $  816
Partnerships formed prior to January 18, 2001 (2) ..      1,043    1,180      3,429    3,663
                                                         ------   ------     ------   ------
All partnerships ...................................     $1,377   $1,450     $4,355   $4,479
                                                         ======   ======     ======   ======

(1)  Expensed as salaries and related costs pursuant to EITF 00-23.

(2) Reported as minority interests in subsidiary limited partnerships in the statements of net income.

As of September 30, 2006 and December 31, 2005, undistributed minority interests related to certain partnerships formed after January 18, 2001 in the amount of $799,000 and $593,000, respectively, were classified as other long-term liabilities. The undistributed minority interests related to certain partnerships formed prior to January 18, 2001 are included in the line item in our balance sheets entitled "minority interest in subsidiary limited partnerships".

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

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company's financial statements as of September 30, 2006. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

CONTRACTUAL ALLOWANCES

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period's contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2006.

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

RECLASSIFICATIONS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reported for all periods presented the operating losses and closure costs related to the clinics closed in 2006. Therefore, prior period amounts have been reclassified to conform to the current year presentation. The closure costs and operating results of the three clinics closed in the first quarter were deemed immaterial and therefore not reported as discontinued operations in the first and second 2006 quarterly reports.

In addition, certain reclassifications have been made to prior period amounts to conform to current period presentation of auction rate securities as marketable securities rather than cash and cash equivalents in the consolidated balance sheet as of December 31, 2005. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 reflects the activity in the marketable securities - available for sale for such period. Since the fair value of the marketable securities - available for sale equals the cost basis, there is no effect on current assets, total assets, net income or comprehensive income.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first nine months of 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the three and nine months ended September 30, 2006 by $170,000, or $0.01 per diluted share, and $440,000, or $0.04 per diluted share, respectively.

The following table illustrates the effect on net income and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

                                                                THREE MONTHS    NINE MONTHS
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2005            2005
                                                               -------------   -------------
Actual net income ..........................................       $2,377          $7,169
   Deduct: Total stock based compensation expense determined
      under the fair value method, net of taxes ............          268             633
                                                                   ------          ------
Pro forma net income .......................................       $2,109          $6,536
                                                                   ======          ======
Earnings per share:
   Actual basic earnings per common share ..................       $ 0.20          $ 0.60
   Actual diluted earnings per common share ................       $ 0.20          $ 0.59
   Pro forma basic earnings per common share ...............       $ 0.18          $ 0.55
   Pro forma diluted earnings per common share .............       $ 0.17          $ 0.54

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

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the nine months ended September 30, 2006 and 2005:

                             2006   2005
                             ----   ----
Risk-free interest rates     4.28%  4.17%
Expected volatility          30.0%  54.2%
Expected life (in years)      n/a    5.5
Suboptimal exercise factor      3    n/a
Exit rate post-vesting       12.5%   n/a

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. Currently, the Company estimates the forfeiture rate to be 13%.

Stock option activity is summarized as follows:

                                                                              Weighted-
                                                                  Weighted     Average     Aggregate
                                                                   Average    Remaining    Intrinsic
                                    Number of                     Exercise   Contractual     Value
                                      Shares     Exercise Price     Price        Term        000's
                                    ---------   ---------------   --------   -----------   ---------
Outstanding at December 31, 2005    1,142,084    $2.81 - $18.98    $13.39
   Granted                              2,000        $19.29         19.29
   Exercised                          (20,680)   $3.04 - $16.34      4.00
   Cancelled                           (4,032)  $12.60 - $18.42     17.87
   Forfeited                          (37,350)  $12.60 - $18.98     13.87
                                    ---------
Outstanding at September 30, 2006   1,082,022    $2.81 - $19.29     13.54     7.30 Years      $--
                                    =========
Exercisable at September 30, 2006     663,762    $2.81 - $19.29     13.10     6.87 Years      $--
                                    =========

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, respectively, was $6.55 and $8.56, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $190,000 and $1.7 million, respectively.

A summary of the status of the nonvested shares as of September 30, 2006 and the changes during the nine months ended September 30, 2006, is presented below:

                                              Weighted-Average
                                  Number of      Grant-Date
                                    Shares       Fair Value
                                  ---------   ----------------
Nonvested at January 1, 2006       519,710          $8.43
Granted                              2,000           6.55
Vested                             (66,100)          7.74
Forfeited                          (37,350)          7.48
                                   -------
Nonvested at September 30, 2006    418,260           8.61
                                   =======

As of September 30, 2006, the future pre-tax expense of nonvested stock options is $2.5 million to be recognized in the remainder of 2006 through 2010.

As of September 30, 2006, a total of 217,099 shares remained available for grant under the Company's stock option plans.

In the second quarter of 2006, the Company granted 5,000 shares of restricted stock to an employee pursuant to its 2003 Stock Incentive Plan for $0.01 per share. The restricted stock was subject to continued employment by the employee and vested 1,000 shares on the date of grant and the remaining 4,000 shares were to vest in equal installments on the following four anniversaries of the date of grant. During the third quarter, the employee's employment terminated. A compensation expense for this grant of $16,000 was recognized based on the estimated fair value of $16.00 per share on the date of grant.

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

In June 2005, the EITF issued EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on our consolidated statement of net income or consolidated balance sheet in the reporting period in which adopted or for those periods following adoption.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this statement on the Company. Management does not believe that the adoption of FIN 48 will have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157") which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP"). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108, which becomes effective beginning on January 1, 2007, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management is currently evaluating the impact of adopting SAB 108. Management does not believe that the adoption of SAB 108 will have a material impact on its financial statements.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                    -----------------------   -----------------------
                                                       2006         2005         2006         2005
                                                    ----------   ----------   ----------   ----------
                                                          (UNAUDITED)               (UNAUDITED)
Numerator:
   Net income from continuing operations            $    1,884   $    2,592   $    6,126   $    7,363
   Net loss from discontinued operations                (1,332)        (215)      (1,934)        (194)
                                                    ----------   ----------   ----------   ----------
   Net income                                       $      552   $    2,377   $    4,192   $    7,169
                                                    ----------   ----------   ----------   ----------
Denominator:
   Denominator for basic earnings per share ---
      weighted-average shares                           11,675       11,982       11,750       11,953
   Effect of dilutive securities:
   Stock options                                           126          158          151          151
                                                    ----------   ----------   ----------   ----------
   Denominator for diluted earnings per share ---
      adjusted weighted-average shares and
      assumed conversions                               11,801       12,140       11,901       12,104
                                                    ==========   ==========   ==========   ==========
Earnings per share:
   Basic - income from continuing operations        $     0.16   $     0.21   $     0.52   $     0.62
   Basic - loss from discontinued operations             (0.11)       (0.01)       (0.16)       (0.02)
                                                    ----------   ----------   ----------   ----------
      Total basic earnings per share                $     0.05   $     0.20   $     0.36   $     0.60
                                                    ==========   ==========   ==========   ==========
   Diluted - income from continuing operations      $     0.16   $     0.21   $     0.51   $     0.61
   Diluted - loss from discontinued operations           (0.11)       (0.01)       (0.16)       (0.02)
                                                    ----------   ----------   ----------   ----------
      Total diluted earnings per share              $     0.05   $     0.20   $     0.35   $     0.59
                                                    ==========   ==========   ==========   ==========

Options to purchase 252,000 and 0 shares for the three months ended September 30, 2006 and September 30, 2005, respectively, and 173,000 and 127,000 shares for the nine months ended September 30, 2006 and September 30, 2005, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options' exercise prices were greater than the average market price of the common shares during the periods.

3. PURCHASE OF COMMON STOCK

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of September 30, 2006, there were approximately 150,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended September 30, 2006, the Company purchased 173,734 shares of its common stock on the open market for $2.3 million. During the nine months ended September 30, 2006, the Company purchased 304,952 shares of its common stock on the open market for $4.3 million.

4. ACQUISITIONS

ACQUISITION OF BUSINESSES

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey ("Hamilton Acquisition"). The Company acquired a 75% interest with existing partners retaining a 25% interest. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill. In July 2006, the Company paid additional consideration of $90,000 which increased goodwill.

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

The acquisitions resulted in approximately $7.0 million of goodwill (inclusive of the additional consideration paid in July 2006) which is deductible for tax purposes. Other assets related to the acquisitions included accounts receivable valued at $214,000, furniture and equipment valued at $235,000 and non-competition agreements valued at $171,000 which is being amortized over five years (of which approximately $41,000 had been amortized at September 30, 2006). The Company also assumed certain employee benefits of approximately $287,000 and recorded minority interests in subsidiary limited partnerships of approximately $73,000.

The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the acquisitions.

Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

ACQUISITIONS OF MINORITY INTERESTS

During the second quarter of 2006, the Company purchased the 35% minority interest in a limited partnership for $298,000 and during the first quarter of 2006, the Company purchased the 35% minority interest in a limited partnership for $800,000.

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

On June 1, 2002, the Company purchased the 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Based on the clinic's performance, the Company paid additional consideration of $31,000, $41,000, $32,360 and $18,000 in August 2003, 2004, 2005 and 2006, respectively. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000 in a note payable from future profits of the partnership. The Company discounted the note receivable by 50% and is recognizing gain on the sale as payments are made.

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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

                                       NINE MONTHS ENDED
                                      SEPTEMBER 30, 2006
                                      -------------------
Beginning balance                           $ 14,339
Goodwill acquired during the period            1,243
Goodwill written off                            (192)
Adjustment to purchase price                      54
                                            --------
Ending balance                              $ 15,444
                                            ========

In connection with the closure of facilities, the Company wrote-off $192,000 of goodwill during the nine months ended September 30, 2006, which is included in the statement of income for such period in the line item - loss from discontinued operations.

5. CLOSURE COSTS AND DISCONTINUED OPERATIONS

After a thorough review of the Company's clinics, management decided to close 28 unprofitable clinics in the third quarter of 2006. Previously, during the second quarter of 2006, three clinics were closed. The operating results of these 31 locations have been reported as discontinued operations for all periods presented as required by SFAS 144. The following are the net revenues and pre-tax losses reported for these locations (in thousands):

               THREE MONTHS ENDED   NINE MONTHS ENDED
                  SEPTEMBER 30,       SEPTEMBER 30,
               ------------------   -----------------
                  2006     2005       2006     2005
                -------   ------    -------   ------
Net revenues    $   580   $1,256    $ 2,748   $4,481
Pre-tax loss    $(2,105)  $ (342)   $(3,056)  $ (308)

The pre-tax loss for the quarter and nine months ended September 30, 2006 included $1.7 million and $1.9 million in costs associated with the closure of these facilities. The $1.7 million in closure costs for the quarter include $1.1 million for lease commitments, $0.4 million for write-off of leasehold improvements and other assets, $0.1 million for write-off of goodwill and $0.1 million for severance. The $1.9 million in closure costs for the nine months include $1.2 million for lease commitments, $0.4 million for write-off of leasehold improvements and other assets, $0.2 million for write-off of goodwill and $0.1 million for severance.

In addition, during 2005, management closed nine clinics, of which eight were closed in the fourth quarter of 2005. The operating results of these nine locations were not material to the operations of the Company and therefore the operating results of these clinics were not reclassified and reported as discontinued operations.

The accrual balance, which consisted of lease commitments for the closed clinics at December 31, 2005, and the accrual balance and activity for the nine months ended September 30, 2006 are as follows (in thousands):

                         DEC 31,                          SEPTEMBER 30,
                           2005                               2006
TYPE OF COST             BALANCE   ADDITIONS   ACTIVITY      BALANCE
------------             -------   ---------   --------   -------------
Lease commitments          $278      $1,243     $(351)        $1,170
Leasehold improvements       --         366      (366)            --
Goodwill                     --         192      (192)
Severance                    --          80       (80)            --
                           ----      ------     -----         ------
                           $278      $1,881     $(989)        $1,170
                           ====      ======     =====         ======

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements. At September 30, 2006, $244,000 of the accrual balance was classified as long-term and is included in the balance sheet line item - Other Long-Term Liabilities.

The cash flow impact of these 31 clinics is deemed immaterial for the consolidated statements of cash flows.

6. NOTES PAYABLE

Notes payable as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2006           2005
                                                                         -------------   ------------
Promissory note payable in quarterly principal installments of $41,667 plus accrued interest through May 18, 2008, interest accrues
   at 6% per annum                                                           $ 292          $ 417
Promissory note payable in quarterly principal installments of $25,809 plus accrued interest through December 19, 2008, interest accrues
   at 5.75% per annum                                                          232            310
                                                                             -----          -----
                                                                               524            727
Less current portion                                                          (244)          (244)
                                                                             -----          -----
                                                                             $ 280          $ 483
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

OUR BUSINESS

We operate outpatient physical and occupational therapy clinics that provide preventive, curative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At September 30, 2006, we operated 282 outpatient physical and occupational therapy clinics in 40 states. The average age of our clinics at September 30, 2006 was 5.2 years. We have developed 271 of the clinics and acquired 11. To date, we have sold six clinics, closed 74 facilities and consolidated four clinics with other existing clinics. During the first nine months of 2006, we added 27 new clinics and closed 31 unprofitable clinics, including 28 in the third quarter. Refer to the discussion of "Discontinued Operations" below.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with four third-party facilities under management as of September 30, 2006.

SELECTED OPERATING AND FINANCIAL DATA

During the nine months ended September 30, 2006, we closed 31 unprofitable clinics of which 28 were closed in the third quarter. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics are presented as discontinued operations for all periods presented, net of the tax benefit. The following table and discussion relates to continuing operations unless otherwise noted. Mature Clinics in the following discussion relates to clinics opened or acquired before October 1, 2005 and not closed in 2006.

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

                                                 FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                 --------------------   ---------------------
                                                   2006       2005         2006        2005
                                                 --------   --------    ----------   --------
Number of clinics                                     282        251           282        251
Working days                                           63         64           191        192
Average visits per day per clinic                    19.5       21.1          20.1       20.6
Total patient visits                              341,000    335,000     1,031,000    957,000
Net patient revenue per visit                    $  96.40   $  96.76    $    96.93   $  96.70
Statements of operations per visit:
   Net revenues                                  $  97.33   $  98.34    $    98.38   $  98.33
   Salaries and related costs                      (51.37)    (49.89)       (51.34)    (49.14)
   Rent,  clinic  supplies,  contract  labor
      and other                                    (20.39)    (19.14)       (20.05)    (19.32)
   Provision for doubtful accounts                  (1.74)     (1.07)        (1.52)     (1.00)
                                                 --------   --------    ----------   --------
      Contribution from clinics                     23.83      28.24         25.47      28.87
   Corporate office costs                          (12.13)    (12.17)       (12.74)    (12.82)
                                                 --------   --------    ----------   --------
   Operating income from continuing operations   $  11.70   $  16.07    $    12.73   $  16.05
                                                 ========   ========    ==========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

     - Net revenues increased to $33.2 million for the three months ended September 30, 2006 ("2006 Third Quarter") from $33.0 million for the three months ended September 30, 2005 ("2005 Third Quarter") due to a 1.9% increase in patient visits from 335,000 to 341,000 which was partially offset by a $0.36 decrease from $96.76 to $96.40 in net patient revenue per visit. The 2006 Third Quarter included 63 working days versus 64 for the 2005 Third Quarter. The adjusted net revenues and visits for the 2005 Third Quarter on a 63 working day basis is $32.4 million and 329,000, respectively. On an adjusted working days basis, net revenues increased 2.4%.

     - Net income (inclusive of discontinued operations) was $0.05 per diluted share for the 2006 Third Quarter as compared to $0.20 for the 2005 Third Quarter. Net income (inclusive of discontinued operations) for the 2006 Third Quarter was $0.6 million versus $2.4 million for the same period last year. The 2006 Third Quarter includes a loss from discontinued operations of $1.3 million, or $0.11 per diluted share versus $0.2 million, or $0.01 per diluted share for the 2005 Third Quarter. Total diluted shares were 11.8 million for the 2006 Third Quarter and 12.1 million for the 2005 Third Quarter.

     - During the 2006 Third Quarter, the Company closed 28 clinics incurring a $1.7 million pre-tax charge. The net operating loss for those clinics and three closed earlier in the year was $426,000 pre-tax.

NET PATIENT REVENUES

     - Net patient revenues increased to $32.9 million for the 2006 Third Quarter from $32.4 million for the 2005 Third Quarter, an increase of $0.5 million, or 1.5%, due to a 1.9% increase in patient visits to 341,000 which was offset partially by a $0.36 decrease in net patient revenues per visit to $96.40 from 96.76. On an adjusted working days basis (63 working days), net patient revenues for the 2005 Third Quarter was $31.9 million. On an adjusted working days basis, the 2006 Third Quarter net patient revenues increased 3.1% as compared to the 2005 Third Quarter.

     - Total patient visits increased 6,000 or 1.9%, to 341,000 for the 2006 Third Quarter from 335,000 for the 2005 Third Quarter. The growth in visits was attributable to an increase of approximately 24,000 visits in clinics opened or acquired between October 1, 2005 and September 30, 2006 (the "New Clinics") offset by a decrease of 18,000 for Mature Clinics.

     - Net patient revenues from New Clinics increased approximately $2.3 million of which $277,000 related to the two clinics acquired in December 2005. The offsetting decrease of $1.8 million in net patient revenues was from Mature Clinics. Of the $1.8 million decrease, a $0.4 million increase related to clinics opened or acquired between January 1, 2004 and September 30, 2005 (excluding those clinics closed in
          2006) and a $2.2 million decrease related to clinics opened prior to January 1, 2004 (excluding those clinics closed in 2006).

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

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 75.5% for the 2006 Third Quarter and 71.3% for the 2005 Third Quarter.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $17.5 million for the 2006 Third Quarter from $16.7 million for the 2005 Third Quarter, an increase of $0.8 million, or 4.9%. Of the $0.8 million increase, a $1.4 million increase was incurred at the New Clinics which was offset by a decrease of $0.6 million at the Mature Clinics. Salaries and related costs as a percent of net revenues increased to 52.8% for the 2006 Third Quarter compared to 50.7% for the 2005 Third Quarter.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES, CONTRACT LABOR AND OTHER

          Rent, clinic supplies, contract labor and other increased to $7.0 million for the 2006 Third Quarter from $6.4 million for the 2005 Third Quarter, an increase of $0.6 million, or 8.5%. Approximately $0.8 million was incurred at the New Clinics and a decrease of $0.2 million was acheived at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 21.0% for the 2006 Third Quarter and 19.5% for the 2005 Third Quarter.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $0.6 million for the 2006 Third Quarter from $0.4 million for the 2005 Third Quarter, an increase of $0.2 million or 65.8%. The provision for doubtful accounts as a percent of net patient revenues was 1.8% for the 2006 Third Quarter and 1.1% for the 2005 Third Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 6.8% at September 30, 2006, as compared to 7.6% at December 31, 2005. Our percentage of gross receivables outstanding 120 days or longer decreased from 26.7% of total outstanding receivables at December 31, 2005 to 25.9% at September 30, 2006.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were essentially flat for the two periods at $4.1 million or 12.5% of net revenue. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not restated to reflect the impact of adopting the new standard. The 2006 Third Quarter corporate office costs include $273,000 of equity compensation for stock options. After adjusting for stock-based compensation expense, corporate office costs would have been 11.6% of net revenue for the 2006 Third Quarter.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased $0.2 million to $1.0 million for the 2006 Third Quarter from $1.2 million for the 2005 Third Quarter. Minority interest as a percentage of operating income before corporate office costs remained relatively flat between the two periods.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $1.2 million for the 2006 Third Quarter from $1.7 million for the 2005 Third Quarter, a decrease of approximately $0.5 million, or 30.4% as a result of lower pre-tax income. During the 2006 Third Quarter, we accrued state and federal income taxes at an effective tax rate of 38.2% versus 39.2% for the 2005 Third Quarter.

LOSS FROM DISCONTINUED OPERATIONS

During the 2006 Third Quarter, the Company closed 28 clinics and incurred a loss from discontinued operations of $1.3 million net of tax benefit. The loss includes a charge of $1.7 million related to clinic closure costs and $0.4 million for operating losses incurred at these 28 clinics and for three other clinics closed earlier in 2006, net of a tax benefit of $0.8 million. Clinic closure costs include $1.1 million for lease commitments, $0.4 million for write-off of leasehold improvements and other assets, $0.1 million for write-off of goodwill and $0.1 million for severance. The 2005 Third Quarter includes a loss from discontinued operations of $0.2 million net of tax benefit related to the operating losses of these 31 clinics.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     - Net revenues rose 7.7% to $101.4 million for the nine months ended September 30, 2006 ("2006 Nine Months") from $94.1 million for the nine months ended September 30, 2005 ("2005 Nine Months") due to an 7.7% increase in patient visits from 957,000 to 1,031,000 combined with a $0.23 increase from $96.70 to $96.93 in net patient revenue per visit. The 2006 Nine Months included 191 working days versus 192 for the 2005 Nine Months. The adjusted net revenue and visits for the 2005 Nine Months on an 191 working day basis is $93.7 million and 952,000, respectively. On an adjusted working day basis, net revenues increased 8.3%.

     - Net income (inclusive of discontinued operations) was $0.35 per diluted share for the 2006 Nine Months as compared to $0.59 for the 2005 Nine Months. Net income (inclusive of discontinued operations) for the 2006 Nine Months was $4.2 million versus $7.2 million for the same period last year. The 2006 Nine Months includes a loss from discontinued operations of $1.9 million, or $0.16 per diluted share versus $0.2 million, or $0.02 per diluted share for the 2005 Nine Months. Total diluted shares were 11.9 million for the 2006 Nine Months and 12.1 million for the 2005 Nine Months.

     - During the 2006 Nine Months, the Company closed 31 clinics incurring a $1.9 million pre-tax charge. The net operating loss for those clinics was $1.2 million pre-tax.

NET PATIENT REVENUES

     - Net patient revenues increased to $99.9 million for the 2006 Nine Months from $92.6 million for the 2005 Nine Months, an increase of $7.3 million, or 7.9%, due to an 7.7% increase in patient visits to 1,031,000 and a $0.23 increase in net patient revenues per visit to $96.93 from $96.70. On an adjusted working days basis (191 working days), net patient revenues for the 2005 Nine Months was $92.1 million. On an adjusted working days basis, the 2006 Nine Months net patient revenues increased 8.5% as compared to the 2005 Nine Months.

     - Total patient visits increased 74,000 or 7.7%, to 1,031,000 for the 2006 Nine Months from 957,000 for the 2005 Nine Months. The growth in visits was attributable to an increase of approximately 54,000 visits or 5.6% in New Clinics together with an increase of 20,000 visits or 2.1% in Mature Clinics.

     - Net patient revenues from New Clinics accounted for approximately 75.0% of the total increase, or approximately $5.5 million, of which $1.1 million related to the two clinics acquired in December 2005. The remaining increase of $1.8 million in net patient revenues was from Mature Clinics. Of this $1.8 million increase, a $4.1 million increase related to clinics opened between January 1, 2004 and June 30, 2005 (excluding those clinics closed in 2006), a $2.0 million increase related to three clinics acquired in May 2005 and a $4.3 million decrease related to clinics opened prior to January 1, 2004 (excluding those clinics closed in 2006).

CLINIC OPERATING COSTS

Clinic operating costs as a percent of net revenues were 74.1% for the 2006 Nine Months and 70.6% for the 2005 Nine Months.

     CLINIC OPERATING COSTS - SALARIES AND RELATED COSTS

          Salaries and related costs increased to $52.9 million for the 2006 Nine Months from $47.0 million for the 2005 Nine Months, an increase of $5.9 million, or 12.5%. Of the $5.9 million increase, $3.2 million was incurred at the New Clinics and $2.7 million at the Mature Clinics due to rising salary costs. Salaries and related costs as a percent of net revenues increased to 52.2% for the 2006 Nine Months compared to 50.0% for the 2005 Nine Months. Significant demand for physical therapists coupled with a limited supply of licensed clinicians has resulted in an increase in salary costs.

     CLINIC OPERATING COSTS - RENT, CLINIC SUPPLIES, CONTRACT LABOR AND OTHER

          Rent, clinic supplies, contract labor and other increased to $20.7 million for the 2006 Nine Months from $18.5 million for the 2005 Nine Months, an increase of $2.2 million, or 11.7%. Approximately $2.1 million was incurred at the New Clinics and $0.1 million was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 20.4% for the 2006 Nine Months compared to 19.6% for the 2005 Nine Months.

     CLINIC OPERATING COSTS - PROVISION FOR DOUBTFUL ACCOUNTS

          The provision for doubtful accounts increased to $1.6 million for the 2006 Nine Months from $1.0 million for the 2005 Nine Months, an increase of $0.6 million or 63.3%. The provision for doubtful accounts as a percent of net patient revenues was 1.6% for the 2006 Nine Months and 1.0% for the 2005 Nine Months. Our allowance for bad debts as a percent of total patient accounts receivable was 6.8% at September 30, 2006, as compared to 7.6% at December 31, 2005. Our percentage of gross receivables outstanding 120 days or longer was reduced from 26.7% of total outstanding receivables at December 31, 2005 to 25.9% at September 30, 2006.

CORPORATE OFFICE COSTS

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, increased to $13.1 million for the 2006 Nine Months from $12.3 million for the 2005 Nine Months, an increase of $0.8 million, or 7.1%. Corporate office costs increased primarily as a result of a non-cash charge of $0.7 million related to stock-based compensation expense. Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not restated to reflect the impact of adopting the new standard. Corporate office costs as a percent of revenues remained at 13.0% for the 2006 Nine Months and 2005 Nine Months. After adjusting for stock-based compensation expense, corporate office costs would have been 12.2% of revenues for the 2006 Nine Months.

MINORITY INTERESTS IN EARNINGS OF SUBSIDIARY LIMITED PARTNERSHIPS

Minority interests in earnings of subsidiary limited partnerships decreased $0.2 million to $3.4 million for the 2006 Nine Months from $3.6 million for the 2005 Nine Months. Minority interest as a percentage of operating income before corporate office costs remained relatively consistent between the 2006 Nine Months and the 2005 Nine Months.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased to $3.8 million for the 2006 Nine Months from $4.6 million for the 2005 Nine Months, a decrease of approximately $0.8 million, or 17.2% as a result of lower pre-tax income. During the 2006 Nine Months, we accrued state and federal income taxes at an effective tax rate of 38.3% versus 38.4% for the 2005 Nine Months.

LOSS FROM DISCONTINUED OPERATIONS

During the 2006 Nine Months, the Company closed 31 clinics and incurred a loss from discontinued operations of $1.9 million net of tax benefit. The loss includes a charge of $1.9 million related to clinic closure costs and $1.2 million for operating losses incurred at these clinics, net of a tax benefit of $1.1 million. Clinic closure costs include $1.2 million for lease commitments, $0.4 million for write-off of leasehold improvements and other assets, $0.2 million for write-off of goodwill and $0.1 million for severance. The 2005 Nine Months includes a loss from discontinued operations of $0.2 million net of tax benefit related to the operating losses of these 31 clinics.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating enough cash flow from operating activities to allow us to meet our normal short-term and long-term cash requirements. At September 30, 2006, we had $15.9 million in cash and cash equivalents and marketable securities - available for sale ("Cash Equivalents Available") compared to $15.0 million at December 31, 2005. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our Cash Equivalents Available are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least September 2007. Included in cash and cash equivalents at September 30, 2006 were $4.3 million in a money market fund and $7.0 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

Cash Equivalents Available increased $0.9 million from December 31, 2005 to September 30, 2006 due primarily to cash provided by operating activities of $13.9 million, offset by $3.9 million used for the purchase of fixed assets, $4.3 million used for the repurchase of the Company's common stock, $3.5 million used for distributions to minority investors in subsidiary limited partnerships and $1.2 million used for the purchase of minority interests.

At September 30, 2006, we had $0.9 million in accrued expenses related to lease commitments for closed clinics. This amount will be paid over the next twelve months.

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

Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash, notes or common stock. We believe that existing funds and the availability of funds under the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least September 2007.

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

In September 2001, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of September 30, 2006, there were approximately 150,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the quarter ended September 30, 2006, the Company purchased 173,734 shares of its common stock on the open market for $2.3 million. During the nine months ended September 30, 2006, the Company purchased 304,952 shares of its common stock on the open market for $4.3 million.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of September 30, 2006, we had 282 clinics in operation, 27 of which were opened in the first nine months of 2006. We expect to incur initial operating losses from new clinics opened in 2006. Generally, we experience losses during the initial period of a new clinic's operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two years following the first anniversary of a clinic opening. Based on the historical performance of our newer clinics, generally the clinics opened in 2006 would favorably impact our results of operations beginning in 2007.

Medicare Reimbursement Changes

In November 2006, The Centers for Medicare and Medicaid Services (CMS) released the final rule regarding Revisions to Payment Policies Under the Physician Fee Schedule for calendar year 2007. The rule is projected to result in a 10% reduction in reimbursement for outpatient physical and occupational therapy provided to Medicare and Medicaid patients. The rule also provides for a $1,780 therapy reimbursement cap per Medicare or Medicaid patient for 2007 with no exception process. The fee schedule will be published in the December 1, 2006 Federal Register and will take effect January 1, 2007.

Through the first three quarters of 2006, Medicare and Medicaid reimbursement accounted for 19% of the Company's billed services or approximately $19.0 million of net patient revenue from continuing operations. Using that interim figure, then on an annualized basis a corresponding 10% reduction to the Company in Medicare and Medicaid payments could result in a more than $2.5 million reduction in revenue unless Congress were to change the fee schedule and exception process or unless the Company were to be successful in offsetting the Medicare and Medicaid reduction through expansion of its business with other reimbursement sources.

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as "believes", "expects", "intends", "plans", "appear", "should" and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

     -    revenue and earnings expectations;

     - general economic, business, and regulatory conditions including federal and state regulations;

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

The risk factor presented below updates and replaces a risk factor disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and should be considered in addition to the risk factors disclosed in that Annual Report. There have been no other material changes to the Company's risk factors as set forth in "Item 1A. Risk Factors," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

WE DEPEND UPON REIMBURSEMENT BY THIRD-PARTY PAYORS.

Substantially all of our revenues are derived from private and governmental third-party payors. In 2005, approximately 78% of our revenues were derived from managed care plans, commercial health insurers, workers' compensation payors, and other private pay revenue sources and approximately 22% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect financial results.

Reimbursement rates for outpatient therapy services provided to Medicare beneficiaries are established pursuant to a fee schedule published by the Department of Health and Human Services ("HHS"). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy to any one patient was initially limited to $1,500, subject to annual adjustment (the "Medicare Limit"). For purposes of the Medicare Limit, the aggregate charges for outpatient physical therapy and speech language pathology incurred by one beneficiary cannot exceed the Medicare Limit. After a three-year moratorium, the Medicare Limit on therapy services was initially implemented for services rendered on or after September 1, 2003. The Medicare Limit for fiscal year 2003 was adjusted up to $1,590 (the "Adjusted Medicare Limit"). Effective December 8, 2003, a second moratorium was placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company's therapists will be subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps would not apply. The Medicare Limit for 2006 is $1,740 subject to an exception policy created by CMS, as more fully defined in the February 15, 2006 Medicare Fact Sheet. In summary, the exception process allows for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualifies for an automatic exception to the therapy caps, if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment is medically necessary. The exception process further provides that manual exceptions may be granted if the condition or complexity does not allow for an automatic exception, but is believed to require medically necessary services. In the absence of an exemption, patients who are impacted by the cap may choose to pay out of their own pockets for services in excess of the cap. The cap has resulted in some lost revenues to the Company and has had an adverse impact on net income year-to-date in 2006. For a further description of this and other laws and regulations involving governmental reimbursements, see "Business - Sources of Revenue
" and "-- Regulation and Healthcare Reform" in Item 1 of the
Company's Annual Report on Form 10-K for the fiscal year ended December 31,
2005.

In November 2006, The Centers for Medicare and Medicaid Services (CMS) released the final rule regarding Revisions to Payment Policies Under the Physician Fee Schedule for calendar year 2007. The rule is projected to result in a 10% reduction in reimbursement for outpatient physical and occupational therapy provided to Medicare and Medicaid patients. The rule also provides for a $1,780 therapy reimbursement cap per Medicare or Medicaid patient for 2007 with no exception process. The fee schedule will be published in the December 1, 2006 Federal Register and will take effect January 1, 2007.

Through the first three quarters of 2006, Medicare and Medicaid reimbursement accounted for 19% of the Company's billed services or approximately $19.0 million of net patient revenue from continuing operations. Using that interim figure, then on an annualized basis a corresponding 10% reduction to the Company in Medicare and Medicaid payments could result in a more than $2.5 million reduction in revenue unless Congress were to change the fee schedule and exception process or unless the Company were to be successful in offsetting the Medicare and Medicaid reduction through expansion of its business with other reimbursement sources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information regarding shares of the Company's common stock repurchased by the Company during the quarter ended September 30, 2006.

                                                                  TOTAL NUMBER OF       MAXIMUM NUMBER
                                                                SHARES PURCHASED AS   OF SHARES THAT MAY
                                                                  PART OF PUBLICLY     YET BE PURCHASED
                             TOTAL NUMBER OF    AVERAGE PRICE    ANNOUNCED PLANS OR   UNDER THE PLANS OR
          PERIOD            SHARES PURCHASED   PAID PER SHARE       PROGRAMS(1)           PROGRAMS(1)
          ------            ----------------   --------------   -------------------   ------------------
July 1, 2006 through
   July 31, 2006                      --           $   --                  --               323,697
August 1, 2006 through
   August 31, 2006                34,192            14.91              34,192               289,505
September 1, 2006 through
   September 30, 2006            139,542           $12.59             139,542               149,963
                                 -------           ------             -------               -------
Total                            173,734           $13.05             173,734               149,963
                                 =======           ======             =======               =======

(1) In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company's outstanding common stock. As of September 30, 2006, there were approximately 150,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company's cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. All shares of common stock repurchased by the Company during the quarter ended September 30, 2006 were purchased under these programs.

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

                                        U.S. PHYSICAL THERAPY, INC.


Date: November 8, 2006                  By: /s/ LAWRANCE W. MCAFEE
                                            ------------------------------------
                                            Lawrance W. McAfee
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            principal financial and accounting
                                            officer)

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