Form 10-K
period 2006-12-31
U S PHYSICAL THERAPY INC /NV
filed 2007-03-16
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2006 was $92,558,955 based on the closing sale price reported on the Nasdaq National Market for the registrant’s common stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2007, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,530,112.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	revenue and earnings expectations;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	future acquisitions; and

•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through our subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all our subsidiaries.

At December 31, 2006, we operated 292 outpatient physical and occupational therapy clinics in 41 states. There were 198 clinics operated under Clinic Partnerships and 94 Wholly-Owned Facilities. Our strategy is to develop outpatient clinics on a national basis. The average age of the 292 clinics in operation at December 31, 2006 was 5.3 years. We developed 273 of the clinics and acquired 19. Our highest concentration of clinics are in the following states — Texas, Michigan, Oklahoma, Virginia, Wisconsin, Maine, Florida, Indiana, New Jersey and Ohio. In addition to our owned clinics, at December 31, 2006, we also managed four physical therapy practices for third parties, including physicians.

We continue to seek to attract physical and occupational therapists who have established relationships with physicians and other referral services by offering therapists a competitive salary, a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2006, we opened 30 clinics of which 20 were new Clinic Partnerships and 10 were satellites. In the fourth quarter of 2006, we acquired a practice in Arizona which included 8 clinic locations. In 2007, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. In addition, we will evaluate acquisition opportunities.

During 2006, we closed 31 unprofitable clinics of which 28 were closed in the third quarter and three in the first half of 2006, and we sold one clinic in the fourth quarter of 2006. In accordance with current accounting literature, for all periods presented, the results of operations and closure costs for these clinics are presented in the consolidated statements of income as “Discontinued Operations”, net of the tax benefit.

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

The Company was re-incorporated in April 1992 under the laws of the State of Nevada and has operating subsidiaries organized in various states in the form of limited partnerships and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our website is www.usph.com.

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. The therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Increasingly, we also develop satellite clinic facilities of existing clinics; whereby, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2006, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our clinics, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships, the managing therapist of each clinic owns the remaining limited partnership interests in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% distribution interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum distribution interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term ranging from one to three years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for one or two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by his or her Clinic Partnership. In the case of Clinic Partnerships, the therapist partner receives earnings distributions. Upon termination of employment, the Company typically has the right, but is not obligated, to purchase the therapists’ partnership interests in Clinic Partnerships.

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

We provide services at our clinics on an outpatient basis. Patients are usually treated for approximately one hour per day, two to three times a week, typically for two to six weeks. We generally charge for treatment on a per procedure basis. Medicare patients are charged based on prescribed time increments and Medicare billing standards. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing our existing services in the most efficient manner.

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

The following table shows our payor mix for the years ended:

	December 31, 2006		December 31, 2005		December 31, 2004
Payor	Visits	Percentage	Visits	Percentage	Visits	Percentage

Managed Care Program	447,021	32.4%	397,600	30.9%	345,283	30.3%
Commercial Health Insurance	388,474	28.2%	354,032	27.5%	316,566	27.7%
Medicare/Medicaid	294,514	21.3%	299,806	23.3%	256,550	22.5%
Workers’ Compensation Insurance	199,663	14.5%	187,211	14.5%	173,673	15.2%
Other	49,378	3.6%	48,159	3.8%	49,022	4.3%

Total	1,379,050	100.0%	1,286,808	100.0%	1,141,094	100.0%

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

During the year ended December 31, 2006, approximately 21% of our visits were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. However, we cannot assure you that newly developed clinics will be successful in becoming certified as Medicare providers.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient was initially limited to $1,500 (the “Medicare Cap or Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists were subject to the cap, except to the extent these services were rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps did not apply. The Adjusted Medicare Limit for 2006 was $1,740.

In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications (as more fully defined in the February 15, 2006 Medicare Fact Sheet). The exception process allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualified for an automatic exception to the Medicare Cap if the condition or complexity had a direct and significant impact on the course of therapy being provided and the additional treatment was medically necessary. The exception process further provided that manual exceptions could be granted if the condition or complexity did not allow for an automatic exception, but was believed to require medically necessary services. The exceptions provision adopted as part of the DRA expired on December 31, 2006.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extends the Medicare Cap exceptions process for 2007. As a result, the Medicare Cap continues to apply in 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Thus, as of January 1, 2007, all services that require exceptions to the Medicare Cap are processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remains the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lost revenues to the Company.

Medicare regulations require that a physician certify the need for therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

Medicaid is not, nor is it expected to be, a material payor for us constituting less than 1% of historical revenue.

REGULATION AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). None of the states in which we currently operate require obtaining certificates of need for the conduct of our current business functions. Our therapists and/or clinics, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

Regulations Controlling Fraud and Abuse.  Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. §1320a-7b[b]) (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements of which the Company is a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse law, which may be more restrictive than the Fraud and Abuse Law.

In 1991, the Office of the Inspector General (“OIG”) of the HHS issued regulations describing compensation financial arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny under a “facts and circumstances” test.

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

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. §1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits any party from billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

COMPETITION

The healthcare industry including the physical and occupational therapy businesses are highly competitive and undergo continual changes in the manner in which services are delivered and providers are selected. Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete, directly or indirectly, with the physical and occupational therapy departments of acute care hospitals, physician-owned therapy clinics, other private therapy clinics and chiropractors. We may face more intense competition as consolidation of the therapy industry continues.

We believe that our strategy of providing key therapists in a community with an opportunity to participate in ownership or clinic profitability provides us with a competitive advantage by helping to ensure the commitment of local management to the success of the clinic.

We also believe that our competitive position is enhanced by our strategy of locating our clinics, when possible, on the ground floor of office buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. We offer convenient hours. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Finally, we believe that we can generally provide services at a lower cost than hospitals due to their higher overhead.

COMPLIANCE PROGRAM

Our Compliance Program.  The ongoing success of our Company depends upon our reputation for quality service and ethical business practices. Our Company operates in a highly regulated environment with many federal, state and local laws and regulations. We take a proactive interest in understanding and complying with the laws and regulations that apply to our business.

Our Board of Directors (the “Board”) has adopted a Code of Business Conduct and Ethics to clarify the ethical standards under which the Board and management carry out their duties. In addition, the Board has created a Corporate Compliance Sub-Committee of the Board’s Audit Committee (“Compliance Committee”) whose purpose is to assist the Board and its Audit Committee (“Audit Committee”) in discharging their oversight responsibilities with respect to compliance with federal and state laws and regulations relating to healthcare.

We have issued an Ethics and Compliance Manual, created a compliance DVD/video and an on-line testing program. These tools were prepared to ensure that each clinic as well as every employee of our Company and our subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who reports to the Chairman of the Compliance Committee and has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

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

In addition, management has appointed a team to address our Company’s compliance with HIPAA. The HIPAA team consists of a security officer and employees from our legal, information systems, finance, operations, compliance, business services and human resources departments. The team prepares assessments and makes recommendations regarding operational changes and/or new systems, if needed, to comply with HIPAA.

Each clinic certified as a Medicare Rehabilitation Agency has a formally appointed governing body composed of a member of management of the Company and the director/administrator of the clinic. The governing body retains legal responsibility for the overall conduct of the clinic. The members confer regularly and discuss, among other issues, clinic compliance with applicable laws and regulations.

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

Educating Our Employees.  We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible to conduct the initial training sessions on compliance with existing employees. Training is based on our Ethics and Compliance Manual and compliance DVD/video. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

When a clinic opens, the CO sends a package of compliance materials containing manuals and detailed instructions for meeting Medicare Rehabilitation Agency (if applicable) and other compliance requirements. During follow up telephone training with the director/administrator of the clinic, the CO explains various details regarding requirements and compliance standards. The CO and the compliance staff will remain in contact with the director/administrator while the clinic is implementing compliance standards and to provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance including guidance to the clinic in Medicare certifications, state survey requirements and responses to any items noted by regulatory agencies.

Monitoring and Auditing Clinic Operational Compliance.  The Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Each clinic is audited every 12 to 18 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is paid to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator will receive a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

Handling Enforcement and Discipline.  It is our policy that any employee who fails to comply with compliance program requirements or who negligently or deliberately fails to comply with known laws or regulations specifically addressed in our compliance program should be subject to disciplinary action up to and including discharge from employment. The Compliance Committee, Compliance staff, human resources staff and management investigate violations of our compliance program and impose disciplinary action as considered appropriate.

EMPLOYEES

At December 31, 2006, we employed 1,506 people, of which 1,210 were full-time employees. At that date, as it relates to the Company, no employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

In the states in which our current clinics are located, persons performing designated physical and occupational therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.usph.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.  RISK FACTORS

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2006, approximately 81% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 19% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient was initially limited to $1,500, (the “Medicare Cap or Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists were subject to the cap, except to the extent these services were rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps did not apply. The Adjusted Medicare Limit for 2006 was $1,740.

In 2006, Congress passed the DRA, which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications (as more fully defined in the February 15, 2006 Medicare Fact Sheet). The exception process allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualified for an automatic exception to the Medicare Cap if the condition or complexity had a direct and significant impact on the course of therapy being provided and the additional treatment was medically necessary. The exception process further provided that manual exceptions could be granted if the condition or complexity did not allow for an automatic exception, but was believed to require medically necessary services. The exceptions provision adopted as part of the DRA expired on December 31, 2006.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extends the Medicare Cap exceptions process for 2007. As a result, the Medicare Cap continues to apply to 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Thus, as of January 1, 2007, all services that require exceptions to the Medicare Cap are processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remains the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lost revenues to the Company.

For a further description of this and other laws and regulations involving governmental reimbursements, see “Business — Sources of Revenue” and “— Regulation and Healthcare Reform” in Item 1.

We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

Our success is dependent upon referrals from physicians in the communities our clinics serve and our ability to maintain good relations with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice. If we are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease and our net operating revenues may decline.

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

We have a significant number of clinics in states that normally experience snow and ice during the winter months. Also, a significant number of our clinics are located in states along the Gulf Coast and Atlantic Coast which are subject to periodic hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our net operating revenues.

Our revenues may decline during prolonged economic slowdown or recession.

Our revenues are a reflection of the number of visits made by patients to our clinics. Some therapy and some surgical treatments that lead to patient need for therapy are elective or can be deferred. During periods of high unemployment or relative economic weakness, patient visits may decline.

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure/permits, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	payment for services.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business — Regulation and Healthcare Reform” in Item 1.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical and occupational therapy clinics. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	the difficulty and expense of integrating acquired personnel into our business;

•	the diversion of management’s time from existing operations;

•	the potential loss of key employees of acquired companies;

•	the difficulty of assignment and/or procurement of managed care contractual arrangements; and

•	the assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility. We also may be unable to acquire outpatient physical and occupational therapy clinics or successfully operate such clinics following the acquisition.

Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 14, 2007, there were 34 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2006		2005
Quarter	High	Low	High	Low

First	$19.85	$16.60	$15.80	$13.28
Second	17.27	13.42	19.38	13.27
Third	16.26	11.71	19.80	17.41
Fourth	12.76	10.99	20.70	15.82

Since inception, we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan and inducement option agreements.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans,
	Outstanding Options	Outstanding	Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in 1st Column

Equity Compensation Plans Approved by Stockholders(1)	923,187	$13.52	226,932
Equity Compensation Plans Not Approved by Stockholders(2)	134,000	$13.97	—

Total	1,057,187	$13.58	226,932

(1)	The 1992 Stock Option Plan, as amended, (the “1992 Plan”) expired in 2002, and no new option grants can be awarded subsequent to this date. The 2003 Stock Incentive Plan (the “2003 Plan”) permits us to grant stock-based compensation to employees, consultants and outside directors of the Company. The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits us to grant to employees stock-based compensation. The Amended 1999 Plan was approved by our stockholders at our last annual meeting of stockholders held on May 31, 2006.

(2)	Inducement options were granted to certain individuals in connection with their offers of employment or initial affiliation with us. Each inducement option was made pursuant to an option grant agreement.

For further descriptions of the 1992 Plan, Amended 1999 Plan, 2003 Plan and the inducement options, see “Equity Based Plans” in Note 9 of the Notes to the Consolidated Financial Statements in Item 8.

REPURCHASE OF COMMON STOCK

The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended December 31, 2006.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	That May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs(1)	Plans or Programs(1)

October 1, 2006 through October 31, 2006	—	$—	—	149,963
November 1, 2006 through November 30, 2006	—	$—	—	149,963
December 1, 2006 through December 31, 2006	100,000	$11.70	100,000	49,963

Total	100,000	$11.70	100,000	49,963

(1)	In September 2001, the Board authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock. On February 26, 2003, the Board authorized a new share repurchase program of up to 250,000 shares of the Company’s outstanding common stock. On December 8, 2004, the Board had authorized a new share repurchase program of up to 500,000 shares of the Company’s outstanding common stock. On August 23, 2005, the Board authorized an additional share repurchase program of up to 500,000 additional shares of the Company’s outstanding common stock. All shares of common stock repurchased by the Company during the quarter ended December 31, 2006 were purchased under these programs.

During 2006, the Company purchased 404,952 shares of its common stock for an aggregate cost of $5.5 million which equates to an average price per share of $13.59.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2001 through December 31, 2006. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2001 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return
For the Year Ended December 31, 2006

	12/01	12/02	12/03	12/04	12/05	12/06
U.S. Physical Therapy, Inc.	100	69	97	95	114	76
The Nasdaq Stock Market United States Index	100	69	103	112	115	126
The Nasdaq Stock Market Healthcare Index	100	86	132	166	228	228

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7. During 2006, the Company closed 31 unprofitable clinics and sold one. In accordance with current accounting literature, for all periods presented, the results of operations and closure costs for these closed clinics and the results of operations for the clinic sold in the fourth quarter are presented in the consolidated statements of income, as “Discontinued Operations”, net of the tax benefit. The closure costs and operating results for clinics closed or sold in the prior years were deemed immaterial and therefore not reported as discontinued operations. In addition, the Company conformed its prior period financials to compare with its current presentation of earnings allocated to minority limited partners. All earnings allocated to minority limited partners are reported as minority interests in subsidiary limited partnerships. See Note 2 in Notes to Consolidated Financial Statements — Significant Accounting Policies — Reclassifications.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)

Net revenues	$135,194	$126,256	$111,709	$99,175	$89,840
Operating income from continuing operations	$18,596	$20,527	$16,505	$16,228	$18,006
Income before income taxes from continuing operations	$13,250	$14,915	$10,497	$10,824	$12,810
Net income from continuing operations	$8,193	$9,178	$6,499	$6,734	$7,923
Net income	$6,296	$8,791	$6,678	$7,331	$8,488
Net income from continuing operations per common share:
Basic	$0.70	$0.77	$0.55	$0.61	$0.72
Diluted	$0.70	$0.76	$0.53	$0.55	$0.61
Net income per common share:
Basic	$0.54	$0.74	$0.56	$0.66	$0.77
Diluted	$0.54	$0.73	$0.54	$0.61	$0.67
Total assets	$71,457	$66,519	$61,608	$54,539	$43,535
Long-term debt, less current portion	$797	$483	$—	$83	$2,350
Working capital	$26,811	$29,737	$34,988	$28,728	$20,764
Current ratio	3.92	5.18	7.23	5.57	6.17
Total long-term debt to total capitalization(1)	0.01	0.01	—	—	0.07

(1)	In 2003, the majority of the Company’s outstanding debt was classified as short-term resulting in the ratio of total long-term debt to total capitalization being less than 0.01 to 1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At December 31, 2006, we operated 292 outpatient physical and occupational therapy clinics in 41 states. The average age of our clinics at December 31, 2006, was 5.3 years. We have developed 273 of the clinics and acquired 19. To date, we have sold seven clinics, closed 74 facilities due to substandard performance, and consolidated four clinics with other existing clinics. In 2006, we added 38 new clinics including 30 developed and eight acquired, closed 31 and sold one.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with four third-party facilities under management as of December 31, 2006.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenue Recognition.  Revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are reported at the estimated net realizable amounts from insurance companies, third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at contracted amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic by clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2006. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $447,000 for the year ended December 31, 2006. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2006, 2005 and 2004 have not been material to the statement of operations.

The following table sets forth information regarding our accounts receivable as of the dates indicated (in thousands):

	December 31,
	2006	2005

Gross accounts receivable	$44,648	$39,845
Less contractual allowances	21,578	18,563

Subtotal — accounts receivable	23,070	21,282
Less allowance for doubtful accounts	1,567	1,621

Net patient accounts receivable	$21,503	$19,661

The following table presents our accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2006			December 31, 2005
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/Commercial Plans	$7,904	$2,088	$9,992	$7,513	$1,802	$9,315
Medicare	3,733	1,533	5,266	3,806	1,017	4,823
Medicaid	56	30	86	70	31	101
Workers Compensation*	3,709	763	4,472	3,149	635	3,784
Self-pay	539	784	1,323	330	742	1,072
Other**	740	1,191	1,931	759	1,428	2,187

Totals	$16,681	$6,389	$23,070	$15,627	$5,655	$21,282

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

Allowance for Doubtful Accounts.  We determine allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. We review the accounts receivable aging and rely on prior experience with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have a large number of aged accounts generally have less favorable collection experience, and thus, require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our aggregate allowance for doubtful accounts is regularly reviewed for adequacy in light of current and historical experience.

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

Carrying Value of Long-Lived Assets.  Our property and equipment, intangible assets and goodwill (collectively, our “long-lived assets”) comprise a significant portion of our total assets. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2006, no goodwill was written off due to impairment based upon our annual analysis. See Note 2 — Significant Accounting Policies — Goodwill — in Notes to Consolidated Financial Statement. However, goodwill of $192,000 was written-off in 2006 due to clinic closings and such amount is included in Discontinued Operations, net of the tax benefit in the accompanying Consolidated Statement of Net Income.

SELECTED OPERATING AND FINANCIAL DATA

During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of tax benefit. In addition, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority interests limited partners within the line item in the statement of income entitled — minority interests in subsidiary limited partnerships and of presenting auction rate securities as marketable securities rather than cash and cash equivalents.

The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the years ended December 31, 2005 and 2004 (in thousands):

	December 31, 2005				December 31, 2004
	As Previously				As Previously
	Reported	Reclasses		As Reclassed	Reported	Reclasses		As Reclassed
Statements of Net Income
Net revenue	$132,122	$(5,866)		$126,256	$118,308	$(6,599)		$111,709
Clinic operating costs	96,814	(7,510	)(A)	89,304	85,513	(7,111	)(A)	78,402
Corporate office costs	16,425			16,425	16,802			16,802

Operating income from continuing operations	18,883			20,527	15,993			16,505
Interest and investment income, net	361			361	146			146
Loss in unconsolidated joint venture	(34)			(34)	—			—
Minority interest in subsidiary limited partnerships	(4,908)	(1,031)		(5,939)	(5,362)	(792)		(6,154)

Income before income taxes from continuing operations	14,302			14,915	10,777			10,497
Provision for income taxes	5,511	226		5,737	4,099	(101)		3,998

Net income from continuing operations	8,791			9,178	6,678			6,499
Loss (income) from discontinued operations, net of tax	—	(387)		(387)	—	179		179

Net income	$8,791	$—		$8,791	$6,678	$—		$6,678

Statements of Cash Flows
Net cash provided by operating activities	$18,252	$928	(B)	$19,180	$17,884	$648	(B)	$18,532
Net cash used in investing activities	(12,183)	(1,450	)(C)	(13,633)	(4,959)	(1,200	)(C)	(6,159)
Net cash used in financing activities	(11,620)	(928	)(D)	(12,548)	(9,194)	(648	)(D)	(9,842)

Net increase in cash and cash equivalents	(5,551)			(7,001)	3,731			2,531
Cash and cash equivalents — beginning of year	20,553			19,353	16,822			16,822

Cash and cash equivalents — end of year	$15,002			$12,352	$20,553			$19,353

(A)	For 2005, includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $1,031,000 and costs related to Discontinued Operations of

$6,479,000. For 2004, includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $792,000 and costs related to Discontinued Operations of $6,319,000.

(B)	For 2005, includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $1,031,000 offset by change in compensation liability of $103,000. For 2004, includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $792,000 offset by change in compensation liability of $144,000. For Clinic Partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(C)	For 2005, includes purchase of marketable securities of $13,700,000 offset by proceeds on sale of marketable securities of $12,250,000. For 2004, includes purchase of marketable securities of $6,600,000 offset by proceeds on sale of marketable securities of $5,400,000.

(D)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2006	Year ended December 31, 2006
2005	Year ended December 31, 2005
2004	Year ended December 31, 2004
New Clinics	Clinics opened or acquired during the year ended December 31, 2006
Mature Clinics	Clinics opened or acquired prior to January 1, 2006 but not closed or sold in 2006
2005 New Clinics	Clinics opened or acquired during the year ended December 31, 2005 but not closed or sold in 2006
2005 Mature Clinics	Clinics opened or acquired prior to January 1, 2005 but not closed or sold in 2006
Discontinued Clinics	Clinics closed or sold in 2006

	For the Years Ended December 31,
	2006	2005	2004

Number of clinics, at the end of period	292	254	234
Working Days	254	255	255
Average visits per day per clinic	20.0	20.6	20.0
Total patient visits	1,379,050	1,286,808	1,141,094
Net patient revenue per visit	$96.72	$96.49	$96.13
Statement of operations per visit:
Net revenues	$98.04	$98.11	$97.89
Salaries and related costs	50.28	48.73	47.68
Rent, clinic supplies, contract labor and other	20.23	19.62	20.03
Provision for doubtful accounts	1.53	1.05	1.00

Contribution from clinics	26.00	28.71	29.18
Corporate office costs	12.51	12.76	14.72

Operating income from continuing operations	$13.49	$15.95	$14.46

RESULTS OF OPERATIONS

FISCAL YEAR 2006 COMPARED TO FISCAL 2005

•	Net revenues rose 7% to $135.2 million for 2006 from $126.3 million for 2005 primarily due to a 7% increase in patient visits to 1.4 million and an increase of $0.23 in net patient revenues per visit to $96.72.

•	Net income from continuing operations decreased 11% to $8.2 million for 2006 from $9.2 million. Earnings from continuing operations per diluted share decreased to $0.70 from $0.76. Total diluted shares for the years ended December 31, 2006 and 2005 were 11.7 million and 12.1 million, respectively. The 2006 year includes equity compensation expense of $0.6 million, tax effected, as compared to none in 2005. The Company adopted SFAS No. 123R as of January 1, 2006.

•	Net income (inclusive of effects of discontinued operations) decreased 28% to $6.3 million from $8.8 million. Net income per diluted share decreased to $0.54 from $0.73. In addition to the $0.6 million of equity compensation expense, 2006 includes $1.9 million, tax effected, of closure costs, impairment charges and operating losses related to the Discontinued Clinics as compared to $0.4 million, tax effected, in 2005.

Net Patient Revenues

•	Net patient revenues increased to $133.4 million for 2006 from $124.2 million for 2005, an increase of $9.2 million, or 7%, primarily due to a 7% increase in patient visits to 1.4 million and an increase of $0.23 in patient revenues per visit to $96.72.

•	Total patient visits increased 92,000, or 7%, to 1.4 million for 2006 from 1.3 million for 2005. The growth in visits for the period was attributable to approximately 46,000 visits in New Clinics together with a 46,000 or 4% increase in visits for Mature Clinics. For 2005 New Clinics, the number of visits increased by 96,000 for 2006 compared to 2005. For 2005 Mature Clinics, the number of visits decreased by 50,000 in 2006 compared to 2005.

•	Net patient revenues from New Clinics accounted for approximately 47% of the total increase, or approximately $4.3 million. The remaining increase of $4.9 million in net patient revenues was from Mature Clinics.

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

Management Contract Revenues

Revenues from management contracts decreased to $1.8 million for 2006 from $2.0 million in 2005 due to a reduced number of contracts active during 2006 as compared to 2005. At December 31, 2006, the Company had four management contracts versus seven at December 31, 2005.

Clinic Operating Costs

Clinic operating costs were 74% of net revenues for 2006 and 71% of net revenues for 2005. Prior year statements of income have been reclassified to show all earnings allocated to minority partners as minority interest in subsidiary limited partnerships rather than a portion as clinic costs — salaries and related for those partnerships formed after January 18, 2001. See Notes to Consolidated Financial Statements Note 2 —

Significant Accounting Policies — Reclassifications. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $69.3 million for 2006 from $62.7 million for 2005, an increase of $6.6 million, or 11%. Approximately 43% of the increase, or $2.9 million, was attributable to the New Clinics. The remaining increase, or $3.7 million, was due to $5.0 million in higher costs at various clinics opened or acquired in 2005 and 2004 partially offset by lower salaries in clinics opened prior to 2004 due to reduction in staffing. Salaries and related costs as a percent of net revenues was 51% for 2006 and 50% for 2004.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $27.9 million for 2006 from $25.2 million for 2005, an increase of $2.7 million, or 11%. Approximately 73% of the increase or $2.0 million was attributable to the New Clinics and $0.7 million was attributable to various Mature Clinics due to ramping up of activities. Rent, clinic supplies and other costs as a percent of net revenues was 21% for 2006 and 20% for 2005.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $2.1 million for 2006 from $1.4 million for 2005, an increase of $0.7 million, or 57%. The provision for doubtful accounts as a percent of net patient revenues was 2% for 2006 and 1% for 2005. Our allowance for bad debts as a percent of total patient accounts receivable was 7% at December 31, 2006, as compared to 8% at December 31, 2005. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding decreased to 55 days at December 31, 2006 as compared to 56 days at December 31, 2005. Receivables in the amount of $2.2 million and $2.3 million were written-off in 2006 and 2005, respectively. Our percentage of gross receivables outstanding 120 days or longer was 27.7% at December 31, 2006 compared to 26.6% at December 31, 2005.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, increased to $17.3 million for 2006 from $16.4 million for 2005, an increase of $0.8 million, or 5%. Effective January 1, 2006, the Company adopted SFAS No. 123R which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Prior periods were not required to be restated to reflect the impact of adopting the new standard. In 2006, corporate office costs included $1.0 million of equity compensation expense. Excluding equity compensation expense, corporate office costs declined by $0.2 million, or 1%, in 2006 as compared to 2005.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships decreased 5% to $5.6 million for 2006 from $5.9 million for 2005, after the reclassification as previously discussed. As a percentage of operating income before corporate costs, minority interest decreased to 14% for 2006 from 16% for 2005. This decrease is partially due to the Company’s purchases of additional minority interests during 2006 and 2005.

Provision for Income Taxes

The provision for income taxes decreased to $5.0 million for 2006 from $5.7 million for 2005, a decrease of approximately $0.7 million, or 12%, as a result of lower pre-tax income. During 2006 and 2005, we accrued state and federal income taxes at an effective tax rate of 38%.

Loss from Discontinued Operations

In 2006, the Company closed 31 clinics, with 28 of those being closed in the third quarter of 2006, and sold one clinic in the fourth quarter of 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported for all periods presented the operating losses and closure costs related to the clinics closed and sold in 2006 as “Discontinued Operations.” In 2006, the Company reported a charge of $1.9 million, net of income taxes, for closure costs, impairment charges and operating losses. The charge included $1.1 million in operating losses, $1.9 million in closure costs and impairment charges and a tax benefit of $1.1 million. For these clinics, the operating losses for 2005 were $0.4 million, net of tax benefit.

FISCAL YEAR 2005 COMPARED TO FISCAL 2004

•	Net revenues rose 13% to $126.3 million for 2005 from $111.7 million for 2004 primarily due to a 13% increase in patient visits to 1.3 million and an increase of $0.36 in net patient revenues per visit to $96.49.

•	Net income from continuing operations increased 41% to $9.2 million for 2005 from $6.5 million. Earnings from continuing operations per diluted share increased to $0.76 from $0.53. Total diluted shares for the years ended December 31, 2005 and 2004 were 12.1 million and 12.4 million, respectively.

•	Net income (inclusive of effects of discontinued operations) increased 32% to $8.8 million from $6.7 million. Net income per diluted share increased to $0.73 from $0.54.

Net Patient Revenues

•	Net patient revenues increased to $124.2 million for 2005 from $109.7 million for 2004, an increase of $14.5 million, or 13%, primarily due to a 13% increase in patient visits to 1.3 million and an increase of $0.36 in patient revenues per visit to $96.49.

•	Total patient visits increased 146,000, or 13%, to 1.3 million for 2005 from 1.1 million for 2004. The growth in visits for the period was attributable to approximately 68,000 visits in 2005 New Clinics together with a 78,000 or 7% increase in visits for 2005 Mature Clinics.

•	Net patient revenues from 2005 New Clinics accounted for approximately 43% of the total increase, or approximately $6.2 million. The remaining increase of $8.3 million in net patient revenues was from 2005 Mature Clinics.

Clinic Operating Costs

Clinic operating costs were 71% of net revenues for 2005 and 70% of net revenues for 2004. Each component of clinic operating costs is discussed below.

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs, after the previously mentioned reclassification, increased to $62.7 million for 2005 from $54.4 million for 2004, an increase of $8.3 million, or 15%. Approximately 52% of the increase, or $4.3 million, was attributable to the 2005 New Clinics of which $2.0 million related to acquired clinics. The remaining increase, or $4.0 million, was due to higher costs at various 2005 Mature Clinics due to ramping up activities particularly for clinics opened in 2004 and 2003. Salaries and related costs as a percent of net revenues was 50% for 2005 and 49% for 2004.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $25.2 million for 2005 from $22.9 million for 2004, an increase of $2.4 million, or 10%. Approximately 70% of the increase or $1.7 million was attributable to the 2005 New Clinics and $0.7 million was attributable to various 2005 Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 20% for 2005 and 21% for 2004.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $1.4 million for 2005 from $1.1 million for 2004, an increase of $0.2 million or 19%. The provision for doubtful accounts as a percent of net patient revenues was 1% for both 2005 and 2004. Our allowance for bad debts as a percent of total patient accounts receivable was 8% at December 31, 2005, as compared to 12% at December 31, 2004. The allowance for doubtful accounts decreased due to increased collection efforts, reductions in both our average days outstanding in accounts receivable and the percentage of accounts receivable greater than 120 days and the write-off of older patient account balances. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding decreased to 56 days at December 31, 2005 as compared to 60 days at December 31, 2004. The decrease is primarily attributable to an increase in the number of accounts being billed electronically thereby shortening the collection period and a concentrated effort by management to collect or write-off older receivables. Receivables in the amount of $2.3 million were written-off in both 2005 and 2004. Our percentage of gross receivables outstanding 120 days or longer was 26.6% at December 31, 2005 compared to 28.0% at December 31, 2004.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, decreased to $16.4 million for 2005 from $16.8 million for 2004, an decrease of $0.4 million, or 2%. Salary expense decreased due to the absence of a one time charge of $650,000 in 2004 related to the resignation of our former CEO along with $220,000 in recruiting fees primarily related to the CEO search. Corporate office costs as a percent of net revenues decreased to 13% in 2005 from 15% in 2004.

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships, after the reclassification, decreased 4% to $5.9 million for 2005 from $6.2 million for 2004. As a percentage of operating income before corporate office costs, minority interest decreased to 16% for 2005 from 19% for 2004. This decrease is partially due to the Company’s purchases of additional minority interests during 2005 and 2004.

Provision for Income Taxes

The provision for income taxes increased to $5.7 million for 2005 from $4.0 million for 2004, an increase of approximately $1.7 million, or 44%, as a result of higher pre-tax income. During 2005 and 2004, we accrued state and federal income taxes at an effective tax rate of 38%.

Loss from Discontinued Operations

For 2005, the operating losses related to Discontinued Clinics were $0.4 million, net of tax benefit. For 2004, the operating income related to Discontinued Clinics was $0.2 million, net of tax effect.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements. At December 31, 2006, we had $11.5 million in cash, cash equivalents and marketable securities — available for sale (“Cash Equivalents Available”) compared to $15.0 million at December 31, 2005, a decrease of 24%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our Cash Equivalents Available are sufficient to fund the working capital needs of our operating subsidiaries, clinic closure costs accrued, future clinic development and investments through at least December 2007. Any large acquisition would probably be financed with debt. Included in cash and cash equivalents at December 31, 2006 were $2.3 million in a money market fund and $2.0 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.

The decrease in Cash Equivalents Available of $3.6 million from December 31, 2005 to December 31, 2006 was due primarily to cash used in investing activities (excluding activity related to marketable securities) of $11.0 million and in financing activities of $11.0 million partially offset by cash provided by operating activities of $18.5 million Our primary uses of cash included $5.2 million for acquisitions (excluding seller financing of $877,500); $4.7 million for the purchase of fixed assets; $1.2 million for the purchase of minority interests of limited partnership interests in certain of our Clinic Partnerships; $5.5 million for the repurchase of the Company’s common stock; and $5.5 million for distributions to minority investors in subsidiary limited partnerships.

At December 31, 2006, we had $0.7 million in accrued expenses related to lease commitments for closed clinics. This amount will be paid during 2007.

The Company makes reasonable and appropriate efforts to collect its accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for six to 12 months. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days.

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2006 are summarized as follows (in thousands):

Contractual Obligation	Total	2007	2008	2009	2010	2011	Thereafter

Notes Payable	$1,359	$562	$505	$292	$—	$—	$—
Employee Agreements	23,122	15,039	5,280	2,356	389	58	—
Operating Leases	31,541	11,234	7,921	5,836	3,125	3,295	130

	$56,022	$26,835	$13,706	$8,484	$3,514	$3,353	$130

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our Clinic Partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and notes. We believe that existing funds and the availability of funds under the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, new clinic development plans and any purchases of minority interests through at least December 2007. Any large acquisition would probably be financed with debt.

In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable with the sellers in the amount of $877,500 payable in equal quarterly principal installments of $73,125, beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other is in the process of being renewed for three years effective February 1, 2007.

In conjunction with the acquisition of a three-clinic practice in New Jersey in May 2005, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year and such amount was added to goodwill.

In conjunction with the acquisition of a two-clinic practice in Alaska in December 2005, we entered into a note payable with the sellers in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, December 19, 2008. The purchase agreement provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for one of the facilities and assumed a lease expiring September 30, 2009 on the other facility.

In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company’s outstanding common stock. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the year ended December 31, 2006, the Company purchased 404,952 shares of its common stock on the open market for $5.5 million. As of December 31, 2006, there were 49,963 shares of remaining authorization under the share purchase programs.

Off Balance Sheet Arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 13 to our consolidated financial statements included in this report, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on our consolidated financial statements.

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

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs must be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FAS 13-1 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has evaluated the impact of this statement on the Company and determined that the adoption of FIN 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108, which became effective beginning on January 1, 2007 for the Company, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management has evaluated the impact of adopting SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”),” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to provide the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements and whether to adopt the provisions of SFAS 159 for the fiscal year beginning January 1, 2007.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of December 31, 2006, we had 292 clinics in operation, of which 30 were opened and 8 acquired in 2006. For those newly opened clinics, we incurred an operating loss in 2006. Generally we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on historical performance of our new clinics, generally the clinics opened in 2006 would be expected to favorably impact our results of operations beginning in the mid to latter part of 2007.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2006 was notes of $1.4 million. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. U.S. Physical Therapy, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the preparation and reporting of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm that audited the 2006 financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 35.

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that U.S. Physical Therapy, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of net income, shareholders’ equity, and cash flows for the three years ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 14, 2007

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,952	$12,352
Marketable securities — available for sale	500	2,650
Patient accounts receivable, less allowance for doubtful accounts of $1,567 and $1,621, respectively	21,503	19,661
Accounts receivable — other	775	761
Other current assets	2,251	1,428

Total current assets	35,981	36,852
Fixed assets:
Furniture and equipment	23,718	23,010
Leasehold improvements	15,226	14,556

	38,944	37,566
Less accumulated depreciation and amortization	25,573	23,825

	13,371	13,741
Goodwill	20,997	14,339
Other assets	1,108	1,587

	$71,457	$66,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,601	$1,721
Accrued expenses	7,007	5,150
Current portion of notes payable	562	244

Total current liabilities	9,170	7,115
Notes payable	797	483
Deferred rent	1,273	1,263
Other long-term liabilities	829	566

Total liabilities	12,069	9,427
Minority interests in subsidiary limited partnerships	3,871	3,617
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,681,849 and 13,645,167, shares issued, respectively	137	136
Additional paid-in capital	36,304	35,037
Retained earnings	50,704	44,408
Treasury stock at cost, 2,214,737 and 1,809,785 shares, respectively	(31,628)	(26,106)

Total shareholders’ equity	55,517	53,475

	$71,457	$66,519

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net patient revenues	$133,376	$124,164	$109,696
Management contract revenues	1,784	2,022	1,968
Other revenues	34	70	45

Net revenues	135,194	126,256	111,709
Clinic operating costs:
Salaries and related costs	69,340	62,708	54,408
Rent, clinic supplies, contract labor and other	27,896	25,245	22,860
Provision for doubtful accounts	2,115	1,351	1,134

	99,351	89,304	78,402
Corporate office costs	17,247	16,425	16,802

Operating income from continuing operations	18,596	20,527	16,505
Interest and investment income, net	332	361	146
Loss in unconsolidated joint venture	(31)	(34)	—
Minority interests in subsidiary limited partnerships	(5,647)	(5,939)	(6,154)

Income before income taxes from continuing operations	13,250	14,915	10,497
Provision for income taxes	5,057	5,737	3,998

Net income from continuing operations	8,193	9,178	6,499
Discontinued operations:
(Loss) income from discontinued operations	(2,985)	(613)	280
Tax benefit (expense) from discontinued operations	1,088	226	(101)

	(1,897)	(387)	179

Net income	$6,296	$8,791	$6,678

Earnings per share:
Basic — income from continuing operations	$0.70	$0.77	$0.55
Basic — (loss) income from discontinued operations	(0.16)	(0.03)	0.01

Total basic earnings per common share	$0.54	$0.74	$0.56

Diluted — income from continuing operations	$0.70	$0.76	$0.53
Diluted — (loss) income from discontinued operations	(0.16)	(0.03)	0.01

Total diluted earnings per common share	$0.54	$0.73	$0.54

Shares used in computation:
Basic earnings per common share	11,690	11,923	11,916

Diluted earnings per common share	11,731	12,075	12,431

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional	APIC				Total
	Common Stock		Paid-In	Equity-Based	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Equity
				(In thousands)

Balance December 31, 2003	12,243	$122	$26,808	$—	$28,939	(947)	$(12,522)	$43,347
Proceeds from exercise of stock options	494	5	1,766	—	—	—	—	1,771
Tax benefit from exercise of stock options	—	—	1,634	—	—	—	—	1,634
8% convertible subordinated notes converted to common stock	700	7	2,326	—	—	—	—	2,333
Purchase of treasury stock	—	—	—	—	—	(374)	(5,584)	(5,584)
Net income	—	—	—	—	6,678	—	—	6,678

Balance December 31, 2004	13,437	134	32,534	—	35,617	(1,321)	(18,106)	50,179
Proceeds from exercise of stock options	208	2	1,798	—	—	—	—	1,800
Tax benefit from exercise of stock options	—	—	705	—	—	—	—	705
Purchase of treasury stock	—	—	—	—	—	(489)	(8,000)	(8,000)
Net income	—	—	—	—	8,791	—	—	8,791

Balance December 31, 2005	13,645	136	35,037	—	44,408	(1,810)	(26,106)	53,475
Proceeds from exercise of stock options	31	1	124	—	—	—	—	125
Tax benefit from exercise of stock options	—	—	105	—	—	—	—	105
Issuance of restricted stock	6	—	74	(74)	—	—	—	—
Amortization of restricted stock	—	—	—	17	—	—	—	17
Equity-based compensation expense	—	—	—	1,021	—	—	—	1,021
Purchase of treasury stock	—	—	—	—	—	(405)	(5,522)	(5,522)
Net income	—	—	—	—	6,296	—	—	6,296

Balance December 31, 2006	13,682	$137	$35,340	$964	$50,704	(2,215)	$(31,628)	$55,517

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES
Net income	$6,296	$8,791	$6,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,494	4,308	4,322
Minority interests in earnings of subsidiary limited partnerships	5,559	5,939	6,154
Provision for doubtful accounts	2,197	1,446	1,293
Equity-based awards compensation expense	1,038	—	—
Loss (gain) on sale or abandonment of assets	512	201	(154)
Tax benefit from exercise of stock options	105	705	1,634
Impairment charge — goodwill	192	145	—
Recognition of deferred rent subsidies	(403)	(391)	(350)
Deferred income tax	(373)	44	146
Other	—	45	—
Changes in operating assets and liabilities:
Increase in patient account receivable	(3,434)	(3,224)	(3,954)
(Increase) decrease in accounts receivable — other	(73)	(212)	209
Decrease in other assets	168	137	59
Increase in accounts payable and accrued expenses	1,623	1,036	1,628
Increase in other liabilities	571	210	867

Net cash provided by operating activities	18,472	19,180	18,532
INVESTING ACTIVITIES
Purchase of fixed assets	(4,655)	(4,527)	(4,970)
Purchase of business	(5,206)	(6,321)	—
Acquisitions of minority interest, included in goodwill	(1,234)	(1,513)	(504)
Purchase of marketable securities — available for sale	(700)	(13,700)	(6,600)
Proceeds on sale of marketable securities — available for sale	2,850	12,250	5,400
Proceeds on sale of fixed assets	99	178	515

Net cash used in investing activities	(8,846)	(13,633)	(6,159)
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(5,489)	(6,195)	(5,977)
Repurchase of common stock	(5,522)	(8,000)	(5,584)
Payment of notes payable	(245)	(153)	(52)
Excess tax benefit from stock options exercised	105	—	—
Proceeds from exercise of stock options	125	1,800	1,771

Net cash used in financing activities	(11,026)	(12,548)	(9,842)
Net increase (decrease) in cash and cash equivalents	(1,400)	(7,001)	2,531
Cash and cash equivalents — beginning of year	12,352	19,353	16,822

Cash and cash equivalents — end of year	$10,952	$12,352	$19,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,844	$4,863	$1,790
Interest	$34	$15	$69
Non-cash transactions during the period:
Conversion of Series C Notes into common stock	$—	$—	$2,333
Purchase of business — seller financing portion	$878	$810	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2006, the Company owned and operated 292 clinics in 41 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with four such third-party facilities under management as of December 31, 2006.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). There were 198 clinics operated under Clinic Partnerships and 94 Wholly-Owned Facilities as of December 31, 2006. In 2006, we opened 30 clinics of which 20 were Clinic Partnerships and 10 were satellite clinic facilities of existing clinics. In addition, we acquired eight clinics in 2006.

During 2006, the Company closed 31 unprofitable clinics of which 28 were closed in the third quarter of 2006. In addition, the Company sold one clinic in the fourth quarter. Accordingly, the results of operations and closure costs for these closed and sold clinics are presented in the consolidated statements of income, as “Discontinued Operations”, net of the tax benefit.

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the minority limited partnership interest, typically owned by the managing therapist, are now recorded within the balance sheets and income statements as minority interests in subsidiary limited partnerships. For a discussion of the reclassification of prior periods see Note 2 — Significant Accounting Policies — Reclassifications.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in — clinic operating costs — salaries and related costs. The respective liability is included in current liabilities — accrued expenses on the balance sheet.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $4.2 million and $7.0 million in highly liquid investments at December 31, 2006 and December 31, 2005, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

Marketable Securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2006 and 2005, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity. Since the fair value of the marketable securities — available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported.

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally three to five years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from the purchase of some or all of a particular local management’s equity interest in an existing clinic or from acquisitions.

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics on behalf of the Company. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill, if deemed appropriate, is assigned to the respective clinic or group of clinics. The evaluation of goodwill in the third

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2006 did not result in any goodwill amounts that were deemed permanently impaired. During 2006, the Company wrote off $192,000 in goodwill related to closed clinics. During 2005, the Company wrote off $145,000 due to impairment and $26,000 related to a closed clinic.

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

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in clinic operating costs in the statement of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient was initially limited to $1,500, (the “Medicare Cap or Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists were subject to the cap, except to the extent these services were rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps did not apply. The Adjusted Medicare Limit for 2006 was $1,740.

In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications (as more fully defined in the February 15, 2006 Medicare Fact Sheet). The exception process allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualified for an automatic exception to the Medicare Cap if the condition or complexity had a direct and significant impact on the course of therapy being provided and the additional treatment was medically necessary. The exception process further provided that manual exceptions could be granted if the condition or complexity did not allow for an automatic exception, but was believed to require medically necessary services. The exceptions provision adopted as part of the DRA expired on December 31, 2006.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extends the Medicare Cap exceptions process for 2007. The Medicare Cap continues to apply in 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Thus, as of January 1, 2007, all services that require exceptions to the Medicare Cap are processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remains the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lost revenues to the Company.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2006. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2006.

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

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, and account payable approximate their fair values due to the short-term maturity of these financial instruments.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of notes payable and marketable securities — available for sale approximate the fair value on the respective balance sheet dates.

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

Reclassifications

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority limited partners within the line item in the balance sheets and income statements entitled — minority interests in subsidiary limited partnerships. The earnings allocated to the minority limited partners are shown as an adjustment to net income in the statements of cash flows. The payments of the distributions related to these allocated earnings are shown as use of cash in the financing activities section of the statement of cash flows. In prior years, based upon an interpretation of the Emerging Issues Task Force issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44”, the Company reported the earnings allocated to minority limited partners for partnerships formed after January 18, 2001 as clinic costs — salaries and related expense. After a detailed review of our previous accounting policy and our Clinic Partnerships, management has determined that reporting such amounts in this line item was incorrect. The effect of reclassifying the prior period financials statements did not change total assets, shareholders’ equity, net income or earnings per share. The minority interests previously recorded as expense in clinic costs — salaries and related, after reclassification, have the effect of increasing operating income from continuing operations and increasing minority interest in subsidiary limited partnerships by $1.0 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively.

In addition, reclassification has been made to prior period amounts to conform to current period presentation of auction rate securities as marketable securities rather than cash and cash equivalents in the consolidated balance sheet as of December 31, 2005. The Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004 reflects the activity in the marketable securities — available for sale for such period.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with current accounting literature, the results of operations and closure costs for the 31 clinics closed in 2006 and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit.

The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the years ended December 31, 2005 and 2004 (in thousands):

	December 31, 2005				December 31, 2004
	As Previously				As Previously
	Reported	Reclasses		As Reclassed	Reported	Reclasses		As Reclassed

Statements of Net Income
Net revenue	$132,122	$(5,866)		$126,256	$118,308	$(6,599)		$111,709
Clinic operating costs	96,814	(7,510	)(A)	89,304	85,513	(7,111	)(A)	78,402
Corporate office costs	16,425			16,425	16,802			16,802

Operating income from continuing operations	18,883			20,527	15,993			16,505
Interest and investment income, net	361			361	146			146
Loss in unconsolidated joint venture	(34)			(34)	—			—
Minority interest in subsidiary limited partnerships	(4,908)	(1,031)		(5,939)	(5,362)	(792)		(6,154)

Income before income taxes from continuing operations	14,302			14,915	10,777			10,497
Provision for income taxes	5,511	226		5,737	4,099	(101)		3,998

Net income from continuing operations	8,791			9,178	6,678			6,499
Loss (income) from discontinued operations, net of tax	—	(387)		(387)	—	179		179

Net income	$8,791	$—		$8,791	$6,678	$—		$6,678

Statements of Cash Flows
Net cash provided by operating activities	$18,252	$928	(B)	$19,180	$17,884	$648	(B)	$18,532
Net cash used in investing activities	(12,183)	(1,450	)(C)	(13,633)	(4,959)	(1,200	)(C)	(6,159)
Net cash used in financing activities	(11,620)	(928	)(D)	(12,548)	(9,194)	(648	)(D)	(9,842)

Net increase in cash and cash equivalents	(5,551)			(7,001)	3,731			2,531
Cash and cash equivalents — beginning of year	20,553			19,353	16,822			16,822

Cash and cash equivalents — end of year	$15,002			$12,352	$20,553			$19,353

(A)	For 2005, includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $1,031,000 and costs related to Discontinued Operations of $6,479,000. For 2004, includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $792,000 and costs related to Discontinued Operations of $6,319,000.

(B)	For 2005, includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $1,031,000 offset by change in compensation liability of $103,000. For 2004, includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $792,000 offset by change in compensation liability of $144,000. For Clinic Partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(C)	For 2005, includes purchase of marketable securities of $13,700,000 offset by proceeds on sale of marketable securities of $12,250,000. For 2004, includes purchase of marketable securities of $6,600,000 offset by proceeds on sale of marketable securities of $5,400,000.

(D)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.

Stock Options

Effective January 1, 2006, the Company adopted Statement No. 123R (“SFAS 123R”) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic-value-based method, compensation expense was recognized only to the extent that the current market price of the underlying stock on the date of grant exceeded the exercise price. Historically, the Company has granted stock options with an exercise price equal to the current market price of the underlying stock, therefore, the Company had not recognized any compensation expense related to stock-based payments.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated with the provisions of SFAS 123R. Prior periods are not required to be restated to reflect the impact of adopting the new standard.

The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the year ended December 31, 2006 by $0.6 million, or $0.05 per diluted share.

The following table illustrates the effect on net income and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004

Net income, as reported	$8,791	$6,678
Deduct:
Credit to net income for effects of stock based compensation, net of tax	—	(52)
Total stock based compensation expense determined under the fair value method, net of taxes	(1,096)	(1,924)

Pro forma net income	$7,695	$4,702

Earnings per share:
Actual basic earnings per common share	$0.74	$0.56
Actual diluted earnings per common share	$0.73	$0.54
Pro forma basic earnings per common share	$0.65	$0.40
Pro forma diluted earnings per common share	$0.64	$0.38

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to October 1, 2005, the Company utilized Black-Scholes, a standard option pricing model, to measure the fair value of stock options granted to employees. The Black-Scholes model does not provide for the interaction among economic and behavioral assumptions. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. In the fourth quarter of 2005, the Company determined that the Trinomial Lattice Model was the best available measure of the fair value of employee stock options. The Trinomial Lattice Model accounts for changing employee behavior as the stock price changes. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. Also, SFAS 123R requires that the benefits associated with the tax deductions attributable to the grant of stock options that are in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Risk-free interest rates	4.3%	4.2%	4.1%
Expected volatility	30.0%	49.6%	69.3%
Expected life (in years)	n/a	5.5	4.6
Suboptimal exercise factor	3	n/a	n/a
Exit rate post-vesting	12.5%	n/a	n/a

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. In 2006, the Company used an estimated forfeiture rate of 4% in calculating the estimated compensation expense.

The following table list the weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

2004	899,100	7.35
2005	228,850	6.56
2006	2,000	6.55

As of December 31, 2006, the future pre-tax expense of nonvested stock options is $2.4 million, to be recognized through 2010.

Recently Promulgated Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 154 which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the EITF issued EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” This accounting guidance states that leasehold improvements that are placed in service significantly after, and not contemplated at or near, the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. The Company is required to apply EITF Issue No. 05-6 to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this issue did not have a material impact on the consolidated statement of net income or consolidated balance sheet of the Company in the reporting period in which adopted or for those periods following adoption.

In October 2005, the FASB issued FASB Staff Position No. 13-1 (“FAS 13-1”) “Accounting for Rental Costs Incurred during a Construction Period”. FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The rental costs must be included in income from operations. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of FAS 13-1 did not have a material effect on the consolidated financial statements of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) — Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this statement on the Company. Management does not believe that the adoption of FIN 48 will have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has evaluated the impact of the statement on the Company and determined that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108, which became effective beginning on January 1, 2007 for the Company, provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Management has evaluated the impact of adopting SAB 108. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”),” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to provide the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements and whether to adopt the provisions of SFAS 159 for the fiscal year beginning January 1, 2007.

3.	Acquisitions

  Acquisition of Businesses

On May 18, 2005, the Company acquired a majority interest in Hamilton Physical Therapy, an operator of three physical and occupational therapy clinics located in central New Jersey (“Hamilton”). The Company acquired a 75% interest with existing partners retaining a 25% interest. The Company paid $5,425,000, consisting of a three-year note payable in the amount of $500,000 and cash of $4,925,000. In addition, the Company incurred $75,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In 2006, the Company paid additional consideration of $90,000 which increased goodwill.

On December 19, 2005, the Company acquired a majority interest in Excel Physical Therapy, an operator of two physical therapy clinics located near Anchorage, Alaska (“Excel”). The Company acquired a 65% interest with existing partners retaining a 35% interest. The Company paid approximately $1,600,000, consisting of a three-year note payable in the amount of $309,710 and cash of $1,290,000. In addition, the Company incurred $30,700 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. Any contingent payment made will increase goodwill.

On November 17, 2006, the Company acquired a majority interest in an eight-clinic practice located in Arizona. The Company acquired a 65% interest with the existing partner retaining a 35% interest. The Company paid $5,959,000, consisting of a three-year note payable in the amount of $877,500 and cash of $5,081,500. In addition, the Company incurred $70,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results with a three-year period following the acquisition. Any contingent payments made will increase goodwill.

In 2005, the acquisitions of Hamilton and Excel resulted in approximately $6.9 million of goodwill which is deductible for tax purposes. Other assets related to the acquisitions included accounts receivable valued at $214,000, furniture and equipment valued at $235,000 and non-competition agreements valued at $171,000 which is being amortized over five years. The Company also assumed certain employee benefits of approximately $287,000 and recorded minority interests in subsidiary limited partnerships of approximately $73,000.

In 2006, the Arizona acquisition resulted in approximately $5.5 million of goodwill which is deductible for tax purposes. Other assets related to this acquisition included accounts receivable valued at $546,000, furniture and equipment valued at $78,000, prepaid rental valued at $16,000 and a non-competition agreement valued at $160,693 which is being amortized over five years. The Company also assumed certain employee benefits and other liabilities of approximately $113,000 and recorded minority interests in subsidiary limited partnerships of approximately $184,000.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The non-competition agreements related to these acquisitions totaled $331,000 of which $53,000 has been amortized through December 31, 2006 ($38,000 was amortized in 2006 and $15,000 in 2005). The remaining balance will be amortized at the rate of $66,000 annually for 2007 through 2009, $51,000 in 2010 and $28,000 in 2011.

The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the acquisitions. Changes to the preliminary purchase price allocations related to settlement of charges for legal professional services related to the acquisitions incurred by the Company.

Unaudited proforma consolidated financial information for these acquisitions have not been included as the results were not material to current operations.

  Acquisitions of Minority Interests

During 2006, the Company purchased the 35% minority interest in three limited partnerships in separate transactions for an aggregate purchase price $1.1 million. Under two of the purchase agreements, the Company may be required to pay contingent consideration of up to $284,000, in aggregate, based on the achievement of a certain designated level of operating results within a three-year period following the acquisitions. Any contingent payments made will increase goodwill.

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

On June 1, 2002, the Company purchased a 35% minority interest in a limited partnership for $220,000. Additional consideration may be paid in the future based upon clinic performance. Based on the clinic’s performance, the Company paid additional consideration of $31,000, $41,000, $32,360 and $18,000 in August 2003, 2004, 2005 and 2006, respectively. In July 2002, the Company sold half of the purchased interest to another therapist for $220,000, payable from future profits of the partnership. The Company discounted the note receivable by 50%. In early 2007, the Company purchased the interest previously sold to another therapist for forgiveness of the remaining balance of the note which was written off in 2006. The balance written off was $19,000.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Closure Costs and Discontinued Operations

After a thorough review of the Company’s operations, management decided to close 28 unprofitable clinics in the third quarter of 2006. Previously, during the second quarter of 2006, three clinics were closed. The operating results of these 31 locations and one location sold in the fourth quarter 2006 have been reported as discontinued operations for all periods presented as required by SFAS 144.

The following are the net revenues and pre-tax losses reported for these locations (in thousands):

	2006	2005	2004

Net revenues	$2,986	$5,866	$6,599
Pre-tax (losses) income	$(2,985)	$(613)	$280

The pre-tax loss for the year ended December 31, 2006 included $1.9 million in costs associated with the closure of these facilities. The breakdown of these charges by major type of cost, along with charges incurred in 2005 and 2004 related to clinics closed in those periods, is as follows (in thousands):

				Dec 31,			Dec 31,			Dec 31,
				2004			2005			2006
Type of Cost	Amount	Additions	Activity	Balance	Additions	Activity	Balance	Additions	Activity	Balance

Lease obligations	$431	$—	$(181)	$250	$271	$(243)	$278	$1,243	$(692)	$829
Unamortized leasehold improvements	181	—	(181)	—	72	(72)	—	366	(366)	—
Other assets	70	—	(70)	—	—	—	—	—	—	—
Goodwill	20	42	(62)	—	26	(26)	—	192	(192)	—
Severance	113	—	(113)	—	—	—	—	80	(80)	—

	$815	$42	$(607)	$250	$369	$(341)	$278	$1,881	$(1,330)	$829

Management closed nine clinics in 2005 and eight clinics in 2004. The operating results of these locations were not material to the operations of the Company and therefore the operating results of these clinics were not reclassified and reported as discontinued operations.

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements. At December 31, 2006, $142,000 of the accrual balance was classified as long-term and is included in the balance sheet line item — Other Long-Term Liabilities.

The cash flow impact of these closed clinics is deemed immaterial for the consolidated statements of cash flows.

5.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Year Ended
	December 31
	2006	2005

Beginning balance	$14,339	$6,127
Goodwill acquired during the year	6,850	8,383
Goodwill written-off	(192)	(171)

Ending balance	$20,997	$14,339

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Year Ended
	December 31
	2006	2005

Credit balances due to patients and payors	$1,088	$912
Group health insurance claims	1,063	654
Salaries and related costs	2,244	2,138
Clinic closure costs	687	278
Other	1,925	1,168

Total	$7,007	$5,150

7.	Notes Payable

Notes payable as of December 31, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Promissory note payable in quarterly installments of $73,125 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	$877	$—
Promissory note payable in quarterly installments of $41,667 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	250	417
Promissory note payable in quarterly installments of $25,809 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	232	310

	1,359	727
Less current portion	(562)	(244)

	$797	$483

In connections with the Arizona acquisition, the Company incurred a note payable in the amount of $877,500, payable in equal quarterly principal installments of $73,125 beginning March 1, 2007 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on November 17, 2009.

In connection with the Hamilton acquisition, the Company incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.

In connection with the Excel acquisition, the Company incurred a note payable in the amount of $309,710, payable in equal quarterly principal installments of $25,809 beginning April 1, 2006 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on December 19, 2008.

Effective September 30, 2005, the Company entered into an unsecured Credit Agreement (“Credit Agreement”). The Credit Agreement, which matures on September 30, 2007, allows the Company to borrow funds not to exceed at any one time an outstanding balance of $5,000,000 (“Commitment”). The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the daily average difference between the Commitment and the outstanding balance. There are no funds outstanding under this credit agreement as of December 31, 2006.

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

Aggregate annual payments of principal pursuant to the above notes payable required subsequent to December 31, 2006 are as follows:

During the year ended December 31, 2007	$562
During the year ended December 31, 2008	505
During the year ended December 31, 2009	292

$1,359

8.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Deferred tax assets:
Compensation	$545	$—
Allowance for doubtful accounts	491	454
Lease obligations — closed clinics	314	364
Depreciation and amortization	29	236
Deferred rent and other	90	42

Net deferred tax assets	$1,469	$1,096

Amount included in:
Other current assets	$1,364	$418
Other assets	$105	$678

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006		2005		2004

U.S. tax at statutory rate	$4,547	34.3%	$5,154	34.6%	$3,611	34.4%
State income taxes, net of federal benefit	500	3.8%	549	3.8%	350	3.3%
Nondeductible expenses	44	0.1%	34	0.1%	37	0.4%
Tax exempt interest income	(34)	0.0%	—	0.0%	—	0.0%

	$5,057	38.2%	$5,737	38.5%	$3,998	38.1%

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004

Current:
Federal	$4,231	$4,774	$3,273
State	885	919	579

Total current	5,116	5,693	3,852

Deferred:
Federal	(26)	54	140
State	(33)	(10)	6

Total deferred	(59)	44	146

Total income tax provision for continuing operations	$5,057	$5,737	$3,998

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

9.	Equity Based Plans

The Company has the following equity based plans:

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

The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits the Company to grant to certain non-officer employees of the Company up to 300,000 non-qualified options to purchase shares of common stock and restricted stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the Amended 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee. The Amended 1999 Plan was approved by the shareholders of the Company at the 2006 Shareholders Meeting on May 31, 2006.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2006, 134,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant.

The 2003 Stock Option Plan (the “2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 900,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 2003 Plan was approved by the shareholders of the Company at the 2004 Shareholders Meeting on May 25, 2004. During 2003 and 2002, the Company erroneously granted rights to purchase 278,000 shares of common stock under the 1992 Plan after the plan expired. The Company honored the grants by issuing grants under the 2003 Plan in June 2004.

A cumulative summary of stock options as of December 31, 2006 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	—	86,629	2,715,383	86,629	—
1999 Plan	300,000	5,000	103,558	57,710	41,681	133,732
2003 Plan	900,000	1,000	733,000	72,800	517,000	93,200
Inducements	166,000	—	134,000	32,000	88,000	—

	4,861,000	6,000	1,057,187	2,877,893	733,310	226,932

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2006, 2005 and 2004 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding at December 31, 2003	1,167,441	$7.47
Granted	899,100	14.16
Exercised	(494,700)	3.58
Cancelled	(114,725)	15.41
Forfeited	(265,589)	13.11

Outstanding at December 31, 2004	1,191,527	12.11
Granted	228,850	16.67
Exercised	(208,612)	8.63
Cancelled	(36,485)	18.00
Forfeited	(33,196)	15.03

Outstanding at December 31, 2005	1,142,084	13.39
Granted	2,000	19.29
Exercised	(30,682)	4.05
Cancelled	(10,357)	16.87
Forfeited	(45,858)	14.59

Outstanding at December 31, 2006	1,057,187	13.58	7.0 Years	$646

Exercisable at December 31, 2006	733,310	13.29	6.7 Years	$646

A summary of the status of the nonvested shares as of December 31, 2006 and the changes during the year then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	Shares	Fair Value	Term	(000’s)

Nonvested at January 1, 2006	519,710	$8.43
Granted	2,000	6.55
Vested	(151,975)	8.28
Forfeited	(45,858)	7.78

Nonvested at December 31, 2006	323,877	8.58	7.8 Years	—

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’s)

2004	494,700	$4,356
2005	208,612	1,917
2006	30,682	274

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2006, 2005 and 2004, respectively:

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2006	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	86,629	$3.04-$16.34	2.5 Years	86,629	$3.04-$16.34
1999 Plan	103,558	$2.81-$19.29	7.5 Years	41,681	$2.81-$19.29
2003 Plan	733,000	$12.51-$18.80	7.6 Years	517,000	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	6.8 Years	88,000	$12.75-$14.32

	1,057,187	$2.81-$19.29	7.0 Years	733,310	$2.81-$19.29

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2005	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	116,131	$3.04-$16.34	3.2 Years	116,131	$3.04-$16.34
1999 Plan	127,853	$2.81-$18.98	8.6 Years	28,443	$2.81-$18.98
2003 Plan	764,100	$12.51-$18.80	8.7 Years	412,800	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	7.8 Years	65,000	$12.75-$14.32

	1,142,084	$2.81-$18.98	8.0 Years	622,374	$2.81-$18.98

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31, 2004	Exercise Price	Contractual Life	Exercisable	Exercise Price

1992 Plan	216,633	$3.04-$16.34	3.5 Years	215,883	$3.04-$16.34
1999 Plan	83,894	$2.81-$16.34	7.9 Years	26,791	$2.81-$16.34
2003 Plan	736,000	$12.51-$18.04	9.1 Years	381,400	$12.51-$18.04
Inducements	155,000	$12.75-$14.75	8.7 Years	57,000	$12.75-$14.75

	1,191,527	$2.81-$16.34	8.0 Years	681,074	$2.81-$18.04

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2006:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$2.81-$3.61	37,750	37,750
$3.62-$5.41	36,605	36,605
$10.82-$12.63	194,240	187,610
$12.64-$14.43	550,200	277,400
$14.44-$16.24	75,480	61,550
$16.25-$18.04	54,025	54,025
$18.05-$19.29	108,887	78,370

	1,057,187	733,310

In 2006, the Company granted 10,000 shares of restricted stock to two employees pursuant to its 1999 and 2003 Stock Incentive Plan for $0.01 per share. Vesting of the restricted stock is subject to continued employment. For 5,000 shares of the restricted stock, 1,000 shares vested on the date of grant and the remaining 4,000 shares were to vest in equal installments on the following four anniversaries of the date of grant. During the third quarter, the employee’s employment terminated and the non-vested shares were rescinded. For the remaining 5,000 shares granted to another employee, the shares vest in equal quarterly installments over five years beginning March 31, 2007. Compensation expense for these grants totaling $16,679 was recognized in 2006 based on the estimated fair value per share on the dates of grant allocated over the vesting periods. The weighted-average grant-date fair value for the restricted stock granted was $13.76 per share.

10.	Preferred Stock

The Board is empowered, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences and limitations of each series. There are no provisions in the Company’s Articles of Incorporation specifying the vote required by the holders of preferred stock to take action. All such provisions would be set out in the designation of any series of preferred stock established by the Board. The bylaws of the Company specify that, when a quorum is present at any meeting, the vote of the holders of at least a majority of the outstanding shares entitled to vote who are present, in person or by proxy, shall decide any question brought before the meeting, unless a different vote is required by law or the Company’s Articles of Incorporation. Because the Board has the power to establish the preferences and rights of each series, it may afford the holders of any series of preferred stock, preferences, powers, and rights, voting or otherwise, senior to the right of holders of common stock. The issuance of the preferred stock could have the effect of delaying or preventing a change in control of the Company.

11.	Common Stock

In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company’s outstanding common stock. As of December 31, 2006, there are 49,963 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Board considers advisable. During the years ended December 31, 2006, 2005 and 2004, the Company purchased 404,952, 489,282 and 373,403 shares, respectively, of its common stock on the open market for $5.5 million, $8.0 million and $5.6 million , respectively.

The following table shows the purchases for 2006 by quarter:

			Average
	Number of	Costs*	Price
Period	Shares	(000’s)	Per Share

January 1 — March 31, 2006	48,900	$860	$17.58
April 1 — June 30, 2006	82,318	1,212	$14.73
July 1 — September 30, 2006	173,734	2,275	$13.10
October 1 — December 31, 2006	100,000	1,175	$11.75

	404,952	$5,522	$13.64

* Inclusive of commissions.

12.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2006, 2005 and 2004.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $12.0 million, $10.8 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2006 are as follows (in thousands):

2007	$11,234
2008	7,921
2009	5,836
2010	3,125
2011	3,295
Thereafter	130

$31,541

Employment Agreements

At December 31, 2006, the Company had outstanding employment agreements with two of its executive officers. The agreements were effective November 1, 2004 and originally provided for annual salaries of $325,000 each, subject to annual adjustments, and were to expire on November 1, 2007, provided however,

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that effective on the first and second anniversary of the effective date, the term was automatically be extended for an additional year (up to a maximum term, with such extensions, of five years) unless either party notified the other on or before such anniversary dates that such party has elected not to extend such term. Since no notice was given, the current expiration date of the agreements is November 1, 2009. Effective February 27, 2006, the annual salary for the two executive officers was increased to $341,250 each. Effective January 7, 2007, the current salary for one executive officer is $355,000 and for the other is $345,000.

The Company also had outstanding consulting agreements with a director who was a former employee for $50,000 annually for a term extending through November 14, 2007.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $14.3 million in 2007, $4.6 million in 2008 and $2.1 in the aggregate from 2009 through 2011 In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

14.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands, except per share data)

	2006	2005	2004

Numerator:
Net income	$6,296	$8,791	$6,678

Numerator for basic earnings per share	6,296	8,791	6,678
Effect of dilutive securities:
Interest on convertible subordinated notes payable	—	—	45

Numerator for diluted earnings per share — income available to common shareholders after assumed conversions	$6,296	$8,791	$6,723

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,690	11,923	11,916
Effect of dilutive securities:
Stock options	41	152	262
Convertible subordinated notes payable	—	—	253

Dilutive potential common shares	41	152	515
Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,731	12,075	12,431

Basic earnings per common share	$0.54	$0.74	$0.56

Diluted earnings per common share	$0.54	$0.73	$0.54

Options to purchase 234,272, 67,471 and 355,005 shares for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

	2006
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$32,908	$34,050	$32,806	$33,612
Income before taxes, continuing operations	$2,748	$4,108	$3,033	$3,361
Net income from continuing operations	$1,706	$2,527	$1,874	$2,086
Earnings per common share:
Basic	$0.14	$0.22	$0.16	$0.18
Diluted	$0.14	$0.22	$0.16	$0.18
Shares used in computation:
Basic	11,824	11,754	11,675	11,511
Diluted	12,036	11,894	11,801	11,551

	2005
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$28,631	$31,451	$32,354	$31,728
Income before taxes, continuing operations	$3,040	$4,631	$4,270	$2,974
Net income from continuing operations	$1,899	$2,858	$2,595	$1,826
Earnings per common share:
Basic	$0.16	$0.24	$0.22	$0.15
Diluted	$0.16	$0.24	$0.21	$0.15
Shares used in computation:
Basic	11,963	11,913	11,982	11,836
Diluted	12,108	12,065	12,140	11,985

	2004
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$26,186	$28,261	$27,497	$27,752
Income before taxes, continuing operations	$2,340	$3,503	$1,654	$3,000
Net income from continuing operations	$1,456	$2,163	$1,019	$1,861
Earnings per common share:
Basic	$0.13	$0.19	$0.08	$0.15
Diluted	$0.12	$0.18	$0.08	$0.15
Shares used in computation:
Basic	11,472	11,509	12,328	12,348
Diluted	12,364	12,365	12,530	12,506

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes made in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included at page 33.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements.  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules.  See page 68 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s S-8 dated February 10, 2003 — Reg. No. 333-103057 — and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10K for the year ended December 31,2002 and incorporated herein by reference.]
10	.14+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
10	.15+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
     (Registrant)

By:	/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

By:	/s/ Jon C. Bates
Jon C. Bates
Vice President/Controller

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By: /s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)
By: /s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)
By: /s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board
By: /s/ Mark J. Brookner Mark J. Brookner	Vice Chairman of the Board
By: /s/ Bruce D. Broussard Bruce D. Broussard	Director
By: /s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director
By: /s/ Marlin W. Johnston Marlin W. Johnston	Director
By: /s/ Livingston Kosberg Livingston Kosberg	Director
By: /s/ Jerald Pullins Jerald Pullins	Director
By: /s/ Albert L. Rosen Albert L. Rosen	Director
By: Clayton Trier	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries referred to in our report dated March 14, 2007, which is included in this Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Houston, Texas
March 14, 2007

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deduction
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,621	$2,197	—	$2,251	(1)	$1,567
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,447	$1,446	—	$2,272	(1)	$1,621
YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,456	$1,293	—	$2,302	(1)	$2,447

(1)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

EXHIBIT INDEX

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s S-8 dated February 10, 2003 — Reg. No. 333-103057 — and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.14+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
10	.15+	Employment Agreement, dated October 13, 2003, between U.S. Physical Therapy, Inc. and Christopher Reading [filed as an exhibit to the Company’s Form 8-K dated October 18, 2003 and incorporated herein by reference.]
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Number		Description

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.