Form 10-Q
period 2007-03-31
U S PHYSICAL THERAPY INC /NV
filed 2007-05-10
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
As of May 8, 2007, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,547,112.

ITEM 1. FINANCIAL STATEMENTS.
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,093	$10,952
Marketable securities — available for sale	1,460	500
Patient accounts receivable, less allowance for doubtful accounts of $1,669 and $1,567, respectively	21,873	21,503
Accounts receivable — other	602	775
Other current assets	2,067	2,251

Total current assets	39,095	35,981

Fixed assets:
Furniture and equipment	24,098	23,718
Leasehold improvements	15,554	15,226

	39,652	38,944
Less accumulated depreciation and amortization	26,618	25,573

	13,034	13,371
Goodwill	21,082	20,997
Other assets	1,591	1,108

	$74,802	$71,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,059	$1,601
Accrued expenses	9,031	7,007
Current portion of notes payable	537	562

Total current liabilities	10,627	9,170
Notes payable	656	797
Deferred rent	1,239	1,273
Other long-term liabilities	717	829

Total liabilities	13,239	12,069

Minority interests in subsidiary limited partnerships	3,723	3,871

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,750,849 and 13,681,849, shares issued, respectively	138	137
Additional paid-in capital	36,797	36,304
Retained earnings	52,533	50,704
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	57,840	55,517

	$74,802	$71,457

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net patient revenues	$34,276	$32,908
Management contract revenues	318	569
Other revenues	26	26

Net revenues	34,620	33,503

Clinic operating costs:
Salaries and related costs	17,916	17,287
Rent, clinic supplies, contract labor and other	7,429	7,013
Provision for doubtful accounts	631	532

	25,976	24,832

Corporate office costs	4,357	4,515

Operating income from continuing operations	4,287	4,156

Interest and investment income, net	41	82
Loss in unconsolidated joint venture	—	(21)
Minority interests in subsidiary limited partnerships	(1,315)	(1,469)

Income before income taxes from continuing operations	3,013	2,748
Provision for income taxes	1,169	1,042

Net income from continuing operations	1,844	1,706

Discontinued operations:
(Loss) income from discontinued operations	(24)	(338)
Tax benefit (expense) from discontinued operations	9	116

	(15)	(222)

Net income	$1,829	$1,484

Earnings per share:
Basic — income from continuing operations	$0.16	$0.14
Basic — (loss) income from discontinued operations	(0.00)	(0.01)

Total basic earnings per common share	$0.16	$0.13

Diluted — income from continuing operations	$0.16	$0.14
Diluted — (loss) income from discontinued operations	(0.00)	(0.02)

Total diluted earnings per common share	$0.16	$0.12

Shares used in computation:
Basic earnings per common share	11,501	11,824

Diluted earnings per common share	11,589	12,036

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$1,829	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,125	1,090
Minority interests in earnings of subsidiary limited partnerships	1,315	1,444
Provision for doubtful accounts	631	566
Equity-based awards compensation expense	257	222
Loss on sale or abandonment of assets	6	12
Tax benefit from exercise of stock options	(9)	(10)
Recognition of deferred rent subsidies	(130)	(103)
Deferred income taxes	81	471
Changes in operating assets and liabilites:
Increase in patient account receivable	(1,001)	(1,218)
(Increase) decrease in accounts receivable — other	173	(137)
Increase in other assets	(396)	(107)
Increase in accounts payable and accrued expenses	1,526	1,313
(Decrease) increase in other liabilities	(7)	103

Net cash provided by operating activities	5,400	5,130

INVESTING ACTIVITIES
Purchase of fixed assets	(784)	(1,480)
Purchase of business	—	(54)
Acquisitions of minority interest, included in goodwill	(129)	(800)
Purchase of marketable securities — available for sale	(1,600)	(100)
Proceeds on sale of marketable securities — available for sale	640	—
Proceeds on sale of fixed assets	6	—

Net cash used in investing activities	(1,867)	(2,434)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(1,463)	(1,030)
Repurchase of common stock	—	(860)
Payment of notes payable	(166)	(68)
Excess tax benefit from stock options exercised	9	10
Proceeds from exercise of stock options	228	11

Net cash used in financing activities	(1,392)	(1,937)

Net increase (decrease) in cash and cash equivalents	2,141	759
Cash and cash equivalents — beginning of period	10,952	12,352

Cash and cash equivalents — end of period	$13,093	$13,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$109	$256
Interest	$29	$11
See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance December 31, 2006	13,682	$137	$36,304	$50,704	(2,215)	$(31,628)	$55,517
Proceeds from exercise of stock options	18	1	227	—	—	—	228
Tax benefit from exercise of stock options	—	—	9	—	—	—	9
Issuance of restricted stock	51	—	—	—	—	—	—
Amortization of restricted stock	—	—	21	—	—	—	21
Equity-based compensation expense	—	—	236	—	—	—	236
Net income	—	—	—	1,829	—	—	1,829

Balance March 31, 2007	13,751	$138	$36,797	$52,533	(2,215)	$(31,628)	$57,840

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. During the quarter ended March 31, 2007, we opened three new clinics and closed two, therefore, ending the quarter with 293 clinics. In 2007, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We also continue to evaluate acquisition opportunities.
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report contain all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2006.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the minority limited partnership interest, typically owned by the managing therapist, are recorded within the balance sheets and income statements as minority interests in subsidiary limited partnerships.
Wholly-Owned Facilities
For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheet.
Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $8.3 million and $4.2 million in highly liquid investments included in cash and cash equivalents at March 31, 2007 and December 31, 2006, respectively.

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes this risk is not significant.
Marketable Securities
Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of March 31, 2007 and December 31, 2006, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity. Since the fair value of the marketable securities – available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported.
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
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics on behalf of the Company. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate.
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
Since 1999, reimbursement for outpatient therapy services has been made according to a fee schedule published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical and/or occupational therapy (including speech-language pathology) to any one patient was initially limited to $1,500 (the “Medicare Cap or Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a

moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps do not apply. The Medicare Limit for 2006 was $1,740.
In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare and Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications (as more fully defined in the February 15, 2006 Medicare Fact Sheet). The exception process allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualified for an automatic exception to the Medicare Cap if the condition or complexity has a direct and significant impact on the course of therapy being provided and the additional treatment was medically necessary. The exception process further provided that manual exceptions could be granted if the condition or complexity did not allow for an automatic exception, but was believed to require medically necessary services. This exception process adopted as part of the DRA was scheduled to expire on December 31, 2006.
In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extends the Medicare Cap exceptions process for 2007. The Medicare Cap continues to apply in 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions process for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Thus, as of January 1, 2007, all services that require exceptions to the Medicare Cap are processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remains the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in lost revenues to the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2007. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2007.

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
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a model for how a company is to recognize, measure, present and disclose in its financial statements uncertain positions that a company has taken or plans to take on a future tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.
The Company did not have any unrecognized tax benefits for Federal, state and local tax jurisdictions. As a result there was no effect on our financial condition or results of operations as a result of implementing FIN 48 as of March 31, 2007.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are to be classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
Fair Values of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts for marketable securities – available for sale approximate the fair value on the respective balance sheet dates.
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

Reclassifications
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority limited partners within the line item in the balance sheets and income statements entitled – minority interests in subsidiary limited partnerships. The earnings allocated to the minority limited partners are shown as an adjustment to net income in the statements of cash flows. The payments of the distributions related to these allocated earnings are shown as use of cash in the financing activities section of the statement of cash flows. In prior years, based upon an interpretation of the Emerging Issues Task Force issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44”, the Company reported the earnings allocated to minority limited partners for partnerships formed after January 18, 2001 as clinic costs – salaries and related expense. After a detailed review of our previous accounting policy and our Clinic Partnerships, management has determined that reporting such amounts in this line item was incorrect. The effect of reclassifying the prior period financials statements did not change total assets, shareholders’ equity, net income or earnings per share. The minority interests previously recorded as expense in clinic costs – salaries and related, after reclassification, have the effect of increasing operating income from continuing operations by $243,000 for the three months ended March 31, 2006 and increasing minority interest in subsidiary limited partnerships by $687,000 at March 31, 2006.
In addition, reclassification has been made to prior period amounts to reflect the effects of the presentation of auction rate securities as marketable securities rather than cash and cash equivalents in the Consolidated Statement of Cash Flows for the three months March 31, 2006. The Consolidated Statement of Cash Flows reflects the activity in the marketable securities – available for sale for such period. Since the fair value of the marketable securities – available for sale equals the cost basis, there is no effect on current assets, total assets, net income or comprehensive income.
In accordance with current accounting literature, the results of operations and closure costs for the 31 clinics closed in 2006 and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of tax benefit.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three months March 31, 2006:

	Three Months Ended March 31, 2006
	As Previously
	Reported (1)	Reclasses		As Reclassed
Statement of Net Income
Net revenue	$34,656	$(1,153	) (2)	$33,503
Clinic operating costs	26,591	(1,759	) (3)	24,832
Corporate office costs	4,515			4,515

Operating income from continuing operations	3,550			4,156
Interest and investment income, net	82			82
Loss in unconsolidated joint venture	(21)			(21)
Minority interest in subsidiary limited partnerships	(1,201)	(268)		(1,469)

Income before income taxes from continuing operations	2,410			2,748
Provision for income taxes	926	116		1,042

Net income from continuing operations	1,484			1,706
Loss (income) from discontinued operations, net of tax	—	(222)		(222)

Net income	$1,484	$—		$1,484

Statement of Cash Flows
Net cash provided by operating activities	$4,981	$149	(4)	$5,130
Net cash used in investing activities	(2,334)	(100	) (5)	(2,434)
Net cash used in financing activities	(1,788)	(149	) (6)	(1,937)

Net increase in cash and cash equivalents	859	(100)		759
Cash and cash equivalents — beginning of period	15,002	(2,650	) (7)	12,352

Cash and cash equivalents — end of period	$15,861	$(2,750)		$13,111

Footnotes on following page.

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended March 31, 2006.

(2)	Includes revenues related to closed clinics.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs -

salaries and related costs of $243,000 and costs related to Discontinued Operations of $1,516,000.

(4)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $243,000 offset by change in compensation liability of $94,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(5)	Includes purchase of marketable securities of $100,000.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.

(7)	Represents marketable securities previously reported as cash and cash equivalents.
Stock Options and Restricted Stock
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payment granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the three months ended March 31, 2007.
The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the three months ended March 31, 2007 and 2006 by $145,000, or $0.01 per diluted share, and $137,000, or $0.01 per diluted share, respectively. As of March 31, 2007, the future pre-tax expense of nonvested stock options is $2.3 million to be recognized in the remainder of 2007 through 2010.
In the first quarter of 2007, the Company granted 51,000 shares of restricted stock to employees pursuant to its 1999 Stock Incentive Plan for $0.01 per share. The restricted stock is subject to continued employment by the employees and will vest in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock will be recognized based on the fair value of $14.43 per share on the date of grant. The total compensation of $0.7 million for these 51,000 shares will be recognized in 2007 through early 2012. For the first quarter of 2007, compensation expense for restricted stock grants, including shares of restricted stock granted in 2006, was $21,000. There was no compensation expense related to restricted stock for the first quarter 2006.
Recently Promulgated Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the statement on the Company. Management does not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”),” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to provide the provisions of SFAS No. 157. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial statements. Management does not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income from continuing operations	$1,844	$1,706
Net loss from discontinued operations	(15)	(222)

Net income	$1,829	$1,484

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,501	11,824
Effect of dilutive securities:
Stock options	88	212

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	11,589	12,036

Earnings per share:
Basic — income from continuing operations	$0.16	$0.14
Basic — loss from discontinued operations	—	(0.01)

Total basic earnings per share	$0.16	$0.13

Diluted — income from continuing operations	$0.16	$0.14
Diluted — loss from discontinued operations	—	(0.02)

Total diluted earnings per share	$0.16	$0.12

Options to purchase 456,000 and 125,000 shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
3. ACQUISITIONS
Acquisition of Business
On November 17, 2006, the Company acquired a majority interest in an eight-clinic practice located in Arizona (“Arizona Acquisition”). The Company acquired a 65% interest with the existing partner retaining a 35% interest. The Company paid $5,959,000, consisting of a three-year note payable in the amount of $877,500 and cash of $5,081,500. In addition, the Company incurred $70,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results with a three-year period following the acquisition. Any contingent payments made will increase goodwill.
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
The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing an acquisition.
Unaudited proforma consolidated financial information for this acquisition has not been included as the results were not material to current operations.

Acquisitions of Minority Interests
During the first quarter of 2007, the Company purchased the minority interest in three limited partnerships in separate transactions for an aggregate purchase price of $161,000. The purchases yielded $129,000 of goodwill related to one of the partnerships and the remaining $32,000 represented payment of undistributed earnings to the minority limited partners.
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
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Quarter
Ended
March 31,
2007
Beginning balance	$20,997
Goodwill acquired during the year	129
Adjustment	(44)

Ending balance	$21,082

4. CLOSURE COSTS AND DISCONTINUED OPERATIONS
After a thorough review of the Company’s clinics, management decided to close 28 unprofitable clinics in the third quarter of 2006. Previously, during the second quarter of 2006, three clinics were closed. The operating results of these 31 locations have been reported as discontinued operations for all periods presented as required by SFAS 144. The following are the net revenues and pre-tax losses reported for these locations (in thousands):

Quarter
Ended
March 31,
2006
Net revenues	$1,153
Pre-tax loss	$(338)
The accrual balance at December 31, 2006, which consisted of lease commitments for the closed clinics, and the accrual balance and activity for the three months ended March 31, 2007 are as follows (in thousands):

	Dec 31, 2006			Mar 31, 2007
Type of Cost	Balance	Additions	Activity	Balance
Lease obligations	$829	$24	$(252)	$601

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements. The cash flow impact of these 31 clinics is deemed immaterial for the consolidated statements of cash flows.

5. NOTES PAYABLE
Notes payable as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006
Promissory note payable in quarterly installments of $73,125 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	$804	$877
Promissory note payable in quarterly installments of $41,667 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	208	250
Promissory note payable in quarterly installments of $25,809 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	181	232

	1,193	1,359
Less current portion	(537)	(562)

	$656	$797

In connection with the Arizona Acquisition, the Company incurred a note payable in the amount of $877,500, payable in equal quarterly principal installments of $73,125 beginning March 1, 2007 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on November 17, 2009.
In connection with the acquisition of three physical and occupational therapy clinics located in New Jersey on May 18, 2005, the Company incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.
In connection with the acquisition of two physical therapy clinics located in Alaska on December 19, 2005, the Company incurred a note payable in the amount of $309,710, payable in equal quarterly principal installments of $25,809 beginning April 1, 2006 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on December 19, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and occupational therapy clinics that provide preventive, curative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At March 31, 2007, we operated 293 outpatient physical and occupational therapy clinics in 41 states. Of these operating clinics, we have developed 274 and acquired 19. During the first quarter of 2007, we added three new clinics and closed two. To date, we have opened 361 facilities, acquired 19 clinics, sold seven clinics, closed 76 facilities and consolidated four clinics with other existing clinics. The average age of our clinics at March 31, 2007 was 5.4 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with three third-party facilities under management as of March 31, 2007.
Selected Operating and Financial Data
During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for one clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit. In addition, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority interests limited partners within the line item in the statement of net income entitled – minority interests in subsidiary limited partnerships and of presenting auction rate securities as marketable securities rather than cash and cash equivalents.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three months ended March 31, 2006:

	Three Months Ended March 31, 2006
	As Previously
	Reported (1)	Reclasses		As Reclassed
Statement of Net Income
Net revenue	$34,656	$(1,153	) (2)	$33,503
Clinic operating costs	26,591	(1,759	) (3)	24,832
Corporate office costs	4,515			4,515

Operating income from continuing operations	3,550			4,156
Interest and investment income, net	82			82
Loss in unconsolidated joint venture	(21)			(21)
Minority interest in subsidiary limited partnerships	(1,201)	(268)		(1,469)

Income before income taxes from continuing operations	2,410			2,748
Provision for income taxes	926	116		1,042

Net income from continuing operations	1,484			1,706
Loss (income) from discontinued operations, net of tax	—	(222)		(222)

Net income	$1,484	$—		$1,484

Statement of Cash Flows
Net cash provided by operating activities	$4,981	$149	(4)	$5,130
Net cash used in investing activities	(2,334)	(100	) (5)	(2,434)
Net cash used in financing activities	(1,788)	(149	) (6)	(1,937)

Net increase in cash and cash equivalents	859	(100)		759
Cash and cash equivalents — beginning of period	15,002	(2,650	) (7)	12,352

Cash and cash equivalents — end of period	$15,861	$(2,750)		$13,111

Footnotes on following page.

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended March 31, 2006.

(2)	Includes revenues related to closed clinics.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs -

salaries and related costs of $243,000 and costs related to Discontinued Operations of $1,516,000.

(4)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $243,000 offset by change in compensation liability of $94,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(5)	Includes purchase of marketable securities of $100,000.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.

(7)	Represents marketable securities previously reported as cash and cash equivalents.
The following table and discussion relates to continuing operations unless otherwise noted. Mature Clinics in the following discussion relates to clinics opened or acquired before March 31, 2006 and not closed in 2006.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31,
	2007	2006
Number of clinics, at the end of period	293	266
Working Days	64	64
Average visits per day per clinic	19.1	20.5
Total patient visits	359,032	338,669

Net patient revenue per visit	$95.47	$97.17
Statement of operations per visit:
Net revenues	$96.43	$98.92
Salaries and related costs	49.90	51.04
Rent, clinic supplies, contract labor and other	20.69	20.71
Provision for doubtful accounts	1.76	1.57

Contribution from clinics	24.08	25.60
Corporate office costs	12.14	13.33

Operating income from continuing operations	$11.94	$12.27

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
•	Net revenues increased to $34.6 million for the three months ended March 31, 2007 (“2007 First Quarter”) from $33.5 million for the three months ended March 31, 2006 (“2006 First Quarter”) due to a 6.0% increase in patient visits from 339,000 to 359,000 which was partially offset by a $1.70 decrease from $97.17 to $95.47 in net patient revenue per visit. Effective January 1, 2007, the reimbursement rate by Medicare for outpatient rehabilitation was cut by approximately 6.0%. Medicare comprised 19% of the Company’s charges in the 2007 First Quarter.

•	Net income (inclusive of discontinued operations) was $0.16 per diluted share for the 2007 First Quarter as compared to $0.12 for the 2006 First Quarter. Net income (inclusive of discontinued operations) for the 2007 First Quarter was $1.8 million versus $1.5 million for the same period last year. The 2007 First Quarter includes a loss from discontinued operations of $15,000, versus $0.2 million, or $0.02 per diluted share for the 2006 First Quarter. Total diluted shares were 11.6 million for the 2007 First Quarter and 12.0 million for the 2006 First Quarter.

Net Patient Revenues
•	Net patient revenues increased to $34.3 million for the 2007 First Quarter from $32.9 million for the 2006 First Quarter, an increase of $1.4 million, or 4.2%, due to a 6.0% increase in patient visits to 359,000 which was offset partially by a $1.70 decrease in net patient revenues per visit to $95.47 from 97.17.

•	Total patient visits increased 20,000 or 6.0%, to 359,000 for the 2007 First Quarter from 339,000 for the 2006 First Quarter. The growth in visits was attributable to an increase of approximately 23,000 visits in clinics opened or acquired between April 1, 2006 and March 31, 2007 (the “New Clinics”) offset by a slight decrease of 3,000 for Mature Clinics. The slight visits decline was attributable to clinics located in Michigan as the rest of the Mature Clinics collectively achieved an increase in same store visits.

•	Net patient revenues from New Clinics were approximately $2.4 million. The offsetting decrease of $1.0 million in net patient revenues was from Mature Clinics. Of the $1.0 million decrease, a $0.7 million increase related to clinics opened in the 2006 First Quarter and a $1.7 million decrease related to clinics opened prior to January 1, 2006 (excluding those clinics closed in 2006).
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
Clinic Operating Costs
Clinic operating costs as a percent of net revenues were 75.0% for the 2007 First Quarter and 74.1% for the 2006 First Quarter.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $17.9 million for the 2007 First Quarter from $17.3 million for the 2006 First Quarter, an increase of $0.6 million, or 3.6%. Of the $0.6 million increase, costs of $1.2 million were incurred at the New Clinics which was offset by a decrease of $0.6 million at the Mature Clinics. Salaries and related costs as a percent of net revenues remained at 52.0% for the 2007 First Quarter and 2006 First Quarter.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $7.4 million for the 2007 First Quarter from $7.0 million for the 2006 First Quarter, an increase of $0.4 million, or 5.9%. Approximately $0.7 million was incurred at the New Clinics and a decrease of $0.3 million was achieved at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percent of net revenues was 21.5% for the 2007 First Quarter and 20.9% for the 2006 First Quarter.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts increased to $0.6 million for the 2007 First Quarter from $0.5 million for the 2006 First Quarter, an increase of $0.1 million or 18.6%. The provision for doubtful accounts as a percent of net patient revenues was 1.8% for the 2007 First Quarter and 1.6% for the 2006 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 7.1% at March 31, 2007, as compared to 6.8% at December 31, 2006.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, decreased slightly to $4.4 million, or 12.6% of net revenues, for the 2007 First Quarter from $4.5 million, or 13.5% or net revenues, for the 2006 First Quarter.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships decreased to $1.3 million for the 2007 First Quarter from $1.5 million for the 2006 First Quarter. Minority interest as a percentage of operating income before corporate office costs decreased to 15.2% for the 2007 First Quarter as compared to 16.9% for the 2006 First Quarter. Since the 2006 First Quarter, the Company has purchased the minority interest of five limited partnerships.

Provision for Income Taxes
The provision for income taxes increased to $1.2 million for the 2007 First Quarter from $1.0 million for the 2006 First Quarter, an increase of approximately $0.2 million, or 12.2% as a result of higher pre-tax income before discontinued operations. During the 2007 First Quarter, we accrued state and federal income taxes at an effective tax rate of 38.8% versus 37.9% for the 2006 First Quarter.
Loss from Discontinued Operations
During 2006, the Company closed 31 clinics and sold one. For those clinics, the Company incurred $15,000, net of tax benefit, in additional closure costs during the 2007 First Quarter and incurred loss from operations from those clinics of $222,000, net of tax benefit, during the 2006 First Quarter. The operating results of these two clinics were not material to the operations of the Company, and therefore, the results of these clinics were not classified and reported as discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements. At March 31, 2007, we had $14.6 million in cash and cash equivalents and marketable securities – available for sale (“Cash Equivalents Available”) compared to $11.5 million at December 31, 2006. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our Cash Equivalents Available are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least March 2008. Any large acquisition would probably be financed with debt. Included in cash and cash equivalents at March 31, 2007 were $6.6 million in a money market fund and $1.7 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.
Cash Equivalents Available increased $3.1 million from December 31, 2006 to March 31, 2007 due primarily to cash provided by operating activities of $5.4 million, offset primarily by $0.8 million used for the purchase of fixed assets, $1.5 million used for distributions to minority investors in subsidiary limited partnerships, $0.2 million used for payment of principal on notes payable, and $0.1 million used for the purchase of minority interests.
At March 31, 2007, we had $0.6 million in accrued expenses related to lease commitments for closed clinics. This amount will be paid over the next twelve months.
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
Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and notes. We believe that existing funds and the availability of funds under the Credit Agreement, supplemented by cash flows from existing operations, will be sufficient to meet our current operating needs, development plans and any purchases of minority interests through at least March 2008. Any large acquisition would probably be financed with debt.
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

In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable with the sellers in the amount of $877,500 payable in equal quarterly principal installments of $73,125, beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007.
In conjunction with the acquisition of the three-clinic practice in New Jersey in May 2005, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for each of the three facilities. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year and such amount was added to goodwill.
In conjunction with the acquisition of the two-clinic practice in Alaska in December 2005, we entered into a note payable with the sellers in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, December 19, 2008. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a 5-year lease for one of the facilities and assumed a lease expiring September 30, 2009 on the other facility.
Since September 2001, the Board of Directors (“Board”) has authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of March 31, 2007, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. The Company did not purchase any shares of its common stock during the 2007 First Quarter.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of March 31, 2007, we had 293 clinics in operation, three of which were opened in the 2007 First Quarter. We expect to incur initial operating losses from new clinics opened in 2007 and late 2006. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in late 2006 would favorably impact our results of operations beginning in late 2007.

FORWARD LOOKING STATEMENTS
We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	salary costs and personnel productivity;

•	failure of our clinics to maintain their Medicare certification status or changes in Medicare guidelines;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-down or write-off of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	future acquisitions; and

•	weather and other seasonal factors.
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.
(a) Exibits

EXHIBIT
NO.	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: May 9, 2007	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith