Form 10-Q
period 2007-06-30
U S PHYSICAL THERAPY INC /NV
filed 2007-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___TO ___
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
☐ Yes       ☑ No
As of August 6, 2007, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,603,337.

ITEM 1. FINANCIAL STATEMENTS.
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$11,968	$10,952
Marketable securities — available for sale	1,900	500
Patient accounts receivable, less allowance for doubtful accounts of $1,745 and $1,567, respectively	22,328	21,503
Accounts receivable — other	793	775
Other current assets	2,031	2,251

Total current assets	39,020	35,981

Fixed assets:
Furniture and equipment	24,650	23,718
Leasehold improvements	16,171	15,226

	40,821	38,944
Less accumulated depreciation and amortization	27,628	25,573

	13,193	13,371
Goodwill	21,082	20,997
Other assets	1,585	1,108

	$74,880	$71,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$696	$1,601
Accrued expenses	6,440	7,007
Current portion of notes payable	537	562

Total current liabilities	7,673	9,170
Notes payable	516	797
Deferred rent	1,256	1,273
Other long-term liabilities	730	829

Total liabilities	10,175	12,069

Minority interests in subsidiary limited partnerships	3,994	3,871

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,800,074 and 13,681,849, shares issued, respectively	138	137
Additional paid-in capital	37,365	36,304
Retained earnings	54,836	50,704
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	60,711	55,517

	$74,880	$71,457

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net patient revenues	$35,171	$34,050	$69,447	$66,958
Management contract revenues	284	570	602	1,139
Other revenues	4	9	30	35

Net revenues	35,459	34,629	70,079	68,132

Clinic operating costs:
Salaries and related costs	18,072	17,492	35,988	34,779
Rent, clinic supplies, contract labor and other	7,629	6,669	15,058	13,682
Provision for doubtful accounts	406	439	1,037	971

	26,107	24,600	52,083	49,432

Corporate office costs	4,136	4,487	8,493	9,002

Operating income from continuing operations	5,216	5,542	9,503	9,698

Interest and investment income, net	73	85	114	167
Loss in unconsolidated joint venture	—	(10)	—	(31)
Minority interests in subsidiary limited partnerships	(1,467)	(1,509)	(2,782)	(2,978)

Income before income taxes from continuing operations	3,822	4,108	6,835	6,856
Provision for income taxes	1,465	1,581	2,634	2,623

Net income from continuing operations	2,357	2,527	4,201	4,233

Discontinued operations:
(Loss) income from discontinued operations	(86)	(586)	(110)	(924)
Tax benefit (expense) from discontinued operations	32	215	41	331

	(54)	(371)	(69)	(593)

Net income	$2,303	$2,156	$4,132	$3,640

Earnings per share:
Basic — income from continuing operations	$0.20	$0.21	$0.36	$0.36
Basic — (loss) income from discontinued operations	—	(0.03)	—	(0.05)

Total basic earnings per common share	$0.20	$0.18	$0.36	$0.31

Diluted — income from continuing operations	$0.20	$0.21	$0.36	$0.35
Diluted — (loss) income from discontinued operations	—	(0.03)	—	(0.05)

Total diluted earnings per common share	$0.20	$0.18	$0.36	$0.30

Shares used in computation:
Basic earnings per common share	11,559	11,754	11,530	11,788

Diluted earnings per common share	11,648	11,894	11,616	11,965

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,132	$3,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,283	2,220
Minority interests in earnings of subsidiary limited partnerships	2,782	2,954
Provision for doubtful accounts	1,132	1,024
Equity-based awards compensation expense	580	464
Loss on sale or abandonment of assets	22	71
Tax benefit from exercise of stock options	(109)	(10)
Recognition of deferred rent subsidies	(242)	(204)
Deferred income taxes	102	495
Closure costs — write-off of goodwill	—	54
Changes in operating assets and liabilities:
Increase in patient account receivable	(1,957)	(1,601)
Increase in accounts receivable — other	(18)	(1)
Increase in other assets	(392)	(52)
Decrease in accounts payable and accrued expenses	(1,428)	(140)
Increase in other liabilities	235	229

Net cash provided by operating activities	7,122	9,143
INVESTING ACTIVITIES
Purchase of fixed assets	(2,102)	(2,928)
Purchase of business	—	(54)
Acquisitions of minority interest, included in goodwill	(129)	(1,099)
Purchase of marketable securities — available for sale	(2,040)	(100)
Proceeds on sale of marketable securities — available for sale	640	1,200
Proceeds on sale of fixed assets	8	5

Net cash used in investing activities	(3,623)	(2,976)
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(2,659)	(2,779)
Repurchase of common stock	—	(2,072)
Payment of notes payable	(306)	(136)
Excess tax benefit from stock options exercised	109	10
Proceeds from exercise of stock options	373	22

Net cash used in financing activities	(2,483)	(4,955)
Net increase (decrease) in cash and cash equivalents	1,016	1,212
Cash and cash equivalents — beginning of period	10,952	12,352

Cash and cash equivalents — end of period	$11,968	$13,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,685	$2,383
Interest	$50	$21
See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance December 31, 2006	13,682	$137	$36,304	$50,704	(2,215)	$(31,628)	$55,517
Proceeds from exercise of stock options	47	1	372	—	—	—	373
Tax benefit from exercise of Stock options	—	—	109	—	—	—	109
Issuance of restricted stock	71	—	—	—	—	—	—
Amortization of restricted stock	—	—	90	—	—	—	90
Equity-based compensation expense	—	—	490	—	—	—	490
Net income	—	—	—	4,132	—	—	4,132

Balance June 30, 2007	13,800	$138	$37,365	$54,836	(2,215)	$(31,628)	$60,711

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
We continue to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. During the six months ended June 30, 2007, we opened nine new clinics, of which five were Clinic Partnerships, and closed three, therefore, ending June 2007 with 298 clinics. In 2007, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. We also continue to evaluate acquisition opportunities.
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
Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2006.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the minority limited partnership interest, typically owned by the managing therapist, are recorded within the balance sheets and income statements as minority interests in subsidiary limited partnerships.
Wholly-Owned Facilities
For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs — salaries and related costs. The respective liability is included in current liabilities — accrued expenses on the balance sheet.

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $8.5 million and $4.2 million in highly liquid investments included in cash and cash equivalents at June 30, 2007 and December 31, 2006, respectively.
The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes this risk is not significant.
Marketable Securities
Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of June 30, 2007 and December 31, 2006, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity. Since the fair value of the marketable securities — available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported.
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
Revenue Recognition
Revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are reported at the estimated net realizable amounts from third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

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
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2007. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2007.
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
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a model for how a company is to recognize, measure, present and disclose in its financial statements uncertain positions that a company has taken or plans to take on a future tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits for Federal, state and local tax jurisdictions. In addition, there was no effect on our financial condition or results of operations due to the implementation of FIN 48.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are to be classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2007.
Fair Values of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts for marketable securities — available for sale approximate the fair value on the respective balance sheet dates.
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

Reclassifications
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority limited partners within the line item in the balance sheets and income statements entitled — minority interests in subsidiary limited partnerships. The earnings allocated to the minority limited partners are shown as an adjustment to net income in the statements of cash flows. The payments of the distributions related to these allocated earnings are shown as an use of cash in the financing activities section of the statement of cash flows. In prior years, based upon an interpretation of the Emerging Issues Task Force issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44”, the Company reported the earnings allocated to minority limited partners for partnerships formed after January 18, 2001 as clinic costs — salaries and related expense. After a detailed review of our previous accounting policy and our Clinic Partnerships, management has determined that reporting such amounts in this line item was incorrect. The effect of reclassifying the prior period financials statements did not change total assets, shareholders’ equity, net income or earnings per share. The minority interests previously recorded as expense in clinic costs — salaries and related, after reclassification, have the effect of increasing operating income from continuing operations by $344,000 and $587,000 for the three months and six months ended June 30, 2006, respectively, and increasing minority interest in subsidiary limited partnerships by $735,000 at June 30, 2006.
In accordance with current accounting literature, the results of operations and closure costs for the 31 clinics closed in 2006 and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of tax benefit.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three months and six months ended June 30, 2006:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	As Previously				As Previously
Statement of Net Income	Reported (1)	Reclasses		As Reclassed	Reported (1)	Reclasses		As Reclassed

Net revenue	$35,758	$(1,129	)(2)	$34,629	$70,414	$(2,282	)(2)	$68,132
Clinic operating costs	26,659	(2,059	)(3)	24,600	53,250	(3,818	)(4)	49,432
Corporate office costs	4,487			4,487	9,002			9,002

Operating income from continuing operations	4,612			5,542	8,162			9,698
Interest and investment income, net	85			85	167			167
Loss in unconsolidated joint venture	(10)			(10)	(31)			(31)
Minority interest in subsidiary limited partnerships	(1,165)	(344)		(1,509)	(2,366)	(612)		(2,978)

Income before income taxes from continuing operations	3,522			4,108	5,932			6,856
Provision for income taxes	1,366	215		1,581	2,292	331		2,623

Net income from continuing operations	2,156			2,527	3,640			4,233
Loss (income) from discontinued operations, net of tax	—	(371)		(371)	—	(593)		(593)

Net income	$2,156	$—		$2,156	$3,640	$—		$3,640

Statement of Cash Flows
Net cash provided by operating activities					$8,697	$446	(5)	$9,143
Net cash used in investing activities					(2,976)	—		(2,976)
Net cash used in financing activities					(4,509)	(446	)(6)	(4,955)

Net increase in cash and cash equivalents					1,212	—		1,212
Cash and cash equivalents — beginning of period					12,352			12,352

Cash and cash equivalents — end of period					$13,564	$—		$13,564

Footnotes on following page.

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended June 30, 2006.

(2)	Includes revenues related to closed clinics.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $344,000 and costs related to Discontinued Operations of $1,715,000.

(4)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $587,000 and costs related to Discontinued Operations of $3,231,000.

(5)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $587,000 offset by change in compensation liability of $141,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.
Stock Options and Restricted Stock
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the six months ended June 30, 2007.
The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the three and six months ended June 30, 2007 and 2006 as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

After tax effect of stock option compensation expense	$157	$138	$301	$275

Effect on diluted earnings per share	$0.01	$0.01	$0.03	$0.02
As of June 30, 2007, the future pre-tax expense of nonvested stock options is $2.1 million to be recognized in the remainder of 2007 through 2010.
In the first quarter of 2007, the Company granted 51,000 shares of restricted stock to employees pursuant to its 1999 Stock Incentive Plan, and during the second quarter of 2007, the Company granted 20,000 shares of restricted to non-employee directors pursuant to its 2003 Stock Incentive Plan. The restricted stock issued to employees is subject to continued employment and will vest in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock will be recognized based on the fair value of $14.43 per share on the date of grant. The restricted stock issued to non-employee directors will vest in equal installments for the twelve months following the date of grant. The total compensation expense of $1.0 million for these 71,000 shares will be recognized in 2007 through early 2012. For the second quarter and first six months of 2007, respectively, compensation expense for restricted stock grants, including shares of restricted stock granted in 2006, was $69,000 and $90,000, respectively. For the second quarter and first six months of 2006, compensation expense for restricted stock grants was $18,000.
Recently Promulgated Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the statement on the Company and does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. Management is in the process of evaluating the impact of this pronouncement on its consolidated financial statements and does not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$2,357	$2,527	$4,201	$4,233
Net loss from discontinued operations	(54)	(371)	(69)	(593)

Net income	$2,303	$2,156	$4,132	$3,640

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,559	11,754	11,530	11,788
Effect of dilutive securities — Stock options	89	140	86	177

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,648	11,894	11,616	11,965

Earnings per share:
Basic — income from continuing operations	$0.20	$0.21	$0.36	$0.36
Basic — loss from discontinued operations	—	(0.03)	—	(0.05)

Total basic earnings per share	$0.20	$0.18	$0.36	$0.31

Diluted — income from continuing operations	$0.20	$0.21	$0.36	$0.35
Diluted — loss from discontinued operations	—	(0.03)	—	(0.05)

Total diluted earnings per share	$0.20	$0.18	$0.36	$0.30

Options to purchase 362,000 and 190,000 shares for the three months ended June 30, 2007 and 2006, respectively, and 450,000 and 152,000 shares for the six months ended June 30, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
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

In 2006, the Arizona Acquisition resulted in approximately $5.5 million of goodwill which is deductible for tax purposes. Other assets related to this acquisition included accounts receivable valued at $546,000, furniture and equipment valued at $78,000, prepaid rental valued at $16,000 and a non-competition agreement valued at $160,693, which amount is being amortized over five years. The Company also assumed certain employee benefits and other liabilities of approximately $113,000 and recorded minority interests in subsidiary limited partnerships of approximately $184,000.
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
During 2006, the Company purchased the 35% minority interest in three limited partnerships in separate transactions for an aggregate purchase price of $1.1 million. Under two of the purchase agreements, the Company may be required to pay contingent consideration of up to $284,000, in aggregate, based on the achievement of a certain designated level of operating results within a three-year period following the acquisitions. Any contingent payments made will increase goodwill.
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

	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Net revenues	$1,129	$2,282
Pre-tax loss	$(586)	$(924)

The accrual balance at December 31, 2006, which consisted of lease commitments for the closed clinics, and the accrual balance and activity for the six months ended June 30, 2007 are as follows (in thousands):

	Dec 31, 2006			Jun 30, 2007
Type of Cost	Balance	Additions	Activity	Balance
Lease obligations	$829	$—	$(506)	$323

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements. The cash flow impact of these 31 clinics is deemed immaterial for the consolidated statements of cash flows.
5. NOTES PAYABLE
Notes payable as of June 30, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	$731	$877
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	167	250
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	155	232

	1,053	1,359
Less current portion	(537)	(562)

	$516	$797

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
Effective September 30, 2005, the Company entered into an unsecured Credit Agreement (“Credit Agreement”) with a commitment of $5,000,000. In July 2007, the Credit Agreement was amended to increase the commitment amount to $15,000,000. The Credit Agreement, as amended, matures on September 30, 2009. The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there are no funds outstanding under this Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and occupational therapy clinics that provide preventive, curative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At June 30, 2007, we operated 298 outpatient physical and occupational therapy clinics in 41 states. Of these operating clinics, we have developed 279 and acquired 19. During the second quarter of 2007, we added six new clinics and closed one. To date, we have opened 367 facilities, acquired 19 clinics, sold seven clinics, closed 77 facilities and consolidated four clinics with other existing clinics. The average age of our clinics at June 30, 2007 was 5.6 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with three third-party facilities under management as of June 30, 2007.
Selected Operating and Financial Data
During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for one clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit. In addition, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority interests limited partners within the line item in the statement of net income entitled — minority interests in subsidiary limited partnerships.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
	As Previously				As Previously
Statement of Net Income	Reported (1)	Reclasses		As Reclassed	Reported (1)	Reclasses		As Reclassed
Net revenue	$35,758	$(1,129	)(2)	$34,629	$70,414	$(2,282	)(2)	$68,132
Clinic operating costs	26,659	(2,059	)(3)	24,600	53,250	(3,818	)(4)	49,432
Corporate office costs	4,487			4,487	9,002			9,002

Operating income from continuing operations	4,612			5,542	8,162			9,698
Interest and investment income, net	85			85	167			167
Loss in unconsolidated joint venture	(10)			(10)	(31)			(31)
Minority interest in subsidiary limited partnerships	(1,165)	(344)		(1,509)	(2,366)	(612)		(2,978)

Income before income taxes from continuing operations	3,522			4,108	5,932			6,856
Provision for income taxes	1,366	215		1,581	2,292	331		2,623

Net income from continuing operations	2,156			2,527	3,640			4,233
Loss (income) from discontinued operations, net of tax	—	(371)		(371)	—	(593)		(593)

Net income	$2,156	$—		$2,156	$3,640	$—		$3,640

Statement of Cash Flows
Net cash provided by operating activities					$8,697	$446	(5)	$9,143
Net cash used in investing activities					(2,976)	—		(2,976)
Net cash used in financing activities					(4,509)	(446	)(6)	(4,955)

Net increase in cash and cash equivalents					1,212	—		1,212
Cash and cash equivalents — beginning of period					12,352			12,352

Cash and cash equivalents — end of period					$13,564	$—		$13,564

Footnotes on following page.

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended June 30, 2006.

(2)	Includes revenues related to closed clinics.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $344,000 and costs related to Discontinued Operations of $1,715,000.

(4)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $587,000 and costs related to Discontinued Operations of $3,231,000.

(5)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $587,000 offset by change in compensation liability of $141,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.
The following table and discussion relates to continuing operations unless otherwise noted. Mature Clinics in the following discussion relates to clinics opened or acquired before June 30, 2006 and not closed in 2006.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of clinics, at the end of period	298	274	298	274
Working Days	64	64	128	128
Average visits per day per clinic	19.4	20.4	19.3	20.5
Total patient visits	367,770	350,210	726,802	688,909

Net patient revenue per visit	$95.63	$97.23	$95.55	$97.19
Statement of operations per visit:
Net revenues	$96.42	$98.88	$96.42	$98.89
Salaries and related costs	49.14	49.95	49.51	50.48
Rent, clinic supplies, contract labor and other	20.75	19.04	20.72	19.86
Provision for doubtful accounts	1.10	1.25	1.43	1.41

Contribution from clinics	25.43	28.64	24.76	27.14
Corporate office costs	11.25	12.81	11.68	13.07

Operating income from continuing operations	$14.18	$15.83	$13.08	$14.07

RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
•	Net revenues increased to $35.5 million for the three months ended June 30, 2007 (“2007 Second Quarter”) from $34.6 million for the three months ended June 30, 2006 (“2006 Second Quarter”) due to a 5.0% increase in patient visits from 350,000 to 368,000 which was partially offset by a $1.60 decrease from $97.23 to $95.63 in net patient revenue per visit. Effective January 1, 2007, the reimbursement rate by Medicare for outpatient rehabilitation was reduced by approximately 5.0%. Medicare comprised approximately 20% of the Company’s charges in the 2007 Second Quarter.

•	Net income, inclusive of discontinued operations, for the 2007 Second Quarter was $2.3 million versus $2.2 million for the same period last year. Net income, inclusive of discontinued operations, was $0.20 per diluted share for the 2007 Second Quarter as compared to $0.18 per diluted share for the 2006 Second Quarter. The 2007 Second Quarter includes a loss from discontinued operations of $54,000, versus $0.4 million, or $0.03 per diluted share for the 2006 Second Quarter. Total diluted shares were 11.6 million for the 2007 Second Quarter and 11.9 million for the 2006 Second Quarter.

Net Patient Revenues
•	Net patient revenues increased to $35.2 million for the 2007 Second Quarter from $34.1 million for the 2006 Second Quarter, an increase of $1.1 million, or 3.3%, due to a 5.0% increase in patient visits to 368,000 which was offset partially by a $1.60 decrease in net patient revenues per visit to $95.63 from $97.23.

•	Total patient visits increased 18,000, or 5.0%, to 368,000 for the 2007 Second Quarter from 350,000 for the 2006 Second Quarter. The growth in visits was attributable to an increase of approximately 22,000 visits in clinics opened or acquired between July 1, 2006 and June 30, 2007 (“New Clinics”) offset by a slight decrease of 4,000 for Mature Clinics. The slight visits decline for Mature Clinics was attributable primarily to continued weakness in the Michigan market as the rest of the Company’s operations achieved a combined increase in same store visits.

•	The $1.1 million net patient revenues increase for the 2007 Second Quarter included approximately $2.3 million from New Clinics (of which $1.4 million related to the eight clinics acquired in November 2006) offset by a decrease of $1.2 million in net patient revenues from Mature Clinics. The $1.2 million decrease for Mature Clinics included a $2.1 million decrease for clinics opened prior to January 1, 2006 (excluding those clinics closed in 2006) which was offset by a $0.9 million increase for clinics opened in the first six months of 2006.
Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are after contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.
Clinic Operating Costs
Clinic operating costs as a percent of net revenues were 73.6% for the 2007 Second Quarter and 71.0% for the 2006 Second Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $18.1 million for the 2007 Second Quarter from $17.5 million for the 2006 Second Quarter, an increase of $0.6 million, or 3.3%. Of the $0.6 million increase, costs of $1.2 million were incurred at the New Clinics offset by a reduction of $0.6 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 51.0% for the 2007 Second Quarter and 2006 Second Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $7.6 million for the 2007 Second Quarter from $6.7 million for the 2006 Second Quarter, an increase of $0.9 million, or 14.4%. Approximately $0.6 million was incurred at the New Clinics and $0.3 million was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.5% for the 2007 Second Quarter and 19.3% for the 2006 Second Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.4 million for the 2007 and 2006 Second Quarters. The provision for doubtful accounts as a percentage of net patient revenues was 1.1% for the 2007 Second Quarter and 1.3% for the 2006 Second Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 7.4% at June 30, 2007, as compared to 6.8% at December 31, 2006.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were reduced to $4.1 million, or 11.7% of net revenues, for the 2007 Second Quarter from $4.5 million, or 13.0% of net revenues, for the 2006 Second Quarter.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships remained at approximately $1.5 million for the 2007 and 2006 Second Quarters. Minority interest as a percentage of operating income before corporate office costs increased to 15.7% for the 2007 Second Quarter as compared to 15.0% for the 2006 Second Quarter.

Provision for Income Taxes
The provision for income taxes decreased to $1.5 million for the 2007 Second Quarter from $1.6 million for the 2006 Second Quarter. During the 2007 Second Quarter, we accrued state and federal income taxes at an effective tax rate of 38.3% versus 38.5% for the 2006 Second Quarter.
Loss from Discontinued Operations
During 2006, the Company closed 31 clinics and sold one. For those clinics, the Company incurred $54,000, net of tax benefit, in additional closure costs during the 2007 Second Quarter, which were primarily related to additional allowance for doubtful accounts, and incurred loss from operations from those clinics of $371,000, net of tax benefit, during the 2006 Second Quarter. The operating results of the three clinics closed in 2007 were not material to the operations of the Company, and therefore, the results of these clinics were not classified and reported as discontinued operations.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
•	Net revenues increased to $70.1 million for the six months ended June 30, 2007 (“2007 Six Months”) from $68.1 million for the six months ended June 30, 2006 (“2006 Six Months”) due to a 5.5% increase in patient visits from 689,000 to 727,000 which was partially offset by a $1.64 decrease from $97.19 to $95.55 in net patient revenue per visit. As previously noted, effective January 1, 2007, the reimbursement rate by Medicare for outpatient rehabilitation was reduced. Medicare comprised 20% of the Company’s charges in the 2007 Six Months.

•	Net income, inclusive of discontinued operations, for the 2007 Six Months was $4.1 million versus $3.6 million for the 2006 Six Months. Net income, inclusive of discontinued operations, was $0.36 per diluted share for the 2007 Six Months as compared to $0.30 for the 2006 Six Months. The net income for the 2007 Six Months includes a loss from discontinued operations, net of tax benefit, of $69,000, versus $0.6 million, or $0.05 per diluted share, for the 2006 Six Months. Total diluted shares were 11.6 million for the 2007 Six Months and 12.0 million for the 2006 Six Months.
Net Patient Revenues
•	Net patient revenues increased to $69.4 million for the 2007 Six Months from $67.0 million for the 2006 Six Months, an increase of $2.4 million, or 3.7%, due to a 5.5% increase in patient visits to 727,000 which was offset partially by a $1.64 decrease in net patient revenues per visit to $95.55 from $97.19.

•	Total patient visits increased 38,000, or 5.5%, to 727,000 for the 2007 Six Months from 689,000 for the 2006 Six Months. The growth in visits was attributable to an increase of approximately 39,000 visits in New Clinics offset by a slight decrease of 1,000 for Mature Clinics. The slight visits decline for Mature Clinics was attributable primarily to continued weakness in the Michigan market as the rest of the Company’s operations achieved a combined increase in same store visits.

•	The $2.4 million net patient revenues increase for the 2007 Six Months included approximately $4.1 million from New Clinics (of which $2.7 million related to the 8 clinics acquired in November 2006) offset by a decrease of $1.6 million in net patient revenues from Mature Clinics. The $1.6 million decrease for Mature Clinics included a $3.8 million decrease related to clinics opened prior to January 1, 2006 (excluding those clinics closed in 2006) which was offset by a $2.2 million increase related to clinics opened in the first six months of 2006. This decrease is primarily due to the previously mentioned reduction in reimbursement rate by Medicare for outpatient rehabilitation and the continued weakness in the Michigan market.
Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are after contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates of the clinics.

Clinic Operating Costs
Clinic operating costs as a percent of net revenues were 74.3% for the 2007 Six Months and 72.6% for the 2006 Six Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $36.0 million for the 2007 Six Months from $34.8 million for the 2006 Six Months, an increase of $1.2 million, or 3.5%. Of the $1.2 million increase, costs of $2.1 million were incurred at the New Clinics offset by a decrease of $0.9 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 51.0% for the 2007 Six Months and 2006 Six Months.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $15.1 million for the 2007 Six Months from $13.7 million for the 2006 Six Months, an increase of $1.4 million, or 10.1%. Of the $1.4 million increase, approximately $1.1 million was incurred at the New Clinics and $0.3 million was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.5% for the 2007 Six Months and 20.1% for the 2006 Six Months.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.0 million for the 2007 and 2006 Six Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.5% for the 2007 Six Months and 1.4% for the 2006 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable was 7.4% at June 30, 2007, as compared to 6.8% at December 31, 2006.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were reduced to $8.5 million, or 12.1% of net revenues, for the 2007 Six Months from $9.0 million, or 13.2% of net revenues, for the 2006 Six Months. The $0.5 million decrease is primarily due to lower salaries and related costs due to a reduction in workforce which occurred in the second half of 2006.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships decreased to $2.8 million for the 2007 Six Months from $3.0 million for the 2006 Six Months. Minority interest as a percentage of operating income before corporate office costs decreased to 15.5% for the 2007 Six Months as compared to 15.9% for the 2006 Six Months. Subsequent to June 30, 2006, the Company has purchased the limited partnership minority interest in seven Clinic Partnerships.
Provision for Income Taxes
The provision for income taxes was $2.6 million for the 2007 and 2006 Six Months. During the 2007 Six Months, we accrued state and federal income taxes at an effective tax rate of 38.5% versus 38.3% for the 2006 Six Months.
Loss from Discontinued Operations
During 2006, the Company closed 31 clinics and sold one. For those clinics, the Company incurred $69,000, net of tax benefit, in additional closure costs during the 2007 Six Months, which were primarily related to additional allowance for doubtful accounts, and incurred loss from operations from those clinics of $593,000, net of tax benefit, during the 2006 Six Months. The operating results of the three clinics closed in 2007 were not material to the operations of the Company, and therefore, the results of these clinics were not classified and reported as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than with respect to any potential large acquisitions. At June 30, 2007, we had $13.9 million in cash and cash equivalents and marketable securities — available for sale (“Cash Equivalents Available”) compared to $11.5 million at December 31, 2006. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our Cash Equivalents Available are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least June 2008. However, any large acquisition would likely require additional debt financing. Included in cash and cash equivalents at June 30, 2007 were $3.6 million in a money market fund and $6.8 million in investments which include short-term high-grade commercial paper (credit rating of A1/P1 or better), municipal obligations and government sponsored enterprise investments.
Cash Equivalents Available increased $2.4 million from December 31, 2006 to June 30, 2007 due primarily to cash provided by operating activities of $7.1 million and by proceeds from exercise of stock options of $0.4 million, offset primarily by $2.1 million used for the purchase of fixed assets, $2.7 million used for distributions to minority investors in subsidiary limited partnerships, $0.3 million used for payment of principal on notes payable, and $0.1 million used for the purchase of minority interests.
At June 30, 2007, we had $0.3 million in accrued expenses related to lease commitments for closed clinics. This amount will be paid over the next twelve months.
Effective September 30, 2005, the Company entered into an unsecured Credit Agreement with a commitment amount of $5,000,000. In July 2007, the Credit Agreement was amended to increase the commitment amount to $15,000,000. The Credit Agreement, as amended, matures on September 30, 2009. The outstanding balance bears interest, at the Company’s option, at a rate per annum equal to either the prime rate, as defined in the agreement, or the adjusted LIBOR rate, as defined in the agreement, plus three-quarters of one percent. The Company is required to pay a commitment fee, which is paid quarterly in arrears, of 0.20% per annum on the daily average difference between the Commitment and the outstanding balance. As of the date of this report, there were no funds outstanding under the Credit Agreement.
Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We have generally developed new clinics rather than acquire them as developing clinics require less capital. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and notes. Any large acquisition would likely require additional debt financing.
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

In conjunction with the acquisition of the three-clinic practice in New Jersey in May 2005, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a five-year lease for each of the three facilities. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.
In conjunction with the acquisition of the two-clinic practice in Alaska in December 2005, we entered into a note payable with the sellers in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. All outstanding principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, December 19, 2008. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a five-year lease for one of the facilities and assumed a lease expiring September 30, 2009 on the other facility.
Since September 2001, the Board of Directors (“Board”) has authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of June 30, 2007, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. The Company did not purchase any shares of its common stock during the 2007 Six Months.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of June 30, 2007, we had 298 clinics in operation, six of which were opened in the 2007 Second Quarter. We expect to incur initial operating losses from new clinics opened in 2007 and late 2006. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues typically gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in late 2006 would favorably impact our results of operations beginning in late 2007.

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
Many factors are beyond our control.
Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see our other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. We have no material amount of debt.
ITEM 4. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company’s Management completed an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure (ii) that our disclosure controls and procedures are effective.
(b)	Changes in Internal Control
There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s annual meeting of shareholders was held on May 22, 2007. At the meeting, ten directors were elected by a vote of holders of the Company’s Common Shares, par value of $.01 per share, as outlined in the Company’s proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected.
The election of such directors and the results of those votes were as follows:

		Votes
	Votes For	Withheld
Daniel C. Arnold	10,187,372	155,975
Christopher J. Reading	10,245,953	97,394
Lawrance W. McAfee	10,130,653	212,694
Mark J. Brookner	10,071,133	272,214
Bruce D. Broussard	10,269,493	73,854
Bernard A. Harris, Jr.	10,269,183	74,164
Marlin W. Johnston	10,246,153	97,194
J. Livingston Kosberg	10,070,523	272,824
Jerald L. Pullins	10,268,184	75,163
Clayton K. Trier	10,268,244	75,103
Also, the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2007 was ratified at the meeting with the following votes:

	Votes	Votes
Votes For	Against	Abstaining
10,335,811	4,356	3,180
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007).
10.2	Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Glenn D. McDowell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
10.3	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
10.4	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 7, 2007	By:	/s/ LAWRENCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007).
10.2	Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Glenn D. McDowell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
10.3	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
10.4	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith