Form 10-Q
period 2007-09-30
U S PHYSICAL THERAPY INC /NV
filed 2007-11-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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
☐ Yes   ☑ No
As of November 8, 2007, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,828,455.

ITEM 1. FINANCIAL STATEMENTS.
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,566	$10,952
Marketable securities — available for sale	—	500
Patient accounts receivable, less allowance for doubtful accounts of $1,950 and $1,567, respectively	25,976	21,503
Accounts receivable — other	1,075	775
Other current assets	2,173	2,251

Total current assets	38,790	35,981

Fixed assets:
Furniture and equipment	28,124	23,718
Leasehold improvements	17,325	15,226

	45,449	38,944
Less accumulated depreciation and amortization	28,373	25,573

	17,076	13,371
Goodwill	39,759	20,997
Other assets	2,777	1,108

	$98,402	$71,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,212	$1,601
Accrued expenses	9,535	7,007
Current portion of notes payable	854	562

Total current liabilities	11,601	9,170
Notes payable	1,084	797
Revolving line of credit	12,000	—
Deferred rent	1,171	1,273
Other long-term liabilities	615	829

Total liabilities	26,471	12,069
Minority interests in subsidiary limited partnerships	5,484	3,871

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,043,192 and 13,681,849, shares issued, respectively	140	137
Additional paid-in capital	40,979	36,304
Retained earnings	56,956	50,704
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	66,447	55,517

	$98,402	$71,457

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net patient revenues	$36,906	$32,806	$106,353	$99,764
Management contract revenues	488	319	1,090	1,458
Other revenues	59	—	89	35

Net revenues	37,453	33,125	107,532	101,257

Clinic operating costs:
Salaries and related costs	19,579	17,155	55,567	51,934
Rent, clinic supplies, contract labor and other	8,179	6,935	23,237	20,617
Provision for doubtful accounts	691	591	1,728	1,562

	28,449	24,681	80,532	74,113

Corporate office costs	4,209	4,136	12,702	13,138

Operating income from continuing operations	4,795	4,308	14,298	14,006

Interest and investment income	87	111	252	301
Interest expense	(84)	(9)	(135)	(32)
Loss in unconsolidated joint venture	—	—	—	(31)
Minority interests in subsidiary limited partnerships	(1,369)	(1,377)	(4,151)	(4,355)

Income before income taxes from continuing operations	3,429	3,033	10,264	9,889
Provision for income taxes	1,297	1,159	3,931	3,782

Net income from continuing operations	2,132	1,874	6,333	6,107

Discontinued operations:
(Loss) income from discontinued operations	(17)	(2,089)	(127)	(3,013)
Tax benefit (expense) from discontinued operations	5	767	46	1,098

	(12)	(1,322)	(81)	(1,915)

Net income	$2,120	$552	$6,252	$4,192

Earnings per share:
Basic — income from continuing operations	$0.18	$0.16	$0.55	$0.52

Basic — (loss) income from discontinued operations	—	(0.11)	(0.01)	(0.16)

Total basic earnings per common share	$0.18	$0.05	$0.54	$0.36

Diluted — income from continuing operations	$0.18	$0.16	$0.54	$0.51
Diluted — (loss) income from discontinued operations	—	(0.11)	—	(0.16)

Total diluted earnings per common share	$0.18	$0.05	$0.54	$0.35

Shares used in computation:
Basic earnings per common share	11,673	11,675	11,578	11,750

Diluted earnings per common share	11,738	11,801	11,657	11,901

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$6,252	$4,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,530	3,374
Minority interests in earnings of subsidiary limited partnerships	4,151	4,267
Provision for doubtful accounts	1,823	1,649
Equity-based awards compensation expense	936	737
Loss on sale or abandonment of assets	36	472
Tax benefit from exercise of stock options	(177)	(73)
Recognition of deferred rent subsidies	(351)	(306)
Deferred income taxes	(40)	(71)
Closure costs — write-off of goodwill	—	192
Changes in operating assets and liabilites:
Increase in patient account receivable	(3,132)	(2,631)
(Increase) decrease in accounts receivable — other	(12)	287
(Increase) decrease in other assets	(368)	103
(Decrease) increase in accounts payable and accrued expenses	(430)	1,963
Increase in other liabilities	212	481

Net cash provided by operating activities	12,430	14,636

INVESTING ACTIVITIES
Purchase of fixed assets	(2,847)	(3,920)
Purchase of business, net of cash acquired	(18,928)	(54)
Acquisitions of minority interest, included in goodwill	(512)	(1,207)
Purchase of marketable securities — available for sale	(2,040)	(100)
Proceeds on sale of marketable securities — available for sale	2,540	1,200
Proceeds on sale of fixed assets	37	38

Net cash used in investing activities	(21,750)	(4,043)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(4,264)	(4,213)
Repurchase of common stock	—	(4,347)
Proceeds from revolving line of credit	12,000	—
Payment of notes payable	(421)	(203)
Excess tax benefit from stock options exercised	177	73
Proceeds from exercise of stock options	442	84

Net cash used in financing activities	7,934	(8,606)

Net increase (decrease) in cash and cash equivalents	(1,386)	1,987
Cash and cash equivalents — beginning of period	10,952	12,352

Cash and cash equivalents — end of period	$9,566	$14,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$4,076	$3,143
Interest	$66	$30
Purchase of business — seller financing portion	$1,000	$—
See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance December 31, 2006	13,682	$137	$36,304	$50,704	(2,215)	$(31,628)	$55,517
Issuance of common stock in connection with acquisition	228	2	3,121				3,123
Proceeds from exercise of stock options	65	1	441	—	—	—	442
Tax benefit from exercise of stock options	—	—	177	—	—	—	177
Net activity in restricted stock	68	—	—	—	—	—	—
Amortization of restricted stock	—	—	192	—	—	—	192
Equity-based compensation expense	—	—	744	—	—	—	744
Net income	—	—	—	6,252	—	—	6,252

Balance September 30, 2007	14,043	$140	$40,979	$56,956	(2,215)	$(31,628)	$66,447

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
The Company continues to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In addition, the Company acquired clinics through acquisitions.
Effective September 1, 2007, the Company acquired a majority interest in STAR Physical Therapy, LP (“STAR”), a multi partner outpatient rehabilitation practice with operations in the southeast United States (“STAR Acquisition”). STAR owns and operates 51 outpatient physical and occupational therapy clinics and manages seven other facilities for third parties. During the nine months ended September 30, 2007, the Company opened 11 new clinics, of which 10 were Clinic Partnerships, and closed nine (one of which was part of STAR). Therefore, the Company ended September 2007 with 346 owned clinics.
The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.
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
Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2006.
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

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $4.5 million and $4.2 million in highly liquid investments included in cash and cash equivalents at September 30, 2007 and December 31, 2006, respectively.
The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes this risk is not significant.
Marketable Securities
Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. As of December 31, 2006, all marketable securities were classified as available for sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity. Since the fair value of the marketable securities – available for sale equals the cost basis for such securities, there is no effect on comprehensive income for the periods reported.
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
Goodwill
Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from acquisitions and from the purchase of some or all of a particular local management’s equity interest in an existing clinic.
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in the third quarter of 2007 did not result in any goodwill amounts that were deemed impaired.
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
In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extended the Medicare Cap exceptions process for 2007. The Medicare Cap continues to apply in 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions process for another year, CMS revised the exceptions procedures. These procedures eliminated the manual exceptions process and expanded the use of automatic exceptions. As of January 1, 2007, all services that require exceptions to the Medicare Cap are processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remains the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will result in some lost revenues to the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2007. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally been less than 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2007.
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
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are to be classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2007.
The Company accrued state and federal income taxes at an effective tax rate of 37.8% and 38.2% for the three months ended September 30, 2007 and 2006, respectively. The Company accrued state and federal income taxes at an effective tax rate of 38.3% versus 38.2% for the nine months ended September 30, 2007 and 2006.
Fair Values of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving line of credits approximates its fair value. The interest rate on the revolving line of credit is set at various short-term intervals based on current market conditions. The carrying amounts for marketable securities – available for sale approximate the fair value on the respective balance sheet dates.
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

Reclassifications
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority limited partners within the line item in the balance sheets and income statements entitled – minority interests in subsidiary limited partnerships. The earnings allocated to the minority limited partners are shown as an adjustment to net income in the statements of cash flows. The payments of the distributions related to these allocated earnings are shown as a use of cash in the financing activities section of the statement of cash flows. In prior years, based upon an interpretation of the Emerging Issues Task Force issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB No. 25 and FASB Interpretation No. 44”, the Company reported the earnings allocated to minority limited partners for partnerships formed after January 18, 2001 as clinic costs – salaries and related expense. After a detailed review of our previous accounting policy and our Clinic Partnerships, management has determined that reporting such amounts in this line item was incorrect. The effect of reclassifying the prior period financials statements did not change total assets, shareholders’ equity, net income or earnings per share. The minority interests previously recorded as expense in clinic costs – salaries and related, after reclassification, have the effect of increasing operating income from continuing operations by $334,000 and $926,000 for the three months and nine months ended September 30, 2006, respectively, and increasing minority interest in subsidiary limited partnerships by $799,000 at September 30, 2006.
In accordance with current accounting literature, the results of operations and closure costs for the 31 clinics closed in 2006 and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of tax benefit.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three months and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	As Previously				As Previously
Statement of Net Income	Reported (1)	Reclasses		As Reclassed	Reported (1)	Reclasses		As Reclassed
Net revenue	$33,184	$(59	) (2)	$33,125	$101,430	$(173	) (2)	$101,257
Clinic operating costs	25,058	(377	) (3)	24,681	75,169	(1,056	) (4)	74,113
Corporate office costs	4,136			4,136	13,138			13,138

Operating income from continuing operations	3,990			4,308	13,123			14,006
Interest and investment income, net	102			102	269			269
Loss in unconsolidated joint venture	—			—	(31)			(31)
Minority interest in subsidiary limited partnerships	(1,043)	(334)		(1,377)	(3,429)	(926)		(4,355)

Income before income taxes from continuing operations	3,049			3,033	9,932			9,889
Provision for income taxes	1,165	(6)		1,159	3,806	(24)		3,782

Net income from continuing operations	1,884			1,874	6,126			6,107
(Loss) income from discontinued operations, net of tax	(1,332)	10		(1,322)	(1,934)	19		(1,915)

Net income	$552	$—		$552	$4,192	$—		$4,192

Statement of Cash Flows
Net cash provided by operating activities					$13,944	$692	(5)	$14,636
Net cash used in investing activities					(4,043)	—		(4,043)
Net cash used in financing activities					(7,914)	(692	) (6)	(8,606)

Net increase in cash and cash equivalents					1,987	—		1,987
Cash and cash equivalents — beginning of period					12,352			12,352

Cash and cash equivalents — end of period					$14,339	$—		$14,339

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended September 30, 2006.

(2)	Includes revenues related to clinic sold in the fourth quarter of 2006.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs -salaries and related costs of $310,000 and costs related to Discontinued Operations of $67,000.

(4)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs -salaries and related costs of $897,000 and costs related to Discontinued Operations of $159,000.

(5)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $897,000 offset by change in compensation liability of $205,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.

Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for 2006 includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the nine months ended September 30, 2007.
The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the three and nine months ended September 30, 2007 and 2006 as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
After tax effect of stock option compensation expense	$158	$170	$459	$445

Effect on diluted earnings per share	$0.01	$0.01	$0.04	$0.04
As of September 30, 2007, the future pre-tax expense of nonvested stock options is $1.8 million to be recognized in the remainder of 2007 through 2010.
Restricted Stock
In the first quarter of 2007, the Company granted 51,000 shares of restricted stock to employees pursuant to its 1999 Stock Incentive Plan, and during the second quarter of 2007, the Company granted 20,000 shares of restricted stock to non-employee directors pursuant to its 2003 Stock Incentive Plan. The restricted stock issued to employees is subject to continued employment and will vest in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock will be recognized based on the fair value of $14.43 per share on the date of grant. The 20,000 shares of restricted stock issued to non-employee directors will vest in equal monthly installments for the twelve months following the date of grant. The total compensation expense of $1.0 million for the 71,000 total shares will be recognized in 2007 through early 2012. For the third quarter and first nine months of 2007, respectively, compensation expense for restricted stock grants, including shares of restricted stock granted in 2006, was $102,000 and $192,000, respectively. For the first nine months of 2006, compensation expense for restricted stock grants was $16,000. There was no compensation expense related to restricted stock grants in the third quarter 2006.
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

2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income from continuing operations	$2,132	$1,874	$6,333	$6,107
Net loss from discontinued operations	(12)	(1,322)	(81)	(1,915)

Net income	$2,120	$552	$6,252	$4,192

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,673	11,675	11,578	11,750
Effect of dilutive securities — Stock options	65	126	79	151

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,738	11,801	11,657	11,901

Earnings per share:
Basic — income from continuing operations	$0.18	$0.16	$0.55	$0.52
Basic — loss from discontinued operations	—	(0.11)	(0.01)	(0.16)

Total basic earnings per share	$0.18	$0.05	$0.54	$0.36

Diluted — income from continuing operations	$0.18	$0.16	$0.54	$0.51
Diluted — loss from discontinued operations	—	(0.11)	—	(0.16)

Total diluted earnings per share	$0.18	$0.05	$0.54	$0.35

Options to purchase 447,000 and 252,000 shares for the three months ended September 30, 2007 and 2006, respectively, and 447,000 and 173,000 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
3. ACQUISITIONS
Acquisition of Businesses
The STAR Acquisition closed on September 6, 2007. The Company acquired a 70% interest with the existing partners retaining a 30% interest. Pursuant to terms of the Reorganization and Securities Purchase Agreement among the Company and STAR, the limited partners of STAR and Regg E. Swanson, as Seller Representative and in his individual capacity (“Purchase Agreement”), the Company paid $23.3 million (inclusive of certain capitalized acquisition costs) including $19.2 million in cash, promissory notes aggregating $1.0 million and 227,618 in restricted shares of the Company’s common stock representing an aggregate of $3.1 million based on the market price of $13.72 per share. The amount of the consideration was derived through arm’s length negotiations. Funding for the STAR Acquisition was derived from $9.2 million of existing cash and $10.0 million of the proceeds from the Company’s credit agreement, dated as of August 27, 2007 among the Company, as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (“Credit Agreement”). The results of operations of STAR have been included in the Company’s consolidated financial statements since September 1, 2007, the effective date of the STAR Acquisition.
Because of the proximity of this transaction to quarter end, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair values of tangible and intangible assets acquired and the liabilities assumed. The Company has 12 months from the closing date of the STAR Acquisition to finalize its valuations. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2007 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, may result in adjustments to goodwill.

The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$18,928
Seller notes	1,000
Fair value of common stock issued	3,123

Total consideration	$23,051

Estimated fair value of net tangible assets acquired:
Patients accounts receivable	$3,164
Other accounts receivable	288
Other current assets	177
Fixed assets	4,400
Other assets	77
Current liabilities	(2,613)
Minority interest of limited partners of net tangible assets acquired	(1,726)

Net tangible assets acquired	$3,767
Referral relationships	580
Non compete, 5 year	410
Goodwill	18,294

$23,051

Unaudited pro forma net revenue and net income from continuing operations for the three and nine months ended September 30, 2007 and 2006 for the Company as if the STAR Acquisition occurred as of January 1, 2006 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$42,850	$40,217	$128,535	$121,271
Net income	2,173	2,316	7,429	7,070

Earnings per share:
Basic — income from continuing operations	$0.18	$0.19	$0.63	$0.59
Diluted — income from continuing operations	$0.18	$0.19	$0.63	$0.58

Shares used in computation:
Basic earnings per common share	11,901	11,903	11,806	11,978

Diluted earnings per common share	11,966	12,029	11,885	12,129

In the above proforma net revenue, revenue from management contracts constitute $885,000 and $851,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,643,000 and $3,125,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
Unaudited proforma consolidated financial information for the Arizona Acquisition has not been included as the results were not material to current operations.

Acquisitions of Minority Interests
During 2007, the Company has purchased the minority interest in several limited partnerships in separate transactions for an aggregate purchase price of $544,000. The purchases yielded $512,000 of goodwill related to two of the partnerships and the remaining $32,000 represented payment of undistributed earnings to the minority limited partners.
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
For all minority interest purchases noted above, the Company paid or has agreed to pay to the minority limited partner any pro rata undistributed earnings earned through an agreed date prior to the purchase date.
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
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months
Ended
September 30,
2007
Beginning balance	$20,997
Goodwill acquired during the year	18,806
Adjustment	(44)

Ending balance	$39,759

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

	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Net revenues	$639	$2,921
Pre-tax loss	$(1,322)	$(1,915)
The accrual balance at December 31, 2006, which consisted of lease commitments for the closed clinics, and the accrual balance and activity for the nine months ended September 30, 2007 are as follows (in thousands):

	Dec 31, 2006			Sept 30, 2007
Type of Cost	Balance	Additions	Activity	Balance
Lease obligations	$829	$26	$(725)	$130

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements. The cash flow impact of these 31 clinics is deemed immaterial for the consolidated statements of cash flows.

5. NOTES PAYABLE
Notes payable as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	2007	2006
Revolving credit agreement, average interest rate of 6.18%	$12,000	$—
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	1,000	—
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	658	877
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	125	250
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	155	232

	13,938	1,359
Less current portion	(854)	(562)

	$13,084	$797

Effective August 27, 2007, the Company entered into the Credit Agreement with a commitment for a $30,000,000 revolving credit agreement. The Credit Agreement can be increased to $50,000,000 subject to certain terms and conditions. The Credit Agreement has a four year term, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to the Company’s overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to         .35% depending on financial leverage and the amount of funds outstanding under the agreement.
In connection with the STAR Acquisition, the Company incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of totaling $333,333 beginning September 6, 2008 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. Any funds due to the Company related to the working capital adjustment pursuant to the Purchase Agreement will reduce the notes payable.
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
Aggregate annual payments of principal pursuant to the above notes payable required subsequent to September 30, 2007 are as follows (in thousands):

During the twelve months ended September 30, 2007	$854
During the twelve months ended September 30, 2008	678
During the twelve months ended September 30, 2009	406
During the twelve months ended September 30, 2010	—
During the twelve months ended September 30, 2011	12,000

$13,938

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and occupational therapy clinics that provide preventive, curative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At September 30, 2007, we operated 346 outpatient physical and occupational therapy clinics in 42 states. Of these operating clinics, we have developed 276 and acquired 70. During the third quarter of 2007, we added two new clinics that we developed, acquired 52 clinics and closed six. To date, we have opened 369 facilities, acquired 71 clinics, sold seven clinics, closed 83 facilities and consolidated four clinics with other existing clinics. The average age of our clinics at September 30, 2007 was 5.5 years.
The results of operations of STAR have been included in our consolidated financial statements since September 1, 2007, the effective date of the STAR Acquisition.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 10 third-party facilities under management as of September 30, 2007.
Selected Operating and Financial Data
During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for one clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit. In addition, the prior period financial statements have been reclassified to conform with the current year presentation of reporting all earnings allocated to the minority interests limited partners within the line item in the statement of net income entitled – minority interests in subsidiary limited partnerships.
The following table reconciles the amounts previously reported to the amounts reported in these financial statements by major line item for the statements of net income and cash flows for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006				Nine Months Ended September 30, 2006
	As Previously				As Previously
Statement of Net Income	Reported (1)	Reclasses		As Reclassed	Reported (1)	Reclasses		As Reclassed
Net revenue	$33,184	$(59	) (2)	$33,125	$101,430	$(173	) (2)	$101,257
Clinic operating costs	25,058	(377	) (3)	24,681	75,169	(1,056	) (4)	74,113
Corporate office costs	4,136			4,136	13,138			13,138

Operating income from continuing operations	3,990			4,308	13,123			14,006
Interest and investment income, net	102			102	269			269
Loss in unconsolidated joint venture	—			—	(31)			(31)
Minority interest in subsidiary limited partnerships	(1,043)	(334)		(1,377)	(3,429)	(926)		(4,355)

Income before income taxes from continuing operations	3,049			3,033	9,932			9,889
Provision for income taxes	1,165	(6)		1,159	3,806	(24)		3,782

Net income from continuing operations	1,884			1,874	6,126			6,107
(Loss) income from discontinued operations, net of tax	(1,332)	10		(1,322)	(1,934)	19		(1,915)

Net income	$552	$—		$552	$4,192	$—		$4,192

Statement of Cash Flows
Net cash provided by operating activities					$13,944	$692	(5)	$14,636
Net cash used in investing activities					(4,043)	—		(4,043)
Net cash used in financing activities					(7,914)	(692	) (6)	(8,606)

Net increase in cash and cash equivalents					1,987	—		1,987
Cash and cash equivalents — beginning of period					12,352			12,352

Cash and cash equivalents — end of period					$14,339	$—		$14,339

Footnotes on following page.

(1)	As previously reported in the Company’s Form 10Q for the quarterly period ended September 30, 2006.

(2)	Includes revenues related to clinic sold in the fourth quarter of 2006.

(3)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $310,000 and costs related to Discontinued Operations of $67,000.

(4)	Includes minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $897,000 and costs related to Discontinued Operations of $159,000.

(5)	Includes increase in minority interests in subsidiary limited partnerships previously reported as clinic operating costs — salaries and related costs of $897,000 offset by change in compensation liability of $205,000. For clinic partnerships formed after January 18, 2001, earnings allocated to minority interests in subsidiary limited partnerships that were accrued and not paid were previously included in other liabilities and the net change was included in net cash provided by operating activities in the statement of cash flows.

(6)	Represents distribution paid to minority limited partners for Clinic Partnerships formed after January 18, 2001.
The following table and discussion relates to continuing operations unless otherwise noted. Mature Clinics in the following discussion relates to clinics opened or acquired before October 1, 2006 and not closed in 2006.
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of clinics, at the end of period	346	281	346	281
Working Days	63	63	191	191
Average visits per day per clinic	19.6	19.6	19.3	20.2
Total patient visits	381,452	340,335	1,108,252	1,029,244

Net patient revenue per visit	$96.75	$96.39	$95.97	$96.93
Statement of operations per visit:
Net revenues	$98.19	$97.33	$97.03	$98.38
Salaries and related costs	51.33	50.40	50.14	50.46
Rent, clinic supplies, contract labor and other	21.44	20.38	20.97	20.03
Provision for doubtful accounts	1.81	1.74	1.56	1.52

Contribution from clinics	23.61	24.81	24.36	26.37
Corporate office costs	11.04	12.15	11.46	12.76

Operating income from continuing operations	$12.57	$12.66	$12.90	$13.61

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
•	Net revenues increased to $37.5 million for the three months ended September 30, 2007 (“2007 Third Quarter”) from $33.1 million for the three months ended September 30, 2006 (“2006 Third Quarter”) due to a 13.1% increase in patient visits from 340,000 to 381,000 and a $0.36 increase from $96.39 to $96.75 in net patient revenue per visit. The 2007 figures include one month of results for the STAR clinics acquired in September 2007.

•	Net income, inclusive of discontinued operations, for the 2007 Third Quarter was $2.1 million versus $0.6 million for the same period last year. Net income, inclusive of discontinued operations, was $0.18 per diluted share for the 2007 Third Quarter as compared to $0.05 per diluted share for the 2006 Third Quarter. The 2007 Third Quarter includes a loss from discontinued operations of $12,000, versus $1.3 million, or $0.11 per diluted share for the 2006 Third Quarter. Total diluted shares were 11.7 million for the 2007 Third Quarter and 11.8 million for the 2006 Third Quarter.

Net Patient Revenues
•	Net patient revenues increased to $36.9 million for the 2007 Third Quarter from $32.8 million for the 2006 Third Quarter, an increase of $4.1 million, or 12.5%, due to a 12.1% increase in patient visits to 381,000 and a slight increase of $0.36 in net patient revenues per visit to $96.75 from $96.39.

•	Total patient visits increased 41,000, or 12.1%, to 381,000 for the 2007 Third Quarter from 340,000 for the 2006 Third Quarter. The growth in visits was attributable to an increase of approximately 43,000 visits in clinics opened or acquired between October 1, 2006 and September 30, 2007 (“New Clinics”) offset by a slight decrease of 2,000 for Mature Clinics.

•	The $4.1 million net patient revenues increase for the 2007 Third Quarter included approximately $4.3 million from New Clinics (of which $3.4 million related to the clinics acquired in November 2006 and September 2007) offset by a decrease of $0.2 million in net patient revenues from Mature Clinics. The $0.2 million decrease for Mature Clinics included a $1.2 million decrease for clinics opened prior to January 1, 2006 (excluding those clinics closed in 2006) which was offset by a $1.0 million increase for clinics opened in the first nine months of 2006.
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
Clinic Operating Costs
Clinic operating costs as a percent of net revenues were 76.0% for the 2007 Third Quarter and 74.5% for the 2006 Third Quarter. Without the results of the STAR clinics, clinic operating costs as a percent of net revenues were 75.1% for the 2007 Third Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $19.6 million for the 2007 Third Quarter from $17.1 million for the 2006 Third Quarter, an increase of $2.4 million, or 14.1%. Of the $2.4 million increase, costs of $2.6 million were incurred at the New Clinics offset by a reduction of $0.2 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 52.0% for the 2007 Third Quarter and 2006 Third Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $8.2 million for the 2007 Third Quarter from $6.9 million for the 2006 Third Quarter, an increase of $1.3 million, or 17.9%. Approximately $1.1 million was incurred at the New Clinics and $0.2 million was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.8% for the 2007 Third Quarter and 20.9% for the 2006 Third Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2007 Third Quarter and $0.6 million for the 2006 Third Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.8% for the 2007 and 2006 Third Quarter. Excluding the patient accounts receivable acquired in the STAR Acquisition, our allowance for bad debts as a percent of total patient accounts receivable was 7.9% at September 30, 2007, as compared to 6.8% at December 31, 2006. Our days sales outstanding was 56 days at September 30, 2007 and 55 days at December 31, 2006.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $4.2 million, or 11.2% of net revenues, for the 2007 Third Quarter and $4.1 million, or 12.5% of net revenues for the 2006 Third Quarter.
Interest and investment income
Interest and investment income decreased to $87,000 for the 2007 Third Quarter from $111,000 for the 2006 Third Quarter primarily attributable to funds being used in September to fund the STAR Acquisition.

Interest expense
Interest expense increased to $84,000 for the 2007 Third Quarter from $9,000 for the 2006 Third Quarter primarily due to the $12.0 million in borrowings in September 2007 primarily in conjunction with the STAR Acquisition on its revolving credit agreement. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships remained at approximately $1.4 million for the 2007 and 2006 Third Quarters. Minority interest as a percentage of operating income before corporate office costs decreased to 15.2% for the 2007 Third Quarter as compared to 16.3% for the 2006 Third Quarter.
Provision for Income Taxes
The provision for income taxes increased to $1.3 million for the 2007 Third Quarter from $1.2 million for the 2006 Third Quarter. During the 2007 Third Quarter, we accrued state and federal income taxes at an effective tax rate of 37.8% versus 38.2% for the 2006 Third Quarter.
Loss from Discontinued Operations
During 2006, we closed 31 clinics and sold one. For those clinics, we incurred $12,000, net of tax benefit, in additional closure costs during the 2007 Third Quarter and incurred closure costs and loss from operations from those clinics of $1.3 million, net of tax benefit, during the 2006 Third Quarter. The operating results of the nine clinics closed in 2007 were not material to our operations, and therefore, the results of these clinics were not classified and reported as discontinued operations.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
•	Net revenues increased to $107.5 million for the nine months ended September 30, 2007 (“2007 Nine Months”) from $101.3 million for the nine months ended September 30, 2006 (“2006 Nine Months”) due to a 7.7% increase in patient visits from 1,029,000 to 1,108,000 which was partially offset by a $0.97 decrease from $96.93 to $95.96 in net patient revenue per visit. As previously noted, the 2007 figures include one month of results for the STAR clinics acquired in September 2007.

•	Net income, inclusive of discontinued operations, for the 2007 Nine Months was $6.3 million versus $4.2 million for the 2006 Nine Months. Net income, inclusive of discontinued operations, was $0.54 per diluted share for the 2007 Nine Months as compared to $0.35 for the 2006 Nine Months. The net income for the 2007 Nine Months includes a loss from discontinued operations, net of tax benefit, of $81,000, versus $1.9 million, or $0.16 per diluted share, for the 2006 Nine Months. Total diluted shares were 11.7 million for the 2007 Nine Months and 11.9 million for the 2006 Nine Months.
Net Patient Revenues
•	Net patient revenues increased to $106.4 million for the 2007 Nine Months from $99.8 million for the 2006 Nine Months, an increase of $6.6 million, or 6.6%, due to a 7.7% increase in patient visits to 1,108,000 which was offset partially by a $0.97 decrease in net patient revenues per visit to $95.96 from $96.93.

•	Total patient visits increased 79,000, or 7.7%, to 1,108,000 for the 2007 Nine Months from 1,029,000 for the 2006 Nine Months. The growth in visits was attributable to an increase of approximately 75,000 visits in New Clinics and 4,000 for Mature Clinics. The visits for Mature Clinic were affected adversely due to weakness in the Michigan market as the rest of our operations achieved a 2.2% increase in same store visits.

•	The $6.6 million net patient revenues increase for the 2007 Nine Months included approximately $7.6 million from New Clinics (of which $6.1 million related to the clinics acquired in November 2006 and September 2007) offset by a decrease of $1.0 million in net patient revenues from Mature Clinics. The $1.0 million decrease for Mature Clinics included a $5.0 million decrease related to clinics opened prior to January 1, 2006 (excluding those clinics closed in 2006) which was offset by a $4.0 million increase related to clinics opened in the first nine months of 2006. This decrease is primarily due to the reduction in reimbursement rate by Medicare for outpatient rehabilitation and the weakness in the Michigan market during the first half of 2007.
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
Clinic Operating Costs
Clinic operating costs as a percent of net revenues were 74.9% for the 2007 Nine Months and 73.2% for the 2006 Nine Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $55.6 million for the 2007 Nine Months from $51.9 million for the 2006 Nine Months, an increase of $3.6 million, or 7.0%. Of the $3.6 million increase, costs of $4.1 million were incurred at the New Clinics offset by a decrease of $0.5 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 51.7% for the 2007 Nine Months and 51.3% for 2006 Nine Months.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $23.2 million for the 2007 Nine Months from $20.6 million for the 2006 Nine Months, an increase of $2.6 million, or 12.7%. Of the $2.6 million increase, approximately $2.0 million was incurred at the New Clinics and $0.6 million was incurred at the Mature Clinics. Mature clinics opened in the first nine months of 2006 represented an increase of $0.8 million whereas the Mature Clinics opened or acquired prior to January 1, 2006 experienced a decrease of $0.2 million. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.6% for the 2007 Nine Months and 20.4% for the 2006 Nine Months.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.7 million for the 2007 Nine Months and $1.6 million for the 2006 Nine Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for the 2007 Nine Months and 1.5% for the 2006 Nine Months. Excluding the patient accounts receivable acquired in the STAR Acquisition, our allowance for bad debts as a percent of total patient accounts receivable was 7.9% at September 30, 2007, as compared to 6.8% at December 31, 2006. Our days sales outstanding was 56 days at September 30, 2007 and 55 days at December 31, 2006.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were reduced to $12.7 million, or 11.8% of net revenues, for the 2007 Nine Months from $13.1 million, or 13.0% of net revenues, for the 2006 Nine Months. The $0.4 million decrease is primarily due to lower salaries and related costs due to a reduction in workforce which occurred in the second half of 2006.
Interest and investment income
Interest and investment income decreased to $252,000 for the 2007 Nine Months from $301,000 for the 2006 Nine Months primarily to funds being used in September to fund the STAR Acquisition.
Interest expense
Interest expense increased to $135,000 for the 2007 Nine Months from $32,000 for the 2006 Nine Months primarily due to the $12.0 million in borrowings in September 2007 on our revolving credit agreement. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.

Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships decreased to $4.2 million for the 2007 Nine Months from $4.4 million for the 2006 Nine Months. Minority interest as a percentage of operating income before corporate office costs decreased to 15.4% for the 2007 Nine Months as compared to 16.0% for the 2006 Nine Months. Subsequent to September 30, 2006, we purchased the limited partnership minority interest in nine Clinic Partnerships.
Provision for Income Taxes
The provision for income taxes was $3.9 million for the 2007 Nine Months and $3.8 million for the 2006 Nine Months. During the 2007 Nine Months, we accrued state and federal income taxes at an effective tax rate of 38.3% versus 38.2% for the 2006 Nine Months.
Loss from Discontinued Operations
During 2006, we closed 31 clinics and sold one. For those clinics, we incurred $81,000, net of tax benefit, in additional closure costs during the 2007 Nine Months, which were primarily related to additional allowance for doubtful accounts. During the 2006 Nine Months, we incurred closure costs and loss from operations from those clinics of $1.9 million, net of tax benefit. The operating results of the nine clinics closed in 2007 were not material to our operations, and therefore, the results of these clinics were not classified and reported as discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than with respect to future acquisitions. At September 30, 2007, we had $9.6 million in cash and cash equivalents compared to $11.5 million in cash, cash equivalents and marketable securities at December 31, 2006. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability on our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least September 2008. Significant acquisitions would likely require financing. Included in cash and cash equivalents at September 30, 2007 were $4.5 million in a money market fund.
Cash, cash equivalents and marketable securities decreased $1.9 million from December 31, 2006 to September 30, 2007 due primarily to cash used for the STAR Acquisition ($18.9 million). Other major uses of cash included: purchase of fixed assets ($2.8 million), purchase of intangibles – limited partner interests ($0.5 million), distributions to limited partners ($4.3 million) and payment on notes payable ($0.4 million). During the 2007 Nine Months cash of $12.4 million was provided by operations and $619,000 by proceeds from exercise of stock options.
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit agreement. The Credit Agreement can be increased to $50.0 million subject to certain terms and conditions. The Credit Agreement has a four year term, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. The prior credit agreement for $15.0 million was terminated in September 2007.
Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We plan to continue developing new clinics and make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
We makes reasonable and appropriate efforts to collect its accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for six to 12 months. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days.
In connection with the STAR Acquisition, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333 beginning September 6, 2008 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from 2 months to 6 years for the operating facilities. Any funds due to us related to the working capital adjustment pursuant to the Purchase Agreement will be deducted from the notes payable.
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
Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of September 30, 2007, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. We did not purchase any shares of our common stock during the 2007 Nine Months.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of September 30, 2007, we had 346 clinics in operation, two of which were opened in the 2007 Third Quarter and 51 of which were acquired in the 2007 Third Quarter. We expect to incur initial operating losses from new clinics opened in 2007. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Patient visits and revenues typically gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in second half of 2006 would begin to favorably impact our results of operations beginning in late 2007.

FORWARD LOOKING STATEMENTS
We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-down or write-off of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at September 30, 2007, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $120,000.
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

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the STAR Acquisition, the Company issued 227,618 restricted shares of its common stock, representing an aggregate of $3.1 million based on a price of $13.72 per share determined on the closing price of its common stock 2 days before and following the announcement of the acquisition. The shares of the Company’s common stock were issued in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION
10.1	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U.S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.2	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32 *	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: November 9, 2007	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.2	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U.S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007)

10.2	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32 *	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

*	Filed herewith