Form 10-K
period 2007-12-31
U S PHYSICAL THERAPY INC /NV
filed 2008-03-12
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Common Stock, $.01 par value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2007 was $103,288,876 based on the closing sale price reported on the Nasdaq Global Select for the registrant’s common stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2008, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,857,330.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders	PART III

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through our subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all our subsidiaries.

At December 31, 2007, we operated 349 outpatient physical and occupational therapy clinics in 41 states, including those related to the STAR Acquisition described below. There were 244 clinics operated under Clinic Partnerships and 105 Wholly-Owned Facilities. Our strategy is to develop outpatient clinics on a national basis. The average age of the 349 clinics in operation at December 31, 2007 was 5.6 years. Of the 349 clinics, we developed 279 and acquired 70. Our highest concentration of clinics are in the following states — Tennessee, Texas, Michigan, Oklahoma, Wisconsin, Virginia, Florida, Indiana, Maine and Arizona. In addition to our owned clinics, at December 31, 2007, we also managed 10 physical therapy practices for third parties, including physicians.

Effective September 1, 2007, the Company acquired a majority interest in STAR Physical Therapy, LP (“STAR”), a multi-partner outpatient rehabilitation practice with operations in the southeast United States (the “STAR Acquisition”). STAR owns and operates 51 outpatient physical and occupational therapy clinics and manages seven other facilities for third parties.

We continue to seek to attract physical and occupational therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In 2007, we opened 17 clinics of which seven were new Clinic Partnerships, seven were satellites of existing Clinic Partnerships and three were satellites of Wholly-Owned Facilities. In 2008, we intend to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. In addition, we will evaluate acquisition opportunities.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. Historically, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2007, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships, the managing therapist of each clinic owns the remaining limited partnership interests in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% distribution interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum distribution interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term ranging from one to three years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for one or two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by his or her Clinic Partnership. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, the Company typically has the right, but is not obligated, to purchase the therapists’ partnership interests in Clinic Partnerships.

Each Clinic Partnership maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, one of our subsidiaries provides a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, auditing of regulatory compliance, payroll, benefits administration, accounting services, quality assurance and marketing support.

Our typical clinic occupies approximately 1,500 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Typical minimum staff at a clinic consists of a licensed physical or occupational therapist and an office manager as well as, if appropriate, a contracted social worker and medical advisor. As patient visits grow, staffing may also include additional physical or occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

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

Earlier Hospital Discharge.  Changes in health insurance reimbursement, both public and private, have encouraged the earlier discharge of patients to reduce costs. We believe that early hospital discharge practices foster greater demand for outpatient physical and occupational therapy services.

Aging Population.  In general, the elderly population has a greater incidence of disability compared to the population as a whole. As this segment of the population grows, we believe that demand for rehabilitation services will expand.

MARKETING

We focus our marketing efforts primarily on physicians, including orthopedic surgeons, neurosurgeons, physiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing referral relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

SOURCES OF REVENUE

Payor sources for clinic services are primarily managed care programs, commercial health insurance, Medicare/Medicaid and workers’ compensation insurance. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment by the patients of normal deductibles and co-insurance payments. Workers’ compensation laws generally require employers to provide, directly or indirectly through insurance, costs of medical rehabilitation for their employees from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient’s account is written-off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate.

The following table shows our payor mix for the years ended:

	December 31, 2007		December 31, 2006		December 31, 2005
Payor	Visits	Percentage	Visits	Percentage	Visits	Percentage

Managed Care Program	519,493	33.4%	447,021	32.4%	397,600	30.9%
Commercial Health Insurance	404,980	26.1%	388,474	28.2%	354,032	27.5%
Medicare/Medicaid	343,155	22.1%	294,514	21.3%	299,806	23.3%
Workers’ Compensation Insurance	232,723	15.0%	199,663	14.5%	187,211	14.5%
Other	53,213	3.4%	49,378	3.6%	48,159	3.8%

Total	1,553,564	100.0%	1,379,050	100.0%	1,286,808	100.0%

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

During the year ended December 31, 2007, approximately 22% of our visits were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. However, we cannot assure you that newly developed clinics will be successful in becoming certified as Medicare providers.

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

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extended the Medicare Cap exceptions process for 2007. As a result, the Medicare Cap continued to apply in 2007, and the Adjusted Medicare Limit for 2007 was $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Beginning January 1, 2007, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

The Medicare Cap continues to apply in 2008, and the Adjusted Medicare Limit for 2008 is 1,810. On December 29, 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 was signed into law. This Act extended the exceptions process for the Medicare Cap through June 30, 2008. Unless additional legislation is enacted prior to July 1, 2008, the exceptions process will expire at that time.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, the Medicare Cap resulted in some lost revenues to the Company.

Medicare regulations require that a physician or non-physician practitioner certify the need for skilled therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

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

Regulations Controlling Fraud and Abuse.  Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. § 1320a-7b[b]) (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements of which the Company is a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse Law, which may be more restrictive than the Fraud and Abuse Law.

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

Our business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law. However, the manner in which we contract with such facilities often falls outside the complete scope of available Safe Harbors. We believe our arrangements comply with the Fraud and Abuse Law, even though federal courts provide limited guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have an adverse effect on our business, financial condition and results of operations.

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

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits any party from billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Committees.  Our Compliance Committee, appointed by the Board, consists of three independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, especially the CO and other compliance and legal personnel. The CO is in on going contact with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

Monitoring and Auditing Clinic Operational Compliance.  The Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Each clinic is audited at least once every 18 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is paid to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator will receive a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

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

EMPLOYEES

At December 31, 2007, we employed 1,957 people, of which 1,607 were full-time employees. At that date, as it relates to the Company, no employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2007, approximately 80% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 20% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient was initially limited to $1,500, (the “Medicare Cap or Limit”), except for services provided in hospitals. After a three-year moratorium, this Medicare Limit on therapy services was implemented for services rendered on or after September 1, 2003 subject to an adjusted total of $1,590 (the “Adjusted Medicare Limit”). Effective December 8, 2003, a moratorium was again placed on the Adjusted Medicare Limit for the remainder of 2003 and for years 2004 and 2005. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Adjusted Medicare Limit was reinstated effective as of January 1, 2006. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists were subject to the cap, except to the extent these services were rendered pursuant to certain management and professional services agreements with inpatient facilities, in which case the caps did not apply. The Adjusted Medicare Limit for 2006 was $1,740.

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

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extends the Medicare Cap exceptions process for 2007. The Medicare Cap continued to apply in 2007, and the Adjusted Medicare Limit for 2007 is $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Beginning January 1, 2007, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

The Medicare Cap continues to apply in 2008, and the Adjusted Medicare Limit for 2008 is $1,810. On December 20, 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 was signed into law. This Act extended the exceptions process for the Medicare Cap through June 30, 2008. Unless additional legislation is enacted prior to July 1, 2008, the exceptions process will expire at that time.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 10, 2008, there were 58 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2007		2006
Quarter	High	Low	High	Low

First	$14.53	$11.89	$19.85	$16.60
Second	15.77	13.01	17.27	13.42
Third	15.27	11.89	16.26	11.71
Fourth	15.27	12.82	12.76	10.99

Since inception, we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2007, including the 1992 Stock Option Plan, 1999 Employee Stock Option Plan and inducement option agreements.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in 1st Column

Equity Compensation Plans Approved by Stockholders(1)	812,900	$13.95	187,494
Equity Compensation Plans Not Approved by Stockholders(2)	134,000	$13.97	—

Total	946,900	$13.95	187,494

(1)	The 1992 Stock Option Plan, as amended (the “1992 Plan”), expired in 2002, and no new option grants can be awarded subsequent to this date. The 2003 Stock Incentive Plan (the “2003 Plan”) permits us to grant stock-based compensation to employees, consultants and outside directors of the Company. The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits us to grant stock-based compensation to employees. The Amended 1999 Plan was approved by our stockholders at our annual meeting of stockholders held on May 31, 2006.

(2)	Inducement options were granted to certain individuals in connection with their offers of employment or initial affiliation with us. Each inducement option was made pursuant to an option grant agreement.

For further descriptions of the 1992 Plan, Amended 1999 Plan, 2003 Plan and the inducement options, see “Equity Based Plans” in Note 10 of the Notes to the Consolidated Financial Statements in Item 8.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2002 through December 31, 2007. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2007 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return
For the Year Ended December 31, 2007

	12/02	12/03	12/04	12/05	12/06	12/07
U.S. Physical Therapy, Inc.	100	141	138	166	110	129
The Nasdaq Stock Market United States Index	100	150	163	166	183	198
The Nasdaq Stock Market Healthcare Index	100	153	193	265	265	346

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7. During 2006, the Company closed 31 unprofitable clinics and sold one. In accordance with current accounting literature, for all periods presented, the results of operations and closure costs for these closed clinics and the results of operations for the clinic sold in the fourth quarter are presented in the consolidated statements of net income, as “Discontinued Operations”, net of the tax benefit. The closure costs and operating results for clinics closed or sold in other years were deemed immaterial and therefore not reported as discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in Item 8.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)

Net revenues	$151,686	$135,194	$126,256	$111,709	$99,175
Operating income from continuing operations	$20,035	$18,596	$20,527	$16,505	$16,228
Income before income taxes from continuing operations	$14,280	$13,250	$14,915	$10,497	$10,824
Net income from continuing operations	$8,815	$8,193	$9,178	$6,499	$6,734
Net income	$8,738	$6,296	$8,791	$6,678	$7,331
Net income from continuing operations per common share:
Basic	$0.76	$0.70	$0.77	$0.55	$0.61
Diluted	$0.75	$0.70	$0.76	$0.53	$0.55
Net income per common share:
Basic	$0.75	$0.54	$0.74	$0.56	$0.66
Diluted	$0.75	$0.54	$0.73	$0.54	$0.61
Total assets	$96,252	$71,457	$66,519	$61,608	$54,539
Long-term debt, less current portion	$7,959	$797	$483	$—	$83
Working capital	$24,595	$26,811	$29,737	$34,988	$28,728
Current ratio	3.15	3.92	5.18	7.23	5.57
Total long-term debt to total capitalization(1)	0.11	0.01	0.01	—	—

(1)	In 2003, the majority of the Company’s outstanding debt was classified as short-term resulting in the ratio of total long-term debt to total capitalization being less than 0.01 to 1. On December 31, 2004, there was no long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At December 31, 2007, we operated 349 outpatient physical and occupational therapy clinics in 41 states, including those described in the STAR Acquisition below. The average age of our clinics at December 31, 2007, was 5.6 years. We have developed 279 of the clinics and acquired 70. In 2007, we added 69 clinics, including 17 developed and 52 acquired, and closed 12 (including one that was acquired in 2007).

Effective September 1, 2007, the Company acquired a majority interest in STAR, a multi partner outpatient rehabilitation practice with operations in the southeast United States. STAR owns and operates 51 outpatient physical and occupational therapy clinics and manages seven other facilities for third parties. Therefore, the 2007 figures include four months of results for the STAR clinics acquired in September 2007.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with ten third-party facilities (including those related to the STAR Acquisition) under management as of December 31, 2007.

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

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system does not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic by clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2007. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $540,000 for the year ended December 31, 2007. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2007, 2006 and 2005 have not been material to the statement of operations.

The following table sets forth information regarding our accounts receivable as of the dates indicated (in thousands):

	December 31
	2007	2006
Gross accounts receivable	$54,282	$44,648
Less contractual allowances	26,524	21,578

Subtotal — accounts receivable	27,758	23,070
Less allowance for doubtful accounts	2,184	1,567

Net patient accounts receivable	$25,574	$21,503

The following table presents our accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2007			December 31, 2006
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/Commercial Plans	$9,163	$3,011	$12,174	$7,904	$2,088	$9,992
Medicare/Medicaid	4,406	2,283	6,689	3,789	1,563	5,352
Workers Compensation*	4,180	877	5,057	3,709	763	4,472
Self-pay	591	1,024	1,615	539	784	1,323
Other**	1,032	1,191	2,223	740	1,191	1,931

Totals	$19,372	$8,386	$27,758	$16,681	$6,389	$23,070

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Historically, approximately 6.0% of balances are reclassified into self-pay from other categories (primarily Managed Care, Medicare and other) after all expected payments are received from third party payors.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a model for how a company is to recognize, measure, present and disclose in its financial statements uncertain positions that a company has taken or plans to take on a future tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits for Federal, state and local tax jurisdictions

In May 2007 the FASB issued FASB Staff Position No. FIN 48-1, “Definition of a Settlement in FASB Interpretation No. 48” (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FIN 48-1 was applied upon the initial adoption of FIN 48. There was no effect on our financial condition or results of operations due to the implementation of FIN 48 and FIN 48-1.

Carrying Value of Long-Lived Assets.  Our property and equipment, intangible assets and goodwill (collectively, our “long-lived assets”) comprise a significant portion of our total assets. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 and No. 142. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment or intangible assets exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value. Also, if the carrying value of our goodwill exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2007, no goodwill was written off due to impairment based upon our annual analysis. See Note 2 — Significant Accounting Policies — Goodwill — of the Notes to Consolidated Financial Statements in Item 8. In 2006, goodwill of $192,000 was written-off due to clinic closings and such amount is included in Discontinued Operations, net of the tax benefit in the accompanying Consolidated Statement of Net Income.

SELECTED OPERATING AND FINANCIAL DATA

During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit. The operating results of the 12 clinics closed in 2007 were not material to the operations of the Company and therefore the operating results of those clinics were not reclassified and reported as discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2007	Year ended December 31, 2007
2006	Year ended December 31, 2006
2005	Year ended December 31, 2005
New Clinics	Clinics opened or acquired during the year ended December 31, 2007
Mature Clinics	Clinics opened or acquired prior to January 1, 2007 but not closed or sold in 2006
2006 New Clinics	Clinics opened or acquired during the year ended December 31, 2006
2006 Mature Clinics	Clinics opened or acquired prior to January 1, 2006 but not closed or sold in 2006
2005 New Clinics	Clinics opened or acquired during the year ended December 31, 2005 but not closed in 2006
2005 Mature Clinics	Clinics opened or acquired prior to January 1, 2005 but not closed or sold in 2006
Discontinued Clinics	Clinics closed or sold in 2006

	For the Years Ended December 31,
	2007	2006	2005

Number of clinics, at the end of period	349	292	254
Working Days	255	254	255
Average visits per day per clinic	19.6	20.0	20.6
Total patient visits	1,553,564	1,379,050	1,286,808
Net patient revenue per visit	$96.19	$96.72	$96.49
Statement of operations per visit:
Net revenues	$97.64	$98.04	$98.11
Salaries and related costs	50.98	50.28	48.73
Rent, clinic supplies, contract labor and other	20.97	20.23	19.62
Provision for doubtful accounts	1.64	1.53	1.05

Contribution from clinics	24.05	26.00	28.71
Corporate office costs	11.15	12.51	12.76

Operating income from continuing operations	$12.90	$13.49	$15.95

RESULTS OF OPERATIONS

FISCAL YEAR 2007 COMPARED TO FISCAL 2006

•	Net revenues rose 12% to $151.7 million for 2007 from $135.2 million for 2006 primarily due to a 13% increase in patient visits to 1.6 million partially offset by a decrease of $0.53 in net patient revenues per visit to $96.19. As previously noted, the 2007 figures include four months of the results of the STAR clinics acquired in September 2007. In addition, the 2007 figures include 255 days of operations as compared to 254 days for 2006.

•	Net income from continuing operations increased 8% to $8.8 million for 2007 from $8.2 million. Earnings from continuing operations per diluted share increased to $0.75 from $0.70. Total diluted shares for the years ended December 31, 2007 and 2006 were 11.7 million.

•	Net income (inclusive of effects of discontinued operations) increased 39% to $8.7 million for 2007 from $6.3 million. Net income per diluted share increased to $0.75 from $0.54. These net income figures are net of closure costs, impairment charges and operating losses from discontinued operations of $77,000, tax effected, in 2007 and $1.9 million, tax effected, in 2006.

Net Patient Revenues

•	Net patient revenues increased to $149.4 million for 2007 from $133.4 million for 2006, an increase of $16.1 million, or 12%, primarily due to a 13% increase in patient visits to 1.6 million partially offset by a decrease of $0.53 in patient revenues per visit to $96.19.

•	Total patient visits increased 175,000, or 13%, to 1.6 million for 2007 from 1.4 million for 2006. The growth in visits for the period was attributable to approximately 119,000 visits in New Clinics together with a 56,000 or 4% increase in visits for Mature Clinics. For 2006 New Clinics, the number of visits increased by 104,000 for 2007 compared to 2006. For 2006 Mature Clinics, the number of visits decreased by 48,000 in 2007 compared to 2006.

•	Net patient revenues from New Clinics accounted for approximately 69% of the total increase, or approximately $11.1 million, primarily related to the STAR clinics. The remaining increase of $5.0 million in net patient revenues was from Mature Clinics.

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

Management Contract Revenues and Other Revenues

Revenues from management contracts and other revenues increased by approximately $431,000 from 2006 to 2007 due to the inclusion of revenues from the STAR clinics derived primarily from managing seven clinics.

Clinic Operating Costs

Clinic operating costs were 75% of net revenues for 2007 and 74% of net revenues for 2006. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $79.2 million for 2007 from $69.3 million for 2006, an increase of $9.9 million, or 14%. Approximately 79% of the increase, or $7.8 million, was attributable to the New Clinics. The remaining increase of $2.1 million was due to $4.7 million in higher costs at various 2006 New Clinics offset by lower salaries in 2006 Mature Clinics due to reduction in staffing. Salaries and related costs as a percent of net revenues was 52% for 2007 and 51% for 2006.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $32.6 million for 2007 from $27.9 million for 2006, an increase of $4.7 million, or 17%. Approximately 66% of the increase or $3.1 million was attributable to the New Clinics, $1.9 million was attributable to 2006 New Clinics offset by $0.3 million related to 2006 Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 22% for 2007 and 21% for 2006.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $2.6 million for 2007 from $2.1 million for 2006, an increase of $0.4 million, or 21%. The provision for doubtful accounts as a percent of net patient revenues was 2% for 2007 and 2006. Our allowance for bad debts as a percent of total patient accounts receivable was 8% at December 31, 2007, as compared to 7% at December 31, 2006. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding was 55 days at December 31, 2007 and December 31, 2006. Receivables in the amount of $2.0 million and $2.2 million were written-off in 2007 and 2006, respectively.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, remained at $17.3 million for 2007 and 2006. Corporate office costs as a percent of net revenues was 11% for 2007 and 13% for 2006.

Interest and investment income

Interest and investment income decreased to $273,000 for 2007 from $382,000 for 2006 primarily due to the expenditure of investment and interest bearing cash required to fund the STAR Acquisition in September 2007.

Interest expense

Interest expense increased to $301,000 for 2007 from $50,000 for 2006 primarily due to borrowings on our revolving credit facility to fund the STAR Acquisition. See Liquidity and Capital Resources below for a discussion of the terms of the related Credit Agreement.

Provision for Income Taxes

The provision for income taxes increased to $5.5 million for 2007 from $5.1 million for 2006, an increase of approximately $0.4 million, or 8%, as a result of higher pre-tax income. During 2007 and 2006, we recognized state and federal income taxes at an effective tax rate of 38%.

Loss from Discontinued Operations

In 2006, the Company closed 31 clinics, with 28 of those being closed in the third quarter of 2006, and sold one clinic in the fourth quarter of 2006. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has reported for all periods presented the operating losses and closure costs related to the clinics closed and sold in 2006 as “Discontinued Operations.” The Company reported a charge of $77,000 and $1.9 million, net of income taxes, for closure costs, impairment charges and operating losses in 2007 and 2006, respectively. The 2006 charge included $1.1 million in operating losses, $1.9 million in closure costs and impairment charges and a tax benefit of $1.1 million.

FISCAL YEAR 2006 COMPARED TO FISCAL 2005

•	Net revenues rose 7% to $135.2 million for 2006 from $126.3 million for 2005 primarily due to a 7% increase in patient visits to 1.4 million and an increase of $0.23 in net patient revenues per visit to $96.72.

•	Net income from continuing operations decreased 11% to $8.2 million for 2006 from $9.2 million. Earnings from continuing operations per diluted share decreased to $0.70 from $0.76. Total diluted shares for the years ended December 31, 2006 and 2005 were 11.7 million and 12.1 million, respectively. The 2006 year includes equity compensation expense of $0.6 million, tax effected, as compared to none in 2005. The Company adopted SFAS No. 123R as of January 1, 2006.

•	Net income (inclusive of effects of discontinued operations) decreased 28% to $6.3 million from $8.8 million. Net income per diluted share decreased to $0.54 from $0.73. In addition to the $0.6 million of equity compensation expense, 2006 includes $1.9 million, tax effected, of closure costs, impairment charges and operating losses related to the Discontinued Clinics as compared to $0.4 million, tax effected, in 2005.

Net Patient Revenues

•	Net patient revenues increased to $133.4 million for 2006 from $124.2 million for 2005, an increase of $9.2 million, or 7%, primarily due to a 7% increase in patient visits to 1.4 million and an increase of $0.23 in patient revenues per visit to $96.72.

•	Total patient visits increased 92,000, or 7%, to 1.4 million for 2006 from 1.3 million for 2005. The growth in visits for the period was attributable to approximately 46,000 visits in 2006 New Clinics together with a 46,000 or 4% increase in visits for 2006 Mature Clinics. For 2005 New Clinics, the number of visits increased by 96,000 for 2006 compared to 2005. For 2005 Mature Clinics, the number of visits decreased by 50,000 in 2006 compared to 2005.

•	Net patient revenues from 2006 New Clinics accounted for approximately 47% of the total increase, or approximately $4.3 million. The remaining increase of $4.9 million in net patient revenues was from 2006 Mature Clinics.

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

Clinic Operating Costs

Clinic operating costs were 74% of net revenues for 2006 and 71% of net revenues for 2005. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $69.3 million for 2006 from $62.7 million for 2005, an increase of $6.6 million, or 11%. Approximately 43% of the increase, or $2.9 million, was attributable to the 2006 New Clinics. The remaining increase, or $3.7 million, was due to $5.0 million in higher costs at various clinics opened or acquired in 2005 and 2004 partially offset by lower salaries in clinics opened prior to 2004 due to reductions in staffing. Salaries and related costs as a percent of net revenues was 51% for 2006 and 50% for 2005.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $27.9 million for 2006 from $25.2 million for 2005, an increase of $2.7 million, or 11%. Approximately 73% of the increase, or $2.0 million, was attributable to the 2006 New Clinics and $0.7 million was attributable to various 2006 Mature Clinics due to normal increase in activity at our younger Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 21% for 2006 and 20% for 2005.

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

Minority Interests in Earnings of Subsidiary Limited Partnerships

Minority interests in earnings of subsidiary limited partnerships decreased 5% to $5.6 million for 2006 from $5.9 million for 2005. As a percentage of operating income before corporate costs, minority interest decreased to 14% for 2006 from 16% for 2005. This decrease is partially due to the Company’s purchases of additional minority interests during 2006 and 2005.

Provision for Income Taxes

The provision for income taxes decreased to $5.0 million for 2006 from $5.7 million for 2005, a decrease of approximately $0.7 million, or 12%, as a result of lower pre-tax income. During 2006 and 2005, we recognized state and federal income taxes at an effective tax rate of 38%.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At December 31, 2007, we had $8.0 million in cash and cash equivalents compared to $11.5 million (including $500,000 of marketable securities) at December 31, 2006, a decrease of 30%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability on our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, clinic closure costs accrued, future clinic development and investments through at least December 2008. Significant acquisitions would likely require financing under our existing revolving credit facility. Included in cash and cash equivalents at December 31, 2007 were $1.1 million in a money market fund.

The decrease in cash, cash equivalents and marketable securities of $3.5 million from December 31, 2006 to December 31, 2007 was due primarily to cash used for the STAR Acquisition ($18.9 million). Other major uses of cash included: purchase of fixed assets ($4.0 million), purchase of intangibles — limited partner interests ($0.5), payment for earn-out related to a business acquisition ($0.6 million), distributions to limited partners ($5.7 million), payments on revolving credit agreement and notes payable ($5.6 million). During 2007, $19.0 million was provided by operations, $12.0 million proceeds from the revolving credit facility and $0.8 million from proceeds and tax benefit of exercise of stock options.

Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility. The Credit Agreement can be increased to $50.0 million subject to certain terms and conditions. The Credit Agreement has a four year term, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days.

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2007 are summarized as follows (in thousands):

Contractual Obligation	Total	2008	2009	2010	2011	2012	Thereafter

Notes Payable	$8,771	$812	$626	$333	$7,000	$—	$—
Employee Agreements	$26,100	18,026	5,732	1,902	277	140	23
Operating Leases	$34,873	12,649	9,423	5,983	3,026	3080	712

	$69,744	$31,487	$15,781	$8,218	$10,303	$3,220	$735

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

In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable with the sellers in the amount of $877,500 payable in equal quarterly principal installments of $73,125, beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of

7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007. In December 2007, we paid $557,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.

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

In conjunction with the above mentioned acquisitions, in the event that a minority partner’s employment ceases at any time after three years from the acquisition date, the Company has agreed to repurchase that individual’s minority partner interest at a predetermined multiple of earning before interest and taxes.

Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of December 31, 2007, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the year ended December 31, 2006, the Company purchased 404,952 shares of its common stock on the open market for $5.5 million. We did not purchase any shares of our common stock during 2007.

Off Balance Sheet Arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 14 to our consolidated financial statements included in this report, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

RECENTLY PROMULGATED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has evaluated the impact of the statement on the Company and does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. Management has evaluated the impact of this pronouncement on its consolidated financial statements and does not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R may have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is in the process of determining the impact of the adoption of this standard on the Company’s financial position, results of operations, and cash flows.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of December 31, 2007, we had 349 clinics in operation, of which 17 were opened and 51 acquired in 2007. For those newly opened clinics, we incurred an operating loss in 2007. Generally we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues tend to increase significantly during the two to three years following the first anniversary of a clinic opening. Based on historical performance of our new clinics, generally the clinics opened in 2007 would be expected to favorably impact our results of operations beginning in the mid to latter part of 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2007 was seller notes of $1.8 million and outstanding balance on our Credit Agreement of $7.0 million. The outstanding balance under the Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $70,000 of interest expense. See Note 8 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. U.S. Physical Therapy, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation did not include the internal control over financial reporting relating to STAR Physical Therapy, LP (“STAR”) which we acquired on September 6, 2007 (See Note 3 to Notes to Consolidated Financial Statements). Total assets and net revenues of STAR represent approximately $9.3 million and $10.5 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

The Company’s independent registered public accounting firm that audited the 2007 financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 34.

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc.’s internal control over financial reporting based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, the internal control over financial reporting related to STAR Physical Therapy, LP (“STAR”) which was acquired by the company during September 2007. Our audit of internal control over financial reporting of U.S. Physical Therapy, Inc. and subsidiaries also excluded STAR. Assets of approximately $9.3 million and net revenues of $10.5 million of STAR are included in the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries as of and for the year ended December 31, 2007.

In our opinion, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2008

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$7,976	$10,952
Marketable securities — available for sale	—	500
Patient accounts receivable, less allowance for doubtful accounts of $2,184 and $1,567, respectively	25,574	21,503
Accounts receivable — other	1,150	775
Other current assets	1,333	2,251

Total current assets	36,033	35,981
Fixed assets:
Furniture and equipment	28,782	23,718
Leasehold improvements	17,352	15,226

	46,134	38,944
Less accumulated depreciation and amortization	29,342	25,573

	16,792	13,371
Goodwill	37,650	20,997
Other intangible assets, net	3,930	278
Other assets	1,847	830

	$96,252	$71,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,555	$1,601
Accrued expenses	9,071	7,007
Current portion of notes payable	812	562

Total current liabilities	11,438	9,170
Notes payable	959	797
Revolving line of credit	7,000	—
Deferred rent	1,104	1,273
Other long-term liabilities	696	829

Total liabilities	21,197	12,069
Minority interests in subsidiary limited partnerships	5,648	3,871
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,053,192 and 13,681,849, shares issued, respectively	141	137
Additional paid-in capital	41,452	36,304
Retained earnings	59,442	50,704
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	69,407	55,517

	$96,252	$71,457

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net patient revenues	$149,437	$133,376	$124,164
Management contract revenues	1,945	1,784	2,022
Other revenues	304	34	70

Net revenues	151,686	135,194	126,256
Clinic operating costs:
Salaries and related costs	79,191	69,340	62,708
Rent, clinic supplies, contract labor and other	32,581	27,896	25,245
Provision for doubtful accounts	2,553	2,115	1,351

	114,325	99,351	89,304
Corporate office costs	17,326	17,247	16,425

Operating income from continuing operations	20,035	18,596	20,527
Interest and investment income	273	382	385
Interest expense	(301)	(50)	(24)
Loss in unconsolidated joint venture	—	(31)	(34)
Minority interests in subsidiary limited partnerships	(5,727)	(5,647)	(5,939)

Income before income taxes from continuing operations	14,280	13,250	14,915
Provision for income taxes	5,465	5,057	5,737

Net income from continuing operations	8,815	8,193	9,178
Discontinued operations:
(Loss) income from discontinued operations	(121)	(2,985)	(613)
Tax benefit (expense) from discontinued operations	44	1,088	226

	(77)	(1,897)	(387)

Net income	$8,738	$6,296	$8,791

Earnings per share:
Basic — income from continuing operations	$0.76	$0.70	$0.77
Basic — (loss) income from discontinued operations	(0.01)	(0.16)	(0.03)

Total basic earnings per common share	$0.75	$0.54	$0.74

Diluted — income from continuing operations	$0.75	$0.70	$0.76
Diluted — (loss) income from discontinued operations	—	(0.16)	(0.03)

Total diluted earnings per common share	$0.75	$0.54	$0.73

Shares used in computation:
Basic earnings per common share	11,643	11,690	11,923

Diluted earnings per common share	11,718	11,731	12,075

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands)

Balance December 31, 2004	13,437	$134	$32,534	$35,617	(1,321)	$(18,106)	$50,179
Proceeds from exercise of stock options	208	2	1,798	—	—	—	1,800
Tax benefit from exercise of stock options	—	—	705	—	—	—	705
Purchase of treasury stock	—	—	—	—	(489)	(8,000)	(8,000)
Net income	—	—	—	8,791	—	—	8,791

Balance December 31, 2005	13,645	136	35,037	44,408	(1,810)	(26,106)	53,475
Proceeds from exercise of stock options	31	1	124	—	—	—	125
Tax benefit from exercise of stock options	—	—	105	—	—	—	105
Issuance of restricted stock	6	—	—	—	—	—	—
Amortization of restricted stock	—	—	17	—	—	—	17
Equity-based compensation expense	—	—	1,021	—	—	—	1,021
Purchase of treasury stock	—	—	—	—	(405)	(5,522)	(5,522)
Net income	—	—	—	6,296	—	—	6,296

Balance December 31, 2006	13,682	137	36,304	50,704	(2,215)	(31,628)	55,517
Issuance of common stock in connection with acquisition	228	2	3,121	—	—	—	3,123
Proceeds from exercise of stock options	75	2	566	—	—	—	568
Tax benefit from exercise of stock options	—	—	184	—	—	—	184
Issuance of restricted stock	71	—	—	—	—	—	—
Cancellation of restricted stock	(3)	—	—	—	—	—	—
Amortization of restricted stock	—	—	297	—	—	—	297
Equity-based compensation expense	—	—	980	—	—	—	980
Net income	—	—	—	8,738	—	—	8,738

Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES
Net income	$8,738	$6,296	$8,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,986	4,494	4,308
Minority interests in earnings of subsidiary limited partnerships	5,727	5,559	5,939
Provision for doubtful accounts	2,636	2,197	1,446
Equity-based awards compensation expense	1,277	1,038	—
Loss on sale or abandonment of assets	117	512	201
Excess tax benefit from exercise of stock options	(184)	(105)	—
Tax benefit from exercise of stock options	—	—	705
Write-off of goodwill	—	192	145
Recognition of deferred rent subsidies	(456)	(403)	(391)
Deferred income tax	313	(373)	44
Other	—	—	45
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,543)	(3,434)	(3,224)
Increase in accounts receivable — other	(87)	(73)	(212)
(Increase) decrease in other assets	(160)	168	137
Increase (decrease) in accounts payable and accrued expenses	(655)	1,623	1,036
Increase in other liabilities	338	781	210

Net cash provided by operating activities	19,047	18,472	19,180
INVESTING ACTIVITIES
Purchase of fixed assets	(4,034)	(4,655)	(4,527)
Purchase of business, net of cash acquired	(19,504)	(5,206)	(6,321)
Acquisitions of minority interests, included in goodwill	(519)	(1,234)	(1,513)
Purchase of marketable securities — available for sale	(2,040)	(700)	(13,700)
Proceeds on sale of marketable securities — available for sale	2,540	2,850	12,250
Proceeds on sale of fixed assets	21	99	178

Net cash used in investing activities	(23,536)	(8,846)	(13,633)
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(5,651)	(5,489)	(6,195)
Repurchase of common stock	—	(5,522)	(8,000)
Proceeds from revolving line of credit	12,000	—	—
Payments on revolving line of credit	(5,000)	—	—
Payment of notes payable	(588)	(245)	(153)
Excess tax benefit from stock options exercised	184	105	—
Proceeds from exercise of stock options	568	125	1,800

Net cash provided by (used in) financing activities	1,513	(11,026)	(12,548)
Net increase (decrease) in cash and cash equivalents	(2,976)	(1,400)	(7,001)
Cash and cash equivalents — beginning of year	10,952	12,352	19,353

Cash and cash equivalents — end of year	$7,976	$10,952	$12,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$5,481	$3,844	$4,863
Interest	$263	$34	$15
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$1,000	$878	$810
Purchase of business — issuance of common stock	$3,123	$—	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2007, the Company owned and operated 349 clinics in 41 states, including those related to the STAR Acquisition described below. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with 10 such third-party facilities under management as of December 31, 2007.

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

Effective September 1, 2007, the Company acquired a majority interest in STAR Physical Therapy, LP (“STAR”), a multi partner outpatient rehabilitation practice with operations in the southeast United States (the “STAR Acquisition”). STAR owns and operates 51 outpatient physical and occupational therapy clinics and manages seven other facilities for third parties. During 2007, the Company opened 17 new clinics, of which 7 were new Clinic Partnerships, 7 were satellites of existing Clinic Partnerships and 3 were satellites of Wholly-Owned Facilities. During 2007, the Company closed 12 clinics (one of which was part of STAR). Therefore, the Company ended 2007 with 349 owned clinics. There were 244 clinics operated under Clinic Partnerships and 105 Wholly-Owned Facilities as of December 31, 2007.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $1.1 million and $4.2 million in highly liquid investments at December 31, 2007 and December 31, 2006, respectively.

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

In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications (as more fully defined in the February 15, 2006 Medicare Fact Sheet). The exception process allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The exception process specified diagnosis that qualified for an automatic exception to the Medicare Cap if the condition or complexity had a direct and significant impact on the course of therapy being provided and the additional treatment was medically necessary. The exception process further provided that manual exceptions could be granted if the condition or complexity did not allow for an automatic exception, but was believed to require medically necessary services. The exceptions provision adopted as part of the DRA was scheduled to expire on December 31, 2006.

In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extended the Medicare Cap exceptions process for 2007. The Medicare Cap continued to apply in 2007, and the Adjusted Medicare Limit for 2007 was $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Beginning January 1, 2007, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Medicare Cap continues to apply in 2008, and the Adjusted Medicare Limit for 2008 is $1,810. On December 29, 2007, the Medicare, Medicaid and SCHIP Extension Act of 2007 was signed into laq. The Act extended the exceptions process for the Medicare Cap through June 30, 2008. Unless additional legislation is enacted prior to July 1, 2008, the exceptions process will expire at that time.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, the Medicare Cap resulted in some lost revenues to the Company.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2008. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2007.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a model for how a company is to recognize, measure, present and disclose in its financial statements uncertain positions that a company has taken or plans to take on a future tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits for Federal, state and local tax jurisdictions.

In May 2007 the FASB issued FASB Staff Position No. FIN 48-1, “Definition of a Settlement in FASB Interpretation No. 48” (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FIN 48-1 was applied upon the initial adoption of FIN 48. There was no effect on our financial condition or results of operations due to the implementation of FIN 48 and FIN 48-1.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are to be classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during 2007.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving line of credit approximates its fair value. The interest rate on the revolving line of credit is set at various short-term intervals based on current market conditions. The carrying amounts for marketable securities — available for sale approximate the fair value on December 31, 2006.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred during the year ended December 31, 2007.

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

The impact of adopting SFAS 123R resulted in lowering net income and net income per diluted share for the years ended December 31, 2007 and 2006 as follows (in thousands, except per share data):

	2007	2006

After tax effect of stock option compensation expense	$605	$634
Effect on diluted earnings per share	$0.05	$0.05

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share had the Company accounted for stock-based compensation in accordance with SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

2005

Net income, as reported	$8,791
Deduct:
Credit to net income for effects of stock based compensation, net of tax	—
Total stock based compensation expense determined under the fair value method, net of taxes	(1,096)

Pro forma net income	$7,695

Earnings per share:
Actual basic earnings per common share	$0.74
Actual diluted earnings per common share	$0.73
Pro forma basic earnings per common share	$0.65
Pro forma diluted earnings per common share	$0.64

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

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the years ended December 31, 2006 and 2005:

	2006	2005

Risk-free interest rates	4.3%	4.2%
Expected volatility	30.0%	49.6%
Expected life (in years)	n/a	5.5
Suboptimal exercise factor	3	n/a
Exit rate post-vesting	12.5%	n/a

There were no stock options granted in 2007.

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. The Company used an estimated forfeiture rate of 0.4% and 4.0% in calculating the estimated compensation expense for 2007 and 2006, respectively.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table list the weighted average grant-date fair value of options granted during the years ended December 31, 2006 and 2005:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value

2005	228,850	6.56
2006	2,000	6.55

As of December 31, 2007, the future pre-tax expense of nonvested stock options is $1.6 million, to be recognized through 2010.

Recently Promulgated Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management has evaluated the impact of the statement on the Company and does not believe the adoption of SFAS 157 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. Management has evaluated the impact of this pronouncement on its consolidated financial statements and does not believe the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141R may have a significant impact on our accounting for business combinations closing on or after January 1, 2009.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is in the process of determining the impact of the adoption of this standard on the Company’s financial position, results of operations, and cash flows.

3.	Acquisitions

Acquisition of Businesses

The STAR Acquisition closed on September 6, 2007. Effective September 1, 2007, the Company acquired a 70% interest with the existing partners retaining a 30% interest. Pursuant to terms of the Reorganization and Securities Purchase Agreement (“Purchase Agreement”), the Company paid $23.3 million (inclusive of certain capitalized acquisition costs) including $19.2 million in cash, promissory notes aggregating $1.0 million and 227,618 in restricted shares of the Company’s common stock representing an aggregate of $3.1 million based on the market price of $13.72 per share. The amount of the consideration was derived through arm’s length negotiations. Funding for the STAR Acquisition was derived from $9.2 million of existing cash and $10.0 million of the proceeds from the Company’s credit agreement, dated as of August 27, 2007 among the Company, as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (“Credit Agreement”). The results of operations of STAR have been included in the Company’s consolidated financial statements since September 1, 2007, the effective date of the STAR Acquisition.

The purchase price was allocated to the fair value of the identifiable assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company has 12 months from the closing date of the STAR Acquisition to finalize its valuations. Thus, the final allocation of the purchase price may differ from the estimates used at December 31, 2007 based on additional information obtained. The completion by the Company of the identification and settlement of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, may result in adjustments to goodwill.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$18,948
Seller notes	1,000
Fair value of common stock issued	3,123

Total consideration	$23,071

Estimated fair value of net tangible assets acquired:
Total current assets	$2,540
Total non-current assets	3,134
Total liabilities	(1,966)

Net tangible assets acquired	$3,708
Referral relationships	691
Non compete, 5 year	449
Tradename	2,623
Goodwill	15,600

$23,071

The total current assets primarily represents patient accounts receivable of $2.2 million. Total non current assets primarily represents fixed assets of approximately $3.1 million.

The value assigned to (i) referral relationships will be amortized to expense equally over the next 16 years, (ii) non compete agreements over five years and (iii) goodwill and tradename will be tested annually for impairment.

Unaudited pro forma net revenue and net income from continuing operations for 2007 and 2006 for the Company as if the STAR Acquisition occurred as of January 1, 2006 is as follows (in thousands, except per share data):

	2007	2006

Net revenue	$172,418	$162,124
Net income	9,934	9,366
Earnings per share:
Basic — income from continuing operations	$0.84	$0.79
Diluted — income from continuing operations	$0.84	$0.78
Shares used in computation:
Basic earnings per common share	11,795	11,918

Diluted earnings per common share	11,870	11,959

In the above proforma net revenue, revenue from management contracts constitutes $2.3 million and $2.2 million for 2007 and 2006, respectively.

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

In 2006, the Arizona acquisition resulted in approximately $5.5 million of goodwill which is deductible for tax purposes. Other assets related to this acquisition included accounts receivable valued at $546,000, furniture and equipment valued at $78,000, prepaid rental valued at $16,000 and a non-competition agreement valued at $160,693 which is being amortized over five years. The Company also assumed certain employee benefits and other liabilities of approximately $113,000 and recorded minority interests in subsidiary limited partnerships of approximately $184,000. In 2007, the Company paid an additional $557,000 in contingent payments which had the effect of increasing goodwill.

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

Unaudited proforma consolidated financial information for the Arizona, Excel and Hamilton Acquisitions have not been included as the results, individually and in aggregate, were not material to current operations.

Acquisitions of Minority Interests

During 2007, the Company purchased the minority interest in several limited partnerships in separate transactions for an aggregate purchase price of $731,000. The purchases yielded $512,000 of goodwill related to two of the partnerships and the remaining $219,000 represented payment of undistributed earnings to the minority limited partners.

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

4.	Closure Costs and Discontinued Operations

After a thorough review of the Company’s operations, management decided to close 28 unprofitable clinics in the third quarter of 2006. Previously, during the second quarter of 2006, three clinics were closed. The operating results of these 31 locations and one location sold in the fourth quarter 2006 were reported as discontinued operations for all periods presented as required by SFAS 144.

The following are the net revenues and pre-tax losses reported for these locations (in thousands):

	2007	2006	2005

Net revenues	$—	$2,986	$5,866
Pre-tax (losses) income	$(121)	$(2,985)	$(613)

The pre-tax loss for the year ended December 31, 2006 included $1.9 million in costs associated with the closure of these facilities. The breakdown of these charges by major type of cost, along with charges incurred in 2007 related to clinics closed, is as follows (in thousands):

	Dec 31, 2005			Dec 31, 2006			Dec 31, 2007
Type of Cost	Balance	Additions	Activity	Balance	Additions	Activity	Balance

Lease obligations	$278	$1,243	$(692)	$829	$36	$(790)	$75
Unamortized leasehold improvements	—	366	(366)	—	—	—	—
Goodwill	—	192	(192)	—	—	—	—
Severance	—	80	(80)	—	—	—	—

	$278	$1,881	$(1,330)	$829	$36	$(790)	$75

In addition to lease obligations, the closure cost in 2007 includes $85,000 of additional bad debt provision for clinics closed in 2006. Management closed nine clinics in 2005 and 12 in 2007. The operating results of

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these locations were not material to the operations of the Company and therefore the operating results of these clinics were not reclassified and reported as discontinued operations.

Lease commitments represent the future payments remaining under lease agreements adjusted for estimated early settlements.

The cash flow impact of these closed clinics is deemed immaterial for the consolidated statements of cash flows.

5.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2007 and 2006 consisted of the following (in thousands):

	Year Ended
	December 31
	2007	2006

Beginning balance	$20,997	$14,339
Goodwill acquired during the year	16,676	6,850
Adjustment	(23)	—
Goodwill written-off	—	(192)

Ending balance	$37,650	$20,997

6.	Intangible Assets, net

Intangible assets, net as of December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006

Tradename	$2,623	$—
Referral relationships, net	677	—
Non compete agreements, net	630	278

	$3,930	$278

Tradename and referral relationships are related to the STAR Acquisition. The value assigned to Tradename is indefinite lived and will be tested annually for impairment. The value assigned to referral relationships is being amortized over 16 years, its estimated useful life. Non compete agreements are amortized over the respective term of the agreements which is five years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Referral relationships	$14	$—	$—
Non compete agreements	97	38	15

	$111	$38	$15

The remaining balance of referral relationships will be amortized at the rate of $43,000 annually. The remaining balance of non compete agreements will be amortized at the rate of $156,000 annually for 2008 and 2009, $140,000 in 2010, $118,000 in 2011 and $60,000 in 2012.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses as of December 31, 2007 and 2006 consisted of the following (in thousands):

	Year Ended
	December 31
	2007	2006

Credit balances due to patients and payors	$1,166	$1,088
Group health insurance claims	1,141	1,063
Salaries and related costs	4,900	2,244
Other	1,864	2,612

Total	$9,071	$7,007

8.	Notes Payable

Notes payable as of December 31, 2007 and 2006 consist of the following ($ in thousands):

	2007	2006

Revolving credit agreement, average interest rate of 6.18%	$7,000	$—
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	1,000	—
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	585	877
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	83	250
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	103	232

	8,771	1,359
Less current portion	(812)	(562)

	$7,959	$797

Effective August 27, 2007, the Company entered into the Credit Agreement with a commitment for a $30,000,000 revolving credit facility. The commitment can be increased to $50,000,000 subject to certain terms and conditions. The Credit Agreement has a four year term, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to the Company’s overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. As of December 31, 2007, $23,000,000 was available under the Credit Agreement.

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

Aggregate annual payments of principal pursuant to the above notes payable required subsequent to December 31, 2007 are as follows:

During the year ended December 31, 2008	$812
During the year ended December 31, 2009	626
During the year ended December 31, 2010	333
During the year ended December 31, 2011	7,000

$8,771

9.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Compensation	$749	$545
Allowance for doubtful accounts	641	491
Lease obligations — closed clinics	29	314
Depreciation and amortization	—	29
Deferred rent and other	129	90

Deferred tax assets	$1,548	$1,469
Deferred tax liabilities:
Depreciation and amortization	$(392)	$—

Net deferred tax assets	$1,156	$1,469

Amount included in:
Other current assets	$783	$1,364
Other assets	$373	$105

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007		2006		2005

U. S. tax at statutory rate	$4,893	34.3%	$4,547	34.3%	$5,154	34.6%
State income taxes, net of federal benefit	577	4.0%	500	3.8%	549	3.8%
Nondeductible expenses	43	0.3%	44	0.1%	34	0.1%
Tax exempt interest income	(48)	(0.3)%	(34)	0.0%	—	0.0%

	$5,465	38.3%	$5,057	38.2%	$5,737	38.5%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005

Current:
Federal	$4,298	$4,231	$4,774
State	826	885	919

Total current	5,124	5,116	5,693

Deferred:
Federal	261	(26)	54
State	80	(33)	(10)

Total deferred	341	(59)	44

Total income tax provision for continuing operations	$5,465	$5,057	$5,737

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

The Company adopted FIN 48 on January 1, 2007, however the adoption did not result in an adjustment to retained earnings. The Company does not believe that it has any significant uncertain tax positions at December 31, 2007, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitations.

10.	Equity Based Plans

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

A cumulative summary of equity plans as of December 31, 2007 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	—	44,629	2,751,383	44,629	—
1999 Plan	300,000	53,500	90,771	63,935	51,811	91,794
2003 Plan	900,000	21,000	677,500	105,800	530,500	95,700
Inducements	166,000	—	134,000	32,000	111,000	—

	4,861,000	74,500	946,900	2,953,118	737,940	187,494

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2007, 2006 and 2005 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding at December 31, 2004	1,191,527	$12.11
Granted	228,850	16.67
Exercised	(208,612)	8.63
Cancelled	(36,485)	18.00
Forfeited	(33,196)	15.03

Outstanding at December 31, 2005	1,142,084	13.39
Granted	2,000	19.29
Exercised	(30,682)	4.05
Cancelled	(10,357)	16.87
Forfeited	(45,858)	14.59

Outstanding at December 31, 2006	1,057,187	13.58
Granted	—	—
Exercised	(75,225)	7.53
Cancelled	(32,042)	16.40
Forfeited	(3,020)	18.06

Outstanding at December 31, 2007	946,900	13.95	6.4 Years	$978

Exercisable at December 31, 2007	737,940	13.88	6.3 Years	$855

A summary of the status of the nonvested shares issuable pursuant to stock options as of December 31, 2007 and the changes during the year then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	Shares	Fair Value	Term	(000’s)

Nonvested at January 1, 2007	323,877	8.58	7.8 Years	—
Granted	—	—
Vested	(82,875)	9.37
Forfeited	(32,042)	6.92

Nonvested at December 31, 2007	208,960	8.52	6.8 Years	240

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’s)

2005	208,612	1,917
2006	30,682	274
2007	75,225	491

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2007, 2006 and 2005, respectively:

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2007	Price	Contractual Life	Exercisable	Price

1992 Plan	44,629	$3.15-$16.34	2.2 Years	44,629	$3.15-$16.34
1999 Plan	90,771	$2.81-$19.29	6.8 Years	51,811	$2.81-$18.42
2003 Plan	677,500	$12.51-$18.80	6.8 Years	530,500	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	5.8 Years	111,000	$12.75-$14.32

	946,900	$2.81-$19.29	6.4 Years	737,940	$2.81-$18.80

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2006	Price	Contractual Life	Exercisable	Price

1992 Plan	86,629	$3.04-$16.34	2.5 Years	86,629	$3.04-$16.34
1999 Plan	103,558	$2.81-$19.29	7.5 Years	41,681	$2.81-$19.29
2003 Plan	733,000	$12.51-$18.80	7.6 Years	517,000	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	6.8 Years	88,000	$12.75-$14.32

	1,057,187	$2.81-$19.29	7.0 Years	733,310	$2.81-$19.29

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2005	Price	Contractual Life	Exercisable	Price

1992 Plan	116,131	$3.04-$16.34	3.2 Years	116,131	$3.04-$16.34
1999 Plan	127,853	$2.81-$18.98	8.6 Years	28,443	$2.81-$18.98
2003 Plan	764,100	$12.51-$18.80	8.7 Years	412,800	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	7.8 Years	65,000	$12.75-$14.32

	1,142,084	$2.81-$18.98	8.0 Years	622,374	$2.81-$18.98

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2007:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$2.81-$3.61	18,750	18,750
$3.62-$5.41	12,380	12,380
$10.82-$12.63	160,410	156,230
$12.64-$14.43	550,200	372,300
$14.44-$16.24	65,010	56,280
$16.25-$18.04	41,350	41,350
$18.05-$19.29	98,800	80,650

	946,900	737,940

In the first quarter of 2007, the Company granted 51,000 shares of restricted stock to employees pursuant to its 1999 Stock Incentive Plan, and during the second quarter of 2007, the Company granted 20,000 shares of restricted stock to non-employee directors pursuant to its 2003 Stock Incentive Plan. The restricted stock issued to employees is subject to continued employment and the restrictions will lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock will be recognized based on the fair value of $14.43 per share on the date of grant. The restrictions on 20,000 shares of restricted stock issued to non-employee directors will lapse in equal monthly installments for the twelve months following the date of grant. The total compensation expense of $1.0 million for the 71,000 total shares will be recognized in 2007 through early 2012. Compensation expense for restricted stock grants, including shares of restricted stock granted in 2006, was $297,000 and $16,000, respectively, for 2007 and 2006.

11.	Preferred Stock

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

12.	Common Stock

In September 2001, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 1,000,000 shares of its common stock. On February 26, 2003, on December 8, 2004 and on August 23, 2005, the Board authorized share repurchase programs of up to 250,000, 500,000 and 500,000 additional shares, respectively, of the Company’s outstanding common stock. As of December 31, 2007, there were 49,963 shares remaining that can be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the years ended December 31, 2006 and 2005, the Company purchased 404,952 and 489,282 shares, respectively, of its common stock on the open market for $5.5 million and $8.0 million respectively. In 2007, the Company did not purchase any shares of its common stock.

13.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2007, 2006 and 2005.

14.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $13.1 million, $12.0 million and $10.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2007 are as follows (in thousands):

2008	$12,649
2009	9,423
2010	5,983
2011	3,026
2012	3,080
Thereafter	712

$34,873

Employment Agreements

At December 31, 2007, the Company had outstanding employment agreements with three of its executive officers. On May 24, 2007, two of the employment agreements were amended to change the expiration date from November 1, 2009 to December 31, 2009. The other agreement was effective May 24, 2007 with a termination date of December 31, 2009. All agreements contained a provision for annual adjustment of salaries. For 2008, the annual salaries for the three executive officers was approved at $375,000, $360,000 and $215,000.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $17.1 million in 2008, $4.8 million in 2009 and $2.3 in the aggregate from 2010 through 2013. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands, except per share data)

	2007	2006	2005

Numerator:
Net income from continuing operations	$8,815	$8,193	$9,178
Net loss from discontinued operations	(77)	(1,897)	(387)

Net income	$8,738	$6,296	$8,791

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,643	11,690	11,923
Effect of dilutive securities — Stock options	75	41	152

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,718	11,731	12,075

Earnings per share:
Basic — income from continuing operations	$0.76	$0.70	$0.77
Basic — loss from discontinued operations	(0.01)	(0.16)	(0.03)

Total basic earnings per share	$0.75	$0.54	$0.74

Diluted — income from continuing operations	$0.75	$0.70	$0.76
Diluted — loss from discontinued operations	—	(0.16)	(0.03)

Total diluted earnings per share	$0.75	$0.54	$0.73

Options to purchase 424,160, 234,272 and 67,471 shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2007
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$34,276	$35,171	$36,906	$43,084
Income before taxes, continuing operations	$3,013	$3,822	$3,429	$4,016
Net income from continuing operations	$1,844	$2,357	$2,132	$2,482
Discontinued operations, net of tax effect	$(15)	$(54)	$(12)	$4
Net income	$1,829	$2,303	$2,120	$2,486
Earnings per common share:
Basic — net income from continuing operations	$0.16	$0.20	$0.18	$0.21
Basic — net income	$0.16	$0.20	$0.18	$0.21
Diluted — net income from continuing operations	$0.16	$0.20	$0.18	$0.21
Diluted — net income	$0.16	$0.20	$0.18	$0.21
Shares used in computation:
Basic	11,501	11,559	11,673	11,833
Diluted	11,589	11,648	11,738	11,915

	2006
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$32,908	$34,050	$32,806	$33,612
Income before taxes, continuing operations	$2,748	$4,108	$3,033	$3,361
Net income from continuing operations	$1,706	$2,527	$1,874	$2,086
Discontinued operations, net of tax effect	$(222)	$(371)	$(1,322)	$18
Net income	$1,484	$2,156	$552	$2,104
Earnings per common share:
Basic — net income from continuing operations	$0.14	$0.21	$0.16	$0.18
Basic — net income	$0.13	$0.18	$0.05	$0.18
Diluted — net income from continuing operations	$0.14	$0.21	$0.16	$0.18
Diluted — net income	$0.12	$0.18	$0.05	$0.18
Shares used in computation:
Basic	11,824	11,754	11,675	11,511
Diluted	12,036	11,894	11,801	11,551

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting is included at page 32.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements.  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules.  See page 67 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 - Reg. No. 333-103057 — and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.14+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.16+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].

Number		Description

10	.17+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.18+	USPH Executive Long-Term Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007].
10.19		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.20		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries referred to in our report dated March 10, 2008, which is included in the annual report to security holders and Part II of this form. Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Statement of Financial Accounting Standards no. 123 (revised 2004), Share Based Payments. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2, which is the responsibility of the management of U.S. Physical Therapy, Inc. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2008

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deduction
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,567	$2,636	—	$2,019	(1)	$2,184
YEAR ENDED DECEMBER 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,621	$2,197	—	$2,251	(1)	$1,567
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,447	$1,446	—	$2,272	(1)	$1,621

(1)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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

Date: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By: /s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By: /s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By: /s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board

By: /s/ Mark J. Brookner Mark J. Brookner	Vice Chairman of the Board

By: /s/ Bruce D. Broussard Bruce D. Broussard	Director

By: /s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director

By: /s/ Marlin W. Johnston Marlin W. Johnston	Director

By: /s/ Livingston Kosberg Livingston Kosberg	Director

By: /s/ Jerald Pullins Jerald Pullins	Director

By: Regg Swanson	Director

By: /s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 and incorporated herein by reference — Commission File Number — 1-11151].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 - Reg. No. 333-103057 — and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston --Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.14+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.16+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].

Number		Description

10	.17+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.18+	USPH Executive Long-Term Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2007].
10.19		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.20		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.