Form 10-Q
period 2008-03-31
U S PHYSICAL THERAPY INC /NV
filed 2008-05-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-11151
U.S. PHYSICAL THERAPY, INC.
(NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0364866 (I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	77042 (ZIP CODE)
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
☐ Yes     ☑ No
As of May 7, 2008, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,862,818.

ITEM 1. FINANCIAL STATEMENTS.
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,197	$7,976
Patient accounts receivable, less allowance for doubtful accounts of $2,142 and $2,184, respectively	27,581	25,574
Accounts receivable — other	1,020	1,150
Other current assets	1,509	1,333

Total current assets	39,307	36,033

Fixed assets:
Furniture and equipment	29,281	28,782
Leasehold improvements	17,068	17,352

	46,349	46,134
Less accumulated depreciation and amortization	30,086	29,342

	16,263	16,792
Goodwill	40,631	37,650
Other intangible assets, net	3,981	3,930
Other assets	1,476	1,847

	$101,658	$96,252

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,321	$1,555
Accrued expenses	9,065	9,071
Current portion of notes payable	771	812

Total current liabilities	11,157	11,438
Notes payable	886	959
Revolving line of credit	9,800	7,000
Deferred rent	1,008	1,104
Other long-term liabilities	689	696

Total liabilities	23,540	21,197

Minority interests in subsidiary limited partnerships	5,847	5,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding		—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,077,555 and 14,053,192, shares issued, respectively	141	141
Additional paid-in capital	41,931	41,452
Retained earnings	61,827	59,442
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	72,271	69,407

	$101,658	$96,252

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Net patient revenues	$44,197	$34,276
Management contract and other revenues	1,054	344

Net revenues	45,251	34,620

Clinic operating costs:
Salaries and related costs	24,101	17,916
Rent, clinic supplies, contract labor and other	9,603	7,429
Provision for doubtful accounts	748	631

	34,452	25,976

Corporate office costs	5,062	4,357

Operating income from continuing operations	5,737	4,287

Interest and investment income	25	66
Interest expense	(149)	(25)
Minority interests in subsidiary limited partnerships	(1,672)	(1,315)

Income before income taxes from continuing operations	3,941	3,013
Provision for income taxes	1,556	1,169

Net income from continuing operations	2,385	1,844

Discontinued operations:
(Loss) from discontinued operations	—	(24)
Tax benefit from discontinued operations	—	9

	—	(15)

Net income	$2,385	$1,829

Earnings per share:
Basic — income from continuing operations	$0.20	$0.16
Basic — loss from discontinued operations	—	—

Total basic earnings per common share	$0.20	$0.16

Diluted — income from continuing operations	$0.20	$0.16
Diluted — loss from discontinued operations	—	—

Total diluted earnings per common share	$0.20	$0.16

Shares used in computation:
Basic earnings per common share	11,852	11,501

Diluted earnings per common share	11,914	11,589

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,385	$1,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,484	1,125
Minority interests in earnings of subsidiary limited partnerships	1,672	1,315
Provision for doubtful accounts	748	631
Equity-based awards compensation expense	339	257
Loss on sale or abandonment of assets	45	6
Tax benefit from exercise of stock options	(75)	(9)
Recognition of deferred rent subsidies	(96)	(130)
Deferred income taxes	343	81
Changes in operating assets and liabilities:
Increase in patient account receivable	(2,755)	(1,001)
Decrease in accounts receivable — other	130	173
Increase in other assets	(148)	(396)
(Decrease) increase in accounts payable and accrued expenses	(240)	1,526
(Decrease) increase in other liabilities	68	(7)

Net cash provided by operating activities	3,900	5,400

INVESTING ACTIVITIES
Purchase of fixed assets	(928)	(784)
Purchase of business	(2,831)	—
Acquisitions of minority interest, included in goodwill	(285)	(129)
Purchase of marketable securities — available for sale	—	(1,600)
Proceeds on sale of marketable securities — available for sale	—	640
Proceeds on sale of fixed assets	12	6

Net cash used in investing activities	(4,032)	(1,867)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(1,473)	(1,463)
Proceeds from revolving line of credit	2,800	—
Payment of notes payable	(114)	(166)
Excess tax benefit from stock options exercised	75	9
Proceeds from exercise of stock options	65	228

Net cash provided by (used in) financing activities	1,353	(1,392)

Net increase in cash and cash equivalents	1,221	2,141
Cash and cash equivalents — beginning of period	7,976	10,952

Cash and cash equivalents — end of period	$9,197	$13,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,518	$109
Interest	$100	$29
See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407
Proceeds from exercise of stock options	20	—	65	—	—	—	65
Tax benefit from exercise of stock options	—	—	75	—	—	—	75
Issuance of restricted stock	5	—	—	—	—	—	—
Amortization of restricted stock	—	—	105	—	—	—	105
Equity-based compensation expense	—	—	234	—	—	—	234
Net income	—	—	—	2,385	—	—	2,385

Balance March 31, 2008	14,078	$141	$41,931	$61,827	(2,215)	$(31,628)	$72,271

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
The Company continues to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In addition, the Company has acquired a majority interest in several clinics through acquisitions.
During the three months ended March 31, 2008, the Company opened four new clinics, acquired one and closed three. Of the four clinics opened two were new Clinic Partnerships and two were satellites of existing partnerships. The Company ended March 2008 with 351 clinics.
The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2007.
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
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2007.
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

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. Based upon its investment policy, the Company invests its cash primarily in deposits with major financial institutions, in highly rated commercial paper, short-term United States treasury obligations, United States and municipal government agency securities and United States government sponsored enterprises. The Company held approximately $4.0 million and $4.2 million in highly liquid investments included in cash and cash equivalents at March 31, 2008 and December 31, 2007, respectively.
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
In December 2006, Congress passed and the President signed the Tax Relief and Health Care Act of 2006, which extended the Medicare Cap exceptions process for 2007. As a result, the Medicare Cap continued to apply in 2007, and the Adjusted Medicare Limit for 2007 was $1,780. After Congress extended the exceptions for another year, CMS revised the exceptions procedures. These procedures eliminate the manual exceptions process and expand the use of automatic exceptions. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap.
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
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2008. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2008.
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
In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of a Settlement in FASB Interpretation No. 48” (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position. FIN 48-1 was applied upon the initial adoption of FIN 48. There was no effect on the financial condition or results of operations due to the implementation of FIN 48 and FIN 48-1.
Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are to be classified as a component of tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2008.
The Company accrued state and federal income taxes at an effective tax rate of 39.5% and 38.8% for the three months ended March 31, 2008 and 2007, respectively.

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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred during the three months ended March 31, 2008.
Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective basis, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective basis, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the three months ended March 31, 2008.
The impact of adopting SFAS 123R on January 1, 2006 resulted in lowering net income and net income per diluted share for the three months ended March 31, 2008 and 2007 as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
After tax effect of stock option compensation expense	$141	$145
Effect on diluted earnings per share	$0.01	$0.01
As of March 31, 2008, the future pre-tax expense of nonvested stock options is $1.3 million to be recognized through 2010.

Restricted Stock
Restricted stock issued to employees is subject to continued employment and typically the transfer restrictions lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. For the quarters ended March 31, 2008 and 2007, compensation expense for restricted stock grants was $105,000 and $21,000, respectively. The Compensation Committee of the Board of Directors, which administers the Company’s employee benefit programs, granted 5,000 shares of restricted stock to one employee in the three months ended March 31, 2008.
Recently Adopted Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to adopt the provisions of SFAS No. 157. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.
Recently Promulgated Accounting Pronouncements
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

2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income from continuing operations	$2,385	$1,844
Net loss from discontinued operations	—	(15)

Net income	$2,385	$1,829

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,852	11,501
Effect of dilutive securities:
Stock options	62	88

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,914	11,589

Earnings per share:
Basic — income from continuing operations	$0.20	$0.16
Basic — loss from discontinued operations	—	—

Total basic earnings per share	$0.20	$0.16

Diluted — income from continuing operations	$0.20	$0.16
Diluted — loss from discontinued operations	—	—

Total diluted earnings per share	$0.20	$0.16

Options to purchase 423,000 and 456,000 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
3. ACQUISITIONS
Acquisition of Businesses
Effective January 1, 2008, the Company acquired a physical therapy practice located in Oakland County, Michigan (“Oakland County Michigan Acquisition”). The purchase price was $2,800,000 in cash. In addition, the Company incurred $30,000 of acquisition costs. The acquisition yielded $2.7 million of tax deductible goodwill. In addition, the Company acquired assets of $29,000 and entered into non competition agreements valued at $106,000. The results of operations of this clinic are included in the results of the Company for the quarter ended March 31, 2008. Unaudited proforma consolidated financial information for the Oakland County Michigan Acquisition has not been included as the results were not material to current operations.
The STAR Acquisition closed on September 6, 2007. The Company acquired a 70% interest with the existing partners retaining a 30% interest. The Company paid $23.3 million (inclusive of certain capitalized acquisition costs) including $19.2 million in cash, promissory notes aggregating $1.0 million and 227,618 in restricted shares of the Company’s common stock representing an aggregate of $3.1 million based on the market price of $13.72 per share. The amount of the consideration was derived through arm’s length negotiations. Funding for the cash portion of the STAR Acquisition was derived from $9.2 million of existing cash and $10.0 million of the proceeds from the Company’s credit agreement, dated as of August 27, 2007 among the Company, as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer (“Credit Agreement”).
The Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing an acquisition.

Acquisitions of Minority Interests
During the first quarter of 2008, the Company purchased the minority interest in a limited partnership for an aggregate purchase price of $259,000. The purchase yielded $235,000 of goodwill. The remaining $24,000 represented payments of undistributed earnings to the minority limited partners. In addition, during the first quarter of 2008, the Company paid $50,000 for a contingent payment due on the purchase of a minority interest in 2006. The $50,000 was recognized as goodwill.
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
The Company’s minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest are included in the accompanying financial statements from the dates of purchase. In addition, the Company is permitted to make, and has occasionally made, changes to preliminary purchase price allocations during the first year after completing the purchase.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Quarter
Ended
March 31,
2008
Beginning balance	$37,650
Goodwill acquired during the period	2,981

Ending balance	$40,631

4. NOTES PAYABLE
Notes payable as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit agreement, average interest rate of 3.85%	$9,800	$7,000
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	1,000	1,000
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	512	585
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	42	83
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	103	103

	11,457	8,771
Less current portion	(771)	(812)

	$10,686	$7,959

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

In connection with the STAR Acquisition in September 2007, the Company incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of $333,333 beginning September 6, 2008 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010.
In connection with the acquisition of an eight-clinic practice in Arizona in December 2006, the Company incurred a note payable in the amount of $877,500, payable in equal quarterly principal installments of $73,125 beginning March 1, 2007 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 17, 2009.
In connection with the acquisition of two physical therapy clinics located in Alaska on December 19, 2005, the Company incurred a note payable in the amount of $309,710, payable in equal quarterly principal installments of $25,809 beginning April 1, 2006 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on December 19, 2008.
In connection with the acquisition of three physical and occupational therapy clinics located in New Jersey on May 18, 2005, the Company incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on May 18, 2008.
Aggregate annual payments of principal pursuant to the above notes payable required subsequent to March 31, 2008 are as follows (in thousands):

During the twelve months ended March 31, 2009	$771
During the twelve months ended March 31, 2010	553
During the twelve months ended March 31, 2011	333
During the twelve months ended March 31, 2012	9,800

$11,457

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. At March 31, 2008, we operated 351 outpatient physical and occupational therapy clinics in 42 states. Of these operating clinics, we have developed 280 and acquired 71. During the first quarter of 2008, we added four new clinics that we developed, acquired one clinic and closed three. The average age of our clinics at March 31, 2008 was 5.8 years.
Effective September 1, 2007, the Company acquired a majority interest in STAR, a multi partner outpatient rehabilitation practice with operations in the southeast United States. STAR owns and operates 51 outpatient physical and occupational therapy clinics and manages eight other facilities for third parties. The results of operations of the acquired clinics have been included in our consolidated financial statements since the effective date of their acquisition.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 11 third-party facilities under management as of March 31, 2008.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31,
	2008	2007
Number of clinics, at the end of period	351	293
Working Days	64	64
Average visits per day per clinic	20.3	19.1
Total patient visits	454,482	359,032

Net patient revenue per visit	$97.25	$95.47
Statement of operations per visit:
Net revenues	$99.57	$96.43
Salaries and related costs	53.03	49.90
Rent, clinic supplies, contract labor and other	21.13	20.69
Provision for doubtful accounts	1.65	1.76

Contribution from clinics	23.76	24.08
Corporate office costs	11.14	12.14

Operating income from continuing operations	$12.62	$11.94

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
•	Net revenues increased to $45.3 million for the three months ended March 31, 2008 (“2008 First Quarter”) from $34.6 million for the three months ended March 31, 2007 (“2007 First Quarter”) due to a 26.6% increase in patient visits from 359,000 to 454,500 and a $1.78 increase from $95.47 to $97.25 in net patient revenue per visit. The 2008 figures include the results for the STAR clinics and the Oakland County Michigan clinic acquired in September 2007 and January 2008, respectively.

•	Net income for the 2008 First Quarter was $2.4 million versus $1.8 million for the same period last year. Net income was $0.20 per diluted share for the 2008 First Quarter as compared to $0.16 per diluted share for the 2007 First Quarter. Total diluted shares were 11.9 million for the 2008 First Quarter and 11.6 million for the 2007 First Quarter.

Net Patient Revenues
•	Net patient revenues increased to $44.2 million for the 2008 First Quarter from $34.3 million for the 2007 First Quarter, an increase of $9.9 million, or 28.9%, due to a 26.6% increase in patient visits to 454,500 and an increase of $1.78 in net patient revenues per visit to $97.25 from $95.47.

•	Total patient visits increased 95,500, or 26.6%, to 454,500 for the 2008 First Quarter from 359,000 for the 2007 First Quarter. The growth in visits was attributable to an increase of approximately 91,600 visits in clinics opened or acquired between April 1, 2007 and March 31, 2008 (“New Clinics”) and by an increase of 3,900 for clinics opened or acquired prior to April 1, 2007 (“Mature Clinics”).

•	The $9.9 million net patient revenues increase for the 2008 First Quarter included approximately $8.6 million from New Clinics and an increase of $1.3 million from Mature Clinics. The $1.3 million increase from Mature Clinics included a $0.7 million increase for clinics opened or acquired in 2006 and in the 2007 First Quarter.
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
Management Contract and Other Revenues
Management contract and other revenues increased by approximately $710,000 from $344,000 to $1,054,000 due to inclusion of revenues from the STAR management contracts and clinics.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 76.1% for the 2008 First Quarter and 75.0% for the 2007 First Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $24.1 million for the 2008 First Quarter from $17.9 million for the 2007 First Quarter, an increase of $6.2 million, or 34.5%. Of the $6.2 million increase, costs of $5.9 million were incurred at the New Clinics and $0.3 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 53.3% for the 2008 First Quarter and 51.8% for the 2007 First Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $9.6 million for the 2008 First Quarter from $7.4 million for the 2007 First Quarter, an increase of $2.2 million, or 29.3%. The $2.2 million increase was incurred at the New Clinics. Rent, clinic supplies, contract labor and other remained the same during the periods for the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.2% for the 2008 First Quarter and 21.5% for the 2007 First Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2008 First Quarter and $0.6 million for the 2007 First Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.7% for the 2008 First Quarter and 1.8% for the 2007 First Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 7.2% at March 31, 2008, as compared to 7.9% at December 31, 2007. Our days sales outstanding was 57 days at March 31, 2008 and 55 days at December 31, 2007.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.1 million, or 11.2% of net revenues, for the 2008 First Quarter and $4.4 million, or 12.6% of net revenues for the 2007 First Quarter.

Interest and investment income
Interest and investment income decreased to $25,000 for the 2008 First Quarter from $66,000 for the 2007 First Quarter primarily attributable to funds being used to fund the STAR Acquisition.
Interest expense
Interest expense increased to $149,000 for the 2008 First Quarter from $25,000 for the 2007 First Quarter primarily due to the borrowings in conjunction with the acquisitions on our revolving credit facility. At March 31, 2008, there was $9.8 million outstanding on the revolving credit facility. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships was $1.7 million for the 2008 First Quarter and $1.3 million for the 2007 First Quarter. Minority interest as a percentage of operating income before corporate office costs increased to 15.5% for the 2008 First Quarter as compared to 15.2% for the 2007 First Quarter.
Provision for Income Taxes
The provision for income taxes increased to $1.6 million for the 2008 First Quarter from $1.2 million for the 2007 First Quarter. During the 2008 First Quarter, the Company accrued state and federal income taxes at an effective tax rate of 39.5% versus 38.8% for the 2007 First Quarter.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than with respect to future acquisitions. At March 31, 2008, we had $9.2 million in cash and cash equivalents compared to $8.0 million in cash and cash equivalents at December 31, 2007. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least March 2009. Significant acquisitions would require financing. Included in cash and cash equivalents at March 31, 2008 were $4.5 million in a money market fund.
Cash, cash equivalents and marketable securities increased $1.2 million from December 31, 2007 to March 31, 2008 due primarily to cash provided by operations of $3.9 million and proceeds on the revolving credit facility of $2.8 million. The major uses of cash included: purchase of business ($2.8 million), purchase of fixed assets ($0.9 million), purchase of intangibles — limited partner interests ($0.3 million), distributions to limited partners ($1.5 million) and payment on notes payable ($0.1 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility. The Credit Agreement can be increased to $50.0 million subject to certain terms and conditions. The Credit Agreement has a four year term, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. On March 31, 2008, the outstanding balance on the revolving credit facility was $9.8 million leaving $20.2 million in availability.
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
In connection with the STAR Acquisition, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333 beginning September 6, 2008 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.
In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable with the sellers in the amount of $877,500 payable in equal quarterly principal installments of $73,125, beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007.
In conjunction with the acquisition of the two-clinic practice in Alaska in December 2005, we entered into a note payable with the sellers in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, December 19, 2008. The purchase agreement also provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a five-year lease for one of the facilities and assumed a lease expiring September 30, 2009 on the other facility.
In conjunction with the acquisition of the three-clinic practice in New Jersey in May 2005, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a five-year lease for each of the three facilities. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.
Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of March 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. We did not purchase any shares of our common stock during the 2008 First Quarter.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of March 31, 2008, we had 351 clinics in operation, four of which were opened in the 2008 First Quarter and one of which was acquired in the 2008 First Quarter. During 2008, we expect to incur initial operating losses from new clinics opened in late 2007 and during 2008. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in the second half of 2007 would begin to favorably impact our results of operations beginning in late 2008.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at March 31, 2008, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $98,000.
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

U.S. PHYSICAL THERAPY, INC.
Date: May 8, 2008	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
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