Form 10-Q
period 2008-06-30
U S PHYSICAL THERAPY INC /NV
filed 2008-08-11
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of August 8, 2008, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,889,551.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,073	$7,976
Patient accounts receivable, less allowance for doubtful accounts of $2,181 and $2,184, respectively	28,434	25,574
Accounts receivable — other	920	1,150
Other current assets	2,098	1,333

Total current assets	39,525	36,033

Fixed assets:
Furniture and equipment	29,929	28,782
Leasehold improvements	17,512	17,352

	47,441	46,134
Less accumulated depreciation and amortization	30,893	29,342

	16,548	16,792
Goodwill	49,788	37,650
Other intangible assets, net	3,926	3,930
Other assets	2,094	1,847

	$111,881	$96,252

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,514	$1,555
Accrued expenses	9,328	9,071
Current portion of notes payable	1,179	812

Total current liabilities	12,021	11,438
Notes payable	1,214	959
Revolving line of credit	14,800	7,000
Deferred rent	992	1,104
Other long-term liabilities	929	696

Total liabilities	29,956	21,197

Minority interests in subsidiary limited partnerships	6,347	5,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,103,538 and 14,053,192, shares issued, respectively	141	141
Additional paid-in capital	42,383	41,452
Retained earnings	64,682	59,442
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	75,578	69,407

	$111,881	$96,252

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net patient revenues	$46,205	$35,171	$90,402	$69,447
Management contract and other revenues	1,184	288	2,238	632

Net revenues	47,389	35,459	92,640	70,079

Clinic operating costs:
Salaries and related costs	24,821	18,072	48,922	35,988
Rent, clinic supplies, contract labor and other	9,842	7,629	19,445	15,058
Provision for doubtful accounts	735	406	1,483	1,037

	35,398	26,107	69,850	52,083

Corporate office costs	5,431	4,136	10,493	8,493

Operating income from continuing operations	6,560	5,216	12,297	9,503

Interest, investment and other income	249	99	274	165
Interest expense	(114)	(26)	(263)	(51)
Minority interests in subsidiary limited partnerships	(1,977)	(1,467)	(3,649)	(2,782)

Income before income taxes from continuing operations	4,718	3,822	8,659	6,835
Provision for income taxes	1,863	1,465	3,419	2,634

Net income from continuing operations	2,855	2,357	5,240	4,201

Discontinued operations:
(Loss) income from discontinued operations	—	(86)	—	(110)
Tax benefit (expense) from discontinued operations	—	32	—	41

	—	(54)	—	(69)

Net income	$2,855	$2,303	$5,240	$4,132

Earnings per share:
Basic — income from continuing operations	$0.24	$0.20	$0.44	$0.36
Basic — (loss) income from discontinued operations	—	—	—	—

Total basic earnings per common share	$0.24	$0.20	$0.44	$0.36

Diluted — income from continuing operations	$0.24	$0.20	$0.44	$0.36
Diluted — (loss) income from discontinued operations	—	—	—	—

Total diluted earnings per common share	$0.24	$0.20	$0.44	$0.36

Shares used in computation:
Basic earnings per common share	11,874	11,559	11,863	11,530

Diluted earnings per common share	12,045	11,648	11,997	11,616

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$5,240	$4,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,904	2,283
Minority interests in earnings of subsidiary limited partnerships	3,649	2,782
Provision for doubtful accounts	1,483	1,132
Equity-based awards compensation expense	760	580
Loss on sale or abandonment of assets	113	22
Tax benefit from exercise of stock options	(78)	(109)
Recognition of deferred rent subsidies	(218)	(242)
Deferred income taxes	407	102
Changes in operating assets and liabilites:
Increase in patient account receivable	(3,437)	(1,957)
Decrease (increase) in accounts receivable — other	230	(18)
Increase in other assets	(1,187)	(392)
Decrease in accounts payable and accrued expenses	(92)	(1,428)
Increase in other liabilities	185	235

Net cash provided by operating activities	9,959	7,122

INVESTING ACTIVITIES
Purchase of fixed assets	(2,097)	(2,102)
Purchase of businesses, net of cash acquired	(11,444)	—
Acquisitions of minority interest, included in goodwill	(657)	(129)
Purchase of marketable securities — available for sale	—	(2,040)
Proceeds on sale of marketable securities — available for sale	—	640
Proceeds on sale of fixed assets	83	8

Net cash used in investing activities	(14,115)	(3,623)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(3,389)	(2,659)
Proceeds from revolving line of credit	12,300	—
Payment on revolving line of credit	(4,500)	—
Payment of notes payable	(329)	(306)
Excess tax benefit from stock options exercised	78	109
Proceeds from exercise of stock options	93	373

Net cash provided by (used in) financing activities	4,253	(2,483)

Net increase in cash and cash equivalents	97	1,016
Cash and cash equivalents — beginning of period	7,976	10,952

Cash and cash equivalents — end of period	$8,073	$11,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$3,464	$2,685
Interest	$204	$50
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$951	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407
Proceeds from exercise of stock options	21	—	93	—	—	—	93
Tax benefit from exercise of stock options	—	—	78	—	—	—	78
Issuance of restricted stock	33	—	—	—	—	—	—
Cancellation of restricted stock	(3)	—	—	—	—	—	—
Amortization of restricted stock	—	—	295	—	—	—	295
Equity-based compensation expense	—	—	465	—	—	—	465
Net income	—	—	—	5,240	—	—	5,240

Balance June 30, 2008	14,104	$141	$42,383	$64,682	(2,215)	$(31,628)	$75,578

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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
During the quarter ended June 30, 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to the Company’s existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008.
During the three months ended June 30, 2008, the Company opened seven new clinics (inclusive of the first OA Center), acquired nine and closed three. Of the seven clinics opened, three were new Clinic Partnerships and four were satellites of existing partnerships. The Company ended June 2008 with 364 clinics.
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
Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2007.

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
Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $1.5 million and $1.1 million in highly liquid investments (money market account) included in cash and cash equivalents at June 30, 2008 and December 31, 2007, respectively.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the Department of Health and Human Services. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. The Medicare Limit for 2008 is $1,810. Under the Medicare Improvements for Patients and Providers Act as passed July 16, 2008, the extension process remains through December 31, 2009.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will result in some lost revenues to the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2008. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2008.
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
The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2007 and the six months ended June 30, 2008.
The Company accrued state and federal income taxes at an effective tax rate of 39.5% and 38.3% for the three months ended June 30, 2008 and 2007, respectively, and 39.5% and 38.5% for the six months ended June 30, 2008 and 2007.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through June 30, 2008.
Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective basis, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective basis, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the six months ended June 30, 2008.

Restricted Stock
Restricted stock issued to employees is subject to continued employment and typically the transfer restrictions lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. For the quarters ended June 30, 2008 and 2007, compensation expense for restricted stock grants was $190,000 and $69,000, respectively. For the six months ended June 30, 2008 and 2007, compensation expense for restricted stock grants was $295,000 and $90,000, respectively. The Compensation Committee of the Board of Directors, which administers the Company’s employee benefit programs, granted 5,000 shares of restricted stock to one employee in the three months ended March 31, 2008 and an aggregate of 27,500 shares to non-corporate employee members of the Board of Directors during the three months ended June 30, 2008. The restrictions on the 27,500 shares lapse in equal quarterly installments beginning June 30, 2008 and ending March 31, 2009.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company. The Company has not elected the fair value option for any financial assets or financial liabilities since the adoption of SFAS 159.
Recently Promulgated Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies". SFAS No. 141R may have a significant impact on our accounting for business combinations closing on or after January 1, 2009.
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is in the process of determining the impact of the adoption of this standard on the Company’s financial position, results of operations, and cash flows.

2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$2,855	$2,357	$5,240	$4,201
Net loss from discontinued operations	—	(54)	—	(69)

Net income	$2,855	$2,303	$5,240	$4,132

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,874	11,559	11,863	11,530
Effect of dilutive securities - Stock options	171	89	134	86

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	12,045	11,648	11,997	11,616

Earnings per share:
Basic — income from continuing operations	$0.24	$0.20	$0.44	$0.36
Basic — loss from discontinued operations	—	—	—	—

Total basic earnings per share	$0.24	$0.20	$0.44	$0.36

Diluted — income from continuing operations	$0.24	$0.20	$0.44	$0.36
Diluted — loss from discontinued operations	—	—	—	—

Total diluted earnings per share	$0.24	$0.20	$0.44	$0.36

Options to purchase 118,000 and 362,000 shares for the three months ended June 30, 2008 and 2007, respectively, and 149,000 and 450,000 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
3. ACQUISITIONS
Acquisition of Businesses
Effective June 11, 2008, the Company acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region with existing partners retaining 35% (“Mid-Atlantic Acquisition”). The purchase price was $9,496,250, consisting of $8,545,625 in cash and $950,625 in seller notes, for the 65% interest. The amount of the consideration was derived through arm’s length negotiations. Funding for the cash portion was derived from $8,550,000 of proceeds from the Company’s credit facility. If the practice achieves certain levels of operating results within the next three years an earnout of up to $1,500,000 may be payable as additional purchase consideration.
Because of the proximity of the Mid-Atlantic Acquisition to quarter end, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. The Company has 12 months from the closing date of the acquisition to finalize its valuations. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2008 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.

The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$8,523
Seller notes	951
Acquisition expenses	21

Total consideration	$9,495

Estimated fair value of net tangible assets acquired:
Accounts receivable	$589
Fixed assets	403
Total liabilities	(200)

Net tangible assets acquired	$792
Goodwill	8,703

$9,495

Effective January 1, 2008, the Company acquired a physical therapy practice located in Oakland County, Michigan (“Oakland County Michigan Acquisition”). The purchase price was $2,800,000 in cash funded with borrowings under the credit agreement. The Company incurred $30,000 of acquisition costs. The acquisition yielded $2.7 million of tax deductible goodwill. The Company acquired assets of $29,000 and entered into non-competition agreements valued at $106,000.
The results of operations of the Mid-Atlantic Acquisition and the Oakland County Michigan Acquisition are included in the results of the Company for the quarter and six months ended June 30, 2008 since the respective date of the acquisition. Unaudited proforma consolidated financial information for these two acquisitions has not been included as the results were not material to current operations.
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
Acquisitions of Minority Interests
During the second quarter of 2008, the Company purchased a portion of the minority interest in a limited partnership for $372,000 which had the effect of increasing goodwill. During the first quarter of 2008, the Company purchased the minority interest in a limited partnership for an aggregate purchase price of $259,000. The purchase yielded $235,000 of goodwill. The remaining $24,000 represented payments of undistributed earnings to the minority limited partners. In addition, during the first quarter of 2008, the Company paid $50,000 for a contingent payment due on the purchase of a minority interest in 2006. The $50,000 was recognized as goodwill.
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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months
Ended
June 30,
2008
Beginning balance	$37,650
Goodwill acquired during the period	12,056
Adjustment	82

Ending balance	$49,788

4. NOTES PAYABLE
Notes payable as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit agreement, average interest rate of 3.99%	$14,800	$7,000
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	925	1,000
Various promissory notes payable in annual installments of an aggregate of $475 plus accrued interest through June 11, 2010, interest accrues at 5.00% per annum	951	—
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	439	585
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	—	83
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	78	103

	17,193	8,771
Less current portion	(1,179)	(812)

	$16,014	$7,959

Effective August 27, 2007, the Company entered into the Credit Agreement with a commitment for a $30,000,000 revolving credit facility. Effective June 4, 2008, the Credit Agreement was increased to $50,000,000. The Credit Agreement has a four year term maturing on August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to the Company’s overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to         .35% depending on financial leverage and the amount of funds outstanding under the agreement.
In connection with the Mid-Atlantic Acquisition in June 2008, the Company incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments of $475,312 beginning June 11, 2009 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010.
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
In connection with the acquisition of three physical and occupational therapy clinics located in New Jersey on May 18, 2005, the Company incurred a note payable in the amount of $500,000, payable in equal quarterly principal installments of $41,667 beginning September 1, 2005 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The final principal payment and any accrued and unpaid interest then outstanding was paid on May 18, 2008.
Aggregate annual payments of principal pursuant to the above notes payable required subsequent to June 30, 2008 are as follows (in thousands):

During the twelve months ended June 30, 2009	$1,179
During the twelve months ended June 30, 2010	956
During the twelve months ended June 30, 2011	258
During the twelve months ended June 30, 2012	14,800

$17,193

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
During the quarter ended June 30, 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to the Company’s existing outpatient physical and occupational therapy clinics. The first OA Center opened in June.
At June 30, 2008, we operated 364 clinics. Our operations are in 41 states. During the first six months of 2008, we added 11 new clinics (inclusive of the OA Center) that we developed, acquired ten clinics and closed six. The average age of our clinics at June 30, 2008 was 5.8 years.
Effective June 11, 2008, the Company acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region with the existing partners retaining 35%. Effective September 1, 2007, the Company acquired a majority interest in STAR, a multi partner outpatient rehabilitation practice with operations in the southeast United States. STAR currently owns and operates 52 outpatient physical and occupational therapy clinics and manages eight other facilities for third parties. The results of operations of the acquired clinics have been included in our consolidated financial statements since the effective date of their acquisition.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 11 third-party facilities under management as of June 30, 2008.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of clinics, at the end of period	364	298	364	298
Working Days	64	64	128	128
Average visits per day per clinic	20.8	19.4	20.6	19.3
Total patient visits	470,829	367,770	925,311	726,802

Net patient revenue per visit	$98.14	$95.63	$97.70	$95.55
Statement of operations per visit:
Net revenues	$100.65	$96.42	$100.12	$96.42
Salaries and related costs	52.72	49.14	52.87	49.51
Rent, clinic supplies, contract labor and other	20.90	20.75	21.02	20.72
Provision for doubtful accounts	1.56	1.10	1.60	1.43

Contribution from clinics	25.47	25.43	24.63	24.76
Corporate office costs	11.54	11.25	11.34	11.68

Operating income from continuing operations	$13.93	$14.18	$13.29	$13.08

RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
•	Net revenues increased to $47.4 million for the three months ended June 30, 2008 (“2008 Second Quarter”) from $35.5 million for the three months ended June 30, 2007 (“2007 Second Quarter”) due to a 28.0% increase in patient visits from 368,000 to 471,000 and a $2.51 increase from $95.63 to $98.14 in net patient revenue per visit. The 2008 figures include the results for the STAR clinics, Oakland County Michigan clinic and Mid-Atlantic clinics acquired in September 2007, January 2008 and June 2008, respectively.

•	Net income for the 2008 Second Quarter was $2.9 million versus $2.3 million for the same period last year. Net income was $0.24 per diluted share for the 2008 Second Quarter as compared to $0.20 per diluted share for the 2007 Second Quarter. Total diluted shares were 12.0 million for the 2008 Second Quarter and 11.6 million for the 2007 Second Quarter. Net income for the 2008 Second Quarter includes a pre-tax gain of $193,000, or post-tax gain of $117,000, from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold. Net income for the 2008 Second Quarter includes a pre-tax operating loss and corporate costs totaling $181,000 related to the OA Centers.
Net Patient Revenues
•	Net patient revenues increased to $46.2 million for the 2008 Second Quarter from $35.2 million for the 2007 Second Quarter, an increase of $11.0 million, or 31.4%, due to a 28.0% increase in patient visits to 471,000 and an increase of $2.51 in net patient revenues per visit to $98.14 from $95.63.

•	Total patient visits increased 103,000, or 28.0%, to 471,000 for the 2008 Second Quarter from 368,000 for the 2007 Second Quarter. The growth in visits was attributable to an increase of approximately 98,000 visits in clinics opened or acquired between July 1, 2007 and June 30, 2008 (“New Clinics”) and by an increase of 5,000 for clinics opened or acquired prior to July 1, 2007 (“Mature Clinics”).

•	The $11.0 million net patient revenues increase for the 2008 Second Quarter included approximately $8.9 million from New Clinics and an increase of $2.1 million from Mature Clinics.
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

Management Contract and Other Revenues
Management contract and other revenues increased by approximately $896,000 from $288,000 to $1,184,000 due to inclusion of revenues from the STAR management contracts and clinics.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 74.7% for the 2008 Second Quarter and 73.6% for the 2007 Second Quarter.
  Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $24.8 million for the 2008 Second Quarter from $18.1 million for the 2007 Second Quarter, an increase of $6.7 million, or 37.3%. Of the $6.7 million increase, costs of $6.1 million were incurred at the New Clinics and $0.6 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 52.4% for the 2008 Second Quarter and 51.0% for the 2007 Second Quarter.
  Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $9.8 million for the 2008 Second Quarter from $7.6 million for the 2007 Second Quarter, an increase of $2.2 million, or 29.0%. The $2.2 million increase was incurred at the New Clinics. Rent, clinic supplies, contract labor and other remained the same during the periods for the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.8% for the 2008 Second Quarter and 21.5% for the 2007 Second Quarter.
  Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2008 Second Quarter and $0.4 million for the 2007 Second Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for the 2008 Second Quarter and 1.2% for the 2007 Second Quarter. Our allowance for bad debts as a percent of total patient accounts receivable (exclusive of the effect of the patient account receivable related to the Mid-Atlantic Acquisition) was 7.3% at June 30, 2008, as compared to 7.9% at December 31, 2007. Our days sales outstanding (exclusive of the effects of the Mid-Atlantic Acquisition) was 57 days at June 30, 2008 and 55 days at December 31, 2007.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.4 million, or 11.5% of net revenues, for the 2008 Second Quarter and $4.1 million, or 11.7% of net revenues for the 2007 Second Quarter. Corporate office costs for the 2008 Second Quarter includes acquisition related costs of $107,000 related to legal and professional fees for two acquisition opportunities which are not anticipated to be closed.
Interest, investment and other income
Interest and investment income decreased to $17,000 for the 2008 Second Quarter from $99,000 for the 2007 Second Quarter primarily attributable to funds being used to fund acquisitions. Other income for the 2008 Second Quarter includes a pre-tax gain of $193,000 from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold .
Interest expense
Interest expense increased to $114,000 for the 2008 Second Quarter from $26,000 for the 2007 Second Quarter primarily due to the borrowings in conjunction with the acquisitions on our revolving credit facility. At June 30, 2008, there was $14.8 million outstanding on the revolving credit facility. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships was $2.0 million for the 2008 Second Quarter and $1.5 million for the 2007 Second Quarter. Minority interest as a percentage of operating income before corporate office costs increased to 16.5% for the 2008 Second Quarter as compared to 15.7% for the 2007 Second Quarter.

Provision for Income Taxes
The provision for income taxes increased to $1.9 million for the 2008 Second Quarter from $1.5 million for the 2007 Second Quarter. During the 2008 Second Quarter, the Company accrued state and federal income taxes at an effective tax rate of 39.5% versus 38.3% for the 2007 Second Quarter.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
•	Net revenues increased to $92.6 million for the six months ended June 30, 2008 (“2008 Six Months”) from $70.1 million for the six months ended June 30, 2007 (“2007 Six Months”) due to a 27.3% increase in patient visits from 727,000 to 925,000 and a $2.15 increase from $95.55 to $97.70 in net patient revenue per visit. The 2008 figures include the results for the STAR clinics, Oakland County Michigan clinic and Mid-Atlantic clinics acquired in September 2007, January 2008 and June 2008, respectively.

•	Net income for the 2008 Six Months was $5.2 million versus $4.1 million for the same period last year. Net income was $0.44 per diluted share for the 2008 Six Months as compared to $0.36 per diluted share for the 2007 Six Months. Total diluted shares were 12.0 million for the 2008 Six Months and 11.6 million for the 2007 Six Months. Net income for the 2008 Six Months includes a pre-tax gain of $193,000, or post-tax gain of $117,000, from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold. Net income for the 2008 Six Months includes a pre-tax operating loss and corporate costs totaling $207,000 related to the OA Centers.
Net Patient Revenues
•	Net patient revenues increased to $90.4 million for the 2008 Six Months from $69.4 million for the 2007 Six Months, an increase of $21.0 million, or 30.2%, due to a 27.3% increase in patient visits to 925,000 and an increase of $2.15 in net patient revenues per visit to $97.70 from $95.55.

•	Total patient visits increased 198,000, or 27.3%, to 925,000 for the 2008 Six Months from 727,000 for the 2007 Six Months. The growth in visits was attributable to an increase of approximately 186,000 visits in New Clinics and by an increase of 12,000 for Mature Clinics.

•	The $21.0 million net patient revenues increase for the 2008 Six Months included approximately $17.1 million from New Clinics and an increase of $3.9 million from Mature Clinics. Of the $3.9 million increase, $1.8 million related to clinics opened or acquired in 2006 and in the 2007 Six Months.
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
Management Contract and Other Revenues
Management contract and other revenues increased by approximately $1.6 million from $632,000 to $2,238,000 due to inclusion of revenues from the STAR management contracts and clinics.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 75.4% for the 2008 Six Months and 74.3% for the 2007 Six Months.
  Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $48.9 million for the 2008 Six Months from $36.0 million for the 2007 Six Months, an increase of $12.9 million, or 35.9%. Of the $12.9 million increase, costs of $11.8 million were incurred at the New Clinics and $1.1 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 52.8% for the 2008 Six Months and 51.4% for the 2007 Six Months.

  Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $19.4 million for the 2008 Six Months from $15.1 million for the 2007 Six Months, an increase of $4.3 million, or 29.1%. Of the $4.3 million increase, $4.2 million was incurred at the New Clinics. Rent, clinic supplies, contract labor and other remained relatively the same during the periods for the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.0% for the 2008 Six Months and 21.5% for the 2007 Six Months.
  Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.5 million for the 2008 Six Months and $1.0 million for the 2007 Six Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for the 2008 Six Months and 1.5% for the 2007 Six Months. Our allowance for bad debts as a percent of total patient accounts receivable (exclusive of the effect of the patient account receivable related to the Mid-Atlantic Acquisition) was 7.3% at June 30, 2008, as compared to 7.9% at December 31, 2007. Our days sales outstanding (exclusive of the effects of the Mid-Atlantic Acquisition) was 57 days at June 30, 2008 and 55 days at December 31, 2007.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $10.5 million, or 11.3% of net revenues, for the 2008 Six Months and $8.5 million, or 12.1% of net revenues for the 2007 Six Months. Corporate office costs for the 2008 Six Months includes acquisition related costs of $107,000 related to legal and professional fees for two acquisition opportunities which are not anticipated to be closed.
Interest, investment and other income
Interest and investment income decreased to $42,000 for the 2008 Six Months from $165,000 for the 2007 Six Months primarily attributable to funds being used to fund acquisitions. Other income for the 2008 Six Months includes a pre-tax gain of $193,000 from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold.
Interest expense
Interest expense increased to $263,000 for the 2008 Six Months from $51,000 for the 2007 Six Months primarily due to the borrowings in conjunction with the acquisitions on our revolving credit facility. At June 30, 2008, there was $14.8 million outstanding on the revolving credit facility. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships was $3.6 million for the 2008 Six Months and $2.8 million for the 2007 Six Months. Minority interest as a percentage of operating income before corporate office costs increased to 16.0% for the 2008 Six Months as compared to 15.5% for the 2007 Six Months.
Provision for Income Taxes
The provision for income taxes increased to $3.4 million for the 2008 Six Months from $2.6 million for the 2007 Six Months. During the 2008 Six Months, the Company accrued state and federal income taxes at an effective tax rate of 39.5% versus 38.5% for the 2007 Six Months.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than with respect to future acquisitions. At June 30, 2008, we had $8.1 million in cash and cash equivalents compared to $8.0 million in cash and cash equivalents at December 31, 2007. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least June 2009. Significant acquisitions would require financing. Included in cash and cash equivalents at June 30, 2008 were $1.5 million in a money market fund.

Cash, cash equivalents and marketable securities increased slightly from December 31, 2007 to June 30, 2008. Cash of $10.0 was provided by operations, and $7.8 was obtained from net proceeds on the revolving credit facility. The major uses of cash included: purchase of businesses ($11.4 million), purchase of fixed assets ($2.1 million), purchase of intangibles – limited partner interests ($0.7 million), distributions to limited partners ($3.4 million) and payment on notes payable ($0.3 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility. Effective June 4, 2008, the Credit Agreement was increased to $50.0 million. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. On June 30, 2008, the outstanding balance on the revolving credit facility was $14.8 million leaving $35.2 million in availability.
Historically, we have generated sufficient cash from operations to fund our development activities and cover operational needs. We plan to continue developing new clinics and to make additional acquisitions in select markets. We have from time to time purchased the minority interests of limited partners in our clinic partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
In connection with the Mid-Atlantic Acquisition, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312 beginning June 11, 2009 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. In addition, we assumed leases with remaining terms ranging from one month to five years for the operating facilities.
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
In conjunction with the acquisition of the three-clinic practice in New Jersey in May 2005, we entered into a note payable with the sellers in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The final principal payment and any accrued and unpaid interest then outstanding was paid on the third anniversary of the note, May 18, 2008. The purchase agreement also provides for possible contingent consideration of up to $650,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. In addition, we entered into a five-year lease for each of the three facilities. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.
Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of June 30, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. We did not purchase any shares of our common stock during the first six months of 2008.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of June 30, 2008, we had 364 clinics in operation, seven of which were opened in the 2008 Second Quarter and nine of which were acquired in the 2008 Second Quarter. During 2008, we expect to incur initial operating losses from new clinics opened in late 2007 and during 2008. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening. Based on the historical performance of our new clinics, generally the clinics opened in the second half of 2007 would begin to favorably impact our results of operations beginning in late 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at June 30, 2008, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $148,000.
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
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s annual meeting of shareholders was held on May 20, 2008. At the meeting, 11 directors were elected by a vote of holders of the Company’s Common Shares, par value of $.01 per share, as outlined in the Company’s proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected.
The election of such directors and the results of those votes were as follows:

		Votes
	Votes For	Withheld
Daniel C. Arnold	10,427,769	174,190
Christopher J. Reading	10,356,131	245,828
Lawrance W. McAfee	10,186,160	415,799
Mark J. Brookner	10,461,184	140,775
Bruce D. Broussard	10,462,376	139,583
Bernard A. Harris, Jr	10,494,871	107,088
Marlin W. Johnston	10,460,264	141,695
J. Livingston Kosberg	10,291,010	310,949
Jerald L. Pullins	10,494,871	107,088
Regg E. Swanson	10,461,184	140,775
Clayton K. Trier	10,461,926	140,033

Also the Amended and Restated 1999 Employee Stock Option Plan (“1999 Plan”) was approved. The amendment (i) increased the number of shares of common stock authorized for issuance under the 1999 Plan from 300,000 to 600,000, (ii) included directors as well as employees as eligible to participate in the 1999 Plan and (iii) provided for such other changes required or desirable by recent changes under applicable law and accounting rules. The approval was obtained with the following:

	Votes	Votes
Votes For	Against	Abstaining
8,159,865	1,017,551	5,823
Also, the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2008 was ratified at the meeting with the following votes:

	Votes	Votes
Votes For	Against	Abstaining
10,593,204	4,845	3,910
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION
10.1*	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U. S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 11, 2008	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.1*	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U. S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith