Form 10-Q
period 2008-09-30
U S PHYSICAL THERAPY INC /NV
filed 2008-11-10
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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
☐ Yes       ☑ No
As of November 7, 2008, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,960,816.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,153	$7,976
Patient accounts receivable, less allowance for doubtful accounts of $2,128 and $2,184, respectively	26,935	25,574
Accounts receivable – other	872	1,150
Other current assets	1,752	1,333

Total current assets	38,712	36,033

Fixed assets:
Furniture and equipment	30,421	28,782
Leasehold improvements	17,792	17,352

	48,213	46,134
Less accumulated depreciation and amortization	32,106	29,342

	16,107	16,792
Goodwill	48,932	37,650
Other intangible assets, net	5,370	3,930
Other assets	1,770	1,847

	$110,891	$96,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,275	$1,555
Accrued expenses	12,179	9,071
Current portion of notes payable	1,153	812

Total current liabilities	14,607	11,438
Notes payable	806	959
Revolving line of credit	8,800	7,000
Deferred rent	887	1,104
Other long-term liabilities	698	696

Total liabilities	25,798	21,197

Minority interests in subsidiary limited partnerships	6,135	5,648

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,175,553 and 14,053,192, shares issued, respectively	142	141
Additional paid-in capital	43,231	41,452
Retained earnings	67,213	59,442
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	78,958	69,407

	$110,891	$96,252

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net patient revenues	$46,128	$36,906	$136,530	$106,353
Management contract and other revenues	1,104	547	3,342	1,179

Net revenues	47,232	37,453	139,872	107,532

Clinic operating costs:
Salaries and related costs	25,661	19,579	74,583	55,567
Rent, clinic supplies, contract labor and other	10,216	8,179	29,661	23,237
Provision for doubtful accounts	747	691	2,230	1,728

	36,624	28,449	106,474	80,532

Corporate office costs	4,677	4,209	15,170	12,702

Operating income from continuing operations	5,931	4,795	18,228	14,298

Interest, investment and other income (expense)	(24)	87	250	252
Interest expense	(158)	(84)	(421)	(135)
Minority interests in subsidiary limited partnerships	(1,583)	(1,369)	(5,232)	(4,151)

Income before income taxes from continuing operations	4,166	3,429	12,825	10,264
Provision for income taxes	1,635	1,297	5,054	3,931

Net income from continuing operations	2,531	2,132	7,771	6,333

Discontinued operations:
(Loss) income from discontinued operations	—	(17)	—	(127)
Tax benefit (expense) from discontinued operations	—	5	—	46

	—	(12)	—	(81)

Net income	$2,531	$2,120	$7,771	$6,252

Earnings per share:
Basic — income from continuing operations	$0.21	$0.18	$0.65	$0.55
Basic — (loss) income from discontinued operations	—	—	—	(0.01)

Total basic earnings per common share	$0.21	$0.18	$0.65	$0.54

Diluted — income from continuing operations	$0.21	$0.18	$0.65	$0.54
Diluted — (loss) income from discontinued operations	—	—	—	—

Total diluted earnings per common share	$0.21	$0.18	$0.65	$0.54

Shares used in computation:
Basic earnings per common share	11,918	11,673	11,881	11,578

Diluted earnings per common share	12,132	11,738	12,043	11,657

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$7,771	$6,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,446	3,530
Minority interests in earnings of subsidiary limited partnerships	5,232	4,151
Provision for doubtful accounts	2,230	1,823
Equity-based awards compensation expense	1,157	936
Loss on sale or abandonment of assets	164	36
Tax benefit from exercise of stock options	(128)	(177)
Deferred income taxes	299	(40)
Recognition of deferred rent subsidies	(323)	(351)
Write-off of goodwill	88	—
Changes in operating assets and liabilities:
Increase in patient account receivable	(2,557)	(3,132)
Decrease (increase) in accounts receivable – other	278	(12)
Increase in other assets	(641)	(368)
Increase (decrease) in accounts payable and accrued expenses	2,520	(430)
Increase in other liabilities	236	212

Net cash provided by operating activities	20,772	12,430

INVESTING ACTIVITIES
Purchase of fixed assets	(3,173)	(2,847)
Purchase of businesses, net of cash acquired	(11,547)	(18,928)
Acquisitions of minority interest, included in goodwill	(1,396)	(512)
Purchase of marketable securities — available for sale	—	(2,040)
Proceeds on sale of marketable securities — available for sale	—	2,540
Proceeds on sale of fixed assets	98	37

Net cash used in investing activities	(16,018)	(21,750)

FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(5,237)	(4,264)
Proceeds from revolving line of credit	12,300	12,000
Payment on revolving line of credit	(10,500)	—
Payment of notes payable	(763)	(421)
Excess tax benefit from stock options exercised	128	177
Proceeds from exercise of stock options	495	442

Net cash provided by (used in) financing activities	(3,577)	7,934

Net increase in cash and cash equivalents	1,177	(1,386)
Cash and cash equivalents — beginning of period	7,976	10,952

Cash and cash equivalents — end of period	$9,153	$9,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,272	$4,076
Interest	$402	$66
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$951	$1,000
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407
Proceeds from exercise of stock options	48	1	494	—	—	—	495
Tax benefit from exercise of stock options	—	—	128	—	—	—	128
Issuance of restricted stock	80	—	—	—	—	—	—
Cancellation of restricted stock	(5)	—	—	—	—	—	—
Amortization of restricted stock	—	—	464	—	—	—	464
Equity-based compensation expense	—	—	693	—	—	—	693
Net income	—	—	—	7,771	—	—	7,771

Balance September 30, 2008	14,176	$142	$43,231	$67,213	(2,215)	$(31,628)	$78,958

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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
During 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to the Company’s existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008. In October, 2008, the Company acquired a 65% interest in Rehab Management Group (“RMG”). RMG’s founders are partners of the Company in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.
During the three months ended September 30, 2008, the Company opened three new clinics, closed two and sold one. Of the three clinics opened, one was a new Clinic Partnership and two were satellites of existing partnerships. During the nine months ended September 30, 2008, the Company opened 14 new clinics, acquired 10, closed eight and sold one. Of the 14 clinics opened, six were new Clinic Partnerships and eight were satellites of existing partnerships. The Company ended September 2008 with 364 clinics.
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
Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2007.

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
Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $0.7 million and $1.1 million in highly liquid investments (money market account) included in cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively.
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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in the third quarter of 2008 yielded an impairment charge of $49,000 on a clinic purchased in 1994.
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
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2008. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
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

Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2008.
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
The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2007 and the nine months ended September 30, 2008.
The Company accrued state and federal income taxes at an effective tax rate of 39.2% and 37.8% for the three months ended September 30, 2008 and 2007, respectively, and 39.4% and 38.3% for the nine months ended September 30, 2008 and 2007.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through September 30, 2008.
Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective basis, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective basis, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value with the provisions of SFAS 123R. No stock options were granted during the nine months ended September 30, 2008.
Restricted Stock
Restricted stock issued to employees is subject to continued employment and typically the transfer restrictions lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. For the quarters ended September 30, 2008 and 2007, compensation expense for restricted stock grants was $169,000 and $102,000, respectively. For the nine months ended September 30, 2008 and 2007, compensation expense for restricted stock grants was $464,000 and $192,000, respectively. The Compensation Committee of the Board of Directors, which administers the Company’s employee benefit programs, granted 5,000 shares of restricted stock to one employee in the three months ended March 31, 2008, an aggregate of 27,500 shares to non-corporate employee members of the Board of Directors during the three months ended June 30, 2008 and an aggregate of 46,500 shares to certain employees of the Company during the three months ended September, 30, 2008. The restrictions on the 27,500 shares lapse in equal quarterly installments beginning June 30, 2008 and ending March 31, 2009. The restrictions on the 46,500 shares lapse in equal annual installments beginning August 25, 2009 and ending August 25, 2013.
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
Recently Promulgated Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies”. SFAS No. 141R may have a significant impact on our accounting for business combinations closing on or after January 1, 2009.
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
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$2,531	$2,132	$7,771	$6,333
Net loss from discontinued operations	—	(12)	—	(81)

Net income	$2,531	$2,120	$7,771	$6,252

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,918	11,673	11,881	11,578
Effect of dilutive securities - Stock options	214	65	162	79

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	12,132	11,738	12,043	11,657

Earnings per share:
Basic — income from continuing operations	$0.21	$0.18	$0.65	$0.55
Basic — loss from discontinued operations	—	—	—	(0.01)

Total basic earnings per share	$0.21	$0.18	$0.65	$0.54

Diluted — income from continuing operations	$0.21	$0.18	$0.65	$0.54
Diluted — loss from discontinued operations	—	—	—	—

Total diluted earnings per share	$0.21	$0.18	$0.65	$0.54

Options to purchase 93,210 and 447,000 shares for the three months ended September 30, 2008 and 2007, respectively, and 133,000 and 447,000 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
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
The purchase price was allocated to the fair value of the assets acquired, including tradename, non-competition agreements and referral relationships, and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date with the amount exceeding the estimated fair values being recorded as goodwill. The Company is continuing the process of completing its formal valuation analysis to identify and determine the fair value of the assets acquired and liabilities assumed. The Company has 12 months from the closing date of the acquisition to finalize its valuations. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2008 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.

The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$8,506
Seller notes	951
Acquisition expenses	57

Total consideration	$9,514

Estimated fair value of net assets acquired:
Accounts receivable	$673
Fixed assets	403
Total liabilities	(200)

Net tangible assets acquired	$876
Non competition agreements	300
Tradename	585
Referral relationships	650
Goodwill	7,103

$9,514

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
The results of operations of the Mid-Atlantic Acquisition and the Oakland County Michigan Acquisition are included in the results of the Company for the nine months ended September 30, 2008 since the respective date of the acquisition. Unaudited proforma consolidated financial information for these two acquisitions has not been included as the results were not material to current operations.
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
Acquisitions of Minority Interests
During the nine months ended September 30, 2008, the Company purchased a portion of the minority interest in five limited partnerships which had the effect of increasing goodwill by $1.4 million. In addition, during the first quarter of 2008, the Company paid $50,000 for a contingent payment due on the purchase of a minority interest in 2006. The $50,000 was recognized as goodwill.
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

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months
Ended
September 30,
2008
Beginning balance	$37,650
Goodwill acquired during the period	11,330
Goodwill written-off during the period	(48)

Ending balance	$48,932

4. NOTES PAYABLE
Notes payable as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	2008	2007
Revolving credit agreement, average interest rate for 2008 of 3.39%	$8,800	$7,000
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	592	1,000
Various promissory notes payable in annual installments of an aggregate of $475 plus accrued interest through June 11, 2010, interest accrues at 5.00% per annum	951	—
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.5% per annum	365	585
Promissory note payable in quarterly installments of $42 plus accrued interest through May 18, 2008, interest accrues at 6% per annum	—	83
Promissory note payable in quarterly installments of $26 plus accrued interest through December 19, 2008, interest accrues at 5.75% per annum	51	103

	10,759	8,771
Less current portion	(1,153)	(812)

	$9,606	$7,959

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
Aggregate annual payments of principal pursuant to the above notes payable required subsequent to September 30, 2008 are as follows (in thousands):

During the twelve months ended September 30, 2009	$1,153
During the twelve months ended September 30, 2010	806
During the twelve months ended September 30, 2011	8,800
During the twelve months ended September 30, 2012	—

$10,759

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
During 2008, we formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to our existing outpatient physical and occupational therapy clinics. The first OA Center opened in June. In October, 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG’s founders are our partners in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.
At September 30, 2008, we operated 364 clinics. Our operations are in 42 states. During the nine months ended September 30, 2008, we opened 14 new clinics, acquired 10, closed eight and sold one. Of the 14 clinics opened, six were new Clinic Partnerships and eight were satellites of existing partnerships. The average age of our clinics at September 30, 2008 was 6.0 years.
Effective June 11, 2008, we acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region with the existing partners retaining 35%. Effective September 1, 2007, we acquired a majority interest in STAR, a multi partner outpatient rehabilitation practice with operations in the southeast United States. STAR currently owns and operates 53 outpatient physical and occupational therapy clinics and manages eight other facilities for third parties. The results of operations of the acquired clinics have been included in our consolidated financial statements since the effective date of their acquisition. Hence, for 2007 third quarter and nine months results, STAR was included for one month, whereas for the 2008 results, STAR was included for the entire period.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 11 third-party facilities under management as of September 30, 2008.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Number of clinics, at the end of period	364	346	364	346
Working Days	64	63	192	191
Average visits per day per clinic	20.2	19.6	20.5	19.3
Total patient visits	470,155	381,452	1,395,466	1,108,252

Net patient revenue per visit	$98.11	$96.75	$97.84	$95.97
Statement of operations per visit:
Net revenues	$100.46	$98.19	$100.23	$97.03
Salaries and related costs	54.58	51.33	53.44	50.14
Rent, clinic supplies, contract labor and other	21.73	21.44	21.26	20.97
Provision for doubtful accounts	1.59	1.81	1.60	1.56

Contribution from clinics	22.56	23.61	23.93	24.36
Corporate office costs	9.94	11.04	10.87	11.46

Operating income from continuing operations	$12.62	$12.57	$13.06	$12.90

RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
•	Net revenues increased to $47.2 million for the three months ended September 30, 2008 (“2008 Third Quarter”) from $37.5 million for the three months ended September 30, 2007 (“2007 Third Quarter”) due to a 23.3% increase in patient visits from 381,000 to 470,000 and a $1.36 increase from $96.75 to $98.11 in net patient revenue per visit. The 2008 Third Quarter included 64 days whereas the 2007 Third Quarter included 63 days. The 2008 figures include the results for the STAR clinics, Oakland County Michigan clinic and Mid-Atlantic clinics acquired in September 2007, January 2008 and June 2008, respectively.

•	Net income for the 2008 Third Quarter was $2.5 million versus $2.1 million for the same period last year. Net income was $0.21 per diluted share for the 2008 Third Quarter as compared to $0.18 per diluted share for the 2007 Third Quarter. Total diluted shares were 12.0 million for the 2008 Third Quarter and 11.6 million for the 2007 Third Quarter. In September, the Company had 40 of its 364 clinics affected by Hurricane Ike resulting in the loss of an estimated 1,850 patient visits representing $180,000 in revenue and with an earnings per share impact of $.01. Net income for the 2008 Third Quarter includes a pre-tax operating loss and corporate costs totaling $91,000 related to the start-up of the OA Centers.
Net Patient Revenues
•	Net patient revenues increased to $46.1 million for the 2008 Third Quarter from $36.9 million for the 2007 Third Quarter, an increase of $9.2 million, or 25.0%, due to a 23.3% increase in patient visits to 470,000 and an increase of $1.36 in net patient revenues per visit to $98.11 from $96.75.

•	Total patient visits increased 89,000, or 23.3%, to 470,000 for the 2008 Third Quarter from 381,000 for the 2007 Third Quarter. The growth in visits was attributable to an increase of approximately 32,000 visits in clinics opened or acquired between October 1, 2007 and September 30, 2008 (“New Clinics”) and by an increase of 57,000 for clinics opened or acquired prior to October 1, 2007 (“Mature Clinics”).

•	The $9.2 million net patient revenues increase for the 2008 Third Quarter included approximately $3.2 million from New Clinics and an increase of $6.0 million from Mature Clinics.
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

Management Contract and Other Revenues
Management contract and other revenues increased by approximately $557,000 from $547,000 to $1,104,000 due to inclusion of revenues from the STAR management contracts and clinics.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 77.5% for the 2008 Third Quarter and 76.0% for the 2007 Third Quarter.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $25.7 million for the 2008 Third Quarter from $19.6 million for the 2007 Third Quarter, an increase of $6.1 million, or 31.1%. Of the $6.1 million increase, costs of $1.8 million were incurred at the New Clinics and $4.3 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 54.3% for the 2008 Third Quarter and 52.3% for the 2007 Third Quarter.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $10.2 million for the 2008 Third Quarter from $8.2 million for the 2007 Third Quarter, an increase of $2.0 million, or 24.9%. Of the $2.0 million increase, $0.8 million was incurred at the New Clinics and $1.2 million at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.6% for the 2008 Third Quarter and 21.8% for the 2007 Third Quarter.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2008 Third Quarter and the 2007 Third Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for the 2008 Third Quarter and 1.8% for the 2007 Third Quarter. Our allowance for bad debts as a percent of total patient accounts receivable was 7.3% at September 30, 2008, as compared to 7.9% at December 31, 2007. Our days sales outstanding was 54 days at September 30, 2008 and 55 days at December 31, 2007.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $4.7 million, or 9.9% of net revenues, for the 2008 Third Quarter and $4.2 million, or 11.2% of net revenues for the 2007 Third Quarter.
Interest expense
Interest expense increased to $158,000 for the 2008 Third Quarter from $84,000 for the 2007 Third Quarter primarily due to the borrowings in conjunction with acquisitions under our revolving credit facility. At September 30, 2008, there was $8.8 million outstanding on the revolving credit facility. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships was $1.6 million for the 2008 Third Quarter and $1.4 million for the 2007 Third Quarter. Minority interest as a percentage of operating income before corporate office costs decreased to 14.9% for the 2008 Third Quarter as compared to 15.2% for the 2007 Third Quarter.
Provision for Income Taxes
The provision for income taxes increased to $1.6 million for the 2008 Third Quarter from $1.3 million for the 2007 Third Quarter. During the 2008 Third Quarter, the Company accrued state and federal income taxes at an effective tax rate of 39.2% versus 37.8% for the 2007 Third Quarter.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
•	Net revenues increased to $139.9 million for the nine months ended September 30, 2008 (“2008 Nine Months”) from $107.5 million for the nine months ended September 30, 2007 (“2007 Nine Months”) due to a 25.9% increase in patient visits from 1.1 million to 1.4 million and a $1.88 increase from $95.96 to $97.84 in net patient revenue per visit. The 2008 figures include the results for the STAR clinics, Oakland County Michigan clinic and Mid-Atlantic clinics acquired in September 2007, January 2008 and June 2008, respectively.

•	Net income for the 2008 Nine Months was $7.8 million versus $6.3 million for the same period last year. Net income was $0.65 per diluted share for the 2008 Nine Months as compared to $0.54 per diluted share for the 2007 Nine Months. Total diluted shares were 12.0 million for the 2008 Nine Months and 11.7 million for the 2007 Nine Months. Net income for the 2008 Nine Months includes a pre-tax gain of $193,000, or post-tax gain of $117,000, from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold. Net income for the 2008 Nine Months includes a pre-tax operating loss and corporate costs totaling $358,000 related to the start-up of the OA Centers.
Net Patient Revenues
•	Net patient revenues increased to $136.5 million for the 2008 Nine Months from $106.4 million for the 2007 Nine Months, an increase of $30.2 million, or 28.4%, due to a 25.9% increase in patient visits to 1.4 million and an increase of $1.88 in net patient revenues per visit to $97.84 from $95.96.

•	Total patient visits increased 287,000, or 25.9%, to 1.4 million for the 2008 Nine Months from 1.1 million for the 2007 Nine Months. The growth in visits was attributable to an increase of approximately 54,000 visits in New Clinics and by an increase of 233,000 for Mature Clinics.

•	The $30.2 million net patient revenues increase for the 2008 Nine Months included approximately $5.4 million from New Clinics and an increase of $24.8 million from Mature Clinics. Of the $24.8 million increase, $21.9 million related to clinics opened or acquired in the 2007 Nine Months.
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
Management Contract and Other Revenues
Management contract and other revenues increased by approximately $2.2 million from $1.2 million to $3.3 million due to inclusion of revenues from the STAR management contracts and clinics.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 76.1% for the 2008 Nine Months and 74.9% for the 2007 Nine Months.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $74.6 million for the 2008 Nine Months from $55.6 million for the 2007 Nine Months, an increase of $19.0 million, or 34.2%. Of the $19.0 million increase, costs of $3.1 million were incurred at the New Clinics and $15.9 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were at 53.3% for the 2008 Nine Months and 51.7% for the 2007 Nine Months.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $29.7 million for the 2008 Nine Months from $23.2 million for the 2007 Nine Months, an increase of $6.4 million, or 27.6%. Of the $6.4 million increase, $1.5 million was incurred at the New Clinics and $4.9 million was incurred at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.2% for the 2008 Nine Months and 21.6% for the 2007 Nine Months.

Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $2.2 million for the 2008 Nine Months and $1.7 million for the 2007 Nine Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for the 2008 Nine Months and 2007 Nine Months. Our allowance for bad debts as a percent of total patient accounts receivable was 7.3% at September 30, 2008, as compared to 7.9% at December 31, 2007. Our days sales outstanding was 54 days at September 30, 2008 and 55 days at December 31, 2007.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $15.2 million, or 10.8% of net revenues, for the 2008 Nine Months and $12.7 million, or 11.8% of net revenues for the 2007 Nine Months.
Interest, investment and other income
Interest and investment income decreased to $58,000 for the 2008 Nine Months from $252,000 for the 2007 Nine Months primarily attributable to funds being used to fund acquisitions. Other income for the 2008 Nine Months includes a pre-tax gain of $193,000 from the formation of a joint venture in which a 49% interest in two of our Texas partnerships was sold.
Interest expense
Interest expense increased to $421,000 for the 2008 Nine Months from $135,000 for the 2007 Nine Months primarily due to the borrowings in conjunction with the acquisitions on our revolving credit facility. At September 30, 2008, there was $8.8 million outstanding on the revolving credit facility. See Liquidity and Capital Resources section below for a discussion of the terms of the Credit Agreement.
Minority Interests in Earnings of Subsidiary Limited Partnerships
Minority interests in earnings of subsidiary limited partnerships was $5.2 million for the 2008 Nine Months and $4.2 million for the 2007 Nine Months. Minority interest as a percentage of operating income before corporate office costs increased to 15.6% for the 2008 Nine Months as compared to 15.4% for the 2007 Nine Months.
Provision for Income Taxes
The provision for income taxes increased to $5.1 million for the 2008 Nine Months from $3.9 million for the 2007 Nine Months. During the 2008 Nine Months, the Company accrued state and federal income taxes at an effective tax rate of 39.4% versus 38.3% for the 2007 Nine Months.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than with respect to future acquisitions. At September 30, 2008, we had $9.2 million in cash and cash equivalents compared to $8.0 million in cash and cash equivalents at December 31, 2007. Although the start-up costs associated with opening new clinics, and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, payment of clinic closure costs accrued, future clinic development and investments through at least September 2009. Significant acquisitions would require financing. Included in cash and cash equivalents at September 30, 2008 were $0.7 million in a money market fund.
Cash and cash equivalents increased $1.2 million from December 31, 2007 to September 30, 2008. Cash of $20.8 was provided by operations, $1.8 was obtained from net proceeds on the revolving credit facility and $0.6 million was obtained from the exercise of stock options by grantees. The major uses of cash included: purchase of businesses ($11.5 million), purchase of fixed assets ($3.2 million), purchase of intangibles – limited partner interests ($1.4 million), distributions to limited partners ($5.2 million) and payment on notes payable ($0.8 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility. Effective June 4, 2008, the Credit Agreement was increased to $50.0 million. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. On September 30, 2008, the outstanding balance on the revolving credit facility was $8.8 million leaving $41.2 million in availability.
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

Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of September 30, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. We did not purchase any shares of our common stock during the nine months ended September 2008.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of September 30, 2008, we had 364 clinics in operation. During 2008, we expect to incur initial operating losses from new clinics opened in late 2007 and during 2008. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at September 30, 2008, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $88,000.

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
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: November 7, 2008	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
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