Form 10-K
period 2008-12-31
U S PHYSICAL THERAPY INC /NV
filed 2009-03-12
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	77042 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(713) 297-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2008 was $101,950,161 based on the closing sale price reported on the Nasdaq Global Select Market for the registrant’s common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2009, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,037,316.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	revenue and earnings expectations;

•	the general deteriorating economic conditions in the U.S. and globally;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-off or write-down of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We primarily operate through subsidiary clinic partnerships, in which we generally own a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

At December 31, 2008, we operated 360 outpatient physical and occupational therapy clinics in 42 states. There were 257 clinics operated under Clinic Partnerships and 103 were operated as Wholly-Owned Facilities. Our strategy is to develop outpatient clinics on a national basis. The average age of the 360 clinics in operation at December 31, 2008 was 6.2 years. Of the 360 clinics, we developed 277 and acquired 83. Our highest concentration of clinics are in the following states — Tennessee, Texas, Michigan, Oklahoma, Wisconsin, Indiana, Florida, Maine and Maryland. In addition to our 360 clinics, at December 31, 2008, we also managed 10 physical therapy practices for third parties, including physicians.

During 2008, we opened 16 new clinics, acquired 14, closed 18 and sold one. Effective November 18, 2008, we acquired a 65% interest in an outpatient rehabilitation practice with four clinics in San Antonio, TX (“San Antonio Acquisition”), and effective June 11, 2008, we acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region (“Mid-Atlantic Acquisition”). In both cases, the existing partners retained a 35% interest. Effective January 1, 2008, we acquired a physical therapy practice located in Michigan (“Michigan Acquisition”).

During 2008, we formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to our existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). The founders of RMG are partners of the Company in the OA Centers. RMG provides physicians with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.

We continue to seek to attract physical and occupational therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. Of the 16 clinics opened in 2008, seven were new Clinic Partnership and nine were satellites of existing partnerships. In 2009, we intend to continue to focus on developing new clinics and on opening satellite clinics where appropriate. In addition, we will evaluate acquisition opportunities.

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

Our company was re-incorporated in April 1992 under the laws of the State of Nevada and has operating subsidiaries organized in various states in the form of limited partnerships and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our website is www.usph.com.

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. Historically, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2008, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one clinic in which we own a 6% general partnership interest. Our limited partnership interests range from 50% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships, the managing therapist of each clinic owns the remaining limited partnership interest in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% distribution interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum distribution interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term ranging from one to three years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for one or two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by his or her Clinic Partnership. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon his or her ownership interest. Upon termination of employment, the Company typically has the right, but is not obligated, to purchase the therapist’s partnership interest in Clinic Partnerships.

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

Our typical clinic occupies approximately 1,500 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Typical minimum staff at a clinic consists of a licensed physical or occupational therapist and an office manager, as well as, if appropriate, a medical advisor. As patient visits grow, staffing may also include additional physical or occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

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

MARKETING

We focus our marketing efforts primarily on physicians, including orthopedic surgeons, neurosurgeons, physiatrists, internal medicine, podiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

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

The following table shows our payor mix for the years ended:

	December 31, 2008		December 31, 2007		December 31, 2006
Payor	Visits	Percentage	Visits	Percentage	Visits	Percentage

Managed Care Program	638,022	34.2%	519,493	33.4%	447,021	32.4%
Commercial Health Insurance	468,779	25.1%	404,980	26.1%	388,474	28.2%
Medicare/Medicaid	414,553	22.2%	343,155	22.1%	294,514	21.3%
Workers’ Compensation Insurance	279,847	15.0%	232,723	15.0%	199,663	14.5%
Other	64,586	3.5%	53,213	3.4%	49,378	3.6%

Total	1,865,787	100.0%	1,553,564	100.0%	1,379,050	100.0%

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

During the year ended December 31, 2008, approximately 22% of our visits were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. However, we cannot assure you that newly developed clinics will be successful in becoming certified as Medicare providers.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. The Medicare Limit for 2008 was $1,810. Under the Medicare Improvements for Patients and Providers Act (“MIPPA”) as passed July 16, 2008, the extension process remains through December 31, 2009.

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

Medicaid has not been a material payor for us constituting less than 1% of historical revenue.

REGULATION AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). None of the states in which we currently operate with the exception of one require obtaining certificates of need for the conduct of our physical therapy business functions. Our therapists and/or clinics, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

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

In February 2000, the OIG issued a special fraud alert regarding the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG’s stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. We rent clinic space for a few of our clinics from referring physicians and have taken the steps that we believe are necessary to ensure that all leases comply to the extent possible and applicable with the space rental Safe Harbor to the Fraud and Abuse Law.

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

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. The Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

We also believe that our competitive position is enhanced by our strategy of locating our clinics, when possible, on the ground floor of buildings and shopping centers with nearby parking, thereby making the clinics more easily accessible to patients. We offer convenient hours. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Finally, we believe that we can generally provide services at a lower cost than hospitals due to their higher overhead.

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

We have issued an Ethics and Compliance Manual, created a compliance DVD/video and an on-line testing program. These tools were prepared to ensure that each clinic as well as every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees.  Our Compliance Committee, appointed by the Board, consists of three independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, especially the CO and other compliance and legal personnel. The CO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

Monitoring and Auditing Clinic Operational Compliance.  Our Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Each clinic is audited at least once every 18 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is paid to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator will receive a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

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

EMPLOYEES

At December 31, 2008, we employed 2,049 people, of which 1,683 were full-time employees. At that date, as it relates to the Company, no employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

ITEM 1A. —	RISK FACTORS

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

Risks related to our business and operations

The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.

As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

For example:

•	patients visits may decline due to higher levels of unemployment or reduced discretionary spending;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; or

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for acquisitions.

We depend upon reimbursement by third-party payors.

Substantially all of our revenues are derived from private and governmental third-party payors. In 2008, approximately 80% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 20% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount, except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the DRA, which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. The Medicare Limit for 2008 was $1,810. Under the MIPPA, the extension process remains through December 31, 2009.

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

Risks Relating to Our Outstanding Common Stock

Our stock price could be volatile, which could cause you to lose part or all of your investment.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2008, our stock price ranged from a low of $9.00 per share (on November 21, 2008) to a high of $21.00 per share (on September 19, 2008). Factors such as announcements concerning [changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results], may have a significant effect on the market price of our common stock.

From time to time, there has been limited trading volume in our common stock. In addition, there can be no assurance that there will continue to be a trading market or that any securities research analysts will continue to provide research coverage with respect to our common stock. It is possible that such factors will adversely affect the market for our common stock.

Issuance of shares in connection with financing transactions or under stock incentive plans will dilute current stockholders.

Pursuant to our stock incentive plan, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

At December 31, 2008, we had reserved approximately 900,000 shares of common stock for issuance under outstanding options. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Provisions in our articles of incorporation and bylaws could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

Certain provisions of our articles of incorporation and bylaws may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include the charter authorization of “blank check” preferred stock; and a restriction on the ability of stockholders to call a special meeting.

We do not intend to pay dividends on our common stock and our ability to pay dividends on our common stock is restricted.

We have not paid dividends on our common stock, cash or otherwise. We are currently restricted from paying dividends on our common stock by our bank credit facility. Any future dividends also may be restricted by our then-existing debt agreements.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 12, 2009, there were 53 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2008		2007
Quarter	High	Low	High	Low

First	$14.70	$12.84	$14.53	$11.89
Second	18.21	14.41	15.77	13.01
Third	21.00	15.60	15.27	11.89
Fourth	18.31	9.00	15.27	12.82

Since inception, we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions. We are currently restricted from paying dividends on our common stock by our bank credit facility.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2003 through December 31, 2008. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2008 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return
For the Year Ended December 31, 2008

	12/03	12/04	12/05	12/06	12/07	12/08
U. S. Physical Therapy, Inc.	100	98	117	78	91	85
The Nasdaq Stock Market United States Index	100	109	111	122	132	64
The Nasdaq Stock Market Healthcare Index	100	126	173	173	226	165

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share data)

Net revenues	$187,686	$151,686	$135,194	$126,256	$111,709
Operating income from continuing operations	$23,876	$20,035	$18,596	$20,527	$16,505
Income before income taxes from continuing operations	$16,509	$14,280	$13,250	$14,915	$10,497
Net income from continuing operations	$10,004	$8,815	$8,193	$9,178	$6,499
Net income	$10,004	$8,738	$6,296	$8,791	$6,678
Net income from continuing operations per common share:
Basic	$0.84	$0.76	$0.70	$0.77	$0.55
Diluted	$0.83	$0.75	$0.70	$0.76	$0.53
Net income per common share:
Basic	$0.84	$0.75	$0.54	$0.74	$0.56
Diluted	$0.83	$0.75	$0.54	$0.73	$0.54

	On December 31,
	2008	2007	2006	2005	2004
	($ in thousands)

Total assets	$118,247	$96,252	$71,457	$66,519	$61,608
Long-term debt, less current portion	$12,412	$7,959	$797	$483	$—
Working capital	$24,108	$24,595	$26,811	$29,737	$34,988
Current ratio	2.65	3.15	3.92	5.18	7.23
Total long-term debt to total capitalization	0.15	0.11	0.01	0.01	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. During 2008, we formed a new venture, OA Centers, which specializes in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions. The first OA Center opened in June 2008. In October 2008, we acquired a 65% interest in RMG which provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.

Effective November 18, 2008, we acquired a 65% interest in an outpatient rehabilitation practice with four clinics in San Antonio, TX, and effective June 11, 2008, we acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region. In both cases, the existing partners retained a 35% interest. Effective January 1, 2008, we acquired a physical therapy practice located in Michigan. The results of operations of the acquired clinics have been included in our consolidated financial statements since the effective date of their acquisition.

At December 31, 2008, we operated 360 clinics in 42 states. The average age of our clinics at December 31, 2008, was 6.2 years. Of the 360 clinics, we developed 277 of the clinics and acquired 83. In 2008, we added 30 clinics, including 16 developed and 14 acquired (as detailed above), closed 18 and sold one.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with ten third-party facilities under management as of December 31, 2008.

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

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic by clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2008. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $573,000 for the year ended December 31, 2008. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2008, 2007 and 2006 have not been material to the statement of operations.

The following table sets forth information regarding our accounts receivable as of the dates indicated (in thousands):

	December 31,
	2008	2007

Gross accounts receivable	$57,281	$54,282
Less contractual allowances	29,153	26,524

Subtotal — accounts receivable	28,128	27,758
Less allowance for doubtful accounts	2,275	2,184

Net patient accounts receivable	$25,853	$25,574

The following table presents our accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2008			December 31, 2007
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/Commercial Plans	$9,815	$2,519	$12,334	$9,163	$3,011	$12,174
Medicare/Medicaid	4,498	1,853	6,351	4,406	2,283	6,689
Workers Compensation*	4,129	923	5,052	4,180	877	5,057
Self-pay	504	784	1,288	591	1,024	1,615
Other**	1,812	1,291	3,103	1,032	1,191	2,223

Totals	$20,758	$7,370	$28,128	$19,372	$8,386	$27,758

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and RMG receivables and, to a lesser extent, vehicular insurance claims.

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

Accounting for Income Taxes.  We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount to be recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2008, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2008 and 2007.

Carrying Value of Long-Lived Assets.  Our property and equipment, intangible assets and goodwill (collectively, our “long-lived assets”) comprise a significant portion of our total assets. We account for our long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 and No. 142. This accounting standard requires that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value.

Goodwill.  The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill and other intangible assets with indefinite lives for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill and other intangible assets with indefinite lives. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill and other intangible assets with indefinite lives are assigned to the respective clinic or group of clinics, if deemed appropriate. If the carrying value of our goodwill and other intangible assets with indefinite lives exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill and other intangible assets with indefinite lives to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2008, the evaluation of goodwill yielded an impairment charge of $49,000 on a clinic purchased in 1994. The evaluation of goodwill in 2007 did not result in any goodwill amounts that were deemed permanently impaired. During 2006, the Company wrote off $192,000 in goodwill related to closed clinics. See Note 2 — Significant Accounting Policies — Goodwill — of the Notes to Consolidated Financial Statements in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

During 2006, we closed 31 unprofitable clinics. In accordance with current accounting literature, the results of operations and closure costs for these 31 clinics and the results of operations for the clinic sold in 2006 are presented as discontinued operations for all periods presented, net of the tax benefit. The operating results of the 18 clinics closed in 2008 and the 12 clinics closed in 2007 were not material to the operations of the Company and therefore the operating results of those clinics were not reclassified and reported as discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements in Item 8.

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2008	Year ended December 31, 2008
2007	Year ended December 31, 2007
2006	Year ended December 31, 2006
New Clinics	Clinics opened or acquired during the year ended December 31, 2008
Mature Clinics	Clinics opened or acquired prior to January 1, 2008
2007 New Clinics	Clinics opened or acquired during the year ended December 31, 2007
2007 Mature Clinics	Clinics opened or acquired prior to January 1, 2007
2006 New Clinics	Clinics opened or acquired during the year ended December 31, 2006
2006 Mature Clinics	Clinics opened or acquired prior to January 1, 2006 but not closed or sold in 2006
Discontinued Clinics	Clinics closed or sold in 2006

	For the Years Ended December 31,
	2008	2007	2006

Number of clinics, at the end of period	360	349	292
Working Days	256	255	254
Average visits per day per clinic	20.4	19.6	20.0
Total patient visits	1,865,787	1,553,564	1,379,050
Net patient revenue per visit	$98.05	$96.19	$96.72
Statement of operations per visit:
Net revenues	$100.59	$97.64	$98.04
Salaries and related costs	53.74	50.98	50.28
Rent, clinic supplies, contract labor and other	21.33	20.97	20.23
Provision for doubtful accounts	1.65	1.64	1.53
Closure costs	0.23	—	—

Contribution from clinics	23.64	24.05	26.00
Corporate office costs	10.84	11.15	12.51

Operating income from continuing operations	$12.80	$12.90	$13.49

RESULTS OF OPERATIONS

FISCAL YEAR 2008 COMPARED TO FISCAL 2007

•	Net revenues rose 24% to $187.7 million for 2008 from $151.7 million for 2007 primarily due to a 20% increase in patient visits to 1.9 million and an increase of $1.86 in net patient revenues per visit to $98.05. The 2008 figures include a full year for the STAR clinics acquired in 2007 and the physical therapy practice acquired in January 2008, 6 1/2 months for the clinics acquired in the Mid Atlantic acquisition and 1 1/2 months for the clinics acquired in San Antonio Acquisition. The 2007 figures include four months of the results of the STAR clinics which were acquired in September 2007. In addition, the 2008 figures include 256 days of operations as compared to 255 days for 2007.

•	Net income from continuing operations increased 14% to $10.0 million for 2008 from $8.8 million. Earnings from continuing operations per diluted share increased to $0.83 from $0.75. Total diluted shares for the years ended December 31, 2008 were 12.1 million and for 2007 were 11.7 million.

•	Net income (inclusive of effects of discontinued operations) increased 14% to $10.0 million for 2008 from $8.7 million. Net income per diluted share increased to $0.83 from $0.75. These net income figures are net of closure costs of $262,000, tax effected, incurred in 2008 and closure costs, impairment charges and operating losses from discontinued operations of $77,000, tax effected, in 2007.

Net Patient Revenues

•	Net patient revenues increased to $182.9 million for 2008 from $149.4 million for 2007, an increase of $33.5 million, or 22%, primarily due to a 20% increase in patient visits to 1.9 million and an increase of $1.86 in patient revenues per visit to $98.05.

•	Total patient visits increased 312,000, or 20%, to 1.9 million for 2008 from 1.6 million for 2007. The growth in visits for the period was attributable to approximately 86,000 visits in New Clinics together with a 226,000 or 15% increase in visits for Mature Clinics. For 2007 New Clinics, the number of visits increased by 243,000 for 2008 compared to 2007. For 2007 Mature Clinics, the number of visits decreased by 17,000 in 2008 compared to 2007.

•	Net patient revenues from New Clinics accounted for approximately 25% of the total increase, or approximately $8.4 million, of which $6.4 million was related to 14 clinics acquired in 2008. The remaining increase of $25.1 million in net patient revenues was from Mature Clinics primarily related to the STAR clinics acquired.

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

Management Contract Revenues and Other Revenues

Revenues from management contracts and other revenues increased by approximately $2.5 million from 2007 to 2008 due to the inclusion of revenues for the complete year in 2008 from the STAR clinics derived primarily from managing seven clinics. For 2007, the results included only four months.

Clinic Operating Costs

Clinic operating costs were 77% of net revenues for 2008 and 75% of net revenues for 2007. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $100.3 million for 2008 from $79.2 million for 2007, an increase of $21.1 million, or 27%. Approximately 22% of the increase, or $4.6 million, was attributable to the New Clinics. The remaining increase of $16.5 million was due to $15.4 million in higher costs at various 2007 New Clinics and $1.1 million higher at various 2007 Mature Clinics. Salaries and related costs as a percent of net revenues was 53% for 2008 and 52% for 2007.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $39.8 million for 2008 from $32.6 million for 2007, an increase of $7.2 million, or 22%. Approximately 30% of the increase, or $2.2 million, was attributable to the New Clinics and $5.3 million was attributable to 2007 New Clinics offset by $0.3 million related to 2007 Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 21% for 2008 and 2007.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $3.1 million for 2008 from $2.6 million for 2007, an increase of $0.5 million, or 20%. The provision for doubtful accounts as a percent of net patient revenues was 2% for 2008 and 2007. Our allowance for bad debts as a percent of total patient accounts receivable was 8% at December 31, 2008 and 2007. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding were 51 days at December 31, 2008 and 55 days December 31, 2007. Receivables in the amount of $3.0 million and $2.0 million were written-off in 2008 and 2007, respectively.

Closure costs

Closure costs primarily related to the closure of 18 clinics in 2008 amounted to $432,000. Closure costs include $342,000 related to lease obligations and facilities costs, $77,000 related to write-off of unamortized leasehold improvements and $13,000 in severance and salary costs.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $20.2 million for 2008 and $17.3 million for 2007. Although corporate office costs increased by $2.9 million, primarily due to increased salary and benefits costs and professional services such as legal and accounting, corporate office costs as a percent of net revenues remained at 11% for 2008 and 2007.

Interest expense

Interest expense increased to $542,000 for 2008 from $301,000 for 2007 primarily due to higher borrowings under our revolving credit facility to fund acquisitions. See Liquidity and Capital Resources below for a discussion of the terms of the related Credit Agreement.

Minority interests in subsidiary limited partnerships

Minority interests in subsidiary limited partnerships were $7.1 million in 2008 compared to $5.7 million in 2007. As a percentage of operating income from continuing operations before corporate office costs, minority interests in subsidiary limited partnerships were 16.1% in 2008 compared to 15.3% in the previous year. The increase was primarily related to acquired profitable clinics which have minority limited partners with 30% to 35% interests.

Provision for Income Taxes

The provision for income taxes increased to $6.5 million for 2008 from $5.5 million for 2007, an increase of approximately $1.0 million, or 19%, as a result of higher pre-tax income. During 2008 and 2007, we recognized state and federal income taxes at an effective tax rate of 39% and 38%, respectively.

FISCAL YEAR 2007 COMPARED TO FISCAL 2006

•	Net revenues rose 12% to $151.7 million for 2007 from $135.2 million for 2006 primarily due to a 13% increase in patient visits to 1.6 million partially offset by a decrease of $0.53 in net patient revenues per visit to $96.19. As previously noted, the 2007 figures include four months of the results of the STAR clinics acquired in September 2007. In addition, the 2007 figures include 255 days of operations as compared to 254 days for 2006.

•	Net income from continuing operations increased 8% to $8.8 million for 2007 from $8.2 million. Earnings from continuing operations per diluted share increased to $0.75 from $0.70. Total diluted shares for the years ended December 31, 2007 and 2006 were 11.7 million.

•	Net income (inclusive of effects of discontinued operations) increased 39% to $8.7 million for 2007 from $6.3 million. Net income per diluted share increased to $0.75 from $0.54. These net income figures are net of closure costs, impairment charges and operating losses from discontinued operations of $77,000, tax effected, in 2007 and $1.9 million, tax effected, in 2006.

Net Patient Revenues

•	Net patient revenues increased to $149.4 million for 2007 from $133.4 million for 2006, an increase of $16.1 million, or 12%, primarily due to a 13% increase in patient visits to 1.6 million partially offset by a decrease of $0.53 in patient revenues per visit to $96.19.

•	Total patient visits increased 175,000, or 13%, to 1.6 million for 2007 from 1.4 million for 2006. The growth in visits for the period was attributable to approximately 119,000 visits in 2007 New Clinics together with a 56,000 or 4% increase in visits for 2007 Mature Clinics. For 2006 New Clinics, the number of visits increased by 104,000 for 2007 compared to 2006. For 2006 Mature Clinics, the number of visits decreased by 48,000 in 2007 compared to 2006.

•	Net patient revenues from 2007 New Clinics accounted for approximately 69% of the total increase, or approximately $11.1 million, primarily related to the STAR clinics. The remaining increase of $5.0 million in net patient revenues was from 2007 Mature Clinics.

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

Clinic Operating Costs

Clinic operating costs were 75% of net revenues for 2007 and 74% of net revenues for 2006. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $79.2 million for 2007 from $69.3 million for 2006, an increase of $9.9 million, or 14%. Approximately 79% of the increase, or $7.8 million, was attributable to the 2007 New Clinics. The remaining increase of $2.1 million was due to $4.7 million in higher costs at various 2006 New Clinics offset by lower salaries in 2006 Mature Clinics due to reduction in staffing. Salaries and related costs as a percent of net revenues was 52% for 2007 and 51% for 2006.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $32.6 million for 2007 from $27.9 million for 2006, an increase of $4.7 million, or 17%. Approximately 66% of the increase or $3.1 million was attributable to the 2007 New Clinics, $1.9 million was attributable to 2006 New Clinics offset by $0.3 million related to 2006 Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 22% for 2007 and 21% for 2006.

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

The accounts receivable days outstanding were 55 days at December 31, 2007 and December 31, 2006. Receivables in the amount of $2.0 million and $2.2 million were written-off in 2007 and 2006, respectively.

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

Interest expense

Interest expense increased to $301,000 for 2007 from $50,000 for 2006 primarily due to borrowings under our revolving credit facility to fund the STAR Acquisition. See Liquidity and Capital Resources below for a discussion of the terms of the related Credit Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At December 31, 2008, we had $10.1 million in cash and cash equivalents compared to $8.0 million at December 31, 2007, an increase of 27%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability on our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, clinic closure costs accrued, future clinic development and investments through at least December 2009. Significant acquisitions would likely require financing under existing revolving credit facility. Included in cash and cash equivalents at December 31, 2008 were $0.8 million in a money market fund.

The increase in cash and cash equivalents of $2.1 million from December 31, 2007 to December 31, 2008 was due primarily to $30.2 million provided by operations, $4.4 million net proceeds from the revolving credit facility and $0.6 million from proceeds and tax benefit of exercise of stock options. Major uses of cash included: purchase of businesses, net of cash acquired ($19.6 million), purchase of fixed assets ($4.3 million), acquisitions of minority interests ($1.1 million), distributions to limited partners ($7.3 million) and payments on notes payable ($0.9 million).

Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to our overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. On December 31,

2008, the outstanding balance on the revolving credit facility was $11.4 million leaving $38.6 million in availability and we are in compliance with all of the covenants thereunder.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and making additional acquisitions in selected markets. We have from time to time purchased the minority interests of limited partners in our Clinic Partnerships. We may purchase additional minority interests in the future. Generally, any acquisition or purchase of minority interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2008 are summarized as follows (in thousands):

Contractual Obligation	Total	2009	2010	2011	2012	2013	Thereafter

Notes Payable	$13,792	$1,380	$1,012	$11,400	$—	$—	$—
Employee Agreements	$26,673	18,755	5,128	2,305	310	148	27
Operating Leases	$34,213	14,275	9,310	5,120	3,098	1,494	916

	$74,678	$34,410	$15,450	$18,825	$3,408	$1,642	$943

In connection with the San Antonio Acquisition, we incurred a note payable in the amount of $400,400 payable in equal annual installments totaling $200,200 beginning November 18, 2009 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities.

In connection with the RMG Acquisition, we incurred a note payable in the amount of $157,100 payable in equal annual installments totaling $78,550 beginning October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition.

In connection with the Mid-Atlantic Acquisition, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312 beginning June 11, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one month to five years for the operating facilities.

In connection with the STAR Acquisition, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333 beginning September 6, 2008, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.

In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable in the amount of $877,500 payable in equal quarterly principal installments of $73,125, beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007. In December 2007, we paid $557,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.

In conjunction with the acquisition of a two-clinic practice in Alaska in December 2005, we entered into a note payable in the amount of $309,710 payable in equal quarterly principal installments of $25,809, beginning April 1, 2006, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.75% per annum. The remaining principal and any accrued and unpaid interest was paid in December 2008. The purchase agreement provides for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. At December 31, 2008, we accrued $299,723 additional consideration related to this acquisition upon achievement of the predefined operating results for the year ended December 31, 2008 and such amount was added to goodwill. This amount was paid in March 2009.

In conjunction with the acquisition of a three-clinic practice in New Jersey in May 2005, we entered into a note payable in the amount of $500,000 payable in equal quarterly principal installments of $41,667, beginning September 1, 2005, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 6% per annum. The remaining principal and any accrued and unpaid interest was paid in May 2008. The purchase agreement provided for possible contingent consideration of up to $650,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In July 2006, we paid $90,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.

Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s minority interest at a predetermined multiple of earnings before interest and taxes.

Since September 2001, the Board of Directors (“Board”) has authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. We did not purchase any shares of our common stock during 2008 or 2007.

Off Balance Sheet Arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 14 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. Under previous guidance, the parent absorbed losses that would otherwise reduce the carrying amount of minority interests below zero and could subsequently recover those losses from future earnings. Upon adoption of SFAS 160, amounts previously allocated to controlling and noncontrolling interests are not adjusted restrospectively. After adoption, the noncontrolling interests will be charged for losses incurred even though the carrying amount of the noncontrolling interests is below zero. In effect, after adoption, income attributable to the noncontrolling interests will include these losses rather than allocated to the net income attributable to the Company. The Company will provide pro forma consolidated net income attributable to the Company and pro forma earnings per share as if the previous guidance on minority interest losses had continued to apply. The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheet and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of December 31, 2008, we had 360 clinics in operation, of which 16 were opened and 14 acquired in 2008. For those newly opened clinics, we incurred an operating loss in 2008. Generally we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.

Current Economic Conditions

The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

For example:

•	patients visits may decline due to higher levels of unemployment or reduced discretionary spending;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; or

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for acquisitions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2008 was seller notes of $2.4 million and outstanding balance on our Credit Agreement of $11.4 million. The outstanding balance under the Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $114,000 of interest expense. See Note 8 of the Notes to the Consolidated Financial Statements in Item 8.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm that audited the 2008 financial statements included in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 34.

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009, expressed an unqualified opinion that U.S. Physical Therapy, Inc. and subsidiaries maintained in all material respects, effective internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, U.S. Physical Therapy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of net income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on the consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2009

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$10,113	$7,976
Patient accounts receivable, less allowance for doubtful accounts of $2,275 and $2,184, respectively	25,853	25,574
Accounts receivable — other	898	1,150
Other current assets	1,857	1,333

Total current assets	38,721	36,033
Fixed assets:
Furniture and equipment	30,947	28,782
Leasehold improvements	18,061	17,352

	49,008	46,134
Less accumulated depreciation and amortization	33,167	29,342

	15,841	16,792
Goodwill	55,886	37,650
Other intangible assets, net	6,452	3,930
Other assets	1,347	1,847

	$118,247	$96,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,481	$1,555
Accrued expenses	11,752	9,071
Current portion of notes payable	1,380	812

Total current liabilities	14,613	11,438
Notes payable	1,012	959
Revolving line of credit	11,400	7,000
Deferred rent	1,103	1,104
Other long-term liabilities	2,297	696

Total liabilities	30,425	21,197
Minority interests in subsidiary limited partnerships	6,214	5,648
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,252,053 and 14,053,192, shares issued, respectively	142	141
Additional paid-in capital	43,648	41,452
Retained earnings	69,446	59,442
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total shareholders’ equity	81,608	69,407

	$118,247	$96,252

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net patient revenues	$182,939	$149,437	$133,376
Management contract revenues and other revenues	4,747	2,249	1,818

Net revenues	187,686	151,686	135,194
Clinic operating costs:
Salaries and related costs	100,269	79,191	69,340
Rent, clinic supplies, contract labor and other	39,814	32,581	27,896
Provision for doubtful accounts	3,073	2,553	2,115
Closure costs	432	—	—

	143,588	114,325	99,351
Corporate office costs	20,222	17,326	17,247

Operating income from continuing operations	23,876	20,035	18,596
Interest, investment and other income	260	273	351
Interest expense	(542)	(301)	(50)
Minority interests in subsidiary limited partnerships	(7,085)	(5,727)	(5,647)

Income before income taxes from continuing operations	16,509	14,280	13,250
Provision for income taxes	6,505	5,465	5,057

Net income from continuing operations	10,004	8,815	8,193
Discontinued operations:
(Loss) income from discontinued operations	—	(121)	(2,985)
Tax benefit (expense) from discontinued operations	—	44	1,088

	—	(77)	(1,897)

Net income	$10,004	$8,738	$6,296

Earnings per share:
Basic — income from continuing operations	$0.84	$0.76	$0.70
Basic — (loss) income from discontinued operations	—	(0.01)	(0.16)

Total basic earnings per common share	$0.84	$0.75	$0.54

Diluted — income from continuing operations	$0.83	$0.75	$0.70
Diluted — (loss) income from discontinued operations	—	—	(0.16)

Total diluted earnings per common share	$0.83	$0.75	$0.54

Shares used in computation:
Basic earnings per common share	11,907	11,643	11,690

Diluted earnings per common share	12,055	11,718	11,731

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
	(In thousands)

Balance December 31, 2005	13,645	$136	$35,037	$44,408	(1,810)	$(26,106)	$53,475
Proceeds from exercise of stock options	31	1	124	—	—	—	125
Tax benefit from exercise of stock options	—	—	105	—	—	—	105
Issuance of restricted stock	6	—	—	—	—	—	—
Amortization of restricted stock	—	—	17	—	—	—	17
Equity-based compensation expense	—	—	1,021	—	—	—	1,021
Purchase of treasury stock	—	—	—	—	(405)	(5,522)	(5,522)
Net income	—	—	—	6,296	—	—	6,296

Balance December 31, 2006	13,682	137	36,304	50,704	(2,215)	(31,628)	55,517
Issuance of common stock in connection with acquisition	228	2	3,121	—	—	—	3,123
Proceeds from exercise of stock options	75	2	566	—	—	—	568
Tax benefit from exercise of stock options	—	—	184	—	—	—	184
Issuance of restricted stock	71	—	—	—	—	—	—
Cancellation of restricted stock	(3)	—	—	—	—	—	—
Amortization of restricted stock	—	—	297	—	—	—	297
Equity-based compensation expense	—	—	980	—	—	—	980
Net income	—	—	—	8,738	—	—	8,738

Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407
Proceeds from exercise of stock options	48	1	494	—	—	—	495
Tax benefit from exercise of stock options	—	—	128	—	—	—	128
Issuance of restricted stock	160	—	—	—	—	—	—
Cancellation of restricted stock	(9)	—	—	—	—	—	—
Amortization of restricted stock	—	—	679	—	—	—	679
Equity-based compensation expense	—	—	895	—	—	—	895
Net income	—	—	—	10,004	—	—	10,004

Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES
Net income	$10,004	$8,738	$6,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,966	4,986	4,494
Minority interests in earnings of subsidiary limited partnerships	7,085	5,727	5,559
Provision for doubtful accounts	3,073	2,636	2,197
Equity-based awards compensation expense	1,574	1,277	1,038
Loss on sale or abandonment of assets	247	117	512
Excess tax benefit from exercise of stock options	(128)	(184)	(105)
Write-off of goodwill	49	—	192
Recognition of deferred rent subsidies	(431)	(456)	(403)
Deferred income tax	1,922	313	(373)
Other	39	—	—
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,566)	(3,543)	(3,434)
(Increase) decrease in accounts receivable — other	252	(87)	(73)
(Increase) decrease in other assets	(257)	(160)	168
Increase (decrease) in accounts payable and accrued expenses	1,873	(655)	1,623
Increase in other liabilities	470	338	781

Net cash provided by operating activities	30,172	19,047	18,472
INVESTING ACTIVITIES
Purchase of fixed assets	(4,299)	(4,034)	(4,655)
Purchase of businesses, net of cash acquired	(19,589)	(19,504)	(5,206)
Acquisitions of minority interests, included in goodwill	(1,096)	(519)	(1,234)
Purchase of marketable securities — available for sale	—	(2,040)	(700)
Proceeds on sale of marketable securities — available for sale	—	2,540	2,850
Proceeds on sale of fixed assets	108	21	99

Net cash used in investing activities	(24,876)	(23,536)	(8,846)
FINANCING ACTIVITIES
Distributions to minority investors in subsidiary limited partnerships	(7,295)	(5,651)	(5,489)
Repurchase of common stock	—	—	(5,522)
Proceeds from revolving line of credit	20,900	12,000	—
Payments on revolving line of credit	(16,500)	(5,000)	—
Payment of notes payable	(887)	(588)	(245)
Excess tax benefit from stock options exercised	128	184	105
Proceeds from exercise of stock options	495	568	125

Net cash provided by (used in) financing activities	(3,159)	1,513	(11,026)
Net increase (decrease) in cash and cash equivalents	2,137	(2,976)	(1,400)
Cash and cash equivalents — beginning of year	7,976	10,952	12,352

Cash and cash equivalents — end of year	$10,113	$7,976	$10,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$4,400	$5,481	$3,844
Interest	$484	$263	$34
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$1,507	$1,000	$878
Purchase of business — issuance of common stock	$—	$3,123	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2008, the Company owned and operated 360 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with 10 such third-party facilities under management as of December 31, 2008.

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

During 2008, the Company opened 16 new clinics, acquired 14, closed 18 and sold one. Of the 16 clinics opened, seven were new Clinic Partnership and nine were satellites of existing partnerships. Effective November 18, 2008, the Company acquired a 65% interest in an outpatient rehabilitation practice with four clinics in San Antonio, TX (“San Antonio Acquisition”), and effective June 11, 2008, the Company acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region (“Mid-Atlantic Acquisition”). In both cases, the existing partners retained a 35% interest. Effective January 1, 2008, the Company acquired a physical therapy practice located in Michigan (“Michigan Acquisition”). The Company ended December 2008 with 360 clinics.

During 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to the Company’s existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008. In October, 2008, the Company acquired a 65% interest in Rehab Management Group (“RMG”). The founders of RMG are partners of the Company in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company closed 31 unprofitable clinics of which 28 were closed in the third quarter of 2006. In addition, the Company sold one clinic in the 2006 fourth quarter. The results of operations and closure costs for these closed and sold clinics are presented in the consolidated statements of income, as “Discontinued Operations”, net of the tax benefit. The operating results of the 18 clinics in 2008 and the 12 clinics closed in 2007 were not material to the operations of the Company and therefore the operating results of those clinics were not reclassified and reported as discontinued operations.

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

Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

2.	Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $0.8 million and $1.1 million in highly liquid investments at December 31, 2008 and December 31, 2007, respectively. The Company invests excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet based on the dollars invested. The fair value of the money market funds was deemed to equal the book value utilizing significant other observable inputs (Level 2 per SFAS 157 — Fair Value Measurements).

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years and for software purchased from three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally three to five years.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2008 yielded an impairment charge of $49,000 on a clinic purchased in 1994. The evaluation of goodwill in 2007 did not result in any goodwill amounts that were deemed permanently impaired. During 2006, the Company wrote off $192,000 in goodwill related to closed clinics.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2008.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount to be recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2008 and 2007.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2008.

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

The impact of SFAS 123R lowered net income and net income per diluted share for the years ended December 31, 2008, 2007 and 2006 as follows (in thousands, except per share data):

	2008	2007	2006

After tax effect of stock option compensation expense	$543	$605	$634
Effect on diluted earnings per share	$0.05	$0.05	$0.05

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

There were no stock options granted in 2008 and 2007.

The following weighted-average assumptions were used in estimating the fair value per share of the options granted under the stock option plans and assuming no dividends for the years ended December 31, 2006:

2006

Risk-free interest rates	4.3%
Expected volatility	30.0%
Expected life (in years)	n/a
Suboptimal exercise factor	3
Exit rate post-vesting	12.5%

The Company calculates the expected volatility for stock-based awards using historical volatility adjusted for periods of excess volatility. The Company estimates the forfeiture rate for stock-based awards based on historical data. The Company used an estimated forfeiture rate of 0.4% and 4.0% in calculating the estimated compensation expense for 2007 and 2006, respectively. The expected forfeiture rate in 2008 was minimal. For the 2,000 shares granted in 2006, the grant date fair value was $6.55 per share.

As of December 31, 2008, the future pre-tax expense of nonvested stock options is $654,000 of which $600,000 is expected to be recognized in 2009 and $54,000 in 2010.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited Under previous guidance, the parent absorbed losses that would otherwise reduce the carrying amount of minority interests below zero and could subsequently recover those losses from future earnings. Upon adoption of SFAS 160, amounts previously allocated to controlling and noncontrolling interests are not adjusted restrospectively. After adoption, the noncontrolling interests will be charged for losses incurred even though the carrying amount of the noncontrolling interests is below zero. In effect, after adoption, income attributable to the noncontrolling interests will include these losses rather than allocated to the net income attributable to the Company. The Company will provide pro forma consolidated net income attributable to the Company and pro forma earnings per share as if the previous guidance on minority interest losses had continued to apply. The Company will present noncontrolling interests (currently shown as minority interest) as a component of equity on the consolidated balance sheet and minority interest expense will no longer be separately reported as a reduction to net income on the consolidated income statements.

3.	Acquisitions

Acquisition of Businesses

During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4

The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the Mid-Atlantic Acquisition was $9.5 million which consisted of $8,545,625 in cash and $950,625 in seller notes. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million which consisted of $4,605,000 in cash and $400,400 in a seller note.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in RMG. The purchase price for the 65% interest was $3.1 million which consisted of $2,985,000 in cash and a $157,100 in a seller note. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $3,781,000 may be payable as additional purchase consideration.

For the 2008 acquisitions, the Company incurred acquisition costs totaling $0.3 million. The consideration paid for each of the 2008 acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s credit facility. The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective date acquired.

The purchase prices were allocated to the fair value of the assets acquired including tradenames, non-competition agreements and referral relationships, and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill, which for the 2008 acquisitions is tax deductible. The Company is continuing the process of completing its formal valuation analysis to identify and determine the fair value of the assets acquired and liabilities assumed. The Company has 12 months from the closing date of the acquisition to finalize its valuations. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2008 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.

The purchase price allocated for the 2008 acquisitions was as follows (in thousands):

Cash paid and cost incurred, net of cash acquired	$19,237
Seller notes	1,507

Total consideration	$20,744

Estimated fair value of net tangible assets acquired:
Total current assets	$1,175
Total non-current assets	502
Total liabilities	(237)

Net tangible assets acquired	$1,440
Referral relationships	1,170
Non compete, ranging from 5 to 5 1/2 years	916
Tradename	750
Goodwill	16,468

$20,744

Total current assets primarily represent patient accounts receivable of $1.2 million. Total non current assets are fixed assets, primarily equipment, used in the practices. The value assigned to (i) referral relationships will be amortized to expense equally over the respective estimated life which ranges from six to 12 years for these acquisitions, (ii) non compete agreements will be amortized over five to five and one-half years and (iii) goodwill and tradenames will be tested at least annually for impairment.

Unaudited proforma consolidated financial information for the 2008 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The STAR Acquisition closed on September 6, 2007. The Company acquired a 70% interest with the existing partners retaining a 30% interest. The Company paid $23.3 million (inclusive of certain capitalized acquisition costs) including $19.2 million in cash, promissory notes aggregating $1.0 million and 227,618 in restricted shares of the Company’s common stock representing an aggregate of $3.1 million based on the market price of $13.72 per share. The amount of the consideration was derived through arm’s length negotiations. Funding for the STAR Acquisition was derived from $9.2 million of existing cash and $10.0 million of the proceeds from the Company’s credit agreement. The results of operations of STAR have been included in the Company’s consolidated financial statements since September 1, 2007, the effective date of the STAR Acquisition.

The purchase price was allocated to the fair value of the identifiable assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill as follows (in thousands):

Cash paid, net of cash acquired	$19,030
Seller notes	1,000
Fair value of common stock issued	3,123

Total consideration	$23,153

Estimated fair value of net tangible assets acquired:
Total current assets	$2,540
Total non-current assets	3,134
Total liabilities	(1,966)

Net tangible assets acquired	$3,708
Referral relationships	691
Non compete, 5 year	449
Tradename	2,623
Goodwill	15,682

$23,153

Total current assets primarily represent patient accounts receivable of $2.2 million. Total non current assets primarily represent fixed assets of approximately $3.1 million.

The value assigned to (i) referral relationships will be amortized to expense equally over the next 16 years, (ii) non compete agreements will be amortized over five years and (iii) goodwill and tradename will be tested at least annually for impairment.

On November 17, 2006, the Company acquired a majority interest in an eight-clinic practice located in Arizona. The Company acquired a 65% interest with the existing partner retaining a 35% interest. The Company paid $5,959,000, consisting of a three-year note payable in the amount of $877,500 and cash of $5,081,500. In addition, the Company incurred $70,000 of capitalized acquisition costs. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results with a three-year period following the acquisition. Any contingent payments made will increase goodwill.

In 2006, the Arizona acquisition resulted in approximately $5.5 million of goodwill, which is deductible for tax purposes. Other assets related to this acquisition included accounts receivable valued at $546,000, furniture and equipment valued at $78,000, prepaid rental valued at $16,000 and a non-competition agreement valued at $160,693, which is being amortized over five years. The Company also assumed certain employee benefits and other liabilities of approximately $113,000 and recorded minority interests in subsidiary limited

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partnerships of approximately $184,000. In 2007, the Company paid an additional $557,000 in contingent payments which had the effect of increasing goodwill.

Acquisitions of Minority Interests

During 2008, the Company purchased a portion of the minority interest in three partnerships and purchased the minority interest in four partnerships for an aggregate purchase price of $1.4 million. The purchases yielded $1.2 million of goodwill related to three partnerships. The remaining $0.2 million represented payment of undistributed earnings to the minority limited partners. In addition, during 2008, the Company paid $0.2 million related to contingent payments for minority interests purchased in previous years, and accrued $0.4 million for contingent payments related to 2008 results. The accrued contingent payments were paid in early 2009. The 2008 purchases of minority interest do not contain any future contingent payments. The contingent payments made and accrued had the effect of increasing goodwill.

During 2007, the Company purchased the minority interest in several limited partnerships in separate transactions for an aggregate purchase price of $544,000. The purchases yielded $512,000 of goodwill related to two of the partnerships and the remaining $32,000 represented payment of undistributed earnings to the minority limited partners.

During 2006, the Company purchased the 35% minority interest in three limited partnerships in separate transactions for an aggregate purchase price $1.1 million. Under two of the purchase agreements, the Company may be required to pay contingent consideration of up to $284,000, in aggregate, based on the achievement of a designated level of operating results within a three-year period following the acquisitions. Any contingent payments made will increase goodwill.

The Company’s minority interest purchases were accounted for as purchases and accordingly, the results of operations of the acquired minority interest percentage are included in the accompanying financial statements from the dates of purchase.

4.	Closure Costs and Discontinued Operations

During 2008, the Company closed 18 clinics and sold one. Of the 18 closed, 10 were closed in the fourth quarter. In 2007, the Company closed 12 clinics. During 2006, the Company closed 31 clinics. The operating results of these 31 locations and one location sold in the fourth quarter 2006 were reported as discontinued operations for all periods presented as required by SFAS 144. The operating results of the clinics closed or sold in 2008 and 2007 were not material to the operations of the Company and therefore the operating results of these clinics were not reclassified and reported as discontinued operations.

The following are the net revenues and pre-tax losses reported for the locations closed in 2006 (in thousands):

	2007	2006

Net revenues	$—	$2,986
Pre-tax (losses) income	$(121)	$(2,985)

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pre-tax loss noted above for the year ended December 31, 2006 included $1.9 million in costs associated with the closure of these facilities. The breakdown of the remaining charges for 2006 by major type of cost, along with charges incurred in 2008 and 2007 related to clinics closed, is as follows (in thousands):

	Dec 31, 2006			Dec 31, 2007			Dec 31, 2008
Type of Cost	Balance	Additions	Activity	Balance	Additions	Activity	Balance

Lease obligations	$829	$36	$(790)	$75	$419	$(248)	$246
Severance	—	—	—	—	13	—	13

	$829	$36	$(790)	$75	$432	$(248)	$259

In addition to lease obligations, the closure cost in 2007 includes $85,000 of additional bad debt provision for clinics closed in 2006. Lease obligations represent the future payments remaining under lease agreements adjusted for estimated early settlements. The cash flow impact of these closed clinics is deemed immaterial for the consolidated statements of cash flows.

5.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Year Ended
	December 31
	2008	2007

Beginning balance	$37,650	$20,997
Goodwill acquired during the year	18,324	16,676
Adjustment	(39)	(23)
Goodwill written-off	(49)	—

Ending balance	$55,886	$37,650

6.  Intangible Assets, net

Intangible assets, net as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007

Tradename	$3,373	$2,623
Referral relationships, net of accumulated amortization of $103 and $14, respectively	1,758	677
Non compete agreements, net of accumulated amortization of $375 and $150, respectively	1,321	630

	$6,452	$3,930

Tradenames and referral relationships are related to the businesses acquired in 2008 and 2007. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from 6 to sixteen years. Non compete agreements are amortized over the respective term of the agreements which range from five to five and one-half years.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Referral relationships	$89	$14	$—
Non compete agreements	225	97	38

	$314	$111	$38

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount

2009 -2013	$163	2009	$334
2014	$161	2010	$318
2015-2017	$140	2011	$296
2018	$103	2012	$237
2019	$75	2013	$136
2020	$67
2021-2022	$44
2023	$29

7.	Accrued Expenses

Accrued expenses as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Year Ended
	December 31
	2008	2007

Salaries and related costs	$6,498	$4,900
Credit balances due to patients and payors	1,932	1,166
Group health insurance claims	1,049	1,141
Other	2,273	1,864

Total	$11,752	$9,071

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable

Notes payable as of December 31, 2008 and 2007 consist of the following ($ in thousands):

	2008	2007

Revolving credit agreement, average interest rate of 2.98%	$11,400	$7,000
Various promissory notes payable in annual installments of an aggregate of $475 plus accrued interest through June 11, 2010, interest accrues at 5.00% per annum	950	—
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	592	1,000
Promissory note payable in annual installments of $200 plus accrued interest through November 18, 2010, interest accrues at 4.00% per annum	400	—
Promissory note payable in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrues at 7.50% per annum	293	585
Promissory note payable in annual installments of $79 plus accrued interest through October 8, 2010, interest accrues at 5.00% per annum	157	—
Promissory note paid in quarterly installments of $42 plus accrued interest through May 18, 2008	—	83
Promissory note paid in quarterly installments of $26 plus accrued interest through December 19, 2008	—	103

	13,792	8,771
Less current portion	(1,380)	(812)

	$12,412	$7,959

Effective August 27, 2007, the Company entered into the Credit Agreement with a commitment for a $30,000,000 revolving credit facility, which was increased to $50,000,000 effective June 4, 2008. The Credit Agreement has a four year term maturing on August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, capital expenditures and for other corporate purposes. Interest expense on borrowings is based on a pricing grid tied to the Company’s overall financial leverage with the applicable spread over LIBOR ranging from .5% to 1.5%. There are fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on financial leverage and the amount of funds outstanding under the agreement. As of December 31, 2008, $38,600,000 was available under the Credit Agreement and the Company was in compliance with all convenants thereunder.

In connection with the San Antonio Acquisition, the Company incurred a note payable in the amount of $400,400 payable in equal annual installments of $200,200 beginning November 18, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010.

In connection with the RMG Acquisition, the Company incurred a note payable in the amount of $157,100 payable in equal annual installments of $78,550 beginning October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010.

In connection with the Mid-Atlantic Acquisition, the Company incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments of totaling $475,312.50 beginning June 11, 2009, plus

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010.

In connection with the STAR Acquisition, the Company incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of totaling $333,333 beginning September 6, 2008, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010.

In connections with the acquisition of clinics in Arizona in 2006, the Company incurred a note payable in the amount of $877,500, payable in equal quarterly principal installments of $73,125 beginning March 1, 2007, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on November 17, 2009.

Aggregate annual payments of principal pursuant to the above notes payable required subsequent to December 31, 2008 are as follows:

During the year ended December 31, 2009	$1,380
During the year ended December 31, 2010	1,012
During the year ended December 31, 2011	11,400

$13,792

9.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Deferred tax assets:
Compensation	$892	$749
Allowance for doubtful accounts	700	641
Lease obligations — closed clinics	86	29
Deferred rent and other	143	129

Deferred tax assets	$1,821	$1,548
Deferred tax liabilities:
Depreciation and amortization	$(2,587)	$(392)

Net deferred tax (liabilities) assets	$(766)	$1,156

Amount included in:
Other current assets	$923	$783
Other assets	$—	$373
Long term liabilities	$(1,689)	$—

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008		2007		2006

U.S. tax at statutory rate	$5,750	34.8%	$4,893	34.3%	$4,547	34.3%
State income taxes, net of federal benefit	683	4.1%	577	4.0%	500	3.8%
Nondeductible expenses	89	0.5%	43	0.3%	44	0.1%
Tax exempt interest income	(17)	0.0%	(48)	(0.3)%	(34)	0.0%

	$6,505	39.4%	$5,465	38.3%	$5,057	38.2%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006

Current:
Federal	$3,693	$4,298	$4,231
State	890	826	885

Total current	4,583	5,124	5,116

Deferred:
Federal	1,592	261	(26)
State	330	80	(33)

Total deferred	1,922	341	(59)

Total income tax provision for continuing operations	$6,505	$5,465	$5,057

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

Goodwill acquired in 2008, 2007 and 2006 is tax deductible.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2008, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company’s U.S. federal returns remain open to examination for 2007 and U.S. state jurisdictions are open for periods ranging from 2003 through 2007.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2008 and 2007.

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

The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits the Company to grant to non-employee directors and employees of the Company up to 600,000 non-qualified options to purchase shares of common stock and restricted stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the Amended 1999 Option Plan are determined by the Stock Option Committee. The period within which each option will be exercisable is determined by the Stock Option Committee. The Amended 1999 Plan was approved by the shareholders of the Company at the 2008 Shareholders Meeting on May 20, 2008.

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2008, 126,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant.

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

A cumulative summary of equity plans as of December 31, 2008 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	—	25,004	2,771,008	25,004	—
1999 Plan	600,000	203,800	63,805	84,871	42,765	247,524
2003 Plan	900,000	21,000	677,500	105,800	599,500	95,700
Inducements	166,000	—	126,000	40,000	126,000	—

	5,161,000	224,800	892,309	3,001,679	793,269	343,224

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2008, 2007 and 2006 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding at December 31, 2005	1,142,084	$13.39
Granted	2,000	19.29
Exercised	(30,682)	4.05
Cancelled	(10,357)	16.87
Forfeited	(45,858)	14.59

Outstanding at December 31, 2006	1,057,187	13.58
Granted	—	—
Exercised	(75,225)	7.53
Cancelled	(32,042)	16.40
Forfeited	(3,020)	18.06

Outstanding at December 31, 2007	946,900	13.95
Granted	—	—
Exercised	(48,561)	10.15
Cancelled	(3,522)	16.48
Forfeited	(2,508)	16.56

Outstanding at December 31, 2008	892,309	14.14	5.6 Years

Exercisable at December 31, 2008	793,269	14.13	5.5 Years	$244

A summary of the status of the nonvested shares issuable pursuant to stock options as of December 31, 2008 and the changes during the year then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	Shares	Fair Value	Term	(000’s)

Nonvested at January 1, 2008	208,960	8.52	6.8 Years	—
Granted	—	—
Vested	(106,398)	8.65
Cancelled	(3,522)	9.80

Nonvested at December 31, 2008	99,040	8.33	6.0 Years	$2

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’s)

2006	30,682	$274
2007	75,225	$491
2008	48,561	$332

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2008, 2007 and 2006, respectively:

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2008	Price	Contractual Life	Exercisable	Price

1992 Plan	25,004	$4.15-$16.34	2.3 Years	25,004	$4.15-$16.34
1999 Plan	63,805	$2.81-$19.29	6.0 Years	42,765	$2.81-$18.42
2003 Plan	677,500	$12.51-$18.80	5.8 Years	599,500	$12.51-$18.80
Inducements	126,000	$12.75-$14.32	4.8 Years	126,000	$12.75-$14.32

	892,309	$2.81-$19.29	5.6 Years	793,269	$2.81-$18.80

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2007	Price	Contractual Life	Exercisable	Price

1992 Plan	44,629	$3.15-$16.34	2.2 Years	44,629	$3.15-$16.34
1999 Plan	90,771	$2.81-$19.29	6.8 Years	51,811	$2.81-$18.42
2003 Plan	677,500	$12.51-$18.80	6.8 Years	530,500	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	5.8 Years	111,000	$12.75-$14.32

	946,900	$2.81-$19.29	6.4 Years	737,940	$2.81-$18.80

	Outstanding		Weighted Average
	Options as of	Exercise	Remaining		Exercise
	December 31, 2006	Price	Contractual Life	Exercisable	Price

1992 Plan	86,629	$3.04-$16.34	2.5 Years	86,629	$3.04-$16.34
1999 Plan	103,558	$2.81-$19.29	7.5 Years	41,681	$2.81-$19.29
2003 Plan	733,000	$12.51-$18.80	7.6 Years	517,000	$12.51-$18.80
Inducements	134,000	$12.75-$14.32	6.8 Years	88,000	$12.75-$14.32

	1,057,187	$2.81-$19.29	7.0 Years	733,310	$2.81-$19.29

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2008:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$ 2.81 — $ 3.61	750	750
$ 3.62 — $ 5.41	10,379	10,379
$10.82 — $12.63	156,030	154,300
$12.64 — $14.43	541,000	458,000
$14.44 — $16.24	51,585	47,085
$16.25 — $18.04	39,450	39,450
$18.05 — $19.29	93,115	83,305

	892,309	793,269

The Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

		Weighted
		Average
Year	Number of	Fair Value
Granted	Shares	Per Share

2006	6,000	$12.27
2007	61,300	14.11
2008	157,500	14.64

	224,800	$14.43

Generally, restrictions on the stock granted to employees (97,300 of the above shares) will lapse in equal annual installments on the following five anniversaries of the date of grant. For those shares granted to directors (47,500 of the above shares), the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers (80,000 of the above shares), the restriction will lapse in equal quarterly installments during the three years following the date of grant. As of December 31, 2008, the restrictions on 53,325 of the above 224,800 shares had lapsed. For the remaining 171,475 shares, the restrictions will lapse in 2009 through 2013.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $679,000, $297,000 and $17,000, respectively, for 2008, 2007 and 2006. The remaining $2.3 million of compensation expense will be recognized in 2009 through 2013.

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

Since September 2001, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. Shares purchased are held as treasury shares and may be used for such valid corporate purposes or retired as the Board considers advisable. During the years ended December 31, 2006, 2005 and 2004, the Company purchased 404,952, 489,282 and 373,403 shares, respectively, of its common stock on the open market for $5.5 million, $8.0 million and $5.6 million, respectively. The Company did not purchase any shares of our common stock during 2008 or 2007.

13.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2008, 2007 and 2006.

14.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $15.5 million, $12.3 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2008 are as follows (in thousands):

2009	$14,275
2010	9,310
2011	5,120
2012	3,098
2013	1,494
Thereafter	916

$34,213

Employment Agreements

At December 31, 2008, the Company had outstanding employment agreements with three of its executive officers. On December 2, 2008, the employment agreements were amended to change the expiration date from December 31, 2009 to December 31, 2011. All of the agreements contained a provision for annual adjustment of salaries.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $17.8 million in 2009 and $6.0 million in the aggregate from 2010 through 2014. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

15.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands, except per share data)

	2008	2007	2006

Numerator:
Net income from continuing operations	$10,004	$8,815	$8,193
Net loss from discontinued operations	—	(77)	(1,897)

Net income	$10,004	$8,738	$6,296

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,907	11,643	11,690
Effect of dilutive securities — Stock options	148	75	41

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	12,055	11,718	11,731

Earnings per share:
Basic — income from continuing operations	$0.84	$0.76	$0.70
Basic — loss from discontinued operations	—	(0.01)	(0.16)

Total basic earnings per share	$0.84	$0.75	$0.54

Diluted — income from continuing operations	$0.83	$0.75	$0.70
Diluted — loss from discontinued operations	—	—	(0.16)

Total diluted earnings per share	$0.83	$0.75	$0.54

Options to purchase 137,600, 424,160 and 234,272 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2008
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$44,197	$46,205	$46,128	$46,409
Income before taxes, continuing operations	$3,941	$4,718	$4,166	$3,684
Net income from continuing operations	$2,385	$2,855	$2,531	$2,233
Earnings per common share:
Basic — net income from continuing operations	$0.20	$0.24	$0.21	$0.19
Diluted — net income from continuing operations	$0.20	$0.24	$0.21	$0.19
Shares used in computation:
Basic	11,852	11,874	11,918	11,985
Diluted	11,914	12,045	12,132	12,017

	2007
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues, continuing operations	$34,276	$35,171	$36,906	$43,084
Income before taxes, continuing operations	$3,013	$3,822	$3,429	$4,016
Net income from continuing operations	$1,844	$2,357	$2,132	$2,482
Discontinued operations, net of tax effect	$(15)	$(54)	$(12)	$4
Net income	$1,829	$2,303	$2,120	$2,486
Earnings per common share:
Basic — net income from continuing operations	$0.16	$0.20	$0.18	$0.21
Basic — net income	$0.16	$0.20	$0.18	$0.21
Diluted — net income from continuing operations	$0.16	$0.20	$0.18	$0.21
Diluted — net income	$0.16	$0.20	$0.18	$0.21
Shares used in computation:
Basic	11,501	11,559	11,673	11,833
Diluted	11,589	11,648	11,738	11,915

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements.  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules.  See page 66 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.14+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.15+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number		Description

10	.16+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.17+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.18+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10	.19+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.20+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.21+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].
10.22		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.23		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.24		First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries (the “Company”) referred to in our report dated March 9, 2009, which is included in the annual report to security holders and included in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas
March 9, 2009

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions		Deduction
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,184	$3,073	—	$2,982	(1)	$2,275
YEAR ENDED DECEMBER 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,567	$2,636	—	$2,019	(1)	$2,184
YEAR ENDED DECEMBER 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,621	$2,197	—	$2,251	(1)	$1,567

(1)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By: /s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By: /s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By: /s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board

By: /s/ Mark J. Brookner Mark J. Brookner	Vice Chairman of the Board

By: /s/ Bruce D. Broussard Bruce D. Broussard	Director

By: /s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director

By: /s/ Marlin W. Johnston Marlin W. Johnston	Director

By: /s/ Livingston Kosberg Livingston Kosberg	Director

By: /s/ Jerald Pullins Jerald Pullins	Director

By: /s/ Regg Swanson Regg Swanson	Director

By: /s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10	.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12		Partnership Interest Purchase Agreement between the Company and John Cascardo [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference].
10	.13+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.14+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.15+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number		Description

10	.16+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.17+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.18+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10	.19+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.20+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.21+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2008].
10.22		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.23		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.24		First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.