Form 10-Q
period 2009-03-31
U S PHYSICAL THERAPY INC /NV
filed 2009-05-11
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of May 8, 2009, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,616,233.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,081	$10,113
Patient accounts receivable, less allowance for doubtful accounts of $2,177 and $2,275, respectively	25,650	25,853
Accounts receivable — other	701	898
Other current assets	2,334	1,857

Total current assets	39,766	38,721

Fixed assets:
Furniture and equipment	32,150	30,947
Leasehold improvements	18,175	18,061

	50,325	49,008

Less accumulated depreciation and amortization	34,105	33,167

	16,220	15,841

Goodwill	55,886	55,886
Other intangible assets, net	6,327	6,452
Other assets	834	1,347

	$119,033	$118,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,280	$1,481
Accrued expenses	11,552	11,752
Current portion of notes payable	1,307	1,380

Total current liabilities	14,139	14,613
Notes payable	1,012	1,012
Revolving line of credit	12,600	11,400
Deferred rent	1,077	1,103
Other long-term liabilities	2,416	2,297

Total liabilities	31,244	30,425

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’s equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,994,455 and 14,252,053, shares issued, respectively	139	142
Additional paid-in capital	41,418	43,648
Retained earnings	72,200	69,446
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	82,129	81,608
Noncontrolling interests	5,660	6,214

Total equity	87,789	87,822

	$119,033	$118,247

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Net patient revenues	$46,664	$44,197
Management contract revenues and other revenues	1,505	1,054

Net revenues	48,169	45,251

Clinic operating costs:
Salaries and related costs	25,403	24,101
Rent, clinic supplies, contract labor and other	10,213	9,587
Provision for doubtful accounts	706	748
Closure costs	2	16

	36,324	34,452

Corporate office costs	5,388	5,062

Operating income	6,457	5,737

Interest income	3	25
Interest expense	(88)	(149)

Income from operations	6,372	5,613
Provision for income taxes	1,779	1,556

Net income including noncontrolling interests	4,593	4,057

Less: net income attributable to noncontrolling interest	(1,839)	(1,672)

Net income attributable to U. S. Physical Therapy, Inc.	$2,754	$2,385

Earnings per share:
Net income attributable to U. S. Physical Therapy, Inc. common shareholders:
Basic	$0.23	$0.20

Diluted	$0.23	$0.20

Shares used in computation:
Basic	12,020	11,852

Diluted	12,025	11,914

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income including noncontrolling interests	$4,593	$4,057
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,472	1,484
Provision for doubtful accounts	706	748
Equity-based awards compensation expense	414	339
Loss on sale or abandonment of assets	27	45
Excess tax benefit from exercise of stock options	—	(75)
Recognition of deferred rent subsidies	(117)	(96)
Deferred income tax	54	343
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(503)	(2,755)
Decrease in accounts receivable — other	197	130
Increase in other assets	(144)	(148)
Decrease in accounts payable and accrued expenses	(324)	(240)
Increase in other liabilities	58	68

Net cash provided by operating activities	6,433	3,900

INVESTING ACTIVITIES
Purchase of fixed assets	(1,562)	(928)
Purchase of businesses, net of cash acquired	—	(2,831)
Acquisitions of noncontrolling interests	—	(285)
Proceeds on sale of fixed assets	10	12

Net cash used in investing activities	(1,552)	(4,032)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(2,393)	(1,473)
Purchase and retire of common stock	(2,647)	—
Proceeds from revolving line of credit	5,700	2,800
Payments on revolving line of credit	(4,500)	—
Payment of notes payable	(73)	(114)
Excess tax benefit from stock options exercised	—	75
Proceeds from exercise of stock options	—	65

Net cash provided by (used in) financing activities	(3,913)	1,353

Net increase in cash and cash equivalents	968	1,221
Cash and cash equivalents — beginning of period	10,113	7,976

Cash and cash equivalents — end of period	$11,081	$9,197

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for :
Income taxes	$1,744	$1,518
Interest	$5	$100
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Amortization of restricted stock	—	—	244	—	—	—	244	—	244
Equity-based compensation expense	—	—	170	—	—	—	170	—	170
Purchase and retirement of treasury stock	(257)	(3)	(2,644)	—	—	—	(2,647)		(2,647)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(2,393)	(2,393)
Net income	—	—	—	2,754	—	—	2,754	1,839	4,593

Balance March 31, 2009	13,995	$139	$41,418	$72,200	(2,215)	$(31,628)	$82,129	$5,660	$87,789

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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
During the three months ended March 31, 2009, the Company opened six new clinics and closed one. Of the six clinics opened, two were new Clinic Partnerships and four were satellites of existing Clinic Partnerships. The Company ended March 2009 with 365 clinics.
The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2008.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interests, typically owned by the managing therapist, are recorded within the balance sheets and income statements as noncontrolling interests.
Wholly-Owned Facilities
For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs — salaries and related costs. The respective liability is included in current liabilities — accrued expenses on the balance sheet.

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $3.9 million and $0.8 million in highly liquid investments (money market account) included in cash and cash equivalents at March 31, 2009 and December 31, 2008, respectively. The Company invested excess cash in money market funds and reflected these amounts within cash and cash equivalents on the consolidated balance sheet based on the dollars invested. The fair value of the money market funds was deemed to equal the book value utilizing significant other observable inputs (Level 2 per SFAS 157 — Fair Value Measurements).
The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at several institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.
Long-Lived Assets
Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years and for software purchased from three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally three to five years.
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
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The Company did not record any impairment charge in the three months ended March 31, 2009 or March 31, 2008.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the Department of Health and Human Services. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-

language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. The Medicare Limit for 2008 was $1,810 and for 2009 is $1,840. Under the Medicare Improvements for Patients and Providers Act as passed July 16, 2008, the extension process remains through December 31, 2009.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will result in some lost revenues to the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2009. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2009.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense.
The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2009 and 2008.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through March 31, 2009.
Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective basis, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective basis, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value in accordance with the provisions of SFAS 123R. No stock options were granted during the three months ended March 31, 2009.
Restricted Stock
Restricted stock issued to employees is subject to continued employment and typically the transfer restrictions lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. No restricted stock was granted during the three months ended March 31, 2009. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.
Recently Adopted Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, “Business Combinations”, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies”. The Company adopted SFAS 141R effective January 1, 2009 and will comply with its accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent entity’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent entity retains its controlling financial interest. In addition, SFAS 160 requires that a parent entity recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent entity and its noncontrolling interest. The Company adopted SFAS 160 effective January 1, 2009.
In accordance with SFAS 160, the Company will no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the quarter ended March 31, 2009, no excess or shortfall was recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the nonconrolling interest partner. For the quarter ended March 31, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to the Company by $40,000, net of taxes, and reducing the net income attributable to noncontrolling interest by $66,000.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to U. S. Physical Therapy, Inc. common shareholders	$2,754	$2,385

Denominator:
Denominator for basic earnings per share - weighted-average shares	12,020	11,852
Effect of dilutive securities - Stock options	5	62

Denominator for diluted earnings per share - adjusted weighted-average shares	12,025	11,914

Earnings per share:
Net income attributable to U. S. Physical Therapy, Inc. common shareholders:
Basic	$0.23	$0.20

Diluted	$0.23	$0.20

Options to purchase 881,000 and 423,000 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.

3. ACQUISITIONS
Acquisition of Businesses
During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4
The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the Mid-Atlantic Acquisition was $9.5 million, which consisted of $8,545,625 in cash and $950,625 in seller notes. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million, which consisted of $4,605,000 in cash and $400,400 in a seller note.
In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in Rehab Management Group (“RMG”). The purchase price for the 65% interest was $3.1 million, which consisted of $2,985,000 in cash and $157,100 in a seller note. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $3,781,000 may be payable as additional purchase consideration.
For the 2008 acquisitions, the Company incurred acquisition costs totaling $0.3 million. The consideration paid for each of the 2008 acquisitions was derived through arm’s length negotiations. Funding for the cash portions was provided by the Company’s credit facility. The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective dates acquired.
4. Common Stock
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock; however, the terms of the Company’s bank credit agreement has prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit the share repurchases. The Company intends to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended March 31, 2009, the Company purchased 257,598 shares for an aggregate price of $2.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. In 2008, we formed a new venture, OsteoArthritis Centers of America (“OA Centers”). This venture will specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. The OA Centers will be de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to our existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG’s founders are our partners in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.
During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4
The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective dates acquired. There were no acquisitions during the three months ended March 31, 2009.
At March 31, 2009, we operated 365 clinics in 42 states. During the three months ended March 31, 2009, we opened six new clinics and closed one. The average age of our clinics at March 31, 2009 was 6.4 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 11 third-party facilities under management as of March 31, 2009.
In December 2007, the FASB issued SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent entity’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent entity retains its controlling financial interest. In addition, SFAS 160 requires that a parent entity recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent entity and its noncontrolling interest. We adopted SFAS 160 effective January 1, 2009.
In accordance with SFAS 160, we will no longer record an intangible asset when the purchase price of a non controlling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the quarter ended March 31, 2009, there was no excess or shortfall recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the nonconrolling interest partner. For the quarter ended March 31, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to our common shareholders by $40,000, net of tax, and reducing the net income attributable to noncontrolling interest by $66,000.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31,
	2009	2008
Number of clinics, at the end of period	365	351
Working days	63	64
Average visits per day per clinic	20.3	20.3
Total patient visits	462,958	454,482

Net patient revenue per visit	$100.80	$97.25
Statement of operations per visit:
Net revenues	$104.05	$99.57
Salaries and related costs	54.87	53.03
Rent, clinic supplies, contract labor and other	22.06	21.09
Provision for doubtful accounts	1.53	1.65
Closure costs	—	0.04

Contribution from clinics	25.59	23.76
Corporate office costs	11.64	11.14

Operating income	$13.95	$12.62

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
•	Net revenues increased to $48.2 million for the three months ended March 31, 2009 (“2009 First Quarter”) from $45.3 million for the three months ended March 31, 2008 (“2008 First Quarter”) due to a 1.9% increase in patient visits from 455,000 to 463,000 and a $3.55 increase from $97.25 to $100.80 in net patient revenue per visit. The 2009 First Quarter included 63 days while the 2008 First Quarter included 64 days. The 2009 figures include the results of the Mid-Atlantic Acquisition, RMG and San Antonio Acquisition for the entire 2009 First Quarter . These acquisitions were consummated in June 2008, October 2008 and November 2008, respectively.

•	Net income attributable to our common shareholders for the 2009 First Quarter was $2.8 million versus $2.4 million for the same period last year. Net income was $0.23 per diluted share for the 2009 First Quarter as compared to $0.20 per diluted share for the 2008 First Quarter. Total diluted shares were 12.0 million for the 2009 First Quarter and 11.9 million for the 2008 First Quarter.
Net Patient Revenues
•	Net patient revenues increased to $46.7 million for the 2009 First Quarter from $44.2 million for the 2008 First Quarter, an increase of $2.5 million, or 5.6%, due to a 1.9% increase in patient visits to 463,000 and an increase of $3.55 in net patient revenues per visit to $100.80 from $97.25.

•	Total patient visits increased 8,500, or 1.9%, to 463,000 for the 2009 First Quarter from 455,000 for the 2008 First Quarter. The growth in visits was attributable to an increase of 39,000 visits in clinics opened or acquired between April 1, 2008 and March 31, 2009 (“New Clinics”) offset by a decrease of 30,500 for clinics opened or acquired prior to April 1, 2008 (“Mature Clinics”).

•	The $2.5 million net patient revenues increase for the 2009 First Quarter included $3.7 million from New Clinics offset by a decrease of $1.2 million from Mature Clinics.
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

Management Contract and Other Revenues
Management contract and other revenues increased by $451,000 from $1,054,000 to $1,505,000 due to inclusion of revenues from RMG.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 75.4% for the 2009 First Quarter and 76.1% for the 2008 First Quarter.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $25.4 million for the 2009 First Quarter from $24.1 million for the 2008 First Quarter, an increase of $1.3 million, or 5.4%. The $1.3 million increase included costs of $2.0 million incurred at the New Clinics offset by a $0.7 million reduction in costs at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.7% for the 2009 First Quarter and 53.3% for the 2008 First Quarter.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $10.2 million for the 2009 First Quarter from $9.6 million for the 2008 First Quarter, an increase of $0.6 million, or 6.5%. The $0.6 million increase included $1.0 million incurred at the New Clinics offset by a $0.4 million reduction at the Mature Clinics. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.2% for both the 2009 First Quarter and the 2008 First Quarter.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for both the 2009 First Quarter and the 2008 First Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.5% for the 2009 First Quarter and 1.7% for the 2008 First Quarter. Our allowance for bad debts as a percentage of total patient accounts receivable was 7.8% at March 31, 2009, as compared to 8.1% at December 31, 2008. Our days sales outstanding decreased to 48 days at March 31, 2009 compared to 57 days and 51 days at March 31, 2008 and December 31, 2008, respectively.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.4 million, or 11.2% of net revenues, for the 2009 First Quarter and $5.1 million, or 11.2% of net revenues for the 2008 First Quarter.
Interest expense
Interest expense decreased to $88,000 for the 2009 First Quarter from $149,000 for the 2008 First Quarter primarily due to a decrease in the average rate on the borrowings under our revolving credit facility. At March 31, 2009, $12.6 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $1.8 million for the 2009 First Quarter from $1.6 million for the 2008 First Quarter. During the 2009 First Quarter, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.2% versus 39.5% for the 2008 First Quarter.
Noncontrolling interests
Net income attributable to noncontrolling interests was $1.8 million for the 2009 First Quarter and $1.7 million for the 2008 First Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs remained at 15.5% for the 2009 and 2008 First Quarters.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2009, we had $11.1 million in cash and cash equivalents compared to $10.1 million at December 31, 2008, an increase of 9.6%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, clinic closure costs accrued, future clinic development and investments through at least March 2010. Significant acquisitions would likely require financing under our existing revolving credit facility. Included in cash and cash equivalents at March 31, 2009 was $3.9 million deposited in a money market fund. As of the date of this report, there are no cash and cash equivalents in a money market fund.
The increase in cash and cash equivalents of $1.0 million from December 31, 2008 to March 31, 2009 was due primarily to $6.4 million provided by operations and $1.2 million net proceeds from our revolving credit facility. Major uses of cash included: purchase of fixed assets ($1.6 million), distributions to noncontrolling interest partners ($2.4 million) and purchases of our common stock ($2.6 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 in its common stock subject to compliance with certain covenants as detailed in the amendment including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used to finance acquisitions, working capital, purchase our common stock, capital expenditures and for other corporate purposes. There were fees under the Credit Agreement including a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the agreement. On March 31, 2009, the outstanding balance on the revolving credit facility was $12.6 million leaving $37.4 million in availability and we were in compliance with all of the covenants thereunder.
Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and making additional acquisitions in selected markets. We have from time to time purchased the noncontrollinginterests in our Clinic Partnerships. We may purchase additional noncontrolling interests in the future. Generally, any acquisition or purchase of noncontrolling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
In connection with the San Antonio Acquisition in 2008, we incurred a note payable in the amount of $400,400 payable in equal annual installments totaling $200,200 beginning November 18, 2009 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities.
In connection with the RMG Acquisition in 2008, we incurred a note payable in the amount of $157,100 payable in equal annual installments totaling $78,550 beginning October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. The purchase agreement also provides for possible contingent consideration of up to

$3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition.
In connection with the Mid-Atlantic Acquisition in 2008, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312 beginning June 11, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one month to five years for the operating facilities.
In connection with the acquisition of STAR in 2007, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333, with the first payment due September 6, 2008, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.
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
Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a noncontrolling interest partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s interest at a predetermined multiple of earnings before interest and taxes.
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of the Company’s bank credit agreement has prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock. In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases. We intend to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended March 31, 2009, we purchased 257,598 shares for an aggregate price of $2.6 million.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of March 31, 2009, we had 365 clinics in operation. During 2009, we expect to incur initial operating losses from new clinics opened in late 2008 and during 2009. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.

Current Economic Conditions
The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict. As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impact on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.
For example:
• patients visits may decline due to higher levels of unemployment or reduced discretionary spending;
• the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables; or
• our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business, including for acquisitions.
FORWARD LOOKING STATEMENTS
We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general deteriorating economic conditions in the U.S and globally;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-down or write-off of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at March 31, 2009, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $126,000.
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
(b) Changes in Internal Control
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended March 31, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs (1)
January 1, 2009 through January 31, 2009	—	$—	—	49,963
February 1, 2009 through February 28, 2009	—	$—	—	49,963
March 1, 2009 through March 31, 2009	257,598	$10.28	257,598	992,365

Total	257,598	$10.28	257,598	992,365

(1)	In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock; however, the terms of the Company’s bank credit agreement has prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit the share repurchases. The Company intends to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended March 31, 2009, the Company purchased 257,598 shares for an aggregate price of $2.6 million.
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION
10.1	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on
Form 8-K filed with the SEC on March 18, 2009].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: May 11, 2009	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.1	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent. [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on
Form 8-K filed with the SEC on March 18, 2009].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith