Form 10-Q
period 2009-06-30
U S PHYSICAL THERAPY INC /NV
filed 2009-08-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-11151
U.S. PHYSICAL THERAPY, INC.
(NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0364866 (I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300,	77042
HOUSTON, TEXAS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)
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
☐ Yes     ☑ No
As of August 6, 2009, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,541,481.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$10,439	$10,113
Patient accounts receivable, less allowance for doubtful accounts of $2,062 and $2,275, respectively	23,696	25,853
Accounts receivable — other	707	898
Other current assets	2,103	1,857

Total current assets	36,945	38,721

Fixed assets:
Furniture and equipment	32,121	30,947
Leasehold improvements	18,581	18,061

	50,702	49,008
Less accumulated depreciation and amortization	35,131	33,167

	15,571	15,841
Goodwill	56,097	55,886
Other intangible assets, net	6,203	6,452
Other assets	849	1,347

	$115,665	$118,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,090	$1,481
Accrued expenses	10,810	11,752
Current portion of notes payable	1,234	1,380

Total current liabilities	13,134	14,613
Notes payable	537	1,012
Revolving line of credit	10,600	11,400
Deferred rent	1,161	1,103
Other long-term liabilities	1,672	2,297

Total liabilities	27,104	30,425

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’s equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,756,218 and 14,252,053, shares issued, respectively	137	142
Additional paid-in capital	38,865	43,648
Retained earnings	75,822	69,446
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	83,196	81,608
Noncontrolling interests	5,365	6,214

Total equity	88,561	87,822

	$115,665	$118,247

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net patient revenues	$50,291	$46,205	$96,955	$90,402
Management contract revenues and other revenues	1,496	1,184	3,001	2,238

Net revenues	51,787	47,389	99,956	92,640

Clinic operating costs:
Salaries and related costs	26,430	24,821	51,833	48,922
Rent, clinic supplies, contract labor and other	9,735	9,754	19,948	19,341
Provision for doubtful accounts	869	735	1,575	1,483
Closure costs	32	88	34	104

	37,066	35,398	73,390	69,850

Corporate office costs	6,234	5,431	11,622	10,493

Operating income	8,487	6,560	14,944	12,297

Interest and other income	2	249	5	274
Interest expense	(113)	(114)	(201)	(263)

Income from operations	8,376	6,695	14,748	12,308
Provision for income taxes	2,342	1,863	4,121	3,419

Net income including noncontrolling interests	6,034	4,832	10,627	8,889

Less: net income attributable to noncontrolling interest	(2,412)	(1,977)	(4,251)	(3,649)

Net income attributable to U. S. Physical Therapy, Inc	$3,622	$2,855	$6,376	$5,240

Earnings per share attributable to U. S. Physical Therapy, Inc. common shareholders:
Basic	$0.31	$0.24	$0.54	$0.44

Diluted	$0.31	$0.24	$0.54	$0.44

Shares used in computation:
Basic	11,615	11,874	11,816	11,863

Diluted	11,653	12,045	11,822	11,997

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net income including noncontrolling interests	$10,627	$8,889
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,947	2,904
Provision for doubtful accounts	1,575	1,483
Equity-based awards compensation expense	798	760
Loss on sale or abandonment of assets	31	113
Excess tax benefit from exercise of stock options	—	(78)
Recognition of deferred rent subsidies	(238)	(218)
Deferred income tax	62	407
Changes in operating assets and liabilities:
Decrease (increase) in patient accounts receivable	505	(3,437)
Decrease in accounts receivable — other	191	230
Decrease (increase) in other assets	109	(1,187)
Decrease in accounts payable and accrued expenses	(1,390)	(92)
(Decrease) increase in other liabilities	(526)	185

Net cash provided by operating activities	14,691	9,959

INVESTING ACTIVITIES
Purchase of fixed assets	(2,290)	(2,097)
Purchase of businesses, net of cash acquired	—	(11,444)
Acquisitions of noncontrolling interests	—	(657)
Proceeds on sale of fixed assets	32	83

Net cash used in investing activities	(2,258)	(14,115)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(5,100)	(3,389)
Purchase and retire of common stock	(5,586)	—
Proceeds from revolving line of credit	10,950	12,300
Payments on revolving line of credit	(11,750)	(4,500)
Payment of notes payable	(621)	(329)
Excess tax benefit from stock options exercised	—	78
Proceeds from exercise of stock options	—	93

Net cash provided by (used in) financing activities	(12,107)	4,253

Net increase in cash and cash equivalents	326	97
Cash and cash equivalents — beginning of period	10,113	7,976

Cash and cash equivalents — end of period	$10,439	$8,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,072	$3,464
Interest	$95	$204
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$—	$951
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders'	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Issuance of restricted stock	29	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—	—
Amortization of restricted stock	—	—	459	—	—	—	459	—	459
Equity-based compensation expense	—	—	339	—	—	—	339	—	339
Purchase and retirement of treasury stock	(518)	(5)	(5,581)	—	—	—	(5,586)	—	(5,586)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(5,100)	(5,100)
Net income	—	—	—	6,376	—	—	6,376	4,251	10,627

Balance June 30, 2009	13,756	$137	$38,865	$75,822	(2,215)	$(31,628)	$83,196	$5,365	$88,561

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).
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
During the three months ended June 30, 2009, the Company opened three new clinics and closed two. Of the three clinics opened, two were new Clinic Partnerships and one was a satellite of an existing Clinic Partnership. During the six months ended June 30, 2009, the Company opened nine new clinics and closed three. Of the nine clinics opened, four were new Clinic Partnerships and five were satellites of existing Clinic Partnerships. The Company ended June 2009 with 366 clinics.
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
The impact of subsequent events on these interim consolidated financial statements has been evaluated through the timing of filing of this Quarterly Report on Form 10-Q on August 6, 2009.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2008.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as noncontrolling interests.
Wholly-Owned Facilities
For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs — salaries and related costs. The respective liability is included in current liabilities — accrued expenses on the balance sheet.

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $0.8 million in highly liquid investments (money market account) included in cash and cash equivalents at December 31, 2008. The Company invested excess cash in money market funds and reflected these amounts within cash and cash equivalents on the consolidated balance sheet based on the dollars invested. The fair value of the money market funds was deemed to equal the book value utilizing significant other observable inputs (Level 2 per SFAS 157 — Fair Value Measurements). There were no cash equivalents held at June 30, 2009.
The Company maintains its cash at financial institutions. The combined account balances at several institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.
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
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The Company did not record any impairment charge in the six months ended June 30, 2009 or June 30, 2008.
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
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2009. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2009.

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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2009 and 2008.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the credit agreement.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through June 30, 2009.
Stock Options
Effective January 1, 2006, the Company adopted Statement No. 123R, “Shared-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was applied on the modified prospective basis. Under the modified prospective basis, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective basis, compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value in accordance with the provisions of SFAS 123R. No stock options were granted during the six months ended June 30, 2009.

Restricted Stock
Restricted stock issued to employees is subject to continued employment and typically the transfer restrictions lapse in equal installments on the following five anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. During the six months ended June 30, 2009, 29,000 shares of restricted stock were granted of which 24,000 had a fair value on the date of grant of $13.05 per share and 5,000 shares had a fair value of $14.18. The value of the 24,000 shares will be expensed from May 19, 2009 through March 31, 2010. The value of the 5,000 shares will be expensed over 5 years beginning June 1, 2009. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.
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
In accordance with SFAS 160, the Company will no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the six months ended June 30, 2009, no excess or shortfall was recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For the quarter and six months ended June 30, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to the Company by $26,000 and $66,000, respectively, net of taxes, and reducing the net income attributable to noncontrolling interest by $43,000 and $109,000, respectively.
In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 amends the requirements in FASB 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosure about fair value instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company will disclose the fair value of financial instruments under FSP 107-1/APB 28-1 if they are not already carried at fair value.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. SFAS 165 was effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Company has reflected the recognition and disclosure requirements of SFAS 165 in this Form 10-Q.

2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to U. S. Physical Therapy, Inc. common shareholders	$3,622	$2,855	$6,376	$5,240

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,615	11,874	11,816	11,863
Effect of dilutive securities — Stock options	38	171	6	134

Denominator for diluted earnings per share — adjusted weighted-average shares	11,653	12,045	11,822	11,997

Earnings per share attributable to U. S. Physical Therapy, Inc. common shareholders:
Basic	$0.31	$0.24	$0.54	$0.44

Diluted	$0.31	$0.24	$0.54	$0.44

Options to purchase 718,000 and 118,000 shares for the three months ended June 30, 2009 and 2008, respectively, and 874,000 and 149,000 shares for the six months ended June 30, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
3. ACQUISITIONS
Acquisition of Businesses
During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4
The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the Mid-Atlantic Acquisition was $9.5 million, which consisted of $8,545,625 in cash and $950,625 in seller notes, of which the first installments in an aggregate amount of $475,313 was paid in June 2009. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. No additional consideration was earned based on the operating results of the first year. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million, which consisted of $4,605,000 in cash and $400,400 in a seller note.
In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in Rehab Management Group (“RMG”) in October 2008. The purchase price for the 65% interest was $3.1 million, which consisted of $2,985,000 in cash and $157,100 in a seller note. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $3,781,000 may be payable as additional purchase consideration.
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

4. Goodwill
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months
Ended
June 30,
2009
Beginning balance	$55,886
Goodwill additions during the period	211

Ending balance	$56,097

In June 2009, the Company accrued $134,000 related to an earn-out due on the purchase of the noncontrolling interest of a limited partner in July 2007. The payment is scheduled to be made in August 2009. In addition, in June 2009, the Company adjusted goodwill in the amount of $77,000 for resolution of contingencies related to an acquisition made in 2008.
5. Common Stock
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under those programs.
In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended June 30, 2009, the Company purchased 260,737 shares for an aggregate price of $2.9 million. During the six months ended June 30, 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. In 2008, we formed a new venture, OsteoArthritis Centers of America (“OA Centers”). This venture will specialize in the outpatient, non-surgical treatment of osteoarthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services will be delivered by specially trained physicians and physical therapists. To date, two OA Centers have been opened. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG’s founders are our partners in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs.

During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4
The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective dates acquired. There were no acquisitions during the six months ended June 30, 2009.
At June 30, 2009, we operated 366 clinics in 42 states. During the three months ended June 30, 2009, we opened three new clinics and closed two. During the six months ended June 30, 2009, we opened nine new clinics and closed three. The average age of our clinics at June 30, 2009 was 6.5 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 11 third-party facilities under management as of June 30, 2009.
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
In accordance with SFAS 160, we will no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the six months ended June 30, 2009, there was no excess or shortfall recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For the quarter and six months ended June 30, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to our common shareholders by $26,000 and $66,000, respectively, net of taxes, and reducing the net income attributable to noncontrolling interest by $43,000 and $109,000, respectively.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of clinics, at the end of period	366	364	366	364
Working days	64	64	127	128
Average visits per day per clinic	20.8	20.8	20.6	20.6
Total patient visits	487,292	470,829	950,250	925,311

Net patient revenue per visit	$103.21	$98.14	$102.03	$97.70
Statement of operations per visit:
Net revenues	$106.28	$100.65	$105.19	$100.12
Salaries and related costs	54.24	52.72	54.55	52.87
Rent, clinic supplies, contract labor and other	19.98	20.71	20.99	20.91
Provision for doubtful accounts	1.78	1.56	1.66	1.60
Closure costs	0.07	0.19	0.03	0.11

Contribution from clinics	30.21	25.47	27.96	24.63
Corporate office costs	12.79	11.54	12.23	11.34

Operating income	$17.42	$13.93	$15.73	$13.29

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
•	Net revenues increased to $51.8 million for the three months ended June 30, 2009 (“2009 Second Quarter”) from $47.4 million for the three months ended June 30, 2008 (“2008 Second Quarter”) due to a 3.5% increase in patient visits from 471,000 to 487,000 and a $5.07 increase from $98.14 to $103.21 in net patient revenue per visit. The 2009 figures include the results of the Mid-Atlantic Acquisition, RMG and San Antonio Acquisition for the entire 2009 Second Quarter. These acquisitions were consummated in June 2008, October 2008 and November 2008, respectively. Our net patient revenue per visit has increased due our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with certain payors.

•	Net income attributable to our common shareholders for the 2009 Second Quarter was $3.6 million versus $2.9 million for the 2008 Second Quarter. Net income was $0.31 per diluted share for the 2009 Second Quarter as compared to $0.24 per diluted share for the 2008 Second Quarter. Total diluted shares were 11.7 million for the 2009 Second Quarter and 12.0 million for the 2008 Second Quarter. During the six months ended June 30, 2009, we purchased 518,335 shares of our common stock. See “Liquidity and Capital Resources” discussion below.
Net Patient Revenues
•	Net patient revenues increased to $50.3 million for the 2009 Second Quarter from $46.2 million for the 2008 Second Quarter, an increase of $4.1 million, or 8.8%, due to a 3.5% increase in patient visits to 487,000 and an increase of $5.07 in net patient revenues per visit to $103.21 from $98.14.

•	The growth in patient visits was attributable to an increase of 23,000 visits in clinics opened or acquired between July 1, 2008 and June 30, 2009 (“New Clinics”) offset by a decrease of 7,000 for clinics opened or acquired prior to July 1, 2008 (“Mature Clinics”).

•	The $4.1 million net patient revenues increase for the 2009 Second Quarter included $2.7 million from New Clinics and $1.8 million from clinics opened or acquired in the first six months of 2008, primarily due to the Mid-Atlantic Acquisition, offset by a decrease of $0.4 million from clinics opened or acquired prior to January 1, 2008. Since the Mid-Atlantic Acquisition occurred on June 11, 2008, the 2008 results from this acquisition include 14 operating days whereas the 2009 results include the entire quarter.

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
Management Contract and Other Revenues
Management contract and other revenues increased by $312,000 from $1,184,000 to $1,496,000 due to the inclusion of revenues from RMG, which was acquired in October 2008.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 71.6% for the 2009 Second Quarter and 74.7% for the 2008 Second Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $26.4 million for the 2009 Second Quarter from $24.8 million for the 2008 Second Quarter, an increase of $1.6 million, or 6.5%. The $1.6 million increase included costs of $1.1 million attributable to the New Clinics. The remaining increase was due to higher costs of $0.5 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 51.0% for the 2009 Second Quarter and 52.4% for the 2008 Second Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other decreased slightly to $9.7 million for the 2009 Second Quarter from $9.8 million for the 2008 Second Quarter, a decrease of $0.1 million, or 0.2%. The $9.7 million included $0.6 million incurred at the New Clinics. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.7 million due to cost containment efforts. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 18.8% for the 2009 Second Quarter and 20.6% for the 2008 Second Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.9 million for the 2009 Second Quarter and $0.7 million for the 2008 Second Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 1.7% for the 2009 Second Quarter and 1.6% for the 2008 Second Quarter. Our allowance for bad debts as a percentage of total patient accounts receivable was 8.0% at June 30, 2009, as compared to 8.1% at December 31, 2008. Our days sales outstanding was reduced to 45 days at June 30, 2009 compared to 57 days at June 30, 2008 and 51 days at December 31, 2008.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.2 million, or 12.0% of net revenues, for the 2009 Second Quarter and $5.4 million, or 11.5% of net revenues for the 2008 Second Quarter. This increase of $0.8 million is primarily due to increased costs in salary and benefits (overall increase in salaries and incentive compensation and additional personnel).
Interest and other income
Other income for the 2008 Second Quarter includes a pre-tax gain of $193,000 from the sale of a 49% interest in two of our Texas partnerships.
Interest expense
Interest expense remained relatively the same for both quarters. At June 30, 2009, $10.6 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.

Provision for Income Taxes
The provision for income taxes increased to $2.3 million for the 2009 Second Quarter from $1.9 million for the 2008 Second Quarter. During the 2009 Second Quarter, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.3% versus 39.5% for the 2008 Second Quarter.
Noncontrolling interests
Net income attributable to noncontrolling interests was $2.4 million for the 2009 Second Quarter and $2.0 million for the 2008 Second Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 16.4% for the 2009 Second Quarter and 16.5% for the 2008 Second Quarter.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
•	Net revenues increased to $100.0 million for the six months ended June 30, 2009 (“2009 Six Months”) from $92.6 million for the six months ended June 30, 2008 (“2008 Six Months”) due to a 2.7% increase in patient visits from 925,000 to 950,000 and a $4.33 increase from $97.70 to $102.03 in net patient revenue per visit. The 2009 figures include the results of the Mid-Atlantic Acquisition, RMG and San Antonio Acquisition for the entire 2009 Second Quarter. These acquisitions were consummated in June 2008, October 2008 and November 2008, respectively. Our net patient revenue per visit has increased due our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with certain payors.

•	Net income attributable to our common shareholders for the 2009 Six Months was $6.4 million versus $5.2 million for the 2008 Six Months. Net income was $0.54 per diluted share for the 2009 Six Months as compared to $0.44 per diluted share for the 2008 Six Months. Total diluted shares were 11.8 million for the 2009 Six Months and 12.0 million for the 2008 Six Months. During the six months ended June 30, 2009, we purchased 518,335 shares of our common stock. See “Liquidity and Capital Resources” discussion below.
Net Patient Revenues
•	Net patient revenues increased to $97.0 million for the 2009 Six Months from $90.4 million for the 2008 Six Months, an increase of $6.6 million, or 7.2%, due to a 2.7% increase in patient visits to 950,000 and an increase of $4.33 in net patient revenues per visit to $102.03 from $97.70.

•	The growth in patient visits was attributable to an increase of 40,000 visits in New Clinics offset by a decrease of 15,000 for Mature Clinics.

•	The $6.6 million net patient revenues increase for the 2009 Six Months included $4.6 million from New Clinics and $3.8 million from clinics opened or acquired in the first six months of 2008, primarily due to the Mid-Atlantic Acquisition, offset by a decrease of $1.8 million from clinics opened or acquired prior to January 1, 2008. Since the Mid-Atlantic Acquisition occurred on June 11, 2008, the 2008 results from this acquisition include 14 operating days whereas the 2009 results are for the entire six month period.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $763,000 from $2,238,000 to $3,001,000 due to the inclusion of revenues from RMG, which was acquired in October 2008.

Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 73.4% for the 2009 Six Months and 75.4% for the 2008 Six Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $51.8 million for the 2009 Six Months from $48.9 million for the 2008 Six Months, an increase of $2.9 million, or 6.0%; however, salaries and related costs as a percentage of net revenues decreased to 51.9% for the 2009 Six Months from 52.8% for the 2008 Six Months. The $2.9 million increase included costs of $1.9 million attributable to the New Clinics. The remaining increase was due to higher costs of $1.0 million at the Mature Clinics.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $19.9 million for the 2009 Six Months from $19.3 million for the 2008 Six Months, an increase of $0.6 million, or 3.1%; however, rent, clinic supplies, contract labor and other as a percentage of net revenues decreased to 20.0% for the 2009 Six Months from 20.9% for the 2008 Six Months. The $0.6 million increase included $1.2 million incurred at the New Clinics offset by a decrease of $0.6 million for Mature Clinics.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.6 million for the 2009 Six Months and $1.5 million for the 2008 Six Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.6% for both the 2009 Six Months and the 2008 Six Months. Our allowance for bad debts as a percentage of total patient accounts receivable was 8.0% at June 30, 2009, as compared to 8.1% at December 31, 2008. Our days sales outstanding was reduced to 45 days at June 30, 2009 compared to 57 days at June 30, 2008 and 51 days at December 31, 2008.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $11.6 million, or 11.6% of net revenues, for the 2009 Six Months and $10.5 million, or 11.3% of net revenues, for the 2008 Six Months. This increase of $1.1 million is primarily due to increased costs in salary and benefits (overall increase in salaries and incentive compensation and additional personnel).
Interest and other income
Other income for the 2008 Six Months includes a pre-tax gain of $193,000 from the sale of a 49% interest in two of our Texas partnerships.
Interest expense
Interest expense decreased to $201,000 for the 2009 Six Months from $263,000 for the 2008 Six Months due to lower borrowing costs and decreased average borrowings. At June 30, 2009, $10.6 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $4.1 million for the 2009 Six Months from $3.4 million for the 2008 Six Months. During the 2009 Six Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.3% versus 39.5% for the 2008 Six Months.
Noncontrolling interests
Net income attributable to noncontrolling interests was $4.3 million for the 2009 Six Months and $3.6 million for the 2008 Six Months. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 16.0% for both the 2009 Six Months and the 2008 Six Months.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2009, we had $10.4 million in cash compared to cash and cash equivalents of $10.1 million at December 31, 2008, an increase of 3.2%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, clinic closure costs accrued, future clinic development and investments through at least June 2010. Significant acquisitions would likely require financing under our existing revolving credit facility.
The increase in cash and cash equivalents of $0.3 million from December 31, 2008 to June 30, 2009 was due primarily to $14.7 million provided by operations. Major uses of cash included: purchase of fixed assets ($2.3 million), distributions to noncontrolling interest partners ($5.1 million), purchases of our common stock ($5.6 million), net reduction on our revolving credit facility ($0.8 million) and payments on seller notes ($0.6 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of our common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2009, the outstanding balance on the revolving credit facility was $10.6 million leaving $39.4 million in availability and we were in compliance with all of the covenants thereunder.
Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions in selected markets. We have from time to time purchased the noncontrolling interests in our Clinic Partnerships. We may purchase additional noncontrolling interests in the future. Generally, any acquisition or purchase of noncontrolling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
In connection with the San Antonio Acquisition in 2008, we incurred a note payable in the amount of $400,400 payable in equal annual installments totaling $200,200 beginning November 18, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities.
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

In connection with the Mid-Atlantic Acquisition in 2008, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312, plus any accrued and unpaid interest, which began June 11, 2009. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of the first year. In addition, we assumed leases with remaining terms ranging from one month to five years for the operating facilities.
In connection with the acquisition of STAR in 2007, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333, plus any accrued and unpaid interest, with the first payment due September 6, 2008. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.
In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable in the amount of $877,500 payable in equal quarterly principal installments of $73,125, plus any accrued and unpaid interest, which began March 1, 2007. Interest accrues at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on the third anniversary of the note, November 17, 2009. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007. In December 2007, we paid $557,000 of additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was added to goodwill.
Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a noncontrolling interest partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s interest at a predetermined multiple of earnings before interest and taxes.
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended June 30, 2009, we purchased 260,737 shares for an aggregate price of $2.9 million. During the six months ended June 30, 2009, we purchased 518,335 shares for an aggregate price of $5.6 million.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of June 30, 2009, we had 366 clinics in operation. During 2009, we expect to incur initial operating losses from new clinics opened in late 2008 and during 2009. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.

Current Economic Conditions
The current economic recession may have material adverse impacts on our business and financial condition that we cannot predict. Financial markets have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility, severely diminished liquidity and credit availability, difficulty for many companies to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. Unemployment has risen while business and consumer confidence has declined. A prolonged U. S. recession could materially adversely affect our business and financial condition.
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
FORWARD LOOKING STATEMENTS
We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general economic conditions;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive and/or economic conditions in our markets which may require us to close certain clinics and thereby incur closure costs and losses including the possible write-down or write-off of goodwill;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at June 30, 2009, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $106,000.
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
(b) Changes in Internal Control
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended June 30, 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs (1)

April 1, 2009 through April 30, 2009	163,485	$9.93	163,485	828,880
May 1, 2009 through May 31, 2009	47,052	$13.53	47,052	781,828
June 1, 2009 through June 30, 2009	50,200	$13.55	50,200	731,628

Total	260,737	$11.27	260,737	731,628

(1)	In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock. In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended June 30, 2009, the Company purchased 260,737 shares for an aggregate price of $2.9 million. During the six months ended June 30, 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s annual meeting of shareholders was held on May 19, 2009. At the meeting, 11 directors were elected by a vote of holders of the Company’s Common Shares, par value of $.01 per share, as described in the Company’s proxy statement. With respect to the election of directors, (a) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, (b) there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and (c) all of such nominees were elected.
The election of such directors and the results of those votes were as follows:

		Votes
Nominees	Votes For	Withheld
Daniel C. Arnold	10,909,949	189,687
Christopher J. Reading	10,930,117	169,519
Lawrance W. McAfee	10,546,327	553,309
Mark J. Brookner	10,546,184	553,452
Bruce D. Broussard	10,924,703	174,933
Bernard A. Harris, Jr.	10,957,198	142,438
Marlin W. Johnston	10,921,675	177,961
J. Livingston Kosberg	10,192,183	907,453
Jerald L. Pullins	10,957,059	142,577
Regg E. Swanson	10,940,047	159,589
Clayton K. Trier	10,922,909	176,727
Also, the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2009 was ratified at the meeting with the following votes:

	Votes	Votes
Votes For	Against	Abstaining
11,069,653	2,160	27,823
ITEM 6. EXHIBITS.

EXHIBIT
NO.	DESCRIPTION
10.1	USPH 2009 Executive Bonus Plan [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009].
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 6, 2009	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

EXHIBIT
NO.	DESCRIPTION
10.1	USPH 2009 Executive Bonus Plan [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009].
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith