Form 10-Q
period 2009-09-30
U S PHYSICAL THERAPY INC /NV
filed 2009-11-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
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
☐ Yes     ☑ No
As of November 5, 2009, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,615,233.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$9,326	$10,113
Patient accounts receivable, less allowance for doubtful accounts of $1,976 and $2,275, respectively	23,715	25,853
Accounts receivable — other	706	898
Other current assets	2,260	1,857

Total current assets	36,007	38,721

Fixed assets:
Furniture and equipment	32,207	30,947
Leasehold improvements	19,209	18,061

	51,416	49,008
Less accumulated depreciation and amortization	36,314	33,167

	15,102	15,841
Goodwill	56,069	55,886
Other intangible assets, net	6,079	6,452
Other assets	855	1,347

	$114,112	$118,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,211	$1,481
Accrued expenses	13,479	11,752
Current portion of notes payable	1,086	1,380

Total current liabilities	15,776	14,613
Notes payable	280	1,012
Revolving line of credit	3,400	11,400
Deferred rent	1,097	1,103
Other long-term liabilities	1,698	2,297

Total liabilities	22,251	30,425

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’s equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,829,970 and 14,252,053 shares issued, respectively	138	142
Additional paid-in capital	39,380	43,648
Retained earnings	78,923	69,446
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	86,813	81,608
Noncontrolling interests	5,048	6,214

Total equity	91,861	87,822

	$114,112	$118,247

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net patient revenues	$49,578	$46,128	$146,533	$136,530
Management contract revenues and other revenues	1,459	1,104	4,460	3,342

Net revenues	51,037	47,232	150,993	139,872

Clinic operating costs:
Salaries and related costs	26,823	25,661	78,656	74,583
Rent, clinic supplies, contract labor and other	10,179	10,174	30,490	29,515
Provision for doubtful accounts	1,001	747	2,576	2,230
Closure costs	49	42	83	146

Total clinic operating costs	38,052	36,624	111,805	106,474

Corporate office costs	5,790	4,677	17,049	15,170

Operating income	7,195	5,931	22,139	18,228

Interest and other income (expense)	2	(24)	7	250
Interest expense	(93)	(158)	(294)	(421)

Income from operations	7,104	5,749	21,852	18,057
Provision for income taxes	1,964	1,635	6,085	5,054

Net income including noncontrolling interests	5,140	4,114	15,767	13,003

Less: net income attributable to noncontrolling interests	(2,039)	(1,583)	(6,290)	(5,232)

Net income attributable to common shareholders	$3,101	$2,531	$9,477	$7,771

Earnings per share attributable to common shareholders:
Basic	$0.27	$0.21	$0.81	$0.65

Diluted	$0.26	$0.21	$0.80	$0.65

Shares used in computation:
Basic	11,570	11,918	11,734	11,881

Diluted	11,748	12,132	11,781	12,043

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES
Net income including noncontrolling interests	$15,767	$13,003
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,439	4,446
Provision for doubtful accounts	2,576	2,230
Equity-based awards compensation expense	1,213	1,157
Loss on sale or abandonment of assets	103	164
Excess tax benefit from exercise of stock options	(44)	(128)
Recognition of deferred rent subsidies	(362)	(323)
Deferred income tax	190	299
Write-off of goodwill	—	88
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(513)	(2,557)
Decrease in accounts receivable — other	192	278
Increase in other assets	(32)	(641)
Increase in accounts payable and accrued expenses	1,534	2,520
(Decrease) increase in other liabilities	(546)	236

Net cash provided by operating activities	24,517	20,772

INVESTING ACTIVITIES
Purchase of fixed assets	(3,282)	(3,173)
Purchase of businesses, net of cash acquired	—	(11,547)
Acquisitions of noncontrolling interests	(135)	(1,396)
Proceeds on sale of fixed assets	53	98

Net cash used in investing activities	(3,364)	(16,018)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(7,429)	(5,237)
Purchase and retire of common stock	(5,586)	—
Proceeds from revolving line of credit	17,450	12,300
Payments on revolving line of credit	(25,450)	(10,500)
Payment of notes payable	(1,026)	(763)
Excess tax benefit from stock options exercised	44	128
Proceeds from exercise of stock options	57	495

Net cash used in financing activities	(21,940)	(3,577)

Net (decrease) increase in cash and cash equivalents	(787)	1,177
Cash and cash equivalents — beginning of period	10,113	7,976

Cash and cash equivalents — end of period	$9,326	$9,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,946	$4,272
Interest	$268	$402
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$—	$951
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Issuance of restricted stock	92	1	—	—	—	—	1	—	1
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	706	—	—	—	706	—	706
Compensation expense — stock options	—	—	507	—	—	—	507	—	507
Purchase and retirement of treasury stock	(518)	(5)	(5,581)	—	—	—	(5,586)	—	(5,586)
Proceeds from exercise of stock options	11	—	56	—	—	—	56	—	56
Excess tax benefit of exercise of stock options	—	—	44	—	—	—	44	—	44
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(7,456)	(7,456)
Net income	—	—	—	9,477	—	—	9,477	6,290	15,767

Balance September 30, 2009	13,830	$138	$39,380	$78,923	(2,215)	$(31,628)	$86,813	$5,048	$91,861

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
During the three months ended September 30, 2009, the Company opened five new clinics and closed four. Of the five clinics opened, one was a new Clinic Partnership and four were satellites of existing Clinic Partnerships. During the nine months ended September 30, 2009, the Company opened 14 new clinics and closed seven. Of the 14 clinics opened, five were new Clinic Partnerships and nine were satellites of existing Clinic Partnerships. The Company ended September 2009 with 367 clinics.
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
The impact of subsequent events on these interim consolidated financial statements has been evaluated through the timing of filing of this Quarterly Report on Form 10-Q on November 6, 2009.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2008.
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

Significant Accounting Policies
Cash Equivalents
The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $0.8 million in highly liquid investments (money market account) included in cash and cash equivalents at December 31, 2008. The Company invested excess cash in money market funds and reflected these amounts within cash and cash equivalents on the consolidated balance sheet based on the dollars invested. The fair value of the money market funds was deemed to equal the book value utilizing significant other observable inputs (Level 2 as defined in current guidance). There were no cash equivalents held at September 30, 2009.
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
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate. The Company performed the annual impairment test during the quarter ended September 30, 2009 and such evaluation did not yield any impairment charges. The Company did not record any impairment charge in the nine months ended September 30, 2009. The evaluation of goodwill in the third quarter of 2008 yielded an impairment charge of $49,000 on a clinic purchased in 1994.
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
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2009. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues and hence our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2009.

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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2009 and 2008.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through September 30, 2009.
Stock Options
The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the nine months ended September 30, 2009.

Restricted Stock
Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively, typically the transfer restrictions for shares granted to employees lapse in equal installments on the following five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. During the nine months ended September 30, 2009, 92,000 shares of restricted stock were granted of which 63,000 had a fair value on the date of grant of $15.56 per share; 24,000 had a fair value on the date of grant of $13.05 per share; and 5,000 shares had a fair value of $14.18. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.
Recently Adopted Pronouncements
In December 2007, the FASB issued guidance which applies to all transactions and other events in which one entity obtains control over one or more other businesses. Under this current guidance, upon initially obtaining control of another entity, the Company recognizes the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. Further, this current guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under previous guidance. Under this current guidance, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria under current guidance. Effective January 1, 2009, the Company began complying with this current guidance for its accounting treatment for business combinations on a prospective basis.
In December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent entity’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance clarifies that changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent entity retains its controlling financial interest. In addition, this guidance requires that a parent entity recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent entity and its noncontrolling interest. Effective January 1, 2009, the Company adopted the new accounting and reporting standards for noncontrolling interest.
In accordance with this guidance related to noncontrolling interest, the Company will no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the nine months ended September 30, 2009, no excess or shortfall was recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For the quarter and nine months ended September 30, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to the Company by $45,000 and $111,000, respectively, net of taxes, and reducing the net income attributable to noncontrolling interest by $74,000 and $183,000, respectively.
In April 2009, the FASB issued guidance requiring public companies to provide disclosure about fair value instruments for interim reporting periods as well as in annual financial statements. This guidance requires those disclosures in summarized financial information at interim reporting periods. The Company will disclose the fair value of financial instruments if they are not already carried at fair value.

In May 2009, the FASB issued guidance requiring a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements. This guidance was effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Company has reflected the recognition and disclosure requirements in this Form 10-Q.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to common shareholders	$3,101	$2,531	$9,477	$7,771

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,570	11,918	11,734	11,881
Effect of dilutive securities — Stock options	178	214	47	162

Denominator for diluted earnings per share — adjusted weighted-average shares	11,748	12,132	11,781	12,043

Earnings per share attributable to common shareholders:
Basic	$0.27	$0.21	$0.81	$0.65

Diluted	$0.26	$0.21	$0.80	$0.65

Options to purchase 177,000 and 93,000 shares for the three months ended September 30, 2009 and 2008, respectively, and 688,000 and 133,000 shares for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
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
The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the Mid-Atlantic Acquisition was $9.5 million, which consisted of $8,545,625 in cash and $950,625 in seller notes, of which the first installments in an aggregate amount of $475,313 were paid in June 2009. If the Mid-Atlantic practice achieves certain levels of operating results within the next three years, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. No additional consideration was earned based on the operating results of the first year. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million, which consisted of $4,605,000 in cash and $400,400 in a seller note.

In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in Rehab Management Group (“RMG”) in October 2008. The purchase price for the 65% interest was $3.1 million, which consisted of $2,985,000 in cash and $157,100 in a seller note. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $3,781,000 may be payable as additional purchase consideration. The Company anticipates that a portion of the additional consideration will be paid in the fourth quarter of 2009. The amount to be paid will be determined after a review and analysis of the operating results for the period, which ends on October 31, 2009.
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
4. Goodwill
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months
Ended
September 30,
2009
Beginning balance	$55,886
Goodwill additions during the period	183

Ending balance	$56,069

In August 2009, the Company paid $135,000 related to an earn-out due on the purchase of the noncontrolling interest of a limited partner in July 2007. In addition, during the nine months ended September 2009, the Company adjusted goodwill in the amount of $48,000, net, for resolution of contingencies related to acquisitions made in 2008.
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
In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended September 30, 2009, the Company did not purchase any shares. During the nine months ended September 30, 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. In 2008, we formed a new venture, OsteoArthritis Centers of America (“OA Centers”) which specializes in the outpatient, non-surgical treatment of osteoarthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. Two OA Centers have been opened. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG’s founders are our partners in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs.

During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4
The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective dates acquired. There were no acquisitions during the nine months ended September 30, 2009.
At September 30, 2009, we operated 367 clinics in 42 states. During the three months ended September 30, 2009, we opened five new clinics and closed four. During the nine months ended September 30, 2009, we opened 14 new clinics and closed seven. The average age of our clinics at September 30, 2009 was 6.8 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 12 third-party facilities under management as of September 30, 2009. During the quarter ended September 30, 2009, we added one new management contract.
In December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent entity’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. This guidance clarified that changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent entity retains its controlling financial interest. In addition, this guidance required that a parent entity recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent entity and its noncontrolling interest. We adopted this guidance effective January 1, 2009.
In accordance with this guidance, we will no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the nine months ended September 30, 2009, there was no excess or shortfall recognized. Additionally, operating losses will be allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For the quarter and nine months ended September 30, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to our common shareholders by $45,000 and $111,000, respectively, net of taxes, and reducing the net income attributable to noncontrolling interest by $74,000 and $183,000, respectively.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of clinics, at the end of period	367	364	367	364
Working days	64	64	191	192
Average visits per day per clinic	20.4	20.2	20.5	20.5
Total patient visits	479,385	470,155	1,429,635	1,395,466

Net patient revenue per visit	$103.42	$98.11	$102.50	$97.84
Statement of operations per visit:
Net revenues	$106.46	$100.46	$105.62	$100.23
Salaries and related costs	55.95	54.58	55.02	53.44
Rent, clinic supplies, contract labor and other	21.23	21.64	21.32	21.15
Provision for doubtful accounts	2.09	1.59	1.80	1.60
Closure costs	0.10	0.09	0.06	0.11

Contribution from clinics	27.09	22.56	27.42	23.93
Corporate office costs	12.08	9.94	11.93	10.87

Operating income	$15.01	$12.62	$15.49	$13.06

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
•	Net revenues increased to $51.0 million for the three months ended September 30, 2009 (“2009 Third Quarter”) from $47.2 million for the three months ended September 30, 2008 (“2008 Third Quarter”) due to a 2.0% increase in patient visits from 470,000 to 479,000 and a $5.31 increase from $98.11 to $103.42 in net patient revenue per visit. The 2009 net revenue figure includes the results of RMG and the San Antonio Acquisition for the entire 2009 Third Quarter. These acquisitions were consummated in October 2008 and November 2008, respectively. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with certain payors.

•	Net income attributable to our common shareholders for the 2009 Third Quarter was $3.1 million versus $2.5 million for the 2008 Third Quarter. Net income was $0.26 per diluted share for the 2009 Third Quarter as compared to $0.21 per diluted share for the 2008 Third Quarter. Total diluted shares were 11.7 million for the 2009 Third Quarter and 12.1 million for the 2008 Third Quarter. During the nine months ended September 30, 2009, we purchased 518,335 shares of our common stock. See “Liquidity and Capital Resources” below.
Net Patient Revenues
•	Net patient revenues increased to $49.6 million for the 2009 Third Quarter from $46.1 million for the 2008 Third Quarter, an increase of $3.5 million, or 7.5%, due to a 2.0% increase in patient visits to 479,000 and an increase of $5.31 in net patient revenues per visit to $103.42 from $98.11.

•	The growth in patient visits was attributable to an increase of 20,000 visits in clinics opened or acquired between October 1, 2008 and September 30, 2009 (“New Clinics”) offset by a decrease of 11,000 for clinics opened or acquired prior to October 1, 2008 (“Mature Clinics”).

•	The $3.5 million net patient revenues increase for the 2009 Third Quarter included $2.0 million from New Clinics, primarily due to the San Antonio Acquisition, $0.6 million from clinics opened or acquired in the first nine months of 2008, and $0.9 million from clinics opened or acquired prior to January 1, 2008.

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
Management Contract and Other Revenues
Management contract and other revenues increased by $355,000 from $1,104,000 to $1,459,000 due to the inclusion of revenues from RMG, which was acquired in October 2008.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 74.6% for the 2009 Third Quarter and 77.5% for the 2008 Third Quarter.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $26.8 million for the 2009 Third Quarter from $25.7 million for the 2008 Third Quarter, an increase of $1.1 million, or 4.5%. The $1.1 million increase included costs of $1.0 million attributable to the New Clinics. The remaining increase was due to slightly higher costs of $0.1 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.6% for the 2009 Third Quarter and 54.3% for the 2008 Third Quarter.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other remained at $10.2 million for both quarters. Of the $10.2 million for the 2009 Third Quarter, $0.6 million was incurred at the New Clinics. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.6 million due to cost containment efforts. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2009 Third Quarter and 21.5% for the 2008 Third Quarter.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.0 million for the 2009 Third Quarter and $0.7 million for the 2008 Third Quarter. The provision for doubtful accounts as a percentage of net patient revenues was 2.0% for the 2009 Third Quarter and 1.6% for the 2008 Third Quarter. Our allowance for bad debts as a percentage of total patient accounts receivable was 7.7% at September 30, 2009, as compared to 8.1% at December 31, 2008. Our days sales outstanding was reduced to 45 days at September 30, 2009 compared to 54 days at September 30, 2008 and 51 days at December 31, 2008.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.8 million, or 11.3% of net revenues, for the 2009 Third Quarter and $4.7 million, or 9.9% of net revenues for the 2008 Third Quarter. This increase of $1.1 million is primarily due to increased accrual for incentive compensation.
Interest expense
Interest expense was $93,000 for the 2009 Third Quarter and $158,000 for the 2008 Third Quarter which was a decrease of $65,000, or 41.1%, due to a reduction in interest rates and a decrease in average borrowings outstanding during the period in 2009 versus 2008. At September 30, 2009, $3.4 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.

Provision for Income Taxes
The provision for income taxes increased to $2.0 million for the 2009 Third Quarter from $1.6 million for the 2008 Third Quarter. During the 2009 Third Quarter, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 38.8% versus 39.2% for the 2008 Third Quarter.
Noncontrolling interests
Net income attributable to noncontrolling interests was $2.0 million for the 2009 Third Quarter and $1.6 million for the 2008 Third Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 15.7% for the 2009 Third Quarter and 14.9% for the 2008 Third Quarter.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
•	Net revenues increased to $151.0 million for the nine months ended September 30, 2009 (“2009 Nine Months”) from $139.9 million for the nine months ended September 30, 2008 (“2008 Nine Months”) due to a 2.4% increase in patient visits from 1,395,000 to 1,430,000 and a $4.66 increase from $97.84 to $102.50 in net patient revenue per visit. The 2009 figures include the results of the Mid-Atlantic Acquisition, RMG and San Antonio Acquisitions for the entire 2009 Nine Months. These acquisitions were consummated in September 2008, October 2008 and November 2008, respectively. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with certain payors.

•	Net income attributable to our common shareholders for the 2009 Nine Months was $9.5 million versus $7.8 million for the 2008 Nine Months. Net income was $0.80 per diluted share for the 2009 Nine Months as compared to $0.65 per diluted share for the 2008 Nine Months. Total diluted shares were 11.8 million for the 2009 Nine Months and 12.0 million for the 2008 Nine Months. During the nine months ended September 30, 2009, we purchased 518,335 shares of our common stock. See “Liquidity and Capital Resources” below.
Net Patient Revenues
•	Net patient revenues increased to $146.5 million for the 2009 Nine Months from $136.5 million for the 2008 Nine Months, an increase of $10.0 million, or 7.3%, due to a 2.4% increase in patient visits to 1,430,000 and an increase of $4.66 in net patient revenues per visit to $102.50 from $97.84.

•	The growth in patient visits was attributable to an increase of 50,000 visits in New Clinics offset by a decrease of 15,000 for Mature Clinics.

•	The $10.0 million net patient revenues increase for the 2009 Nine Months included $5.3 million from New Clinics, primarily due to the San Antonio Acquisition, and $5.6 million from clinics opened or acquired in the first nine months of 2008, primarily due to the Mid-Atlantic Acquisition, offset by a decrease of $0.9 million from clinics opened or acquired prior to January 1, 2008. Since the Mid-Atlantic Acquisition was consummated on September 11, 2008, the 2008 results from this acquisition include 78 operating days whereas the 2009 results are for the entire nine month period.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $1.1 million from $3,342,000 to $4,460,000 due to the inclusion of revenues from RMG, which was acquired in October 2008.

Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 74.0% for the 2009 Nine Months and 76.1% for the 2008 Nine Months.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $78.7 million for the 2009 Nine Months from $74.6 million for the 2008 Nine Months, an increase of $4.1 million, or 5.5%; however, salaries and related costs as a percentage of net revenues decreased to 52.1% for the 2009 Nine Months from 53.3% for the 2008 Nine Months. The $4.1 million increase included costs of $2.3 million attributable to the New Clinics. The remaining increase was due to higher costs of $1.8 million at the Mature Clinics.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other increased to $30.5 million for the 2009 Nine Months from $29.5 million for the 2008 Nine Months, an increase of $1.0 million, or 3.3%; however, rent, clinic supplies, contract labor and other as a percentage of net revenues decreased to 20.2% for the 2009 Nine Months from 21.1% for the 2008 Nine Months. The $1.0 million increase included $1.6 million incurred at the New Clinics offset by a decrease of $0.6 million for Mature Clinics.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $2.6 million for the 2009 Nine Months and $2.2 million for the 2008 Nine Months. The provision for doubtful accounts as a percentage of net patient revenues was 1.8% for the 2009 Nine Months and 1.6% for the 2008 Nine Months. Our allowance for bad debts as a percentage of total patient accounts receivable was 7.7% at September 30, 2009, as compared to 8.1% at December 31, 2008. Our days sales outstanding was reduced to 45 days at September 30, 2009 compared to 54 days at September 30, 2008 and 51 days at December 31, 2008.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $17.0 million, or 11.3% of net revenues, for the 2009 Nine Months and $15.2 million, or 10.8% of net revenues, for the 2008 Nine Months. This increase of $1.8 million is primarily due to increased accrual for incentive compensation.
Interest and other income
Other income for the 2008 Nine Months includes a pre-tax gain of $193,000 from the sale of a 49% interest in two of our Texas partnerships.
Interest expense
Interest expense decreased to $294,000 for the 2009 Nine Months from $421,000 for the 2008 Nine Months due to lower borrowing costs and decreased average borrowings. At September 30, 2009, $3.4 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $6.1 million for the 2009 Nine Months from $5.1 million for the 2008 Nine Months. During the 2009 Nine Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.1% versus 39.4% for the 2008 Nine Months.
Noncontrolling interests
Net income attributable to noncontrolling interests was $6.3 million for the 2009 Nine Months and $5.2 million for the 2008 Nine Months. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 15.9% for the 2009 Nine Months and 15.6% for the 2008 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2009, we had $9.3 million in cash compared to cash and cash equivalents of $10.1 million at December 31, 2008, a decrease of 7.8%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, clinic closure costs accrued, future clinic development and investments through at least September 2010. Significant acquisitions would likely require financing under our existing revolving credit facility.
The decrease in cash and cash equivalents of $0.8 million from December 31, 2008 to September 30, 2009 was due primarily to $24.5 million provided by operations offset by major uses of cash which included: purchase of fixed assets ($3.3 million), distributions to noncontrolling interest partners ($7.4 million), purchases of our common stock ($5.6 million), net reduction on our revolving credit facility ($8.0 million) and payments on seller notes ($1.0 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of our common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2009, the outstanding balance on the revolving credit facility was $3.4 million leaving $46.6 million in availability and we were in compliance with all of the covenants thereunder.
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
We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for at least 120 days.
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
In connection with the RMG acquisition in 2008, we incurred a note payable in the amount of $157,100 payable in equal annual installments totaling $78,550 beginning October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. We anticipate paying additional consideration for this acquisition in the fourth quarter of 2009. The amount to be paid will be determined after a review and analysis of the operating results for the earnout period, which ends on October 31, 2009.

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
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended September 30, 2009, we did not purchase any shares. During the nine months ended September 30, 2009, we purchased 518,335 shares for an aggregate price of $5.6 million.
FACTORS AFFECTING FUTURE RESULTS
Clinic Development
As of September 30, 2009, we had 367 clinics in operation. During 2009, we expect to incur initial operating losses from new clinics opened in late 2008 and during 2009. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.

Current Economic Conditions
The current economic environment may have material adverse impacts on our business and financial condition that we cannot predict. During 2009, financial markets have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility, severely diminished liquidity and credit availability, difficulty for many companies to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. Unemployment has risen while business and consumer confidence has declined. The economic environment could materially adversely affect our business and financial condition.
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
FORWARD LOOKING STATEMENTS
We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general economic conditions;

•	general economic, business, and regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including governmental agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at September 30, 2009, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $34,000.
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
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors.
The risk factor presented below updates and replaces a risk factor disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and should be considered in addition to the risk factors disclosed in that Annual Report. There have been no other material changes to the Company’s risk factors as set forth in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     We may incur closure costs and losses.
     The competitive, economic or reimbursement conditions in our markets in which we operate may require us to reorganize or to close certain clinics. In the event a clinic is reorganized or closed, we may incur losses and closure costs. The closure costs and losses include, but are not limited to, lease obligations, severance, and write-down or write-off of goodwill and other intangible assets.
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

U.S. PHYSICAL THERAPY, INC.
Date: November 6, 2009	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
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