Form 10-K
period 2009-12-31
U S PHYSICAL THERAPY INC /NV
filed 2010-03-12
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2009 was $101,713,463 based on the closing sale price reported on the Nasdaq Global Select Market for the registrant’s common stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2010, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,614,133.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	revenue and earnings expectations;

•	general economic conditions;

•	regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We also operate two clinics which specialize in the outpatient, non-surgical treatment of osteo arthritis degeneration joint disease and other musculoskeletal conditions. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

At December 31, 2009, we operated 368 outpatient physical and occupational therapy clinics in 43 states. There were 266 clinics operated under Clinic Partnerships and 102 were operated as Wholly-Owned Facilities. Our strategy is to develop outpatient clinics on a national basis. The average age of the 368 clinics in operation at December 31, 2009 was 6.9 years. Of the 368 clinics, we developed 287 and acquired 81. During 2009, we opened 18 new clinics and closed 10. Our highest concentration of clinics are in the following states — Texas, Tennessee, Michigan, Oklahoma, Wisconsin, Florida, Virginia, Indiana, Maine, Maryland and Arizona. In addition to our 368 clinics, at December 31, 2009, we also managed 13 physical therapy practices for third parties, including physicians.

We continue to seek to attract physical and occupational therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. Of the 18 clinics opened in 2009, seven were new Clinic Partnerships and 11 were satellites of existing partnerships. In 2010, we intend to continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs. In addition, we will evaluate acquisition opportunities.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. Historically, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2009, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 50% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships, the managing therapist of each clinic owns the remaining limited partnership interest in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum interest of 35%.

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

The following table shows our payor mix for the years ended:

	December 31, 2009		December 31, 2008		December 31, 2007
Payor	Visits	Percentage	Visits	Percentage	Visits	Percentage

Managed Care Program	624,799	32.9%	638,022	34.2%	519,493	33.4%
Commercial Health
Insurance	474,905	25.0%	468,779	25.1%	404,980	26.1%
Medicare/Medicaid	466,269	24.5%	414,553	22.2%	343,155	22.1%
Workers’ Compensation
Insurance	265,610	14.0%	279,847	15.0%	232,723	15.0%
Other	67,540	3.6%	64,586	3.5%	53,213	3.4%

Total	1,899,123	100.0%	1,865,787	100.0%	1,553,564	100.0%

Our business depends to a significant extent on our relationships with commercial health insurers, health maintenance organizations, preferred provider organizations and workers’ compensation insurers. In some geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans to obtain payments. Failure to obtain or maintain these approvals would adversely affect financial results.

During the year ended December 31, 2009, approximately 24% of our visits were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. However, we cannot assure you that newly developed clinics will be successful in becoming certified as Medicare providers.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the Medicare Improvements for Patients and Providers Act (“MIPPA”) as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extends the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the limit for 2010 is $1,860. Our clinics are among the therapy providers that have been holding claims for services furnished on or after January 1, 2010, for patients who exceeded the cap but qualified for an exception under previous law. We are in the process of submitting those claims.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, the Medicare Cap may have resulted in some lost revenues to the Company.

Medicare regulations require that a physician or non-physician practitioner certify the need for skilled therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

Medicaid has not been a material payor for us, constituting less than 1% of historical revenue.

REGULATION AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services and those who provide them. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). Only one of the states in which we currently operate requires a certificate of need for the operation of our physical therapy business functions. Our therapists and/or clinics, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

Regulations Controlling Fraud and Abuse.  Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. § 1320a-7b[b]) (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements to which the Company is a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse Law, which may be more restrictive than the federal Fraud and Abuse Law.

In 1991, the Office of the Inspector General (“OIG”) of the HHS issued the first of its regulations describing compensation financial arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny under a “facts and circumstances” test.

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

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical and occupational therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA.  In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIT and HER systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. We believe that our operations fully comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH will have on our business.

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

COMPETITION

The healthcare industry including the physical and occupational therapy businesses are highly competitive. The physical and occupational therapy businesses are highly fragmented with no company having as much as six percent of the market share nationally. We believe that our Company ranks third nationally in outpatient rehabilitation providers.

Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete, directly or indirectly, with the physical and occupational therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition as consolidation of the therapy industry continues.

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

We have issued an Ethics and Compliance Manual, created a compliance DVD/video, hand-outs and an on-line testing program. These tools were prepared to ensure that each clinic as well as every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees.  Our Compliance Committee, appointed by the Board, consists of four independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, especially the CO and other compliance and legal personnel. The CO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

Each clinic certified as a Medicare Rehabilitation Agency has a formally appointed governing body composed of a member of management of the Company and the director/administrator of the clinic. The governing body retains legal responsibility for the overall conduct of the clinic. The members confer regularly and discuss, among other issues, clinic compliance with applicable laws and regulations. In addition, there are Professional Advisory Committees which serve as Infection Control Committees. These committees meet in the facilities and function as advisors.

During 2009, the Company has in place a Risk Management Committee consisting of the CO, the Corporate in-house Legal Counsel and the Corporate Vice President of Human Resources. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

Reporting Violations.  In order to facilitate our employees’ ability to report in confidence, anonymously and without retaliation any perceived improper work-related activities, accounting irregularities and other violations of our compliance program, we have set up an independent national compliance hotline. The compliance hotline is available to receive confidential reports of wrongdoing Monday through Friday (excluding holidays), 24 hours a day. The compliance hotline is staffed by experienced third party professionals trained to utilize utmost care and discretion in handling sensitive issues and confidential information. The information received is documented and forwarded timely to the CO, who, together with the Compliance Committee, has the power and resources to investigate and resolve matters of improper conduct.

Educating Our Employees.  We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible to conduct the initial training sessions on compliance with existing employees. Training is based on our Ethics and Compliance Manual, inclusive of HIPAA information, and our compliance DVD/video. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

When a clinic opens, the CO sends a package of compliance materials containing manuals and detailed instructions for meeting Medicare Conditions of Participation Standards and other compliance requirements. During follow up telephone training with the director/administrator of the clinic, the CO explains various details regarding requirements and compliance standards. The CO and the compliance staff will remain in contact with the director/administrator while the clinic is implementing compliance standards and will provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance, including guidance to the clinic staff with regard to Medicare certifications, state survey requirements and responses to any inquiries from regulatory agencies.

Monitoring and Auditing Clinic Operational Compliance.  Our Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Each clinic is audited at least once every 18 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is given to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator receives a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

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

EMPLOYEES

At December 31, 2009, we employed 2,132 people, of which 1,741were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

Risks related to our business and operations

The uncertain economic conditions and the historically high unemployment rate may have material adverse impacts on our business and financial condition that we currently cannot predict.

Unemployment in the United States has remained high while business and consumer confidence is relatively low. Although it is difficult to predict with any degree of certainty the impact on our business, these factors could materially and adversely affect our business and financial condition.

For example:

•	patients visits may decline due to higher levels of unemployment or reduced discretionary spending;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our receivables; or

•	our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for acquisitions.

We depend upon reimbursement by third-party payors.

Substantially all of our revenues are derived from private and governmental third-party payors. In 2009, approximately 80% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 20% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount, except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the DRA, which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. . Under the MIPPA, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extends the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the limit for 2010 is $1,860. Our clinics are among the therapy providers that have been holding claims for services furnished on or after January 1, 2010, for patients who exceeded the cap but qualified for an exception under previous law. We are in the process of submitting those claims.

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

We have a significant number of clinics in states that normally experience snow and ice during the winter months. Also, a significant number of our clinics are located in states along the Gulf Coast and Atlantic Coast which are subject to periodic winter storms, hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our net operating revenues.

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

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible to predict. That impact may be material to our business, financial condition or results of operations.

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

We may incur closure costs and losses.

The competitive, economic or reimbursement conditions in our markets in which we operate may require us to reorganize or to close certain clinics. In the event a clinic is reorganized or closed, we may incur losses and closure costs. The closure costs and losses may include, but are not limited to, lease obligations, severance, and write-down or write-off of goodwill and other intangible assets.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2009, our stock price ranged from a low of $6.71 per share (on March 5, 2009) to a high of $17.42 per share (on July 31, 2009). Factors, such as announcements concerning changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, the availability of capital, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

At December 31, 2009, we had reserved approximately 900,000 shares of common stock for issuance under outstanding options. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

Provisions in our articles of incorporation and bylaws could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders.

Certain provisions of our articles of incorporation and bylaws may delay, discourage, prevent or render more difficult an attempt to obtain control of our company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include the charter authorization of “blank check” preferred stock and a restriction on the ability of stockholders to call a special meeting.

Item 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinics locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,500 to 3,000 square feet.

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in June 2015. We currently occupy approximately 37,537 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, we do not believe the impact of existing lawsuits or other proceedings will have a material impact on our business, financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 11, 2010, there were 65 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2009		2008
Quarter	High	Low	High	Low

First	$14.05	$6.71	$14.70	$12.84
Second	15.24	9.32	18.21	14.41
Third	17.42	13.52	21.00	15.60
Fourth	17.30	13.46	18.31	9.00

Since inception, we have not declared or paid cash dividends or made distributions on our equity securities, and we do not presently anticipate that we will pay cash dividends or make distributions. We are currently restricted from paying dividends on our common stock by our bank credit facility.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2004 through December 31, 2009. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2009 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return
For the Year Ended December 31, 2009

	12/04	12/05	12/06	12/07	12/08	12/09
U. S. Physical Therapy, Inc.	100	120	79	93	86	110
The Nasdaq Stock Market United States Index	100	102	112	122	59	84
The Nasdaq Stock Market Healthcare Index	100	137	137	179	131	173

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7. Effective for 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which established new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically as it relates to the information below, this guidance requires the amount of net income attributable to a noncontrolling interest to be included in consolidated net income on the face of the income statement. The historical information presented has been classified to conform with the current guidance. During 2006, the Company closed 31 unprofitable clinics and sold one. In accordance with current accounting literature, for all periods presented, the results of operations and closure costs for these closed clinics and the results of operations for the clinic sold in the fourth quarter of 2006 are presented in the consolidated statements of net income, as “Discontinued Operations”, net of the tax benefit. The closure costs and operating results for clinics closed or sold in other years were deemed immaterial and therefore not reported as discontinued operations.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share data)

Net revenues	$201,409	$187,686	$151,686	$135,194	$126,256
Income from continuing operations including noncontrolling interests, net of tax	$19,974	$17,089	$14,542	$13,840	$15,117
Discontinued operations, net of tax	$—	$—	$(77)	$(1,897)	$(387)
Net income including noncontrolling interests	$19,974	$17,089	$14,465	$11,943	$14,730
Net income attributable to common shareholders	$11,767	$10,004	$8,738	$6,296	$8,791
Per common share
Net income from continuing operations attributable to common shareholders:
Basic	$1.01	$0.84	$0.76	$0.70	$0.77
Diluted	$1.00	$0.83	$0.75	$0.70	$0.76
Net income attributable to common shareholders:
Basic	$1.01	$0.84	$0.75	$0.54	$0.74
Diluted	$1.00	$0.83	$0.75	$0.54	$0.73

	On December 31,
	2009	2008	2007	2006	2005
	($ in thousands)

Total assets	$111,429	$118,247	$96,252	$71,457	$66,519
Long-term debt, less current portion	$400	$12,412	$7,959	$797	$483
Working capital	$18,255	$24,108	$24,595	$26,811	$29,737
Current ratio	2.24	2.65	3.15	3.92	5.18
Total long-term debt to total
capitalization	—	0.15	0.11	0.01	0.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical and/or occupational therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. The first OA Center opened in June 2008. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”) which provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs.

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

At December 31, 2009, we operated 368 clinics in 43 states. The average age of our clinics at December 31, 2009, was 6.9 years. Of the 368 clinics, we developed 287 of the clinics and acquired 81. In 2009, we developed 18 clinics and closed 10.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 13 third-party facilities under management as of December 31, 2009.

In December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this guidance requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent entity’s equity. The amount of net income attributable to a noncontrolling interest is included in consolidated net income on the face of the income statement. This guidance clarified that changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent entity retains its controlling financial interest. In addition, this guidance required that a parent entity recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent entity and its noncontrolling interest. We adopted this guidance effective January 1, 2009. In accordance with this guidance, we no longer record an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of purchase. Any excess or shortfall will be recognized as an adjustment to additional-paid-in-capital. During the year ended December 31, 2009, additional-paid-in-capital was adjusted for $2.1 million, net, related to purchases of noncontrolling interests in excess of book value. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to our common shareholders by $137,000, net of taxes, and reducing the net income attributable to noncontrolling interest by $225,000.

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

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2009. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $528,000 for the year ended December 31, 2009. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2009, 2008 and 2007 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2009	2008

Gross accounts receivable	$52,763	$57,281
Less contractual allowances	28,633	29,153

Subtotal — accounts receivable	24,130	28,128
Less allowance for doubtful accounts	1,830	2,275

Net patient accounts receivable	$22,300	$25,853

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2009			December 31, 2008
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/ Commercial Plans	$8,861	$1,848	$10,709	$9,815	$2,519	$12,334
Medicare/Medicaid	4,293	1,476	5,769	4,498	1,853	6,351
Workers Compensation*	3,705	624	4,329	4,129	923	5,052
Self-pay	613	680	1,293	504	784	1,288
Other**	1,113	917	2,030	1,812	1,291	3,103

Totals	$18,585	$5,545	$24,130	$20,758	$7,370	$28,128

*	Workers’ compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

The Company does not believe that it has any significant uncertain tax positions at December 31, 2009, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2009 and 2008.

Carrying Value of Long-Lived Assets.  Our property and equipment, intangible assets and goodwill (collectively, our “long-lived assets”) comprise a significant portion of our total assets. The accounting standards require that we periodically, and upon the occurrence of certain events, assess the recoverability of our long-lived assets. If the carrying value of our property and equipment exceeds their undiscounted cash flows, we are required to write the carrying value down to estimated fair value.

Goodwill.  The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill and other intangible assets with indefinite lives for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill and other intangible assets with indefinite lives. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill and other intangible assets, if any, with indefinite lives are assigned to the respective clinic or group of clinics, if deemed appropriate. If the carrying value of our goodwill and other intangible assets with indefinite lives exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill and other intangible assets with indefinite lives to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2008, the evaluation of goodwill yielded an impairment charge of $49,000 on a clinic purchased in 1994. The evaluation of goodwill in 2009 did not result in any goodwill amounts that were deemed permanently impaired. See Note 2 — Significant Accounting Policies — Goodwill — of the Notes to Consolidated Financial Statements in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2009	Year ended December 31, 2009
2008	Year ended December 31, 2008
2007	Year ended December 31, 2007
New Clinics	Clinics opened during the year ended December 31, 2009
Mature Clinics	Clinics opened or acquired prior to January 1, 2009
2008 New Clinics	Clinics opened or acquired during the year ended December 31, 2008
2008 Mature Clinics	Clinics opened or acquired prior to January 1, 2008
2007 New Clinics	Clinics opened or acquired during the year ended December 31, 2007
2007 Mature Clinics	Clinics opened or acquired prior to January 1, 2007

	For the Years Ended December 31,
	2009	2008	2007

Number of clinics, at the end of period	368	360	349
Working Days	255	256	255
Average visits per day per clinic	20.4	20.4	19.6
Total patient visits	1,899,123	1,865,787	1,553,564
Net patient revenue per visit	$102.85	$98.05	$96.19
Statement of operations per visit:
Net revenues	$106.05	$100.59	$97.64
Salaries and related costs	55.67	53.74	50.98
Rent, clinic supplies, contract labor and other	21.33	21.33	20.97
Provision for doubtful accounts	1.76	1.65	1.64
Closure costs	0.05	0.23	—

Contribution from clinics	27.24	23.64	24.05
Corporate office costs	12.36	10.84	11.15

Operating income from continuing operations	$14.88	$12.80	$12.90

RESULTS OF OPERATIONS

FISCAL YEAR 2009 COMPARED TO FISCAL 2008

•	Net revenues rose 7.3% to $201.4 million for 2009 from $187.7 million for 2008 primarily due to a 4.9% increase in net patient revenue per visit to $102.85 from $98.05 for 2008 while the number of patient visits increased by 1.8% from 1,866,000 to 1,899,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors. The 2009 figures include a full year for the clinics acquired in 2008. For 2008, the figures include 6 1/2 months for the clinics acquired in the Mid Atlantic Acquisition and 1 1/2 months for the clinics acquired in San Antonio Acquisition. The 2009 figures include 255 days of operations as compared to 256 days for 2008.

•	Net income attributable to common shareholders increased 17.6% to $11.8 million for 2009 from $10.0 million. Earnings per diluted share increased to $1.00 from $0.83. Total diluted shares for the years ended December 31, 2009 and 2008 were 11.8 million and 12.1 million, respectively.

Net Patient Revenues

•	Net patient revenues increased to $195.3 million for 2009 from $182.9 million for 2008, an increase of $12.4 million, or 6.8%, primarily due to an increase of $4.80 in patient revenues per visit to $102.85 as previously mentioned.

•	Total patient visits increased to 1,899,000 for 2009 from 1,866,000 for 2008. New Clinics accounted for 24,000 of the increase and Mature Clinics accounted for 9,000 of the increase. For 2008 New Clinics, the number of visits increased by 98,000 for 2009 as compared to 2008 due to an increase in business for developed clinics and a full year of activity for those acquired in 2008. For 2008 Mature Clinics, the number of visits decreased by 89,000 in 2009 as compared to 2008.

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

Management Contract Revenues and Other Revenues

Revenues from management contracts and other revenues increased by approximately $1.3 million from 2008 to 2009 due to the inclusion of revenues for the complete year in 2009 from RMG.

Clinic Operating Costs

Clinic operating costs were 74.3% of net revenues for 2009 and 76.5% of net revenues for 2008. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $105.7 million for 2009 from $100.3 million for 2008, an increase of $5.5 million, or 5.5%. Approximately 27.9% of the increase, or $1.5 million, was attributable to the New Clinics. The remaining increase of $4.0 million was due to $4.8 million in higher costs at various 2008 New Clinics and a decrease of $0.8 million in costs at various 2008 Mature Clinics. Salaries and related costs as a percent of net revenues was 52.5% for 2009 and 53.4% for 2008.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $40.5 million for 2009 from $39.8 million for 2008, an increase of $0.7 million, or 1.7%. For 2009, New Clinics accounted for approximately $1.1 million of the increased costs and the 2008 New Clinics accounted for approximately $2.2 million of the increased costs due to a full year of activity for clinics acquired and developed in 2008. Rent, clinic supplies and other costs for 2008 Mature Clinics decreased $2.5 million in 2009 as compared to 2008 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 20.1% for 2009 and 21.2% for 2008.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts remained relatively stable as a percent of net revenues for 2009 and 2008. The provision for doubtful accounts for net patient receivables as a percent of net patient revenues was 1.7% for 2009 and 2008. Our allowance for bad debts as a percent of total patient accounts receivable was 7.6% at December 31, 2009 and 8.1% at December 31, 2008. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding were 45 days at December 31, 2009 and 51 days December 31, 2008. This decrease in days outstanding is due to our increased collection efforts. Receivables in the amount of $3.8 million and $3.0 million were written-off in 2009 and 2008, respectively.

Closure Costs

In 2009, 10 clinics were closed with closure costs amounting to $91,000. For 2008, closure costs amounted to $432,000 primarily related to the closure of 18 clinics. 2008 closure costs include $342,000 related to lease obligations and facilities costs, $77,000 related to write-off of unamortized leasehold improvements and $13,000 in severance and salary costs.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $23.5 million for 2009 and $20.2 million for 2008, an increase of $3.3 million. This increase is primarily due to increased incentive compensation, including the long-term incentive plan, related to increased profits. Corporate office costs as a percent of net revenues was 11.7% for 2009 and 10.8% for 2008.

Interest and Other Income, net

Interest and other income for 2008 included a pre-tax gain of $193,000 from the sale of a 49.0% interest in two of our Texas partnerships.

Interest Expense

Interest expense decreased to $352,000 for 2009 from $542,000 for 2008 due to lower borrowing costs and lower average borrowings. At December 31, 2009, $0.4 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes increased to $7.9 million for 2009 from $6.5 million for 2008, an increase of approximately $1.4 million primarily as a result of higher pre-tax income. During 2009 and 2008, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 40.3% for 2009 and 39.4% for 2008. This increase in the effective rate is due to the non-tax deductible portion of the expense related to the long-term incentive plan.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.2 million in 2009 compared to $7.1 million in 2008. As a percent of operating income before corporate office costs, net income attributable to noncontrolling interests was 15.9% in 2009 compared to 16.1% in 2008.

FISCAL YEAR 2008 COMPARED TO FISCAL 2007

•	Net revenues rose 23.7% to $187.7 million for 2008 from $151.7 million for 2007 primarily due to a 20.1% increase in patient visits to 1.9 million and an increase of $1.86 in net patient revenues per visit to $98.05. The 2008 figures include a full year for the STAR clinics acquired in 2007 and the physical therapy practice acquired in January 2008, 6 1/2 months for the clinics acquired in the Mid Atlantic acquisition and 1 1/2 months for the clinics acquired in the San Antonio Acquisition. The 2007 figures include four months of the results of the STAR clinics which were acquired in September 2007. In addition, the 2008 figures include 256 days of operations as compared to 255 days for 2007.

•	Net income attributable to common shareholders from continuing operations increased 13.5% to $10.0 million for 2008 from $8.8 million. Earnings from continuing operations per diluted share increased to $0.83 from $0.75. Total diluted shares for the years ended December 31, 2008 were 12.1 million and for 2007 were 11.7 million.

•	Net income attributable to common shareholders (inclusive of effects of discontinued operations) increased 14.5% to $10.0 million for 2008 from $8.7 million. Net income attributable to common shareholders per diluted share increased to $0.83 from $0.75. These net income figures are net of closure costs of $262,000, tax effected, incurred in 2008 and closure costs, impairment charges and operating losses from discontinued operations of $77,000, tax effected, in 2007.

Net Patient Revenues

•	Net patient revenues increased to $182.9 million for 2008 from $149.4 million for 2007, an increase of $33.5 million, or 22.4%, primarily due to a 20.1% increase in patient visits to 1.9 million and an increase of $1.86 in patient revenues per visit to $98.05.

•	Total patient visits increased 312,000, or 20.1%, to 1.9 million for 2008 from 1.6 million for 2007. The growth in visits for the period was attributable to approximately 86,000 visits in 2008 New Clinics together with a 226,000 or 14.6% increase in visits for 2008 Mature Clinics. For 2007 New Clinics, the number of visits increased by 243,000 for 2008 compared to 2007. For 2007 Mature Clinics, the number of visits decreased by 17,000 in 2008 compared to 2007.

•	Net patient revenues from 2008 New Clinics accounted for approximately 25.0% of the total increase, or approximately $8.4 million, of which $6.4 million was related to 14 clinics acquired in 2008. The remaining increase of $25.1 million in net patient revenues was from 2008 Mature Clinics primarily related to the STAR clinics acquired in September 2007.

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

Clinic Operating Costs

Clinic operating costs were 76.5% of net revenues for 2008 and 75.4% of net revenues for 2007. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $100.3 million for 2008 from $79.2 million for 2007, an increase of $21.1 million, or 26.6%. Approximately 21.9% of the increase, or $4.6 million, was attributable to the 2008 New Clinics. The remaining increase of $16.5 million was due to $15.4 million in higher costs at various 2007 New Clinics and $1.1 million higher at various 2007 Mature Clinics. Salaries and related costs as a percent of net revenues was 53.4% for 2008 and 52.2% for 2007.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $39.8 million for 2008 from $32.6 million for 2007, an increase of $7.2 million, or 22.2%. Approximately 30.1% of the increase, or $2.2 million, was attributable to the 2008 New Clinics and $5.3 million was attributable to 2007 New Clinics offset by $0.3 million related to 2007 Mature Clinics. Rent, clinic supplies and other costs as a percent of net revenues was 21.2% for 2008 and 21.5% for 2007.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts increased to $3.1 million for 2008 from $2.6 million for 2007, an increase of $0.5 million, or 20.4%. The provision for doubtful accounts as a percent of net patient revenues was 1.7% for 2008 and 2007. Our allowance for bad debts as a percent of total patient accounts receivable was 8.1% at December 31, 2008 and 7.9% at December 31, 2007. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of current and historical experience.

The accounts receivable days outstanding were 51 days at December 31, 2008 and 55 days December 31, 2007. Receivables in the amount of $3.0 million and $2.0 million were written-off in 2008 and 2007, respectively.

Closure Costs

Closure costs primarily related to the closure of 18 clinics in 2008 and amounted to $432,000. Closure costs include $342,000 related to lease obligations and facilities costs, $77,000 related to write-off of unamortized leasehold improvements and $13,000 in severance and salary costs.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $20.2 million for 2008 and $17.3 million for 2007. Although corporate office costs increased by $2.9 million, primarily due to increased salary and benefits costs and professional services such as legal and accounting, corporate office costs as a percent of net revenues decreased to 10.8% for 2008 as compared to 11.4% for 2007.

Interest Expense

Interest expense increased to $542,000 for 2008 from $301,000 for 2007 primarily due to higher borrowings under our revolving credit facility to fund acquisitions. See Liquidity and Capital Resources below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes increased to $6.5 million for 2008 from $5.5 million for 2007, an increase of approximately $1.0 million, or 19.0%, as a result of higher pre-tax income. During 2008 and 2007, we recognized state and federal income taxes at an effective tax rate of 39.4% and 38.3%, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $7.1 million in 2008 compared to $5.7 million in 2007. As a percentage of operating income before corporate office costs, net income attributable to noncontrolling interests was 16.1% in 2008 compared to 15.3% in 2007. The increase was primarily related to profitable clinics acquired during 2007 and 2008 which have noncontrolling interests of 30.0% to 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At December 31, 2009, we had $6.4 million in cash and cash equivalents compared to $10.1 million at December 31, 2008. However ,the amount outstanding under our revolving credit facility was $400,000 at December 31, 2009 compared to $11,400,000 at December 31, 2008. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, clinic closure costs accrued, future clinic development and investments through at least December 2010. Significant acquisitions would likely require financing under our revolving credit facility. Included in cash and cash equivalents at December 31, 2008 were $0.8 million in a money market fund.

The decrease in cash and cash equivalents of $3.7 million from December 31, 2008 to December 31, 2009 was due primarily to $34.6 million used by investing and financing activities offset by funds provided by operations of $30.9 million. The major uses of cash for investing and financing activities included: payments net of proceeds on debt ($12.4 million), distributions to noncontrolling interests ($9.4 million), purchases of our common stock ($5.6 million), purchases of fixed assets ($3.9 million) and purchases of noncontrolling interests and earnout payments on a previously acquired business and a noncontrolling interest ($3.5 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”).

Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of our common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2009, the outstanding balance on the revolving credit facility was $0.4 million leaving $49.6 million in availability and we were in compliance with all of the covenants thereunder.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We generally develop new clinics rather than acquire them, which requires less capital. We plan to continue developing new clinics and making additional acquisitions in selected markets. We have from time to time purchased the noncontrolling interests of limited partners in our Clinic Partnerships. We may purchase additional noncontrolling interests in the future. Generally, any acquisition or purchase of noncontrolling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2009 are summarized as follows (in thousands):

Contractual Obligation	Total	2010	2011	2012	2013	2014	Thereafter

Notes Payable	$1,413	$1,013	$400	$—	$—	$—	$—
Interest Payable	$60	60	—	—	—	—	—
Employee Agreements	$23,700	17,500	4,400	1,300	400	100	—
Operating Leases	$35,757	13,465	8,563	6,452	4,122	2,268	887

	$60,930	$32,038	$13,363	$7,752	$4,522	$2,368	$887

In connection with the San Antonio Acquisition, we incurred a note payable in the amount of $400,400 payable in equal annual installments totaling $200,200 which began November 18, 2009 plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities. At December 31, 2009, the amount outstanding related to this note was $200,000.

In connection with the acquisition of RMG, we incurred a note payable in the amount of $157,100 payable in equal annual installments totaling $78,550 which began October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009, we paid $1.2 million of additional consideration related to this acquisition upon achievement of the predefined level of operating results for the first year. Such amount was recorded as goodwill. At December 31, 2009, the amount outstanding related to this note was $79,000.

In connection with the Mid-Atlantic Acquisition, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312 which began June 11, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one month to five years for the operating facilities. At December 31, 2009, the amount outstanding related to these notes was $475,000.

In connection with the STAR Acquisition, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333 which began September 6, 2008, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities. At December 31, 2009, the amount outstanding related to these notes was $259,000.

In conjunction with the acquisition of an eight-clinic practice in Arizona in November 2006, we entered into a note payable in the amount of $877,500 payable in equal quarterly principal installments of $73,125, which began March 1, 2007, plus any accrued and unpaid interest. Interest accrued at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding was paid on the third anniversary of the note, November 17, 2009. The purchase agreement also provided for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In addition, we assumed leases with remaining terms ranging from one to five years for six of the eight operating facilities. With respect to the two remaining leased facilities, one is being leased on a month-to-month basis and the other was renewed for three years effective February 1, 2007. In December 2007, we paid $557,000 additional consideration related to this acquisition upon achievement of the predefined operating results for the first year, and such amount was recorded as goodwill.

In conjunction with the acquisition of a two-clinic practice in Alaska in December 2005, we entered into a note payable in the amount of $309,710 payable in equal quarterly principal installments of $25,809, which began April 1, 2006, plus any accrued and unpaid interest. Interest accrued at a fixed rate of 5.75% per annum. The remaining principal and any accrued and unpaid interest was paid in December 2008. The purchase agreement provided for possible contingent consideration of up to $325,000 based on the achievement of a certain designated level of operating results within a three-year period following the acquisition. At December 31, 2008, we accrued $299,723 additional consideration related to this acquisition upon achievement of the predefined operating results for the year ended December 31, 2008 and such amount was recorded as goodwill. This amount was paid in March 2009.

Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of our revolving credit facility had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our revolving credit facility to permit the share repurchases. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During 2009, we purchased 518,335 shares for an aggregate price of $5.6 million.

Off Balance Sheet Arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 13 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

Clinic Development

As of December 31, 2009, we had 368 clinics in operation of which 18 were opened in 2009. During 2010, we expect to incur initial operating losses from new clinics opened in late 2009. Generally, we experience losses during the initial period of a new clinic’s operation. Operating margins for newly opened clinics tend to be lower than for more seasoned clinics because of start-up costs and lower patient visits and revenues. Generally, patient visits and revenues gradually increase in the first year of operation, as patients and referral sources become aware of the new clinic. Revenues typically continue to increase during the two to three years following the first anniversary of a clinic opening.

Current Economic Conditions

The current economic environment may have material adverse impacts on our business and financial condition that we cannot predict. Unemployment has remained high while business and consumer confidence is relatively low. The economic environment could materially adversely affect our business and financial condition.

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

See Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2009 was seller notes of $1.0 million and an outstanding balance on our revolving credit facility of $0.4 million. The outstanding balance under our revolving credit facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $4,000 of interest expense. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new accounting and reporting guidance related to noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, based on our audit, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of net income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 12, 2010

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$6,429	$10,113
Patient accounts receivable, less allowance for doubtful accounts of $1,830 and $2,275, respectively	22,300	25,853
Accounts receivable — other, less allowance for doubtful accounts of $42 and $— , respectively	1,331	898
Other current assets	2,959	1,857

Total current assets	33,019	38,721
Fixed assets:
Furniture and equipment	31,973	30,947
Leasehold improvements	19,012	18,061

	50,985	49,008
Less accumulated depreciation and amortization	36,646	33,167

	14,339	15,841
Goodwill	57,247	55,886
Other intangible assets, net	5,955	6,452
Other assets	869	1,347

	$111,429	$118,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,292	$1,481
Accrued expenses	12,459	11,752
Current portion of notes payable	1,013	1,380

Total current liabilities	14,764	14,613
Notes payable	—	1,012
Revolving line of credit	400	11,400
Deferred rent	1,027	1,103
Other long-term liabilities	3,013	2,297

Total liabilities	19,204	30,425
Commitments and contingencies
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’s equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,828,470 and 14,252,053 shares issued, respectively	138	142
Additional paid-in capital	43,210	43,648
Retained earnings	75,632	69,446
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	87,352	81,608
Noncontrolling interests	4,873	6,214

Total equity	92,225	87,822

	$111,429	$118,247

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net patient revenues	$195,322	$182,939	$149,437
Management contract revenues and other revenues	6,087	4,747	2,249

Net revenues	201,409	187,686	151,686
Clinic operating costs:
Salaries and related costs	105,737	100,269	79,191
Rent, clinic supplies, contract labor and other	40,502	39,814	32,581
Provision for doubtful accounts	3,348	3,073	2,553
Closure costs	91	432	—

Total clinic operating costs	149,678	143,588	114,325
Corporate office costs	23,479	20,222	17,326

Operating income	28,252	23,876	20,035
Interest and other income, net	8	260	273
Interest expense	(352)	(542)	(301)

Income from operations	27,908	23,594	20,007
Provision for income taxes	7,934	6,505	5,465

Income from continuing operations including noncontrolling interests, net of tax	19,974	17,089	14,542
Discontinued operations, net of tax	—	—	(77)

Net income including noncontrolling interests	19,974	17,089	14,465
Less: net income attributable to noncontrolling interests	(8,207)	(7,085)	(5,727)

Net income attributable to common shareholders	$11,767	$10,004	$8,738

Earnings per share attributable to common shareholders — basic and diluted:
Basic:
Income from continuing operations, net of tax, attributable to common shareholders	$1.01	$0.84	$0.76
Discontinued operations, net of tax, attributable to common shareholders	—	—	(0.01)

Net income attributable to common shareholders	$1.01	$0.84	$0.75

Diluted:
Income from continuing operations, net of tax, attributable to common shareholders	$1.00	$0.83	$0.75
Discontinued operations, net of tax attributable to common shareholders	—	—	—

Net income attributable to common shareholders	$1.00	$0.83	$0.75

Shares used in computation:
Basic	11,703	11,907	11,643

Diluted	11,807	12,055	11,718

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)

Balance December 31, 2006	13,682	$137	$36,304	$50,704	(2,215)	$(31,628)	$55,517	$3,871	$59,388
Purchase of business	228	2	3,121	—	—	—	3,123	1,701	4,824
Proceeds from exercise of stock options	75	2	566	—	—	—	568	—	568
Tax benefit from exercise of stock options	—	—	184	—	—	—	184	—	184
Issuance of restricted stock	71	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(3)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	297	—	—	—	297	—	297
Compensation expense — stock options	—	—	980	—	—	—	980	—	980
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(5,651)	(5,651)
Net income	—	—	—	8,738	—	—	8,738	5,727	14,465

Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407	$5,648	$75,055
Purchase of business	—	—	—	—	—	—	—	776	776
Proceeds from exercise of stock options	48	1	494	—	—	—	495	—	495
Tax benefit from exercise of stock options	—	—	128	—	—	—	128	—	128
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(9)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	679	—	—	—	679	—	679
Compensation expense — stock options	—	—	895	—	—	—	895	—	895
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(7,295)	(7,295)
Net income	—	—	—	10,004	—	—	10,004	7,085	17,089

Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Proceeds from exercise of stock options	11	1	56	—	—	—	57	—	57
Tax benefit from exercise of stock options	—	—	44	—	—	—	44	—	44
Issuance of restricted stock	97	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(13)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	974	—	—	—	974	—	974
Compensation expense — stock options	—	—	599	—	—	—	599	—	599
Purchase of noncontrolling interests	—	—	(2,111)	—	—	—	(2,111)	(83)	(2,194)
Purchase and retirement of treasury stock	(518)	(5)	—	(5,581)	—	—	(5,586)	—	(5,586)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,465)	(9,465)
Net income	—	—	—	11,767	—	—	11,767	8,207	19,974

Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES
Net income including noncontrolling interests	$19,974	$17,089	$14,465
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,897	5,966	4,986
Provision for doubtful accounts	3,348	3,073	2,636
Equity-based awards compensation expense	1,573	1,574	1,277
Loss on sale or abandonment of assets	122	247	117
Excess tax benefit from exercise of stock options	(44)	(128)	(184)
Recognition of deferred rent subsidies	(492)	(431)	(456)
Deferred income tax	714	1,922	313
Other	—	88	—
Changes in operating assets and liabilities:
Decrease (increase) in patient accounts receivable	165	(1,566)	(3,543)
(Increase) decrease in accounts receivable — other	(468)	252	(87)
(Increase) in other assets	(855)	(257)	(160)
Increase (decrease) in accounts payable and accrued expenses	595	1,873	(655)
Increase in other liabilities	415	470	338

Net cash provided by operating activities	30,944	30,172	19,047
INVESTING ACTIVITIES
Purchase of fixed assets	(3,876)	(4,299)	(4,034)
Purchase of businesses, net of cash acquired	(1,178)	(19,589)	(19,504)
Acquisitions of noncontrolling interests	(2,329)	(1,096)	(519)
Purchase of marketable securities — available for sale	—	—	(2,040)
Proceeds on sale of marketable securities — available for sale	—	—	2,540
Proceeds on sale of fixed assets	57	108	21

Net cash used in investing activities	(7,326)	(24,876)	(23,536)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(9,438)	(7,295)	(5,651)
Purchase and retire of common stock	(5,586)	—	—
Proceeds from revolving line of credit	24,450	20,900	12,000
Payments on revolving line of credit	(35,450)	(16,500)	(5,000)
Payment of notes payable	(1,379)	(887)	(588)
Excess tax benefit from stock options exercised	44	128	184
Proceeds from exercise of stock options	57	495	568

Net cash (used in) provided by financing activities	(27,302)	(3,159)	1,513
Net (decrease) increase in cash and cash equivalents	(3,684)	2,137	(2,976)
Cash and cash equivalents — beginning of period	10,113	7,976	10,952

Cash and cash equivalents — end of period	$6,429	$10,113	$7,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,445	$4,400	$5,481
Interest	$324	$484	$263
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$—	$1,507	$1,000
Purchase of business — issuance of common stock	$—	$—	$3,123

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical and occupational therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2009, the Company owned and operated 368 clinics in 43 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with 13 such third-party facilities under management as of December 31, 2009.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

During 2009, the Company opened 18 new clinics, which were developed, and closed 10. Of the 18 clinics opened, seven were new Clinic Partnership and 11 were satellites of existing partnerships.

Effective November 18, 2008, the Company acquired a 65% interest in an outpatient rehabilitation practice with four clinics in San Antonio, TX (“San Antonio Acquisition”), and effective June 11, 2008, the Company acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region (“Mid-Atlantic Acquisition”). In both cases, the existing partners retained a 35% interest. Effective January 1, 2008, the Company acquired a physical therapy practice located in Michigan (“Michigan Acquisition”). The Company ended December 2009 with 368 clinics.

During 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business specializes in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services are delivered by specially trained physicians and physical therapists. The OA Centers are de novo clinics formed by employing and/or partnering with local physicians and rehabilitation professionals in a similar partnership structure to the Company’s existing outpatient physical and occupational therapy clinics. The first OA Center opened in June 2008. In October, 2008, the Company acquired a 65% interest in Rehab Management Group (“RMG”). The founders of RMG are partners of the Company in the OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and statements of net income as noncontrolling interests.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity or remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company held approximately $0.8 million in highly liquid investments at December 31, 2008. The Company invested excess cash in money market funds and reflects these amounts within cash and cash equivalents on the consolidated balance sheet based on the dollars invested. The fair value of the money market funds was deemed to equal the book value utilizing significant other observable inputs (Level 2 per guidance on Fair Value Measurements).

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives for furniture and equipment range from three to eight years and for software purchased from three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives of the assets, which is generally three to five years.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of costs over the fair value of the acquired business assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest (noncontrolling interests) in an existing clinic. Effective January 1, 2009, if the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional-paid-in-capital.

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. The Company did not combine any of the reporting units for impairment testing in any year presented because they did not meet the criteria for aggregation. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2009 and 2007 did not result in any goodwill amounts that were deemed impaired. The evaluation of goodwill in 2008 yielded an impairment charge of $49,000 on a clinic purchased in 1994.

An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of the each weight times the factor is considered the estimated fair value. For 2009, the factors (ie. price/earnings ratio, discount rate and residual capitalization rate) were the same as used in the 2008 impairment test.

As of September 30, 2009, the date of testing, the Company had 34 reporting units, with 11 reporting units accounting for approximately 90 percent of the goodwill. For the remaining 23 reporting units, the fair value for each of the reporting units was greater than 35 percent of the carrying value. Of the 11 reporting units, the fair value for each of six of the reporting units, which had recorded goodwill of $13.2 million, was greater than 20 percent of the carrying value. For the five reporting units in which the fair value for each is less than 20 percent greater than the carrying value, the total recorded goodwill is approximately $37.6 million. The Company closely monitors the performance of these reporting units. The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•	revenue and earnings expectations;

•	general economic conditions;

•	regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

If future non-cash impairment charges are taken, the Company would expect that only a portion of the goodwill and other intangible assets would be impaired. The Company will monitor the reporting units in 2010 for any triggering events or other indicators of impairment.

Noncontrolling Interests

Effective January 1, 2009, the Company, in accordance with the adoption of issued guidance, began recognizing noncontrolling interests as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to noncontrolling interests is included in consolidated net income on the face of the income statement. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date.

When the purchase price of a noncontrolling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional-paid-in-capital. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner. For the twelve months ended December 31, 2009, the net operating losses allocated to noncontrolling interest had the effect of increasing net income attributable to the Company by $137,000, net of taxes, and reducing the net income attributable to noncontrolling interest by $225,000.

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

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in clinic operating costs in the statement of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible. Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a fee schedule published by the Department of Health and Human Services. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the Medicare Improvements for Patients and Providers Act as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extends the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the limit for 2010 is $1,860. Our clinics are among the therapy providers that have been holding claims for services furnished on or after January 1, 2010, for patients who exceeded the cap but qualified for an exception under previous law. We are in the process of submitting those claims.

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will result in some lost revenues to the Company.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2009. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Other revenues are recognized as services are performed.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2009.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2009 and 2008. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving credit facility approximates its fair value. The interest rate on the revolving credit facility, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the credit agreement.

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

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, goodwill impairment, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2009.

Stock Options

The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the years ended December 31, 2009, 2008 and 2007.

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

As of December 31, 2009, the future pre-tax expense of nonvested stock options is $48,000, which is expected to be recognized in 2010.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Typically, the transfer restrictions for shares granted to employees lapse in equal installments on the following five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

3.	Acquisitions

Acquisition of Businesses

During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4

The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the Mid-Atlantic Acquisition was $9.5 million which consisted of $8,545,625 in cash and $950,625 in seller notes. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million which consisted

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $4,605,000 in cash and $400,400 in a seller note. For certain acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, the Company agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in RMG. The purchase price for the 65% interest was $3.1 million which consisted of $2,985,000 in cash and a $157,100 in a seller note. If the practice achieves certain levels of operating results within the next three years, an earn-out of up to $3,781,000 may be payable as additional purchase consideration. In December 2009, the Company paid additional consideration based on the achievement of operating results for the first year of operations in the amount of $1,178,000. This amount was capitalized as goodwill and is tax deductible.

For the 2008 acquisitions, the Company incurred acquisition costs totaling $0.3 million. The consideration paid for each of the 2008 acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the 2008 acquisitions have been included in the Company’s consolidated financial statements since their respective date acquired.

The purchase prices were allocated to the fair value of the assets acquired including tradenames, non-competition agreements and referral relationships, and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill, which for the 2008 acquisitions is tax deductible.

The purchase price (exclusive of the additional consideration paid in 2009) allocated for the 2008 acquisitions was as follows (in thousands):

Cash paid and cost incurred, net of cash acquired	$19,237
Seller notes	1,507

Total consideration	$20,744

Estimated fair value of net tangible assets acquired:
Total current assets	$1,127
Total non-current assets	502
Total liabilities	(237)

Net tangible assets acquired	$1,392
Referral relationships	1,170
Non compete, ranging from 5 to 5 1/2 years	916
Tradename	750
Goodwill	16,516

$20,744

Total current assets primarily represent patient accounts receivable of $1.1 million. Total non current assets are fixed assets, primarily equipment, used in the practices. The value assigned to (i) referral relationships is amortized to expense equally over the respective estimated original life which ranges from six to 12 years for these acquisitions, (ii) non compete agreements is amortized over five to five and one-half years and (iii) goodwill and tradenames are tested at least annually for impairment.

Unaudited proforma consolidated financial information for the 2008 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The STAR Acquisition closed on September 6, 2007. The Company acquired a 70% interest with the existing partners retaining a 30% interest. The Company paid $23.3 million (inclusive of certain capitalized acquisition costs) including $19.2 million in cash, promissory notes aggregating $1.0 million and 227,618 in restricted shares of the Company’s common stock representing an aggregate of $3.1 million based on the market price of $13.72 per share. The amount of the consideration was derived through arm’s length negotiations. Funding for the STAR Acquisition was derived from $9.2 million of existing cash and $10.0 million of the proceeds from the Company’s revolving credit facility. The results of operations of STAR have been included in the Company’s consolidated financial statements since September 1, 2007, the effective date of the STAR Acquisition.

Acquisitions of Noncontrolling Interests

During 2009, the Company purchased 15% of the 25% noncontrolling interest in certain clinics related to a partnership. In addition, the Company purchased noncontrolling interests in five other partnerships. The total paid, which amounted to $2,200,000, less the book value related to the purchases of $90,000 was recognized as an adjustment to additional-paid-in-capital. During 2009, the Company paid $133,000 related to contingent payments for noncontrolling interests purchased prior to 2009.

During 2008, the Company purchased a portion of the noncontrolling interest in three partnerships and purchased the noncontrolling interest in four partnerships for an aggregate purchase price of $1.4 million. The purchases yielded $1.2 million of goodwill related to three partnerships. The remaining $0.2 million represented payment of undistributed earnings to the noncontrolling interest partners. In addition, during 2008, the Company paid $0.2 million related to contingent payments for noncontrolling interests purchased in previous years, and accrued $0.4 million for contingent payments related to 2008 results. The accrued contingent payments were paid in early 2009. The 2008 purchases of minority interest do not contain any future contingent payments. The contingent payments made and accrued during 2008 had the effect of increasing goodwill.

During 2007, the Company purchased the noncontrolling interest in several limited partnerships in separate transactions for an aggregate purchase price of $544,000. The purchases yielded $512,000 of goodwill related to two of the partnerships and the remaining $32,000 represented payment of undistributed earnings to the minority limited partners.

The results of operations of the acquired noncontrolling interests are included in the accompanying financial statements from the dates of purchase in the net income attributable to common shareholders.

4.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Year Ended
	December 31
	2009	2008

Beginning balance	$55,886	$37,650
Goodwill acquired during the year	1,312	18,324
Adjustment	49	(39)
Goodwill impairment	—	(49)

Ending balance	$57,247	$55,886

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets, net

Intangible assets, net as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008

Tradename	$3,373	$3,373
Referral relationships, net of accumulated amortization of $266 and $103, respectively	1,595	1,758
Non compete agreements, net of accumulated amortization of $709 and $375, respectively	987	1,321

	$5,955	$6,452

Tradenames and referral relationships are related to the businesses acquired in 2008 and 2007. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non compete agreements are amortized over the respective term of the agreements which range from five to five and one-half years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007

Referral relationships	$163	$89	$14
Non compete agreements	334	225	97

	$497	$314	$111

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount

2010 -2013	$163	2010	$318
2014	$161	2011	$296
2015-2017	$140	2012	$237
2018	$103	2013	$136
2019	$75
2020	$67
2021-2022	$44
2023	$29

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Year Ended
	December 31
	2009	20008

Salaries and related costs	$9,133	$6,498
Credit balances due to patients and payors	1,283	1,932
Group health insurance claims	977	1,049
Other	1,066	2,273

Total	$12,459	$11,752

7.	Notes Payable

Notes payable as of December 31, 2009 and 2008 consist of the following ($ in thousands):

	2009	2008

Revolving credit agreement, average interest rate of 2.08%	$400	$11,400
Various promissory notes payable in annual installments of an aggregate of $475 plus accrued interest through June 11, 2010, interest accrues at 5.00% per annum	475	950
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrues at 8.25% per annum	259	592
Promissory note payable in annual installments of $200 plus accrued interest through November 18, 2010, interest accrues at 4.00% per annum	200	400
Promissory note paid in quarterly installments of $73 plus accrued interest through November 17, 2009, interest accrued at 7.50% per annum	—	293
Promissory note payable in annual installments of $79 plus accrued interest through October 8, 2010, interest accrues at 5.00% per annum	79	157

	1,413	13,792
Less current portion	(1,013)	(1,380)

	$400	$12,412

Effective August 27, 2007, the Company entered into a Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of the Company’s common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement. On December 31, 2009, the outstanding balance on the revolving credit facility was $0.4 million leaving $49.6 million in availability and the Company was in compliance with all of the covenants thereunder.

In connection with the San Antonio Acquisition, the Company incurred a note payable in the amount of $400,400 payable in equal annual installments of $200,200 which began November 18, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010.

In connection with the RMG Acquisition, the Company incurred a note payable in the amount of $157,100 payable in equal annual installments of $78,550 which began October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010.

In connection with the Mid-Atlantic Acquisition, the Company incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments of totaling $475,312.50 which began June 11, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010.

In connection with the STAR Acquisition, the Company incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of totaling $333,333 which began September 6, 2008, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010.

In connection with the acquisition of clinics in Arizona in 2006, the Company incurred a note payable in the amount of $877,500, payable in equal quarterly principal installments of $73,125 which began March 1, 2007, plus any accrued and unpaid interest. Interest accrued at a fixed rate of 7.5% per annum. The remaining principal and any accrued and unpaid interest then outstanding was paid on November 17, 2009.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to December 31, 2009 are as follows:

During the year ended December 31, 2010	$1,013
During the year ended December 31, 2011	400
During the year ended December 31, 2012	—

$1,413

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Deferred tax assets:
Compensation	$1,471	$892
Allowance for doubtful accounts	572	700
Lease obligations — closed clinics	11	86
Deferred rent and other	227	143

Deferred tax assets	$2,281	$1,821
Deferred tax liabilities:
Depreciation and amortization	$(3,761)	$(2,587)

Net deferred tax (liabilities) assets	$(1,480)	$(766)

Amount included in:
Other current assets	$970	$923
Long term liabilities	$(2,450)	$(1,689)

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009		2008		2007

U. S. tax at statutory rate	$7,072	35.9%	$5,750	34.8%	$4,893	34.3%
State income taxes, net of federal benefit	578	2.9%	683	4.1%	577	4.0%
Nondeductible expenses	284	1.5%	89	0.5%	43	0.3%
Tax exempt interest income	—	—	(17)	—	(48)	(0.3%)

	$7,934	40.3%	$6,505	39.4%	$5,465	38.3%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007

Current:
Federal	$6,002	$3,693	$4,298
State	1,218	890	826

Total current	7,220	4,583	5,124

Deferred:
Federal	611	1,592	261
State	103	330	80

Total deferred	714	1,922	341

Total income tax provision for continuing operations	$7,934	$6,505	$5,465

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

Goodwill acquired in 2009, 2008 and 2007 is tax deductible.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2009, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company’s U.S. federal returns remain open to examination for 2006 through 2008 and U.S. state jurisdictions are open for periods ranging from 2002 through 2008.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2009 and 2008.

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

Incentive stock options (those intended to satisfy the requirements of the Internal Revenue Code) granted under the 1992 Plan were granted at an exercise price not less than the fair market value of the shares of common stock on the date of grant. The exercise prices of options granted under the 1992 Plan were determined by the Compensation Committee. The period within which each option is exercisable was determined by the Compensation Committee (however, in no event may the exercise period of an incentive stock option extend beyond 10 years from the date of grant).

The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits the Company to grant to non-employee directors and employees of the Company up to 600,000 non-qualified options to purchase shares of common stock and restricted stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the Amended 1999 Option Plan are determined by the Compensation Committee. The period within which each option will be exercisable is determined by the Compensation Committee. The Amended 1999 Plan was approved by the shareholders of the Company at the 2008 Shareholders Meeting on May 20, 2008.

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2009, 124,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A cumulative summary of equity plans as of December 31, 2009 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	—	15,002	2,781,010	15,002	—
1999 Plan	600,000	287,800	57,690	85,621	50,440	168,889
2003 Plan	900,000	21,000	677,500	105,800	668,500	95,700
Inducements	164,000	—	124,000	40,000	124,000	—

	5,159,000	308,800	874,192	3,012,431	857,942	264,589

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2009, 2008 and 2007 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding at December 31, 2006	1,057,187	$13.58
Granted	—	—
Exercised	(75,225)	7.53
Cancelled	(32,042)	16.40
Forfeited	(3,020)	18.06

Outstanding at December 31, 2007	946,900	13.95
Granted	—	—
Exercised	(48,561)	10.15
Cancelled	(3,522)	16.48
Forfeited	(2,508)	16.56

Outstanding at December 31, 2008	892,309	14.14
Granted	—	—
Exercised	(10,752)	4.05
Cancelled	(1,290)	18.42
Forfeited	(6,075)	16.97

Outstanding at December 31, 2009	874,192	14.24	4.6 Years

Exercisable at December 31, 2009	857,942	14.23	4.6 Years	$2,319

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the nonvested shares issuable pursuant to stock options as of December 31, 2009 and the changes during the year then ended is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	Shares	Fair Value	Term	(000’s)

Nonvested at January 1, 2009	99,040	8.33	6.0 Years	—
Granted	—	—
Vested	(76,715)	8.24
Cancelled	(6,075)	10.09

Nonvested at December 31, 2009	16,250	8.11	5.3 Years	$32

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’s)

2007	75,225	$491
2008	48,561	$332
2009	10,752	$113

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2009, 2008 and 2007, respectively:

	Outstanding
	Options as of		Weighted Average
	December 31,	Exercise	Remaining		Exercise
	2009	Price	Contractual Life	Exercisable	Price

1992 Plan	15,002	$4.15 - $16.34	1.7 Years	15,002	$4.15 - $16.34
1999 Plan	57,690	$4.15 - $19.29	5.0 Years	50,440	$4.15 - $18.42
2003 Plan	677,500	$12.51 - $18.80	4.8 Years	668,500	$12.51 - $18.80
Inducements	124,000	$12.75 - $14.32	3.8 Years	124,000	$12.75 - $14.32

	874,192	$4.15 - $19.29	4.6 Years	857,942	$4.15 - $18.80

	Outstanding
	Options as of		Weighted Average
	December 31,	Exercise	Remaining		Exercise
	2008	Price	Contractual Life	Exercisable	Price

1992 Plan	25,004	$4.15 - $16.34	2.3 Years	25,004	$4.15 - $16.34
1999 Plan	63,805	$2.81 - $19.29	6.0 Years	42,765	$2.81 - $18.42
2003 Plan	677,500	$12.51 - $18.80	5.8 Years	599,500	$12.51 - $18.80
Inducements	126,000	$12.75 - $14.32	4.8 Years	126,000	$12.75 - $14.32

	892,309	$2.81 - $19.29	5.6 Years	793,269	$2.81 - $18.80

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Outstanding
	Options as of		Weighted Average
	December 31,	Exercise	Remaining		Exercise
	2007	Price	Contractual Life	Exercisable	Price

1992 Plan	44,629	$3.15 - $16.34	2.2 Years	44,629	$3.15 - $16.34
1999 Plan	90,771	$2.81 - $19.29	6.8 Years	51,811	$2.81 - $18.42
2003 Plan	677,500	$12.51 - $18.80	6.8 Years	530,500	$12.51 - $18.80
Inducements	134,000	$12.75 - $14.32	5.8 Years	111,000	$12.75 - $14.32

	946,900	$2.81 - $19.29	6.4 Years	737,940	$2.81 - $18.80

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2009:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$4.15	377	377
$10.82 — $12.63	155,930	155,930
$12.64 — $14.43	539,000	527,500
$14.44 — $16.24	51,585	49,585
$16.25 — $18.04	39,450	39,450
$18.05 — $19.29	87,850	85,100

	874,192	857,942

The Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

		Weighted
		Average
Year	Number of	Fair Value
Granted	Shares	Per Share

2006	6,000	$12.27
2007	58,300	14.09
2008	152,000	14.45
2009	92,500	14.81

	308,800	$14.44

Generally, restrictions on the stock granted to employees (157,300 of the above shares) lapse in equal annual installments on the following five anniversaries of the date of grant. For those shares granted to directors (71,500 of the above shares), the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers (80,000 of the above shares), the restriction will lapse in equal quarterly installments during the three years following the date of grant. As of December 31, 2009, the restrictions on 129,967 of the above 308,800 shares had lapsed. For the remaining 178,833 shares, the restrictions will lapse in 2010 through 2014.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $974,000, $679,000 and $297,000, respectively, for 2009, 2008 and 2007. The remaining $2.5 million of compensation expense will be recognized in 2010 through 2014.

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

In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. However, the terms of the Company’s revolving credit facility had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under those programs.

In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its revolving credit facility to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million. The Company did not purchase any shares of its common stock during 2008 or 2007.

12.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2009, 2008 and 2007.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $16.3 million, $15.5 million and $12.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2009 are as follows (in thousands):

2010	$13,465
2011	8,563
2012	6,452
2013	4,122
2014	2,268
Thereafter	887

$35,757

Employment Agreements

At December 31, 2009, the Company had outstanding employment agreements with three of its executive officers. On December 2, 2008, the employment agreements were amended to change the expiration date from December 31, 2009 to December 31, 2011. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $16.5 million in 2010 and $5.1 million in the aggregate from 2011 through 2015. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

14.	Subsequent Event

On March 1, 2010, the Company acquired a 70% interest in a five clinic outpatient physical therapy group. The purchase of the acquisition was $9.0 million, which was financed with borrowings under the Company’s revolving credit facility and a seller note.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands, except per share data)

	2009	2008	2007

Numerator:
Net income from continuing operations attributable to common shareholders	$11,767	$10,004	$8,815
Net loss from discontinued operations attributable to common shareholders	—	—	(77)

Net income attributable to common shareholders	$11,767	$10,004	$8,738

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,703	11,907	11,643
Effect of dilutive securities — Stock options	104	148	75

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,807	12,055	11,718

Earnings per share:
Basic — income from continuing operations attributable to common shareholders	$1.01	$0.84	$0.76
Basic — loss from discontinued operations attributable to common shareholders	—	—	(0.01)

Total basic earnings per share	$1.01	$0.84	$0.75

Diluted — income from continuing operations attributable to common shareholders	$1.00	$0.83	$0.75
Diluted — loss from discontinued operations attributable to common shareholders	—	—	—

Total diluted earnings per share	$1.00	$0.83	$0.75

Options to purchase 387,885, 137,600 and 424,160 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2009
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$46,664	$50,291	$49,578	$48,789
Net revenues	$48,169	$51,787	$51,037	$50,416
Income from operations	$6,372	$8,376	$7,104	$6,056
Net income including noncontrolling interests	$4,593	$6,034	$5,140	$4,207
Net income attributable to common shareholders	$2,754	$3,622	$3,101	$2,290
Earnings per common share:
Basic — net income attributable to common shareholders	$0.23	$0.31	$0.27	$0.20
Diluted — net income attributable to common shareholders	$0.23	$0.31	$0.26	$0.19
Shares used in computation:
Basic	12,020	11,615	11,570	11,612
Diluted	12,025	11,653	11,748	11,815

	2008
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$44,197	$46,205	$46,128	$46,409
Net revenues	$45,251	$47,389	$47,232	$47,814
Income from operations	$5,613	$6,695	$5,749	$5,537
Net income including noncontrolling interests	$4,057	$4,832	$4,114	$4,086
Net income attributable to common shareholders	$2,385	$2,855	$2,531	$2,233
Earnings per common share:
Basic — net income attributable to common shareholders	$0.20	$0.24	$0.21	$0.19
Diluted — net income attributable to common shareholders	$0.20	$0.24	$0.21	$0.19
Shares used in computation:
Basic	11,852	11,874	11,918	11,985
Diluted	11,914	12,045	12,132	12,017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under Exchange Act. U.S. Physical Therapy, Inc and subsidiaries’ (the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 33.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements.  Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules.   See page 65 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

Number	Description

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].
10.21	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).
10.22	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.23	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.24	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
10.25	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2009).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries (the “Company”) referred to in our report dated March 12, 2010, which is included in the annual report to security holders and included in Part II of this form. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Houston, Texas
March 12, 2010

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

		COL. C
	COL. B	Additions				COL. E
	Balance at	Charged to	Charged	COL. D		Balance at
COL. A	Beginning	Costs and	to Other	Deduction		End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$2,275	$3,348	—	$3,751	(2)	$1,872
YEAR ENDED DECEMBER 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,184	$3,073	—	$2,982	(2)	$2,275
YEAR ENDED DECEMBER 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,567	$2,636	—	$2,019	(2)	$2,184

(1)	Related to patient accounts receivable and accounts receivable- other.

(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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
Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By:	/s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board

By:	/s/ Jerald Pullins Jerald Pullins	Vice Chairman of the Board

By:	/s/ Bruce D. Broussard Bruce D. Broussard	Director

By:	/s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director

By:	/s/ Marlin W. Johnston Marlin W. Johnston	Director

By:	/s/ Livingston Kosberg Livingston Kosberg	Director

By:	/s/ Mark J. Brookner Mark J. Brookner	Director

By:	/s/ Regg Swanson Regg Swanson	Director

By:	/s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10.4+	2003 Stock Incentive Plan [filed April 20, 2004 with Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and incorporated herein by reference].
10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

Number	Description

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2008].
10.21+	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).
10.22	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.23	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.24	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
10.25	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2009).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.