Form 10-Q
period 2010-03-31
U S PHYSICAL THERAPY INC /NV
filed 2010-05-10
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of May 10, 2010, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,614,508.

ITEM 1.	FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$11,471	$6,429
Patient accounts receivable, less allowance for doubtful accounts of $2,031 and $1,830, respectively	23,482	22,300
Accounts receivable — other, less allowance for doubtful accounts of $50 and $42, respectively	2,146	1,331
Other current assets	2,124	2,959

Total current assets	39,223	33,019

Fixed assets:
Furniture and equipment	32,154	31,973
Leasehold improvements	18,916	19,012

	51,070	50,985
Less accumulated depreciation and amortization	37,185	36,646

	13,885	14,339
Goodwill	68,801	57,247
Other intangible assets, net	5,830	5,955
Other assets	885	869

	$128,624	$111,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,188	$1,292
Accrued expenses	12,559	12,459
Current portion of notes payable	1,113	1,013

Total current liabilities	14,860	14,764
Notes payable	100	—
Revolving line of credit	10,900	400
Deferred rent	1,011	1,027
Other long-term liabilities	2,564	3,013

Total liabilities	29,435	19,204

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,829,245 and 13,828,470 shares issued, respectively	138	138
Additional paid-in capital	43,514	43,210
Retained earnings	78,804	75,632
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	90,828	87,352
Noncontrolling interests	8,361	4,873

Total equity	99,189	92,225

	$128,624	$111,429

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net patient revenues	$48,779	$46,664
Management contract revenues and other revenues	1,626	1,505

Net revenues	50,405	48,169

Clinic operating costs:
Salaries and related costs	26,771	25,403
Rent, clinic supplies, contract labor and other	10,100	10,213
Provision for doubtful accounts	1,034	706
Closure costs	29	2

Total clinic operating costs	37,934	36,324

Corporate office costs	5,805	5,388

Operating income	6,666	6,457

Interest and other income, net	580	3
Interest expense	(64)	(88)

Income before taxes	7,182	6,372
Provision for income taxes	2,051	1,779

Net income including noncontrolling interests	5,131	4,593
Less: net income attributable to noncontrolling interests	(1,959)	(1,839)

Net income attributable to common shareholders	$3,172	$2,754

Earnings per share attributable to common shareholders:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

Shares used in computation:
Basic	11,614	12,020

Diluted	11,840	12,025

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income including noncontrolling interests	$5,131	$4,593
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,431	1,472
Provision for doubtful accounts	1,034	706
Equity-based awards compensation expense	306	414
(Gain) Loss on sale of business and sale or abandonment of assets, net	(558)	27
Deferred income tax	(284)	54
Other	(24)	(117)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,583)	(503)
(Increase) decrease in accounts receivable — other	(62)	197
Decrease (increase) in other assets	741	(144)
Decrease in accounts payable and accrued expenses	(58)	(324)
(Decrease) increase in other liabilities	(45)	58

Net cash provided by operating activities	6,029	6,433

INVESTING ACTIVITIES
Purchase of fixed assets	(588)	(1,562)
Purchase of businesses, net of cash acquired	(8,785)	—
Acquisitions of noncontrolling interests	(17)	—
Net proceeds on sale of fixed assets and business	125	10

Net cash used in investing activities	(9,265)	(1,552)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(2,237)	(2,393)
Purchase and retirement of common stock	—	(2,647)
Proceeds from revolving line of credit	19,500	5,700
Payments on revolving line of credit	(9,000)	(4,500)
Payment of notes payable	—	(73)
Excess tax benefit from stock options exercised	8	—
Proceeds from exercise of stock options	7	—

Net cash provided by (used in) financing activities	8,278	(3,913)

Net increase in cash	5,042	968
Cash — beginning of period	6,429	10,113

Cash — end of period	$11,471	$11,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$419	$1,744
Interest	$—	$5
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$225	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225
Proceeds from exercise of stock options	—	—	7	—	—	—	7	—	7
Tax benefit from exercise of stock options	—	—	8	—	—	—	8	—	8
Compensation expense — restricted stock	—	—	275	—	—	—	275	—	275
Compensation expense — stock options	—	—	31	—	—	—	31	—	31
Purchase of business	—	—	—	—	—	—	—	3,858	3,858
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Purchase of noncontrolling interests	—	—	(17)	—	—	—	(17)	—	(17)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(2,237)	(2,237)
Net income	—	—	—	3,172	—	—	3,172	1,959	5,131

Balance March 31, 2010	13,829	$138	$43,514	$78,804	(2,215)	$(31,628)	$90,828	$8,361	$99,189

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
The Company continues to seek to attract physical and occupational therapists who have established relationships with physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In addition, the Company has acquired a majority interest in a number of clinics through acquisitions.
During the three months ended March 31, 2010, the Company opened one new clinic, acquired five, sold five and closed two. The clinic opened was a new Clinic Partnership. On February 26, 2010, the Company acquired a 70% interest in five clinics and, on March 31, 2010, the Company sold its 51% interest in five Texas clinics. The Company ended March 2010 with 367 clinics.
The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2009.
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
Goodwill
For 2010 acquisitions, goodwill represents the excess of the amount paid and fair value of the noncontrolling interests over the fair value of the acquired business assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional-paid-in-capital.
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. Historically, the Company has not combined any of the reporting units for impairment testing because they did not meet the criteria for aggregation. For each purchase of the equity interest, goodwill is assigned to the respective clinic or group of clinics, if deemed appropriate.
An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. During the three months ended March 31, 2010, the Company did not identify any triggering events that would require the performance of impairment testing during the period.
Noncontrolling interests
The Company recognizes noncontrolling interests as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to noncontrolling interests is included in consolidated net income on the face of the income statement. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date.
When the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional-paid-in-capital. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.

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
The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in clinic operating costs in the statement of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible. Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the Medicare Improvements for Patients and Providers Act as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April the Continuing Extension Act of 2010 was signed into law extending the zero percent update through May 31, 2010.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate, for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 is $1,860.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will result in some lost revenues to the Company.
Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2010. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues, and hence, our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2010.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2010 and 2009.
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals as detailed in the credit agreement.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through March 31, 2010.

Stock Options
The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes (i) compensation for all stock-based payments granted prior to, but not yet vested, on January 1, 2006, based on the grant-date fair value estimated at the time of grant and (ii) compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the three months ended March 31, 2010.
Restricted Stock
Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Typically the transfer restrictions for shares granted to employees lapse in equal installments on the following five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation. There were no shares of restricted stock granted during the three months ended March 31, 2010.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income attributable to common shareholders	$3,172	$2,754

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,614	12,020
Effect of dilutive securities - Stock options	226	5

Denominator for diluted earnings per share - adjusted weighted-average shares	11,840	12,025

Earnings per share attributable to common shareholders:
Basic	$0.27	$0.23

Diluted	$0.27	$0.23

Options to purchase 110,000 and 881,000 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
The restricted stock issued is included in basic and diluted shares for the earnings per share computation.
3. ACQUISITIONS AND DIVESTITURE
Acquisition of Businesses
On February 26, 2010, the Company acquired a 70% interest in a five clinic outpatient therapy group (“February Acquisition”). The purchase price for the 70% interest in the February Acquisition was $9.0 million, which consisted of $8.8 million in cash and $200,000 in seller notes, which are payable in two principal installments totaling $100,000 each in February 2011 and 2012. The seller notes accrue interest at 4% per annum. For the February Acquisition, the

Company incurred acquisition costs totaling $0.1 million which was expensed. The consideration paid for the February Acquisition was derived through arm’s length negotiations. Funding for the cash portion of the purchase price was provided by the Company’s credit facility.
Because of the proximity of the February Acquisition to quarter ended March 31, 2010, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2010 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.
The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$8,710
Seller notes	200

Total consideration	$8,910

Estimated fair value of net tangible assets acquired:
Total current assets	$991
Total non-current assets	360
Total liabilities	(106)

Net tangible assets acquired	$1,245
Goodwill	11,523
Fair value of noncontrolling interest	(3,858)

$8,910

On March 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000 (“March Acquisition”), which consisted of $75,000 of cash and a payable of $25,000. The purchase price was allocated $30,000 to non-current assets and $70,000 to goodwill. The practice was consolidated into an existing clinic.
The results of operations of the February Acquisition and March Acquisition have been included in the Company’s consolidated financial statements since the respective dates acquired. Unaudited proforma consolidated financial information for these two acquisitions has not been included as the results were not material to current operations.
Divestiture of business
On March 31, 2010, the Company sold its 51% interest in a joint venture of five Texas clinics. The Company recorded a pre-tax gain of $578,000, which is included in other income in the consolidated statements of net income. Of the $974,000 sales price, $213,000 was received on March 31, 2010 and the remaining $761,000 (included in accounts receivable – other on the March 31, 2010 balance sheet) was received in April 2010.
The operating results of these locations were not material to the operations of the Company, and therefore, the operating results of these clinics were not reclassified and reported as discontinued operations. The cash flow impact of these clinics was determined to be immaterial for the consolidated statements of cash flows.

4. Goodwill
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months
Ended
March 31,
2010
Beginning balance	$57,247
Goodwill acquired during the year	11,593
Goodwill written off	(39)

Ending balance	$68,801

The goodwill written off relates to the five Texas clinics sold in March 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. During the three months ended March 31, 2010, the Company opened one new clinic, acquired five, sold five and closed two. The clinic opened was a new Clinic Partnership. On February 26, 2010, the Company acquired a 70% interest in five clinics and, on March 31, 2010, the Company sold its 51% interest in five Texas clinics. At March 31, 2010, we operated 367 clinics in 43 states. The average age of our clinics at March 31, 2010 was 7.1 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 14 third-party facilities under management as of March 31, 2010.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months
	Ended March 31,
	2010	2009
Number of clinics, at the end of period	367	365
Working Days	63	63
Average visits per day per clinic	20.2	20.3
Total patient visits	468,651	462,958

Net patient revenue per visit	$104.08	$100.80
Statement of operations per visit:
Net revenues	$107.55	$104.05
Salaries and related costs	57.12	54.87
Rent, clinic supplies, contract labor and other	21.55	22.06
Provision for doubtful accounts	2.21	1.53
Closure costs	0.06	—

Contribution from clinics	26.61	25.59
Corporate office costs	12.39	11.64

Operating income from continuing operations	$14.22	$13.95

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
•	Net revenues increased to $50.4 million for the three months ended March 31, 2010 (“2010 First Quarter”) from $48.2 million for the three months ended March 31, 2009 (“2009 First Quarter”) due to an increase of $3.28 from $100.80 to $104.08 in net patient revenue per visit and a 1.2% increase in patient visits from 463,000 to 469,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with certain payors.

•	Net income attributable to our common shareholders for the 2010 First Quarter was $3.2 million versus $2.8 million for the 2009 First Quarter. Net income was $0.27 per diluted share for the 2010 First Quarter as compared to $0.23 per diluted share for the 2009 First Quarter. Total diluted shares were 11.8 million for the 2010 First Quarter and 12.0 million for the 2009 First Quarter.
Net Patient Revenues
•	Net patient revenues increased to $48.8 million for the 2010 First Quarter from $46.7 million for the 2009 First Quarter, an increase of $2.1 million, or 4.5%, due to an increase of $3.28 in net patient revenues per visit from $100.80 to $104.08 and a 1.2% increase in patient visits from 463,000 to 469,000.

•	The growth in patient visits was attributable to an increase of 14,000 visits in clinics opened or acquired between April 1, 2009 and March 31, 2010 (“New Clinics”) offset by a decrease of 8,000 for clinics opened or acquired prior to April 1, 2009 (“Mature Clinics”).

•	The $2.1 million net patient revenues increase for the 2010 First Quarter included $1.5 million from New Clinics and $0.6 million from Mature Clinics, especially from those opened in 2009 First Quarter due to increased business.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $121,000 from $1,505,000 to $1,626,000 due to additional management contracts in place. During the 2010 First Quarter, we had 14 management contracts versus 11 for the 2009 First Quarter.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 75.3% for the 2010 First Quarter and 75.4% for the 2009 First Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $26.8 million for the 2010 First Quarter from $25.4 million for the 2009 First Quarter, an increase of $1.4 million, or 5.4%. The $1.4 million increase included costs of $1.0 million attributable to the New Clinics. The remaining increase was due to slightly higher costs of $0.4 million at the Mature Clinics. Salaries and related costs as a percentage of net revenues were 53.1% for the 2010 First Quarter and 52.7% for the 2009 First Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other decreased to $10.1 million for the 2010 First Quarter from $10.2 million for the 2009 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.4 million for the 2010 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.5 million in the 2010 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.0% for the 2010 First Quarter and 21.2% for the 2009 First Quarter.

     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.0 million for the 2010 First Quarter and $0.7 million for the 2009 First Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 2.1% for the 2010 First Quarter and 1.5% for the 2009 First Quarter. Our allowance for bad debts for patients accounts receivable as a percentage of total patient accounts receivable was 7.9% at March 31, 2010, as compared to 7.6% at December 31, 2009. Our days sales outstanding was 46 days at March 31, 2010 compared to 45 days at December 31, 2009.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.8 million, or 11.5% of net revenues, for the 2010 First Quarter and $5.4 million, or 11.2% of net revenues for the 2009 First Quarter. This increase of $0.4 million is due to increased salaries and benefits, increased accrual for incentive compensation and legal fees associated with the February Acquisition. In accordance with current accounting guidance, costs related to acquisition activity are expensed as incurred.
Interest and Other Income
Other income in the 2010 First Quarter included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Interest Expense
Interest expense was $64,000 for the 2010 First Quarter and $88,000 for the 2009 First Quarter, which represents a decrease of $24,000, or 27.3%, due to a decrease in average borrowings outstanding during the period in 2010 compared to 2009. At March 31, 2010, $10.9 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $2.1 million for the 2010 First Quarter from $1.8 million for the 2009 First Quarter. During the 2010 First Quarter, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.3% versus 39.2% for the 2009 First Quarter.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $2.0 million for the 2010 First Quarter and $1.8 million for the 2009 First Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 15.7% for the 2010 First Quarter and 15.5% for the 2009 First Quarter.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2010, we had $11.4 million in cash compared to cash of $6.4 million at December 31, 2009, an increase of 78.4%. At March 31, 2010, cash included those funds required for payroll which occurred on April 2, 2010. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, clinic closure costs accrued, future clinic development and investments through at least March 2011. Significant acquisitions would likely require financing under our existing revolving credit facility.
The increase in cash of $5.0 million from December 31, 2009 to March 31, 2010 was due to $6.0 million provided by operations, $10.5 million of net proceeds from our Credit Agreement and $0.1 million proceeds from the sale of fixed asset and business, offset by major uses of cash which included: purchase of businesses ($8.8 million), purchase of fixed assets ($0.6 million) and distributions to noncontrolling interest partners ($2.2 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and includes standard financial covenants. Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of our common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2010, the outstanding balance on the revolving credit facility was $10.9 million leaving $39.1 million in availability, and we were in compliance with all of the covenants thereunder.
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
In connection with the February Acquisition, we incurred notes payable in the aggregate totaling $200,000 payable in two equal annual installments totaling $100,000 on February 26, 2011 and 2012, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. In addition, we assumed leases with remaining terms ranging from three to nine and one-half years for the operating facilities.
In connection with the acquisition of a 65% interest in an outpatient rehabilitation practice with four clinics in November 2008, we incurred a note payable in the amount of $400,400 payable in equal annual installments totaling $200,200 beginning November 18, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities. At March 31, 2010, the principal amount outstanding related to this note was $200,200.
In connection with the acquisition of a 65% interest in Rehab Management Group in October 2008, we incurred a note payable in the amount of $157,100 payable in equal annual installments totaling $78,550 beginning October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009, we paid $1.2 million of additional consideration related to this acquisition related to operating results for the first year. Such amount was recorded as goodwill. At March 31, 2010, the principal amount outstanding related to this note was $78,550.
In connection with the acquisition of a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics in June 2008, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments totaling $475,312, plus any accrued and unpaid interest, which began June 11, 2009. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of the first year. At March 31, 2010, the principal amount outstanding related to these notes was $475,312.
In connection with the acquisition of a 70% interest in STAR Physical Therapy, LP in September 2007, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments totaling $333,333, plus any accrued and unpaid interest, with the first payment due September 6, 2008. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities. At March 31, 2010, the principal amount outstanding related to these notes was $258,333.
Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a noncontrolling interest partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s interest at a predetermined multiple of earnings before interest and taxes.
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended March 31, 2010, we did not purchase any shares. As of March 31, 2010, there were approximately 730,000 shares remaining that could be purchased under these programs.
FACTORS AFFECTING FUTURE RESULTS
The risks related to our business and operations include:
•	The uncertain economic conditions and the historically high unemployment rate may have material adverse impacts on our business and financial condition that we currently cannot predict.

•	We depend upon reimbursement by third-party payors.

•	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

•	We also depend upon our ability to recruit and retain experienced physical and occupational therapists.

•	Our revenues may fluctuate due to weather.

•	Our operations are subject to extensive regulation.

•	Healthcare reform legislation may affect our business.

•	We operate in a highly competitive industry.

•	We may incur closure costs and losses.

•	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

•	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.
See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II – Other Information – “Item 1A. Risk Factors“of this report.

FORWARD LOOKING STATEMENTS
Forward-Looking Statements
We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	revenue and earnings expectations;

•	general economic conditions;

•	business and regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see our periodic reports filed with the Securities and Exchange Commission (the “SEC”) for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this press release. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at March 31, 2010, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $109,000.

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
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors.
The risk factor presented below updates and replaces a risk factor disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and should be considered in addition to the risk factors disclosed in that Annual Report. There have been no other material changes to the Company’s risk factors as set forth in “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount, except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the DRA, which allowed the CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the MIPPA, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extends the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law extending the zero percent update through May 31, 2010.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act, which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate, for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the limit for 2010 is $1,860.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lost revenues to the Company.
For a further description of this and other laws and regulations involving governmental reimbursements, see “Business — Sources of Revenue” and “— Regulation and Healthcare Reform” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 30, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.2+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.3+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.4+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: May 10, 2010	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

(duly authorized officer and principal financial and accounting officer)
By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 30, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.2+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.3+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

10.4+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management compensatory plan