Form 10-Q
period 2010-06-30
U S PHYSICAL THERAPY INC /NV
filed 2010-08-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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
☐ Yes  ☑ No
As of August 4, 2010, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,632,258.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$7,176	$6,429
Patient accounts receivable, less allowance for doubtful accounts of $2,215 and $1,830, respectively	23,115	22,300
Accounts receivable — other, less allowance for doubtful accounts of $59 and $42, respectively	1,565	1,331
Other current assets	3,356	2,959

Total current assets	35,212	33,019
Fixed assets:
Furniture and equipment	32,220	31,973
Leasehold improvements	18,999	19,012

	51,219	50,985
Less accumulated depreciation and amortization	37,816	36,646

	13,403	14,339
Goodwill	67,359	57,247
Other intangible assets, net	7,569	5,955
Other assets	923	869

	$124,466	$111,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,522	$1,292
Accrued expenses	10,429	12,459
Current portion of notes payable	637	1,013

Total current liabilities	12,588	14,764
Notes payable	100	—
Revolving line of credit	3,600	400
Deferred rent	877	1,027
Other long-term liabilities	3,513	3,013

Total liabilities	20,678	19,204

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,846,995 and 13,828,470 shares issued, respectively	138	138
Additional paid-in capital	43,742	43,210
Retained earnings	83,255	75,632
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	95,507	87,352
Noncontrolling interests	8,281	4,873

Total equity	103,788	92,225

	$124,466	$111,429

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net patient revenues	$52,296	$50,291	$101,075	$96,955
Management contract revenues and other revenues	1,807	1,496	3,433	3,001

Net revenues	54,103	51,787	104,508	99,956

Clinic operating costs:
Salaries and related costs	27,644	26,430	54,415	51,833
Rent, clinic supplies, contract labor and other	10,238	10,098	20,338	20,311
Provision for doubtful accounts	734	869	1,768	1,575
Closure costs	(14)	32	15	34

Total clinic operating costs	38,602	37,429	76,536	73,753

Corporate office costs	5,511	5,871	11,316	11,259

Operating income	9,990	8,487	16,656	14,944

Interest and other income, net	2	2	582	5
Interest expense	(81)	(113)	(145)	(201)

Income before taxes	9,911	8,376	17,093	14,748
Provision for income taxes	2,877	2,342	4,928	4,121

Net income including noncontrolling interests	7,034	6,034	12,165	10,627
Less: net income attributable to noncontrolling interests	(2,583)	(2,412)	(4,542)	(4,251)

Net income attributable to common shareholders	$4,451	$3,622	$7,623	$6,376

Earnings per share attributable to common shareholders:
Basic	$0.38	$0.31	$0.66	$0.54

Diluted	$0.38	$0.31	$0.64	$0.54

Shares used in computation:
Basic	11,622	11,615	11,618	11,816

Diluted	11,857	11,653	11,849	11,822

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income including noncontrolling interests	$12,165	$10,627
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,865	2,947
Provision for doubtful accounts	1,768	1,575
Equity-based awards compensation expense	578	798
(Gain) loss on sale of business and sale or abandonment of assets, net	(408)	31
Deferred income tax	453	62
Other	(162)	(238)
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(2,059)	505
(Increase) decrease in accounts receivable — other	(234)	191
(Increase) decrease in other assets	(401)	109
Decrease in accounts payable and accrued expenses	(2,086)	(1,390)
Increase (decrease) in other liabilities	61	(526)

Net cash provided by operating activities	12,540	14,691

INVESTING ACTIVITIES
Purchase of fixed assets	(1,588)	(2,290)
Purchase of businesses, net of cash acquired	(8,878)	—
Acquisitions of noncontrolling interests	(215)	—
Net proceeds on sale of fixed assets and business	895	32

Net cash used in investing activities	(9,786)	(2,258)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(4,831)	(5,100)
Purchase and retirement of common stock	—	(5,586)
Proceeds from revolving line of credit	27,800	10,950
Payments on revolving line of credit	(24,600)	(11,750)
Payment of notes payable	(476)	(621)
Excess tax benefit from stock options exercised	12	—
Proceeds from exercise of stock options	88	—

Net cash used in financing activities	(2,007)	(12,107)

Net increase in cash	747	326
Cash — beginning of period	6,429	10,113

Cash — end of period	$7,176	$10,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,787	$5,072
Interest	$115	$95
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$225	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225
Issuance of restricted stock	22	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	6	—	88	—	—	—	88	—	88
Tax benefit from exercise of stock options	—	—	12	—	—	—	12	—	12
Compensation expense — restricted stock	—	—	537	—	—	—	537	—	537
Compensation expense — stock options	—	—	41	—	—	—	41	—	41
Purchase of business	—	—	—	—	—	—	—	3,858	3,858
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Purchase of noncontrolling interests	—	—	(146)	—	—	—	(146)	(69)	(215)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(4,831)	(4,831)
Net income	—	—	—	7,623	—	—	7,623	4,542	12,165

Balance June 30, 2010	13,847	$138	$43,742	$83,255	(2,215)	$(31,628)	$95,507	$8,281	$103,788

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
The Company continues to seek to attract physical and occupational therapists who have established relationships with patients and physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. In addition, the Company has acquired a majority interest in a number of clinics through acquisitions.
During the three months ended June 30, 2010, the Company opened seven new clinics and closed five. Of the seven clinics opened, two were new Clinic Partnerships and the remaining five were satellites of existing clinics. During the six months ended June 30, 2010, the Company opened eight new clinics, acquired five, sold five and closed seven. Of the eight clinics opened, three were new Clinic Partnerships and the remaining five were satellites of existing clinics. On February 26, 2010, the Company acquired a 70% interest in five clinics in the northeast and, on March 31, 2010, the Company sold its 51% interest in a five clinic joint venture in Texas. The Company ended June 2010 with 369 clinics.
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
Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2009 and Item 1A. — Risk Factors — included in this report.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as noncontrolling interests.
Wholly-Owned Facilities
For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs — salaries and related costs. The respective liability is included in current liabilities — accrued expenses on the balance sheet.

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
Goodwill
For 2010 acquisitions, goodwill represents the excess of the amount paid and fair value of the noncontrolling interests over the fair value of the acquired business assets which include certain intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.
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
An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. During the six months ended June 30, 2010, the Company did not identify any triggering event that would require the performance of impairment testing during the period.
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
When the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest partner.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the Medicare Improvements for Patients and Providers Act (“MIPPA”) as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate beyond the allotted Medicare Cap for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 is $1,860.
On June 25, 2010, the President signed into law the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act (“PACMBPRA”). The legislation increases reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lower revenues to the Company.
On June 25, 2010, CMS released a proposed MPFS that includes changes to the reimbursement for Medicare related therapy services that could go into effect on January 1, 2011. The proposed fee schedule calls for a 50% reduction in reimbursement of practice expenses for secondary procedures when multiple therapy services are provided in the same day. This proposed reduction would result in an estimated 10% to 12% rate reduction (net of a 2.2% rate increase for 2010 to the MPFS) for therapy services provided in calendar year 2011 for Medicare patients. For the six months ended June 30, 2010, revenue from Medicare approximated 20 percent of net patient revenues.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2010. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues, and hence, our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2010.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2010 and 2009.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance incurred through June 30, 2010.
Stock Options
The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes (i) compensation for all stock-based payments granted prior to, but not yet vested, on January 1, 2006, based on the grant-date fair value estimated at the time of grant and (ii) compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the six months ended June 30, 2010.
Restricted Stock
Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Typically the transfer restrictions for shares granted to employees lapse in equal installments on the following five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the service period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation. There were 22,750 shares of restricted stock granted during the six months ended June 30, 2010.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareholders	$4,451	$3,622	$7,623	$6,376

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,622	11,615	11,618	11,816
Effect of dilutive securities - Stock options	235	38	231	6

Denominator for diluted earnings per share - adjusted weighted-average shares	11,857	11,653	11,849	11,822

Earnings per share attributable to common shareholders:
Basic	$0.38	$0.31	$0.66	$0.54

Diluted	$0.38	$0.31	$0.64	$0.54

Options to purchase 107,250 and 718,000 shares for the three months ended June 30, 2010 and 2009, respectively, and 107,250 and 874,000 for the six months ended June 30, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
The restricted stock issued is included in basic and diluted shares for the earnings per share computation.
3. ACQUISITIONS AND DIVESTITURE
Acquisition of Businesses
On February 26, 2010, the Company acquired a 70% interest in a five clinic outpatient therapy group in the northeast (“February Acquisition”). The purchase price for the 70% interest in the February Acquisition was $9.0 million, which consisted of $8.8 million in cash and $200,000 in seller notes, which are payable in two principal installments of $100,000 in February 2011 and 2012. The seller notes accrue interest at 3.25% per annum. For the February Acquisition, the Company incurred acquisition costs totaling $0.1 million which were expensed. The consideration paid for the February Acquisition was derived through arm’s length negotiations. Funding for the cash portion of the purchase price was provided by the Company’s credit facility.
The purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired, including intangible assets, and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company completed its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.
The purchase price allocation is as follows (in thousands):

Cash paid	$8,803
Seller notes	200

Total consideration	$9,003

Estimated fair value of net tangible assets acquired:
Total current assets	$838
Total non-current assets	390
Total liabilities	(338)

Net tangible assets acquired	$890
Referral relationships	700
Non compete, 6 years	190
Tradename	1,000
Goodwill	10,081
Fair value of noncontrolling interest	(3,858)

$9,003

The value assigned to (i) referral relationships will be amortized to expense equally over 12 years following the date of acquisition, (ii) non compete will be amortized over six years and (iii) tradename and goodwill will be tested at least annually for impairment.
On March 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000 (“March Acquisition”), which consisted of $75,000 of cash and a payable of $25,000. The purchase price was allocated $30,000 to non-current assets and $70,000 to goodwill. The practice was consolidated into an existing Company clinic.
The results of operations of the February Acquisition and March Acquisition have been included in the Company’s consolidated financial statements since the respective dates acquired. Unaudited proforma consolidated financial information for these two acquisitions has not been included as the results were not material to current operations.

Divestiture of Business
On March 31, 2010, the Company sold its 51% interest in a joint venture of five Texas clinics for $974,000. The Company recorded a pre-tax gain of $578,000, which is included in other income in the consolidated statements of net income.
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
4. GOODWILL
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months
Ended
June 30,
2010
Beginning balance	$57,247
Goodwill acquired during the year	10,151
Goodwill written off	(39)

Ending balance	$67,359

The goodwill written off relates to the five Texas clinics sold in March 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. During the three months ended June 30, 2010, we opened seven new clinics and closed five. Of the seven clinics opened, two were new Clinic Partnerships and the remaining five were satellites of existing clinics. During the six months ended June 30, 2010, we opened eight new clinics, acquired five, sold five and closed seven. Of the eight clinics opened, three were new Clinic Partnerships and five were satellites of existing clinics. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast and, on March 31, 2010, we sold our 51% interest in five Texas clinics. At June 30, 2010, we operated 369 clinics in 42 states. The average age of our clinics at June 30, 2010 was 7.2 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 13 third-party facilities under management as of June 30, 2010.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Number of clinics, at the end of period	369	366	369	366
Working Days	64	64	127	127
Average visits per day per clinic	21.2	20.8	20.7	20.6
Total patient visits	497,478	487,292	966,129	950,250
Net patient revenue per visit	$105.12	$103.21	$104.62	$102.03
Statement of operations per visit:
Net revenues	$108.76	$106.28	$108.17	$105.19
Salaries and related costs	55.57	54.24	56.32	54.55
Rent, clinic supplies, contract labor and other	20.58	20.72	21.05	21.37
Provision for doubtful accounts	1.48	1.78	1.83	1.66
Closure costs	(0.03)	0.07	0.02	0.03

Contribution from clinics	31.16	29.47	28.95	27.58
Corporate office costs	11.08	12.05	11.71	11.85

Operating income from continuing operations	$20.08	$17.42	$17.24	$15.73

RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
•	Net revenues increased to $54.1 million for the three months ended June 30, 2010 (“2010 Second Quarter”) from $51.8 million for the three months ended June 30, 2009 (“2009 Second Quarter”) due to an increase of $1.91 from $103.21 to $105.12 in net patient revenue per visit and a 2.1% increase in patient visits from 487,000 to 497,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors.

•	Net income attributable to our common shareholders for the 2010 Second Quarter was $4.5 million versus $3.6 million for the 2009 Second Quarter. Net income was $0.38 per diluted share for the 2010 Second Quarter as compared to $0.31 per diluted share for the 2009 Second Quarter. Total diluted shares were 11.9 million for the 2010 Second Quarter and 11.7 million for the 2009 Second Quarter.
Net Patient Revenues
•	Net patient revenues increased to $52.3 million for the 2010 Second Quarter from $50.3 million for the 2009 Second Quarter, an increase of $2.0 million, or 4.0%, due to an increase of $1.91 in net patient revenues per visit from $103.21 to $105.12 and a 2.1% increase in patient visits from 487,000 to 497,000.

•	The growth in patient visits was attributable to an increase of 23,000 visits in clinics opened or acquired between July 1, 2009 and June 30, 2010 (“New Clinics”), primarily due to the February Acquisition. This increase was offset by a decrease of 13,000 visits for clinics opened or acquired prior to July 1, 2009 (“Mature Clinics”).

•	The $2.0 million net patient revenues increase for the 2010 Second Quarter included $2.5 million from New Clinics offset by a decrease of $0.5 million from Mature Clinics.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $311,000 from $1,496,000 to $1,807,000 due to additional management contracts in place. During the 2010 Second Quarter, we had 15 active management contracts (two were discontinued on June 29, 2010) versus 11 for the 2009 Second Quarter.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 71.3% for the 2010 Second Quarter and 72.3% for the 2009 Second Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $27.6 million for the 2010 Second Quarter from $26.4 million for the 2009 Second Quarter, an increase of $1.2 million, or 4.6%. The $1.2 million increase included costs of $1.4 million attributable to the New Clinics offset by $0.2 million decrease in costs related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 51.1% for the 2010 Second Quarter and 51.0% for the 2009 Second Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $10.2 million for the 2010 Second Quarter and $10.1 million for the 2009 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.6 million for the 2010 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.5 million in the 2010 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 18.9% for the 2010 Second Quarter and 19.5% for the 2009 Second Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2010 Second Quarter and $0.9 million for the 2009 Second Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.4% for the 2010 Second Quarter and 1.7% for the 2009 Second Quarter. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.7% at June 30, 2010, as compared to 7.6% at December 31, 2009. Our days sales outstanding was 46 days at June 30, 2010 compared to 45 days at December 31, 2009.

Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.5 million, or 10.2% of net revenues, for the 2010 Second Quarter and $5.9 million, or 11.3% of net revenues for the 2009 Second Quarter. This decrease of $0.4 million is due to a decrease in accrual for incentive compensation.
Interest Expense
Interest expense was $81,000 for the 2010 Second Quarter and $113,000 for the 2009 Second Quarter, which represents a decrease of $32,000, or 28.3%, due to a decrease in average borrowings outstanding during the 2010 period compared to the 2009 period. At June 30, 2010, $3.6 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $2.9 million for the 2010 Second Quarter from $2.3 million for the 2009 Second Quarter. During the 2010 and 2009 Second Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to noncontrolling interest) of 39.3%.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $2.6 million for the 2010 Second Quarter and $2.4 million for the 2009 Second Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 16.7% for the 2010 Second Quarter and 16.8% for the 2009 Second Quarter.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
•	Net revenues increased to $104.5 million for the six months ended June 30, 2010 (“2010 Six Months”) from $100.0 million for the six months ended June 30, 2009 (“2009 Six Months”) due to an increase of $2.59 from $102.03 to $104.62 in net patient revenue per visit and a 1.7% increase in patient visits from 950,000 to 966,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors.

•	Net income attributable to our common shareholders for the 2010 Six Months was $7.6 million versus $6.4 million for the 2009 Six Months. Net income was $0.64 per diluted share for the 2010 Six Months as compared to $0.54 per diluted share for the 2009 Six Months. Total diluted shares were 11.8 million for the 2010 Six Months and for the 2009 Six Months.
Net Patient Revenues
•	Net patient revenues increased to $101.1 million for the 2010 Six Months from $97.0 million for the 2009 Six Months, an increase of $4.1 million, or 4.2%, due to an increase of $2.59 in net patient revenues per visit from $102.03 to $104.62 and a 1.7% increase in patient visits from 950,000 to 966,000.

•	The growth in patient visits was attributable to an increase of 34,000 visits in New Clinics, primarily due to the February Acquisition, offset by a decrease of 18,000 visits for Mature Clinics.

•	The $4.1 million net patient revenues increase for the 2010 Six Months included $3.8 million from New Clinics and $0.3 million from Mature Clinics.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $432,000 from $3,001,000 to $3,433,000 due to additional management contracts in place. During the 2010 Six Months, we had 14 active management contracts from January through May and 15 in June (two were discontinued on June 29, 2010) versus 11 for all months in the 2009 Six Months.

Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 73.2% for the 2010 Six Months and 73.8% for the 2009 Six Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $54.4 million for the 2010 Six Months from $51.8 million for the 2009 Six Months, an increase of $2.6 million, or 5.0%. The $2.6 million increase included costs of $2.2 million attributable to the New Clinics and a $0.4 million increase related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.1% for the 2010 Six Months and 51.9% for the 2009 Six Months.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $20.3 million for the 2010 Six Months and for the 2009 Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.9 million for the 2010 Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.9 million for the 2010 Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.5% for the 2010 Six Months and 20.3% for the 2009 Six Months.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.8 million for the 2010 Six Months and $1.6 million for the 2009 Six Months. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.7% for the 2010 Six Months and 1.6% for the 2009 Six Months. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.7% at June 30, 2010, as compared to 7.6% at December 31, 2009. Our days sales outstanding was 46 days at June 30, 2010 compared to 45 days at December 31, 2009.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $11.3 million, or 10.8% of net revenues, for the 2010 Six Months and $11.3 million, or 11.3% of net revenues for the 2009 Six Months.
Interest and Other Income
Other income in the 2010 Six Months included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Interest Expense
Interest expense was $145,000 for the 2010 Six Months and $201,000 for the 2009 Six Months, which represents a decrease of $56,000, or 27.9%, due to a decrease in average borrowings outstanding during the 2010 period compared to the 2009 period. At June 30, 2010, $3.6 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $4.9 million for the 2010 Six Months from $4.1 million for the 2009 Six Months. During the 2010 and 2009 Six Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to noncontrolling interest) of 39.3%.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $4.5 million for the 2010 Six Months and $4.3 million for the 2009 Six Months. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 16.2% for the 2010 Six Months and the 2009 Six Months.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2010, we had $7.1 million in cash compared to cash of $6.4 million at December 31, 2009, an increase of 11.6%. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and availability of $46.4 million under our revolving credit facility at June 30, 2010 are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, clinic closure costs accrued, future clinic development and investments through at least June 2011. Significant acquisitions would likely require financing under our existing revolving credit facility.
The increase in cash of $0.7 million from December 31, 2009 to June 30, 2010 was due to $12.5 million provided by operations, $3.2 million of net proceeds from our Credit Agreement and $0.9 million of net proceeds on the sale of fixed assets and business, offset by major uses of cash which included: purchase of businesses and noncontrolling interests ($9.1 million), purchase of fixed assets ($1.6 million), distributions to noncontrolling interest partners ($4.8 million) and payments on notes payable ($0.5 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5%. The Credit Agreement has a four year term maturing August 31, 2011, is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio, as defined in the Credit Agreement . Proceeds from the Credit Agreement may be used for acquisitions, working capital, purchases of our common stock, capital expenditures and other corporate purposes. Fees under the Credit Agreement include a closing fee of .25% and an unused commitment fee ranging from .1% to .35% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2010, the outstanding balance on the revolving credit facility was $3.6 million leaving $46.4 million in availability, and we were in compliance with all of the covenants thereunder.
Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions in selected markets. We also from time to time purchase the noncontrolling interests in our Clinic Partnerships. Generally, any acquisition or purchase of noncontrolling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
In connection with the February Acquisition, we incurred notes payable in the aggregate totaling $200,000 payable in two equal annual installments of $100,000 on February 26, 2011 and 2012, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 3.25% per annum. In addition, we assumed leases with remaining terms ranging from three to nine and one-half years for the operating facilities.
In connection with the acquisition of a 65% interest in an outpatient rehabilitation practice with four clinics in November 2008, we incurred a note payable in the amount of $400,400 payable in two equal annual installments of $200,200 which began November 18, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. At June 30, 2010, the principal amount outstanding related to this note was $200,200. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities.

In connection with the acquisition of a 65% interest in Rehab Management Group (“RMG”) in October 2008, we incurred a note payable in the amount of $157,100 payable in equal annual installments of $78,550 which began October 8, 2009, plus any accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on October 8, 2010. At June 30, 2010, the principal amount outstanding related to this note was $78,550. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009, we paid $1.2 million of additional consideration related to RMG’s operating results for the first year. Such amount was recorded as additional goodwill.
In connection with the acquisition of a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics in June 2008, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments of $475,312, plus any accrued and unpaid interest, which began June 11, 2009. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding was paid on June 11, 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of this acquisition during the first two years.
In connection with the acquisition of a 70% interest in STAR Physical Therapy, LP in September 2007, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of $333,333, plus any accrued and unpaid interest, with the first payment being made on September 6, 2008. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding is due and payable on September 6, 2010. At June 30, 2010, the principal amount outstanding related to these notes was $258,333. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.
Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a noncontrolling interest partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s interest at a predetermined multiple of earnings before interest and taxes.
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock; however, the terms of the Company’s bank credit agreement had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the six months ended June 30, 2010, we did not purchase any shares. As of June 30, 2010, there were approximately 730,000 shares remaining that could be purchased under these programs.
FACTORS AFFECTING FUTURE RESULTS
The risks related to our business and operations include:
•	The uncertain economic conditions and the historically high unemployment rate in the United States may have material adverse impacts on our business and financial condition that we currently cannot predict.

•	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

•	Changes as a result of healthcare reform legislation may affect our business.

•	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

•	We also depend upon our ability to recruit and retain experienced physical and occupational therapists.

•	Our revenues may fluctuate due to weather.

•	Our operations are subject to extensive regulation.

•	We operate in a highly competitive industry.

•	We may incur closure costs and losses.

•	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

•	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II — Other Information — “Item 1A. Risk Factors” in this report.
FORWARD LOOKING STATEMENTS
Forward-Looking Statements
We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status,

•	revenue and earnings expectations;

•	general economic conditions;

•	business and regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. Based on the balance of the revolving credit facility at June 30, 2010, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $36,000.

ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company’s management completed an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and (ii) that our disclosure controls and procedures are effective.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a MPFS published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount, except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except for services provided in hospitals. In 2006, Congress passed the DRA, which allowed CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the MIPPA as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010.
On March 23, 2010, the President signed into law the PPACA, which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate beyond the allotted Medicare Cap for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 is $1,860.
On June 25, 2010, the President signed into law the PACMBPRA. The legislation increases reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.
Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, it is assumed that the Medicare Cap will continue to result in some lost revenues to our Company.
On June 25, 2010, CMS released a proposed MPFS that includes changes to the reimbursement for Medicare related therapy services that could go into effect on January 1, 2011. The proposed fee schedule calls for a 50% reduction in reimbursement of practice expenses for secondary procedures when multiple therapy services are provided in the same day. This proposed reduction would result in an estimated 10% to 12% rate reduction (net of a 2.2% rate increase for 2010 to the MPFS) for therapy services provided in calendar 2011 for Medicare patients. For the six months ended June 30, 2010, revenue from Medicare approximated 20 percent of our net patient revenues.
For a further description of this and other laws and regulations involving governmental reimbursements, see “Business — Sources of Revenue” and “— Regulation and Healthcare Reform” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 (incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 5, 2010	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
10.1+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as
amended and restated March 26, 2010 (incorporated by reference to
Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Compensatory plan