Form 10-Q
period 2010-09-30
U S PHYSICAL THERAPY INC /NV
filed 2010-11-04
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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
☐ Yes ☑ No
As of November 3, 2010, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,641,288.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash	$9,720	$6,429
Patient accounts receivable, less allowance for doubtful accounts of $2,226 and $1,830, respectively	23,900	22,300
Accounts receivable — other, less allowance for doubtful accounts of $81 and $42, respectively	1,500	1,331
Other current assets	2,944	2,959

Total current assets	38,064	33,019

Fixed assets:
Furniture and equipment	32,491	31,973
Leasehold improvements	19,240	19,012

	51,731	50,985
Less accumulated depreciation and amortization	38,546	36,646

	13,185	14,339
Goodwill	67,327	57,247
Other intangible assets, net	7,448	5,955
Other assets	930	869

	$126,954	$111,429

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,224	$1,292
Accrued expenses	13,450	12,459
Current portion of notes payable	379	1,013

Total current liabilities	15,053	14,764
Notes payable	100	—
Revolving line of credit	—	400
Deferred rent	900	1,027
Other long-term liabilities	4,387	3,013

Total liabilities	20,440	19,204

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,856,025 and 13,828,470 shares issued, respectively	139	138
Additional paid-in capital	44,114	43,210
Retained earnings	85,729	75,632
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	98,354	87,352
Noncontrolling interests	8,160	4,873

Total equity	106,514	92,225

	$126,954	$111,429

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net patient revenues	$51,748	$49,578	$152,823	$146,533
Management contract revenues and other revenues	1,650	1,459	5,083	4,460

Net revenues	53,398	51,037	157,906	150,993

Clinic operating costs:
Salaries and related costs	27,991	26,823	82,406	78,656
Rent, clinic supplies, contract labor and other	10,162	10,179	30,500	30,490
Provision for doubtful accounts	695	1,001	2,463	2,576
Closure costs	19	49	34	83

Total clinic operating costs	38,867	38,052	115,403	111,805

Corporate office costs	5,798	5,790	17,114	17,049

Operating income	8,733	7,195	25,389	22,139

Interest and other income, net	1	2	583	7
Interest expense	(50)	(93)	(195)	(294)

Income before taxes	8,684	7,104	25,777	21,852
Provision for income taxes	2,507	1,964	7,435	6,085

Net income including noncontrolling interests	6,177	5,140	18,342	15,767
Less: net income attributable to noncontrolling interests	(2,302)	(2,039)	(6,844)	(6,290)

Net income attributable to common shareholders	$3,875	$3,101	$11,498	$9,477

Earnings per share attributable to common shareholders:
Basic	$0.33	$0.27	$0.99	$0.81

Diluted	$0.33	$0.26	$0.97	$0.80

Shares used in computation:
Basic	11,667	11,570	11,634	11,734

Diluted	11,889	11,748	11,862	11,781

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income including noncontrolling interests	$18,342	$15,767
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,276	4,439
Provision for doubtful accounts	2,463	2,576
Equity-based awards compensation expense	919	1,213
(Gain) loss on sale of business and sale or abandonment of assets, net	(350)	103
Deferred income tax	1,104	190
Other	(175)	(406)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,616)	(513)
(Increase) decrease in accounts receivable — other	(169)	192
Decrease (increase) in other assets	95	(32)
Increase in accounts payable and accrued expenses	664	1,534
Increase (decrease) in other liabilities	229	(546)

Net cash provided by operating activities	23,782	24,517

INVESTING ACTIVITIES
Purchase of fixed assets	(2,670)	(3,282)
Purchase of businesses, net of cash acquired	(8,846)	—
Acquisitions of noncontrolling interests	(553)	(135)
Net proceeds on sale of fixed assets and business	897	53

Net cash used in investing activities	(11,172)	(3,364)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(7,236)	(7,429)
Purchase and retirement of common stock	(1,401)	(5,586)
Proceeds from revolving line of credit	36,800	17,450
Payments on revolving line of credit	(37,200)	(25,450)
Payment of notes payable	(734)	(1,026)
Excess tax benefit from stock options exercised	48	44
Proceeds from exercise of stock options	404	57

Net cash used in financing activities	(9,319)	(21,940)

Net increase (decrease) in cash	3,291	(787)
Cash — beginning of period	6,429	10,113

Cash — end of period	$9,720	$9,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,168	$6,946
Interest	$139	$268
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$275	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	31	1	403	—	—	—	404	—	404
Tax benefit from exercise of stock options	—	—	48	—	—	—	48	—	48
Compensation expense — restricted stock	—	—	872	—	—	—	872	—	872
Compensation expense — stock options	—	—	47	—	—	—	47	—	47
Purchase of business	—	—	—	—	—	—	—	3,858	3,858
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Purchase and retirement of treasury shares	(87)	—	—	(1,401)	—	—	(1,401)	—	(1,401)
Purchase of noncontrolling interests	—	—	(466)	—	—	—	(466)	(87)	(553)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(7,236)	(7,236)
Net income	—	—	—	11,498	—	—	11,498	6,844	18,342

Balance September 30, 2010	13,856	$139	$44,114	$85,729	(2,215)	$(31,628)	$98,354	$8,160	$106,514

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
During the three months ended September 30, 2010, the Company opened five new clinics as satellites of existing clinics and closed two clinics. During the nine months ended September 30, 2010, the Company opened 13 new clinics, acquired five, sold five and closed nine. Of the 13 clinics opened, three were new Clinic Partnerships and the remaining ten were satellites of existing clinics. On February 26, 2010, the Company acquired a 70% interest in five clinics in the northeast and, on March 31, 2010, the Company sold its 51% interest in a five clinic joint venture in Texas. The Company ended September 2010 with 372 clinics.
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
Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2009 and Item 1A. – Risk Factors – included in this report.
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
Goodwill
For 2010 acquisitions, goodwill represents the excess of the amount paid and fair value of the noncontrolling interests over the fair value of the acquired business assets, which include certain intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a noncontrolling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. The Company did not combine any of the reporting units for impairment testing in any year presented because they did not meet the criteria for aggregation. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2010 and 2009 did not result in any goodwill amounts that were deemed impaired.
An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. The price/earnings ratio, discount rate and residual capitalization rate factors were updated to reflect current market conditions for the third quarter of 2010 goodwill impairment test.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided by hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. CMS subsequently revised the exceptions procedures and eliminated the manual exceptions process. Beginning January 1, 2008, all services that required exceptions to the Medicare Cap were processed as automatic exceptions. While the basic procedure for obtaining an automatic exception remained the same, CMS expanded requirements for documentation related to the medical necessity of services provided above the cap. Under the Medicare Improvements for Patients and Providers Act (“MIPPA”) as passed July 16, 2008, the extension process remained through December 31, 2009. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010.
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
On November 2, 2010 CMS released a final ruling on the Multiple Procedure Payment Reduction (MPPR) that includes changes to the reimbursement for Medicare related therapy services that will become effective January 1, 2011. Under MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 25%. This reduction will result in an estimated 7% rate reduction for therapy services provided in calendar year 2011 for Medicare. In addition, CMS will make changes to the Relative Value Units (RVUs) and the Geographic Practice Costs Index (GPCI) to the Resource Based Relative Value System (RBRVS) that would potentially mitigate the 7% rate reduction, assuming that Congress acts with regard to the pending Sustainable Growth Rate (SGR) Physician Fee Schedule reduction.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2010. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period in order to assess the accuracy of our revenues, and hence, our contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2010.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2010 and 2009.
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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to limit the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from Company obligated costs incurred through September 30, 2010.
Stock Options
The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes (i) compensation for all stock-based payments granted prior to, but not yet vested, on January 1, 2006, based on the grant-date fair value estimated at the time of grant and (ii) compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the three months and nine months ended September 30, 2010 and September 30, 2009.
Restricted Stock
Restricted stock issued to employees and directors is subject to certain conditions, including continued employment or continued service on the board, respectively. The transfer restrictions for shares granted to employees lapse in equal quarterly or annual installments over three to five years from the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the service period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation. There were 70,550 and 93,300 shares of restricted stock granted during the three months and nine months ended September 30, 2010, respectively. There were 63,000 and 92,000 shares of restricted stock granted during the three months and nine months ended September 30, 2009, respectively.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common shareholders	$3,875	$3,101	$11,498	$9,477

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,667	11,570	11,634	11,734
Effect of dilutive securities -
Stock options	222	178	228	47

Denominator for diluted earnings per share - adjusted weighted-average shares	11,889	11,748	11,862	11,781

Earnings per share attributable to common shareholders:
Basic	$0.33	$0.27	$0.99	$0.81

Diluted	$0.33	$0.26	$0.97	$0.80

Options to purchase 107,250 and 177,000 shares for the three months ended September 30, 2010 and 2009, respectively, and 107,250 and 688,000 for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculations for the respective periods because the options’ exercise prices were greater than the average market price of the common shares during the periods.
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
The purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired, including intangible assets, and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. During the second quarter of 2010, the Company completed its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will result in adjustments to goodwill.
The purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$8,718
Seller notes	200

Total consideration	$8,918

Estimated fair value of net tangible assets acquired:
Total current assets	$761
Total non-current assets	390
Total liabilities	(262)

Net tangible assets acquired	$889
Referral relationships	700
Non-compete	190
Tradename	1,000
Goodwill	9,996
Fair value of noncontrolling interest	(3,857)

$8,918

The value assigned to (i) referral relationships will be amortized to expense equally over 12 years following the date of acquisition, (ii) non-compete obligations will be amortized over six years and (iii) tradename and goodwill will be tested at least annually for impairment.
On March 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000 (“March Acquisition”), which consisted of $75,000 of cash and a payable of $25,000. The purchase price was allocated $30,000 to non-current assets and $70,000 to goodwill. Effective July 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000 (“July Acquisition”), which consisted of $50,000 cash and a payable of $50,000. The purchase price was allocated $30,000 to non-current assets, $20,000 to non-competition agreement and $50,000 to goodwill. Both practices were consolidated into existing Company clinics.

The results of operations of the February Acquisition, March Acquisition and July Acquisition have been included in the Company’s consolidated financial statements since the respective dates acquired. Unaudited proforma consolidated financial information for these three acquisitions has not been included as the results were not material to current operations.
Divestiture of Business
On March 31, 2010, the Company sold its 51% interest in a joint venture of five Texas clinics for $974,000. The Company recorded a pre-tax gain of $578,000, which is included in other income in the consolidated statement of net income.
The operating results of these locations were not material to the operations of the Company, and therefore, the operating results of these clinics were not reclassified and reported as discontinued operations. The cash flow impact of these clinics was determined to be immaterial to the consolidated statements of cash flows.
4. GOODWILL
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months
Ended
September 30
2010
Beginning balance	$57,247
Goodwill acquired during the year	10,119
Goodwill written off	(39)

Ending balance	$67,327

The goodwill written off relates to the five Texas clinics sold in March 2010.
5. COMMON STOCK
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under those programs.
In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months and nine months ended September 30, 2010, the Company purchased 86,522 shares for an aggregate purchase price of $1.4 million. During the nine months ended September 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million. No shares were purchased during the three months ended September 30, 2009. Using the September 30, 2010 closing price of $16.72 per share, there were approximately 479,000 shares remaining that could be purchased under these programs.
6. SUBSEQUENT EVENT
Effective October 13, 2010, the Company amended the $50,000,000 Credit Agreement with Bank of America (“Credit Agreement”) to extend the maturity date from August 31, 2011 to August 21, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate, as defined in the Credit Agreement, ranging from .1% to 1%. The Credit Agreement is unsecured and has loan convenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio, as defined in the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Our Business
We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. During the three months ended September 30, 2010, we opened five new clinics as satellites of existing clinics and closed two clinics. During the nine months ended September 30, 2010, we opened 13 new clinics, acquired five, sold five and closed nine. Of the 13 clinics opened, three were new Clinic Partnerships and ten were satellites of existing clinics. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast and, on March 31, 2010, we sold our 51% interest in five Texas clinics. At September 30, 2010, we operated 372 clinics in 42 states. The average age of our clinics at September 30, 2010 was 7.4 years.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 13 third-party facilities under management as of September 30, 2010.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Number of clinics, at the end of period	372	367	372	367
Working days	64	64	191	191
Average visits per day per clinic	20.4	20.4	20.6	20.5
Total patient visits	483,152	479,385	1,449,281	1,429,635

Net patient revenue per visit	$107.11	$103.42	$105.45	$102.50
Statement of operations per visit:
Net revenues	$110.52	$106.46	$108.96	$105.62
Salaries and related costs	57.93	55.95	56.86	55.02
Rent, clinic supplies, contract labor and other	21.03	21.23	21.05	21.32
Provision for doubtful accounts	1.44	2.09	1.70	1.80
Closure costs	0.04	0.10	0.02	0.06

Contribution from clinics	30.08	27.09	29.33	27.42
Corporate office costs	12.00	12.08	11.81	11.93

Operating income from continuing operations	$18.08	$15.01	$17.52	$15.49

RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
•	Net revenues increased to $53.4 million for the three months ended September 30, 2010 (“2010 Third Quarter”) from $51.0 million for the three months ended September 30, 2009 (“2009 Third Quarter”) due to an $3.69 increase from $103.42 to $107.11 in net patient revenue per visit and a slight increase in patient visits from 479,000 to 483,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors.

•	Net income attributable to our common shareholders for the 2010 Third Quarter was $3.9 million versus $3.1 million for the 2009 Third Quarter. Net income was $0.33 per diluted share for the 2010 Third Quarter as compared to $0.26 per diluted share for the 2009 Third Quarter. Total diluted shares were 11.9 million for the 2010 Third Quarter and 11.7 million for the 2009 Third Quarter.
Net Patient Revenues
•	Net patient revenues increased to $51.7 million for the 2010 Third Quarter from $49.6 million for the 2009 Third Quarter, an increase of $2.1 million, or 4.4%, due to an increase of $3.69 in net patient revenues per visit from $103.42 to $107.11 and a slight increase in patient visits from 479,000 to 483,000.

•	The growth in patient visits was attributable to 20,000 visits in clinics opened or acquired between October 1, 2009 and September 30, 2010 (“New Clinics”), primarily due to the February Acquisition. This increase was offset by a decrease of 16,000 visits for clinics opened or acquired prior to October 1, 2009 (“Mature Clinics”).

•	The $2.1 million net patient revenues increase for the 2010 Third Quarter was attributable to New Clinics. Net patient revenues from Mature Clinics remained relatively constant between the two periods.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $191,000 from $1,459,000 to $1,650,000 due to higher revenues from additional management contracts in place. During the 2010 Third Quarter, we had 13 active management contracts versus 12 for the 2009 Third Quarter.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 72.8% for the 2010 Third Quarter and 74.6% for the 2009 Third Quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $28.0 million for the 2010 Third Quarter from $26.8 million for the 2009 Third Quarter, an increase of $1.2 million, or 4.4%. The $1.2 million increase included costs of $1.5 million attributable to the New Clinics offset by a $0.3 million decrease in costs related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.4% for the 2010 Third Quarter and 52.6% for the 2009 Third Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $10.2 million for the 2010 Third Quarter and for the 2009 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.7 million for the 2010 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.7 million in the 2010 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.0% for the 2010 Third Quarter and 19.9% for the 2009 Third Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.7 million for the 2010 Third Quarter and $1.0 million for the 2009 Third Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.3% for the 2010 Third Quarter and 2.0% for the 2009 Third Quarter. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.5% at September 30, 2010, as compared to 7.6% at December 31, 2009. Our days sales outstanding was 47 days at September 30, 2010 compared to 45 days at December 31, 2009.

Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.8 million for the 2010 Third Quarter and 2009 Third Quarter. As a percentage of net revenues, corporate office costs were 10.9% for the 2010 Third Quarter and 11.3% for the 2009 Third Quarter.
Interest Expense
Interest expense was $50,000 for the 2010 Third Quarter and $93,000 for the 2009 Third Quarter, which represents a decrease of $43,000, or 46.2%, due to a decrease in average borrowings outstanding during the 2010 period compared to the 2009 period. At September 30, 2010, no amounts were outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $2.5 million for the 2010 Third Quarter from $2.0 million for the 2009 Third Quarter. During the 2010 and 2009 Third Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to noncontrolling interests) of 39.3% and 38.8%, respectively.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $2.3 million for the 2010 Third Quarter and $2.0 million for the 2009 Third Quarter. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 15.8% for the 2010 Third Quarter and 15.7% for the 2009 Third Quarter.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
•	Net revenues increased to $157.9 million for the nine months ended September 30, 2010 (“2010 Nine Months”) from $151.0 million for the nine months ended September 30, 2009 (“2009 Nine Months”) due to an increase of $2.95 from $102.50 to $105.45 in net patient revenue per visit and a 1.4% increase in patient visits from 1,430,000 to 1,449,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors.

•	Net income attributable to our common shareholders for the 2010 Nine Months was $11.5 million versus $9.5 million for the 2009 Nine Months. Net income was $0.97 per diluted share for the 2010 Nine Months as compared to $0.80 per diluted share for the 2009 Nine Months. Total diluted shares were 11.9 million for the 2010 Nine Months and 11.8 million for the 2009 Nine Months.
Net Patient Revenues
•	Net patient revenues increased to $152.8 million for the 2010 Nine Months from $146.5 million for the 2009 Nine Months, an increase of $6.3 million, or 4.3%, due to an increase of $2.95 in net patient revenues per visit from $102.50 to $105.45 and a 1.4% increase in patient visits from 1,430,000 to 1,449,000.

•	The growth in patient visits was attributable to 45,000 visits in New Clinics, primarily due to the February Acquisition, offset by a decrease of 26,000 visits for Mature Clinics.

•	The $6.3 million net patient revenues increase for the 2010 Nine Months included $5.1 million from New Clinics and $1.2 million from Mature Clinics.
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
Management Contract and Other Revenues
Management contract and other revenues increased by $623,000 from $4,460,000 to $5,083,000 primarily due to additional management contracts in place.

Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 73.1% for the 2010 Nine Months and 74.0% for the 2009 Nine Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $82.4 million for the 2010 Nine Months from $78.7 million for the 2009 Nine Months, an increase of $3.7 million, or 4.8%. The $3.7 million increase included costs of $3.2 million attributable to the New Clinics and a $0.5 million increase related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.2% for the 2010 Nine Months and 52.1% for the 2009 Nine Months.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $30.5 million for the 2010 Nine Months and for the 2009 Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2010 Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $1.4 million for the 2010 Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.3% for the 2010 Nine Months and 20.2% for the 2009 Nine Months.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $2.5 million for the 2010 Nine Months and $2.6 million for the 2009 Nine Months. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.6% for the 2010 Nine Months and 1.8% for the 2009 Nine Months. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.6% at September 30, 2010, as compared to 7.6% at December 31, 2009. Our days sales outstanding was 47 days at September 30, 2010 compared to 45 days at December 31, 2009.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $17.1 million, or 10.8% of net revenues, for the 2010 Nine Months and $17.0 million, or 11.3% of net revenues for the 2009 Nine Months.
Interest and Other Income
Other income in the 2010 Nine Months included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Interest Expense
Interest expense was $195,000 for the 2010 Nine Months and $294,000 for the 2009 Nine Months, which represents a decrease of $99,000, or 33.7%, due to a decrease in average borrowings outstanding during the 2010 period compared to the 2009 period. At September 30, 2010, no amounts were outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility contained in the Credit Agreement.
Provision for Income Taxes
The provision for income taxes increased to $7.4 million for the 2010 Nine Months from $6.1 million for the 2009 Nine Months. During the 2010 and 2009 Nine Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to noncontrolling interests) of 39.3% and 39.1%, respectively.
Noncontrolling Interests
Net income attributable to noncontrolling interests was $6.8 million for the 2010 Nine Months and $6.3 million for the 2009 Nine Months. Net income attributable to noncontrolling interests as a percentage of operating income before corporate office costs was 16.1% for the 2010 Nine Months and the 2009 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2010, we had $9.7 million in cash compared to cash of $6.4 million at December 31, 2009, an increase of 51.2%. Although start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and availability of $50.0 million under our revolving credit facility at September 30, 2010 are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least September 2011. Significant acquisitions would likely require financing under our existing revolving credit facility.
The increase in cash of $3.3 million from December 31, 2009 to September 30, 2010 was due to $23.8 million provided by operations, $0.9 million of net proceeds on the sale of fixed assets and business and $0.4 million from exercise of stock options, offset by major uses of cash which included: purchase of businesses and noncontrolling interests ($9.4 million), distributions to noncontrolling interest partners ($7.2 million), purchase of fixed assets ($2.7 million), purchase of our common stock ($1.4 million) and payments on notes payable and net reduction of the balance on the Credit Agreement ($1.1 million).
Effective August 27, 2007, we entered into the Credit Agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008. Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement (“October Amendment”) to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate, as defined in the Credit Agreement, ranging from .1% to 1%. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio, as defined in the Credit Agreement. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the October Amendment include a closing fee of $15,000 and an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2010, no amounts were outstanding on the revolving credit facility resulting in $50.0 million of availability, and we were in compliance with all of the covenants thereunder.
Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions. We also from time to time purchase the noncontrolling interests in our Clinic Partnerships. Generally, any acquisition or purchase of noncontrolling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
In connection with the February Acquisition, we incurred notes payable in the aggregate totaling $200,000 payable in two equal annual installments of $100,000 on February 26, 2011 and 2012, plus accrued and unpaid interest. Interest accrues at a fixed rate of 3.25% per annum. In addition, we assumed leases with remaining terms ranging from three to nine and one-half years for the operating facilities.

In connection with the acquisition of a 65% interest in an outpatient rehabilitation practice with four clinics in November 2008, we incurred a note payable in the amount of $400,400 payable in two equal annual installments of $200,200 which began November 18, 2009, plus accrued and unpaid interest. Interest accrues at a fixed rate of 4.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding is due and payable on November 18, 2010. At September 30, 2010, the principal amount outstanding related to this note was $200,200. In addition, we assumed leases with remaining terms ranging from nine months to three years for the operating facilities.
In connection with the acquisition of a 65% interest in Rehab Management Group (“RMG”) in October 2008, we incurred a note payable in the amount of $157,100 payable in equal annual installments of $78,550 which began October 8, 2009, plus accrued and unpaid interest. Interest accrues at a fixed rate of 5.00% per annum. At September 30, 2010, the principal amount outstanding related to this note was $78,550. The final principal payment and any accrued and unpaid interest was paid in October 2010. The purchase agreement also provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009, we paid $1,200,000 of additional consideration related to RMG’s operating results for the first year. Such amount was recorded as additional goodwill.
In connection with the acquisition of a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics in June 2008, we incurred notes payable in the aggregate totaling $950,625 payable in equal annual installments of $475,312, plus accrued and unpaid interest, which began June 11, 2009. Interest accrues at a fixed rate of 5.00% per annum. The final principal payment and any accrued and unpaid interest then outstanding was paid in June 2010. The purchase agreement also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of this acquisition during the first two years.
In connection with the acquisition of a 70% interest in STAR Physical Therapy, LP in September 2007, we incurred notes payable in the aggregate totaling $1,000,000 payable in equal annual installments of $333,333, plus accrued and unpaid interest, with the first payment being made on September 6, 2008. Interest accrues at a fixed rate of 8.25% per annum. The remaining principal and any accrued and unpaid interest then outstanding was paid in September 2010. In addition, we assumed leases with remaining terms ranging from two months to six years for the operating facilities.
Except for RMG, in conjunction with the above mentioned acquisitions, in the event that a noncontrolling interest partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s interest at a predetermined multiple of earnings before interest and taxes.
In September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months and nine months ended September 30, 2010, we purchased 86,522 shares of our common stock. During 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million. No shares were purchased during the three months ended September 30, 2009. Using the September 30, 2010 closing price of $16.72 per share, there were approximately 479,000 shares remaining that could be purchased under these programs.
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

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II – Other Information – “Item 1A. Risk Factors”in this report.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At September 30, 2010, no amounts were outstanding on our revolving credit facility.

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
Substantially all of our revenues are derived from private and governmental third-party payors. In 2009, approximately 80% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 20% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.
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
On November 2, 2010 CMS released a final ruling on the Multiple Procedure Payment Reduction (MPPR) that includes changes to the reimbursement for Medicare related therapy services that will become effective January 1, 2011. Under MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 25%. This reduction will result in an estimated 7% rate reduction for therapy services provided in calendar year 2011 for Medicare. In addition, CMS will make changes to the Relative Value Units (RVUs) and the Geographic Practice Costs Index (GPCI) to the Resource Based Relative Value System (RBRVS) that would potentially mitigate the 7% rate reduction, assuming that Congress acts with regard to the pending Sustainable Growth Rate (SGR) Physician Fee Schedule reduction.
For a further description of this and other laws and regulations involving governmental reimbursements, see “Business — Sources of Revenue” and “— Regulation and Healthcare Reform” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended September 30, 2010.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs (1)
July 1, 2010 through July 31, 2010	—	$—	—	731,628
August 1, 2010 through August 31, 2010	—	$—	—	731,628
September 1, 2010 through September 30, 2010	86,522	$16.20	86,522	645,106

Total	86,522	$16.20	86,522	645,106

(1)	In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of the Company’s common stock. In connection with the March 2009 Authorization, the Company amended its Credit Agreement to permit the share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended September 30, 2010, the Company purchased 86,522 shares for an aggregate price of $1.4 million. There were no shares purchased in the preceding six months ended June 30, 2010. The number of shares that may yet be purchased is calculated on the shares authorized to be repurchased less those repurchased, subject to this cumulative $15,000,000 limit. Without amending the Credit Agreement, there were approximately 479,000 shares remaining that could be purchased under these programs using the September 30, 2010 closing price of $16.72 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: November 4, 2010	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith