Form 10-K
period 2010-12-31
U S PHYSICAL THERAPY INC /NV
filed 2011-03-10
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2010 was $149,121,600 based on the closing sale price reported on the Nasdaq Global Select Market for the registrant’s common stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2011, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,788,846.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	revenue and earnings expectations;

•	general economic conditions;

•	business and regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We also provide physician services to third parties and operate two clinics which specialize in the outpatient, non-surgical treatment of osteo arthritis degenerative joint disease and other musculoskeletal conditions. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop and acquire outpatient clinics on a national basis. At December 31, 2010, we operated 392 outpatient physical therapy clinics in 42 states. The average age of the 392 clinics in operation at December 31, 2010 was 7.5 years. There were 292 clinics operated under Clinic Partnerships and 100 were operated as Wholly-Owned Facilities. Of the 392 clinics, we developed 287 and acquired 105. During 2010, we opened 19 clinics, acquired 25, closed 15 and sold 5. Our highest concentration of clinics are in the following states — Tennessee, Texas, Michigan, Georgia, Maryland, New Jersey, Wisconsin, Oklahoma, Virginia, Florida, and Indiana. In addition to our 392 clinics, at December 31, 2010, we also managed 15 physical therapy practices for third parties, including physicians.

During 2010, we acquired a majority interest in 25 clinics in three separate transactions. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast (“Northeast Acquisition”). On December 21, 2010, we acquired a 70% interest in a six clinic physical therapy group in the mid-Atlantic region (“Mid-Atlantic Acquisition”). On December 31, 2010, we acquired a 65% interest in a 14 clinic physical therapy group located in the southeast (“Southeast Acquisition”).

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that many clinic groups operate more than one clinic location. Of the 19 clinics opened in 2010, seven were with new partners and 12 were satellites of existing partnerships. In 2011, we intend to continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs. In addition, we will evaluate acquisition opportunities.

Therapists at our clinics initially perform a comprehensive evaluation of each patient, which is then followed by a treatment plan specific to the injury as prescribed by the patient’s physician. The treatment plan may include a number of procedures, including therapeutic exercise, manual therapy techniques, ultrasound, electrical stimulation, hot packs, iontophoresis, education on management of daily life skills and home exercise programs. A clinic’s business primarily comes from referrals by local physicians. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare and workers’ compensation insurance.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing therapists of the clinics own a portion of the limited partnership interests. Historically, the therapist partners had no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2010, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 64% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the great majority of the Clinic Partnerships, the managing therapist of each clinic owns the remaining limited partnership interest in the Clinic Partnerships.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term of up to three years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by his or her Clinic Partnership. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon his or her ownership interest. Upon termination of employment, the Company typically has the right, but is not obligated, to purchase the therapist’s partnership interest in Clinic Partnerships. In connection with several of our acquired clinics, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

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

Our typical clinic occupies approximately 1,500 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics. Typical minimum staff at a clinic consists of a licensed physical therapist and an office manager, as well as, if appropriate, a medical advisor. As patient visits grow, staffing may also include additional physical therapists, occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

We provide services at our clinics on an outpatient basis. Patients are usually treated for approximately one hour per day, two to three times a week, typically for two to six weeks. We generally charge for treatment on a per procedure basis. Medicare patients are charged based on prescribed time increments and Medicare billing standards. In addition, our clinics will develop, when appropriate, individual maintenance and self-management exercise programs to be continued after treatment. We continually assess the potential for developing new services and expanding the methods of providing our existing services in the most efficient manner while providing high quality patient care.

FACTORS INFLUENCING DEMAND FOR THERAPY SERVICES

We believe that the following factors, among others, influence the growth of outpatient physical therapy services:

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

Earlier Hospital Discharge.  Changes in health insurance reimbursement, both public and private, have encouraged the earlier discharge of patients to reduce costs. We believe that early hospital discharge practices foster greater demand for outpatient physical therapy services.

Aging Population.  In general, the elderly population has a greater incidence of disability compared to the population as a whole. As this segment of the population grows, we believe that demand for rehabilitation services will expand.

MARKETING

We focus our marketing efforts primarily on physicians, including orthopedic surgeons, neurosurgeons, physiatrists, internal medicine physicians, podiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing relationships with health maintenance organizations, preferred provider organizations, industry and case managers and insurance companies.

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

The following table shows our payor mix for the years ended:

	December 31, 2010		December 31, 2009		December 31, 2008
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(Net Patient Revenues in Thousands)

Managed Care Program	63,993	31.4%	61,819	31.6%	61,775	33.8%
Commercial Health
Insurance	50,243	24.6%	49,150	25.2%	45,866	25.1%
Medicare/Medicaid	46,165	22.6%	40,765	20.9%	35,203	19.2%
Workers’ Compensation
Insurance	34,185	16.7%	34,458	17.6%	35,212	19.2%
Other	9,523	4.7%	9,130	4.7%	4,883	2.7%

Total	204,109	100.0%	195,322	100.0%	182,939	100.0%

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

During the year ended December 31, 2010, approximately 24% of our visits and 21% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers. However, we cannot assure you that newly developed clinics will be successful in becoming certified as Medicare providers.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April 2010, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate beyond the allotted Medicare Cap for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 was $1,860. On June 25, 2010, the President signed into law the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act (“PACMBPRA”). The legislation increased reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.

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

On December 15, 2010, the President signed into law the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which tabled for one year the scheduled Medicare rate reduction for physicians, physical therapists and various other healthcare service providers. Further, under the Physician Fee Schedule, during the week of December 27, 2010, CMS released corrected payment amounts for 2011 that incorporates the changes included in the MMEA. Effective January 1, 2011 pursuant to CMS’s ruling on the MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 20% to 25%. This reduction will result in an estimated 5% to 7% rate reduction for our reimbursement for therapy services provided in calendar year 2011 for Medicare patients. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2011 is $1,870

Since the Medicare Cap was implemented, patients who have been impacted by the cap and those who do not qualify for an exception may choose to pay for services in excess of the cap themselves; however, the Medicare Cap may have resulted in some lost revenues to the Company.

Medicare regulations require that a physician or non-physician practitioner certify the need for skilled therapy services for each patient and that these services be provided under an established plan of treatment, which is periodically revised.

Medicaid has not been a material payor for us, constituting less than 2% of historical revenue.

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

Stark Law.  Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA.  In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

We believe that our operations fully comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having as much as six percent of the market share nationally. We believe that our Company ranks third nationally in outpatient rehabilitation providers.

Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete, directly or indirectly, with the physical therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition as consolidation of the therapy industry continues.

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

ENFORCEMENT ENVIRONMENT

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require providers to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for their services by government payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, a determination that our clinics’ billing and coding practices are false or fraudulent could have a material adverse effect on us.

We and our clinics are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare, Medicaid and other governmental programs and third party payors that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers often are unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed a separate violation. The recently enacted Fraud Enforcement and Recovery Act of 2009 (“FERA”) simplified and expanded the principal liability provisions of the False Claims Act and appropriated over $500 million for federal law enforcement authorities to combat financial fraud in 2010 and 2011. Some states also have enacted similar statutes, which may include criminal penalties, substantial fines, and treble damages.

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

We have issued an Ethics and Compliance Manual, created a compliance DVD, hand-outs and an on-line testing program. These tools were prepared to ensure that each clinic as well as every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the

Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees.  Our Compliance Committee, appointed by the Board, consists of four independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, the CO and other compliance and legal personnel. The CO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

The Company has in place a Risk Management Committee consisting of the CO, the Corporate in-house Legal Counsel and the Corporate Vice President of Administration. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

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

Educating Our Employees.  We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible to conduct the initial training sessions on compliance with existing employees. Training is based on our Ethics and Compliance Manual, inclusive of HIPAA information, and our compliance DVD. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

When a clinic opens, the CO provides a package of compliance materials containing manuals and detailed instructions for meeting Medicare Conditions of Participation Standards and other compliance requirements. During follow up training with the director/administrator of the clinic, the CO explains various details regarding requirements and compliance standards. The CO and the compliance staff will remain in contact with the director/administrator while the clinic is implementing compliance standards and will provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance, including guidance to the clinic staff with regard to Medicare certifications, state survey requirements and responses to any inquiries from regulatory agencies.

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

EMPLOYEES

At December 31, 2010, we employed 2,338 people, of which 1,876 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

In the states in which our current clinics are located, persons performing designated physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2010, approximately 77% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 23% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a MPFS published by the HHS. Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount, except for services provided in hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except for services provided in hospitals. In 2006, Congress passed the DRA, which allowed CMS to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010. On March 23, 2010, the President signed into law the PPACA, which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate beyond the allotted Medicare Cap for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 is $1,860. On June 25, 2010, the President signed into law the PACMBPRA. The legislation increased reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.

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

On December 15, 2010, the President signed into law the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which tabled for one year the scheduled Medicare rate reduction for physicians, physical therapists and various other healthcare service providers. Further, under the Physician Fee Schedule, during the week of December 27, 2010, CMS released corrected payment amounts for 2011 that incorporates the changes included in the MMEA. Effective January 1, 2011 pursuant to CMS’s ruling on the MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 20% to 25%. This reduction will result in an estimated 5% to 7% rate reduction for our reimbursement for therapy services provided in calendar year 2011 for Medicare patients. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2011 is $1,870.

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

We also depend upon our ability to recruit and retain experienced physical therapists.

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

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure/permits, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	billing and payment for services.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical therapy clinics. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

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

We may not be successful in obtaining financing for acquisitions at a reasonable cost, or such financing may contain restrictive covenants that limit our operating flexibility. We also may be unable to acquire outpatient physical therapy clinics or successfully operate such clinics following the acquisition.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2010, our stock price ranged from a low of $14.97 per share (on January 28, 2010) to a high of $20.92 per share (on December 22, 2010). Factors, such as announcements concerning changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

Pursuant to our stock incentive plans, our Compensation Committee of the Board of Directors, consisting solely of independent directors, is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

At December 31, 2010, we had reserved approximately 725,000 shares of common stock for issuance under outstanding options. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 9, 2011, there were 61 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2010		2009
Quarter	High	Low	High	Low

First	$19.22	$14.97	$14.05	$6.71
Second	19.38	15.52	15.24	9.32
Third	18.73	15.30	17.42	13.52
Fourth	20.92	16.71	17.30	13.46

On March 3, 2011, we announced that we are initiating a quarterly dividend. USPH shareholders of record as of March 15, 2011 will be paid an initial quarterly dividend of $.08 per share on March 30, 2011.

We are currently restricted from paying dividends in excess of $5,000,000 in any fiscal year on our common stock by our bank credit facility.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2005 through December 31, 2010. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2009 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return
For the Year Ended December 31, 2010

	12/05	12/06	12/07	12/08	12/09	12/10
U. S. Physical Therapy, Inc.	100	66	78	72	92	107
The Nasdaq Stock Market United States Index	100	110	119	57	83	98
The Nasdaq Stock Market Healthcare Index	100	100	131	95	126	152

ITEM 6.	SELECTED FINANCIAL DATA.

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

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		($ in thousands, except per share data)

Net revenues	$211,233	$201,409	$187,686	$151,686	$135,194
Income from continuing operations including noncontrolling interests, net of tax	$24,700	$19,974	$17,089	$14,542	$13,840
Discontinued operations, net of tax	$—	$—	$—	$(77)	$(1,897)
Net income including noncontrolling interests	$24,700	$19,974	$17,089	$14,465	$11,943
Net income attributable to common shareholders	$15,645	$11,767	$10,004	$8,738	$6,296
Per common share
Net income from continuing operations attributable to common shareholders:
Basic	$1.34	$1.01	$0.84	$0.76	$0.70
Diluted	$1.32	$1.00	$0.83	$0.75	$0.70
Net income attributable to common shareholders:
Basic	$1.34	$1.01	$0.84	$0.75	$0.54
Diluted	$1.32	$1.00	$0.83	$0.75	$0.54

	On December 31,
	2010	2009	2008	2007	2006
	($ in thousands)

Total assets	$140,861	$111,429	$118,247	$96,252	$71,457
Long-term debt, less current portion	$5,750	$400	$12,412	$7,959	$797
Working capital	$25,053	$18,255	$24,108	$24,595	$26,811
Current ratio	2.76	2.24	2.65	3.15	3.92
Total long-term debt to total capitalization	0.05	—	0.15	0.11	0.01

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.  We operate outpatient physical therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers.

During the last three years, we completed the following acquisitions:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
	2010

Northeast Acquisition	February 26	70%	5
2010 Mid-Atlantic Acquisition	December 21	70%	6
Southeast Acquisition	December 31	65%	14

	2009
No clinics were acquired

	2008
Michigan Acquisition	January 1	100%	1
2008 Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition. We also operate two clinics which specialize in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions (the “OA Centers”). The first OA Center opened in June 2008.

In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”) which provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs.

At December 31, 2010, we operated 392 clinics, inclusive of the two OA centers, in 42 states. The average age of our clinics at December 31, 2010, was 7.5 years. Of the 392 clinics, we developed 287 of the clinics and acquired 105. In 2010, we opened 19 clinics, acquired 25, closed 15 and sold 5.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of December 31, 2010.

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

Contractual Allowances.  Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2010. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $586,000 for the year ended December 31, 2010. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2010, 2009 and 2008 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2010	2009

Gross accounts receivable	$58,552	$52,763
Less contractual allowances	31,548	28,633

Subtotal — accounts receivable	27,004	24,130
Less allowance for doubtful accounts	2,190	1,830

Net patient accounts receivable	$24,814	$22,300

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2010			December 31, 2009
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total

Managed Care/ Commercial Plans	$9,001	$1,972	$10,973	$8,861	$1,848	$10,709
Medicare/Medicaid	5,328	1,408	6,736	4,293	1,476	5,769
Workers Compensation*	4,952	814	5,766	3,705	624	4,329
Self-pay	872	857	1,729	613	680	1,293
Other**	1,012	788	1,800	1,113	917	2,030

Totals	$21,165	$5,839	$27,004	$18,585	$5,545	$24,130

*	Workers’ compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

The Company does not believe that it has any significant uncertain tax positions at December 31, 2010, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2010 and 2009.

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

Goodwill.  The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill and other intangible assets with indefinite lives for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill and other intangible assets with indefinite lives. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. For each purchase of the equity interest, goodwill and other intangible assets, if any, with indefinite lives are assigned to the respective clinic or group of clinics, if deemed appropriate. If the carrying value of our goodwill and other intangible assets with indefinite lives exceeds the estimated fair value, we are required to allocate the estimated fair value to our assets and liabilities, as if we had just acquired it in a business combination. We then write-down the carrying value of our goodwill and other intangible assets with indefinite lives to the implied fair value. Any such write-down is included as an impairment loss in our consolidated statement of net income. Judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. In addition, we may obtain independent appraisals in certain circumstances. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to apply these valuation techniques. Irrespective of our valuation analysis, future market conditions may deteriorate. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. In 2008, the evaluation of goodwill yielded an impairment charge of $49,000 on a clinic purchased in 1994. The evaluation of goodwill in 2010 and 2009 did not result in any goodwill amounts that were deemed to be impaired. See Note 2 — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in Item 8.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2010	Year ended December 31, 2010
2009	Year ended December 31, 2009
2008	Year ended December 31, 2008
New Clinics	Clinics opened during the year ended December 31, 2010
Mature Clinics	Clinics opened or acquired prior to January 1, 2010
2009 New Clinics	Clinics opened during the year ended December 31, 2009
2009 Mature Clinics	Clinics opened or acquired prior to January 1, 2009
2008 New Clinics	Clinics opened or acquired during the year ended December 31, 2008
2008 Mature Clinics	Clinics opened or acquired prior to January 1, 2008

	For the Years Ended December 31,
	2010	2009	2008

Number of clinics, at the end of period	392	368	360
Working Days	254	255	256
Average visits per day per clinic	20.5	20.4	20.4
Total patient visits	1,926,892	1,899,123	1,865,787
Net patient revenue per visit	$105.92	$102.85	$98.05
Statement of operations per visit:
Net revenues	$109.63	$106.05	$100.59
Salaries and related costs	57.54	55.67	53.74
Rent, clinic supplies, contract labor and other	21.25	21.33	21.33
Provision for doubtful accounts	1.68	1.76	1.65
Closure costs	0.09	0.05	0.23

Contribution from clinics	29.07	27.24	23.64
Corporate office costs	11.84	12.36	10.84

Operating income from continuing operations	$17.23	$14.88	$12.80

RESULTS OF OPERATIONS

FISCAL YEAR 2010 COMPARED TO FISCAL 2009

•	Net revenues rose 4.9% to $211.2 million for 2010 from $201.4 million for 2009 due to a 3.0% increase in net patient revenue per visit to $105.92 from $102.85 for 2009 while the number of patient visits increased by 1.5% from 1,899,000 to 1,927,000. Our net patient revenue per visit has increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors. The 2010 results include 10 months of operations for the clinics acquired in the Northeast Acquisition and eight days of operations for the clinics acquired in the 2010 Mid-Atlantic Acquisition. The 2010 and 2009 results include 254 days and 255 days of operations, respectively.

•	Net income attributable to common shareholders increased 33.0% to $15.6 million for 2010 from $11.8 million. Earnings per diluted share increased to $1.32 from $1.00. Total diluted shares for the years ended December 31, 2010 and 2009 were 11.9 million and 11.8 million, respectively.

Net Patient Revenues

•	Net patient revenues increased to $204.1 million for 2010 from $195.3 million for 2009, an increase of $8.8 million, or 4.5%, primarily due to an increase of $3.07 in patient revenues per visit to $105.92 as previously mentioned.

•	Total patient visits increased to 1,927,000 for 2010 from 1,899,000 for 2009. New Clinics accounted for 62,000 additional visits in 2010 while Mature Clinics accounted for a decrease of 34,000 visits. For 2009 New Clinics, the number of visits increased by 35,000 from 2009 to 2010 due to a full year of activity in 2010. For 2009 Mature Clinics, the number of visits decreased by 69,000 in 2010 as compared to 2009.

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

Management Contract Revenues and Other Revenues

Revenues from management contracts and other revenues increased by approximately $1.0 million from 2009 to 2010 due to additional management contracts in place.

Clinic Operating Costs

Clinic operating costs were 73.5% of net revenues for 2010 and 74.3% of net revenues for 2009. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $110.9 million for 2010 from $105.7 million for 2009, an increase of $5.2 million, or 4.9%. Approximately $4.1 million of the increase was attributable to New Clinics. The remaining $1.1 million of the increase was due to $2.1 million in higher costs at various 2009 New Clinics offset by a decrease of $1.0 million in costs at various 2009 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.5% for 2010 and 2009.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $40.9 million for 2010 from $40.5 million for 2009, an increase of $0.4 million, or 1.1%. For 2010, New Clinics accounted for approximately $1.9 million of the increase and 2009 New Clinics accounted for approximately $0.7 million of the increase due to a full year of activity in 2010. Rent, clinic supplies and other costs for 2009 Mature Clinics decreased $2.2 million in 2010 as compared to 2009 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 19.4% for 2010 and 20.1% for 2009.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables as a percentage of net patient revenues was 1.6% for 2010 and 1.7% for 2009. Our allowance for bad debts as a percentage of total patient accounts receivable was 8.1% at December 31, 2010 and 7.6% at December 31, 2009. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 45 days at December 31, 2010 and December 31, 2009. Receivables in the amount of $2.8 million and $3.8 million were written-off in 2010 and 2009, respectively.

Closure Costs

In 2010, 15 clinics were closed with closure costs amounting to $163,000. For 2009, closure costs amounted to $91,000 related to the closure of 10 clinics.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $22.8 million for 2010 and $23.5 million for 2009, a decrease of $0.7 million. This decrease is primarily due to lower incentive compensation, including the long-term incentive plan. Corporate office costs as a percentage of net revenues were 10.8% for 2010 and 11.7% for 2009.

Interest and Other Income, net

Interest and other income for 2010 included a pre-tax gain of $578,000 from the sale of our 51.0% interest in a five clinic Texas joint venture.

Interest Expense

Interest expense decreased to $236,000 for 2010 from $352,000 for 2009 primarily due to lower average borrowings. At December 31, 2010, $5.5 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes increased to $8.8 million for 2010 from $7.9 million for 2009, an increase of approximately $0.9 million, primarily as a result of higher pre-tax income. During the fourth quarter of 2010, we completed a process to perform a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, we recorded a reduction in our current state income tax provision of $814,000. We consider this reconciliation process to be an annual control and, in the future, we will perform a similar reconciliation process during the fourth quarter of each year. Without the effect of the $814,000, during 2010, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 39.4%. The Company continues to evaluate the effective state tax rate used. For 2009, the results included certain incentive compensation that was not tax deductible thereby slightly increasing the effective income tax rate to 40.3%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $9.1 million in 2010 compared to $8.2 million in 2009. As a percentage of operating income before corporate office costs, net income attributable to noncontrolling interests was 16.2% in 2010 compared to 15.9% in 2009.

FISCAL YEAR 2009 COMPARED TO FISCAL 2008

•	Net revenues rose 7.3% to $201.4 million for 2009 from $187.7 million for 2008 due to a 4.9% increase in net patient revenue per visit to $102.85 from $98.05 for 2008 while the number of patient visits increased by 1.8% from 1,866,000 to 1,899,000. Our net patient revenue per visit increased due to our efforts to provide additional services and to negotiate more favorable reimbursement rates with payors. The 2009 results include a full year of operations for the clinics acquired in 2008. For 2008, the results include 6 1/2 months of operations for the clinics acquired in the 2008 Mid-Atlantic Acquisition and 1 1/2 months of operations for the clinics acquired in the San Antonio Acquisition. The 2009 results include 255 days of operations as compared to 256 days for 2008.

•	Net income attributable to common shareholders increased 17.6% to $11.8 million for 2009 from $10.0 million. Earnings per diluted share increased to $1.00 from $0.83. Total diluted shares for the years ended December 31, 2009 and 2008 were 11.8 million and 12.1 million, respectively.

Net Patient Revenues

•	Net patient revenues increased to $195.3 million for 2009 from $182.9 million for 2008, an increase of $12.4 million, or 6.8%, primarily due to an increase of $4.80 in patient revenues per visit to $102.85 as previously mentioned.

•	Total patient visits increased to 1,899,000 for 2009 from 1,866,000 for 2008. 2009 New Clinics accounted for 24,000 of the increase and 2009 Mature Clinics accounted for 9,000 of the increase. For 2008 New Clinics, the number of visits increased by 98,000 for 2009 as compared to 2008 due to an increase in business for developed clinics and a full year of activity for those acquired in 2008. For 2008 Mature Clinics, the number of visits decreased by 107,000 in 2009 as compared to 2008.

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

Management Contract Revenues and Other Revenues

Revenues from management contracts and other revenues increased by approximately $1.3 million from 2008 to 2009 due to the inclusion of revenues for the complete year in 2009 from the RMG acquisition.

Clinic Operating Costs

Clinic operating costs were 74.3% of net revenues for 2009 and 76.5% of net revenues for 2008. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $105.7 million for 2009 from $100.3 million for 2008, an increase of $5.5 million, or 5.5%. Approximately 27.9% of the increase, or $1.5 million, was attributable to the 2009 New Clinics. The remaining increase of $4.0 million was due to $4.8 million in higher costs at various 2008 New Clinics and a decrease of $0.8 million in costs at various 2008 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.5% for 2009 and 53.4% for 2008.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $40.5 million for 2009 from $39.8 million for 2008, an increase of $0.7 million, or 1.7%. For 2009, 2009 New Clinics accounted for approximately $1.1 million of the increased costs and the 2008 New Clinics accounted for approximately $2.2 million of the increased costs due to a full year of activity for clinics acquired and developed in 2008. Rent, clinic supplies and other costs for 2008 Mature Clinics decreased $2.5 million in 2009 as compared to 2008 due to cost containment efforts. Rent, clinic supplies and other costs as a percentage of net revenues was 20.1% for 2009 and 21.2% for 2008.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts remained relatively stable as a percentage of net revenues for 2009 and 2008. The provision for doubtful accounts for net patient receivables as a percentage of net patient revenues was 1.7% for 2009 and 2008. Our allowance for bad debts as a percentage of total patient accounts receivable was 7.6% at December 31, 2009 and 8.1% at December 31, 2008. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 45 days at December 31, 2009 and 51 days December 31, 2008. This decrease in days outstanding was due to our increased collection efforts. Receivables in the amount of $3.8 million and $3.0 million were written-off in 2009 and 2008, respectively.

Closure Costs

In 2009, 10 clinics were closed with closure costs amounting to $91,000. For 2008, closure costs amounted to $432,000 related to the closure of 18 clinics. 2008 closure costs include $342,000 related to lease obligations and facilities costs, $77,000 related to write-off of unamortized leasehold improvements and $13,000 in severance and salary costs.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $23.5 million for 2009 and $20.2 million for 2008, an increase of $3.3 million. This increase was primarily due to increased incentive compensation, including the long-term incentive plan, related to increased profits. Corporate office costs as a percentage of net revenues were 11.7% for 2009 and 10.8% for 2008.

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

Provision for Income Taxes

The provision for income taxes increased to $7.9 million for 2009 from $6.5 million for 2008, an increase of approximately $1.4 million primarily as a result of higher pre-tax income. During 2009 and 2008, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 40.3% for 2009 and 39.4% for 2008. This increase in the effective rate was due to the non-tax deductible portion of the expense related to the long-term incentive plan.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.2 million in 2009 compared to $7.1 million in 2008. As a percentage of operating income before corporate office costs, net income attributable to noncontrolling interests was 15.9% in 2009 compared to 16.1% in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2010, we had $9.2 million in cash and cash equivalents compared to $6.4 million at December 31, 2009. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments through at least December 2011. The amount outstanding under our revolving credit facility was $5.5 million at December 31, 2010 compared to $400,000 at December 31, 2009. At December 31, 2010, we had $44.5 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

The increase in cash and cash equivalents of $2.8 million from December 31, 2009 to December 31, 2010 was due primarily to $30.5 million provided by operations, $5.1 million of net proceeds on our revolving credit facility, $0.9 million of proceeds on the sale of business and fixed assets and $0.7 million of proceeds and tax benefit related to the exercise of stock options. The major uses of cash for investing and financing activities included: purchase of businesses and earnout payments on a previously acquired business ($18.2 million), distributions to noncontrolling interests ($9.6 million), purchases of fixed assets ($3.7 million), purchases of our common stock ($1.4 million), payments on notes payable ($1.0 million) and purchases of noncontrolling interests ($0.7 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate, as defined in the Credit Agreement, ranging from .1% to 1%. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2010, $5.5 million was outstanding on the revolving credit facility resulting in $44.5 million of availability, and we were in compliance with all of the covenants thereunder.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2010 are summarized as follows (in thousands):

Contractual Obligation	Total	2011	2012	2013	2014	2015	Thereafter

Notes Payable	$6,000	$250	$250	$—	$—	$5,500	$—
Interest Payable	$26	17	9	—	—	—	—
Employee Agreements	$23,932	18,624	3,371	1,447	296	179	15
Operating Leases	$42,292	15,435	10,778	7,382	4,559	2,757	1,381

	$72,250	$34,326	$14,408	$8,829	$4,855	$8,436	$1,396

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate only to our 2010 acquisitions. For those acquisitions, we entered into several notes payables aggregating to $500,000. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2010, the balance on these notes payable was $500,000.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

The purchase agreement related to the RMG acquisition provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009 and 2010, we paid $1,200,000 and $1,080,000, respectively, of additional consideration related to RMG’s operating results for the first and second years. Such amounts were recorded as additional goodwill.

The purchase agreement related to the 2008 Mid-Atlantic Acquisition also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of this acquisition during the first two years.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During 2010, we purchased 86,522 shares of our common stock for a aggregate price of $1.4 million. During 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million. Using the December 31, 2010 closing price of $19.82 per share, there were approximately 405,500 shares remaining that could be purchased under these programs as of December 31, 2010.

Off Balance Sheet Arrangements

With the exception of operating leases for its executive offices and clinic facilities discussed in Note 13 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	The uncertain economic conditions and the historically high unemployment rate in the United States may have material adverse impacts on our business and financial condition that we currently cannot predict.

•	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

•	Changes as a result of healthcare reform legislation may affect our business.

•	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

•	We also depend upon our ability to recruit and retain experienced physical therapists.

•	Our revenues may fluctuate due to weather.

•	Our operations are subject to extensive regulation.

•	We operate in a highly competitive industry.

•	We may incur closure costs and losses.

•	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

•	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2010 was seller notes of $0.5 million and an outstanding balance on our revolving credit facility of $5.5 million. The outstanding balance under our revolving credit facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $55,000 of interest expense. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new accounting and reporting guidance related to noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, based on our audit, U.S. Physical Therapy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of net income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 10, 2011

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$9,179	$6,429
Patient accounts receivable, less allowance for doubtful accounts of $2,190 and $1,830, respectively	24,814	22,300
Accounts receivable — other, less allowance for doubtful accounts of $83 and $42, respectively	1,555	1,331
Other current assets	3,736	2,959

Total current assets	39,284	33,019
Fixed assets:
Furniture and equipment	33,563	31,973
Leasehold improvements	19,590	19,012

	53,153	50,985
Less accumulated depreciation and amortization	39,230	36,646

	13,923	14,339
Goodwill	79,424	57,247
Other intangible assets, net	7,308	5,955
Other assets	922	869

	$140,861	$111,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable — trade	$1,237	$1,292
Accrued expenses	12,744	12,459
Current portion of notes payable	250	1,013

Total current liabilities	14,231	14,764
Notes payable	250	—
Revolving line of credit	5,500	400
Deferred rent	966	1,027
Other long-term liabilities	3,531	3,013

Total liabilities	24,478	19,204
Commitments and contingencies
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,893,157 and 13,828,470 shares issued, respectively	139	138
Additional paid-in capital	45,570	43,210
Retained earnings	89,876	75,632
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	103,957	87,352
Noncontrolling interests	12,426	4,873

Total equity	116,383	92,225

	$140,861	$111,429

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net patient revenues	$204,101	$195,322	$182,939
Management contract revenues and other revenues	7,132	6,087	4,747

Net revenues	211,233	201,409	187,686
Clinic operating costs:
Salaries and related costs	110,872	105,737	100,269
Rent, clinic supplies, contract labor and other	40,944	40,502	39,814
Provision for doubtful accounts	3,241	3,348	3,073
Closure costs	163	91	432

Total clinic operating costs	155,220	149,678	143,588
Corporate office costs	22,823	23,479	20,222

Operating income	33,190	28,252	23,876
Interest and other income, net	586	8	260
Interest expense	(236)	(352)	(542)

Income from operations	33,540	27,908	23,594
Provision for income taxes	8,840	7,934	6,505

Net income including noncontrolling interests	24,700	19,974	17,089
Less: net income attributable to noncontrolling interests	(9,055)	(8,207)	(7,085)

Net income attributable to common shareholders	$15,645	$11,767	$10,004

Earnings per share attributable to common shareholders:
Basic	$1.34	$1.01	$0.84

Diluted	$1.32	$1.00	$0.83

Shares used in computation:
Basic	11,638	11,703	11,907

Diluted	11,870	11,807	12,055

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)

Balance December 31, 2007	14,053	$141	$41,452	$59,442	(2,215)	$(31,628)	$69,407	$5,648	$75,055
Purchase of business	—	—	—	—	—	—	—	776	776
Proceeds from exercise of stock options	48	1	494	—	—	—	495	—	495
Tax benefit from exercise of									—
stock options	—	—	128	—	—	—	128	—	128
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(9)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	679	—	—	—	679	—	679
Compensation expense — stock options	—	—	895	—	—	—	895	—	895
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(7,295)	(7,295)
Net income	—	—	—	10,004	—	—	10,004	7,085	17,089

Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Proceeds from exercise of stock options	11	1	56	—	—	—	57	—	57
Tax benefit from exercise of
stock options	—	—	44	—	—	—	44	—	44
Issuance of restricted stock	97	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(13)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	974	—	—	—	974	—	974
Compensation expense — stock options	—	—	599	—	—	—	599	—	599
Purchase of noncontrolling interests	—	—	(2,111)	—	—	—	(2,111)	(83)	(2,194)
Purchase and retirement of treasury stock	(518)	(5)	—	(5,581)	—	—	(5,586)	—	(5,586)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,465)	(9,465)
Net income	—	—	—	11,767	—	—	11,767	8,207	19,974

Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225

Proceeds from exercise of stock options	68	1	419	—	—	—	420	—	420
Tax benefit from exercise of
stock options	—	—	336	—	—	—	336	—	336
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	1,245	—	—	—	1,245	—	1,245
Compensation expense — stock options	—	—	47	—	—	—	47	—	47
Purchase of business	—	—	—	—	—	—	—	8,133	8,133
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Purchase of noncontrolling interests	—	—	313	—	—	—	313	37	350
Purchase and retirement of treasury stock	(87)	—	—	(1,401)	—	—	(1,401)	—	(1,401)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,580)	(9,580)
Net income	—	—	—	15,645	—	—	15,645	9,055	24,700

Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

OPERATING ACTIVITIES
Net income including noncontrolling interests	$24,700	$19,974	$17,089
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,667	5,897	5,966
Provision for doubtful accounts	3,241	3,348	3,073
Equity-based awards compensation expense	1,292	1,573	1,574
Loss (gain) on sale of business and fixed assets	(333)	122	247
Excess tax benefit from exercise of stock options	(336)	(44)	(128)
Recognition of deferred rent subsidies	(414)	(492)	(431)
Deferred income tax	452	714	1,922
Other	—	—	88
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(4,169)	165	(1,566)
(Increase) decrease in accounts receivable — other	(297)	(468)	252
Decrease (increase) in other assets	206	(855)	(257)
(Decrease) increase in accounts payable and accrued expenses	(292)	595	1,873
Increase in other liabilities	804	415	470

Net cash provided by operating activities	30,521	30,944	30,172
INVESTING ACTIVITIES
Purchase of fixed assets	(3,673)	(3,876)	(4,299)
Purchase of businesses, net of cash acquired	(18,197)	(1,178)	(19,589)
Acquisitions of noncontrolling interests	(682)	(2,329)	(1,096)
Proceeds on sale of business and fixed assets, net	919	57	108

Net cash used in investing activities	(21,633)	(7,326)	(24,876)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(9,580)	(9,438)	(7,295)
Purchase and retire of common stock	(1,401)	(5,586)	—
Proceeds from revolving line of credit	46,300	24,450	20,900
Payments on revolving line of credit	(41,200)	(35,450)	(16,500)
Payment of notes payable	(1,013)	(1,379)	(887)
Excess tax benefit from stock options exercised	336	44	128
Proceeds from exercise of stock options	420	57	495

Net cash used in financing activities	(6,138)	(27,302)	(3,159)
Net increase (decrease) in cash and cash equivalents	2,750	(3,684)	2,137
Cash and cash equivalents — beginning of period	6,429	10,113	7,976

Cash and cash equivalents — end of period	$9,179	$6,429	$10,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,804	$8,445	$4,400
Interest	$179	$324	$484
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$525	$—	$1,507

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2010, the Company owned and operated 392 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of clinics, it also manages physical therapy facilities for third parties, including physicians, with 15 such third-party facilities under management as of December 31, 2010.

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

During 2010, we opened 19 clinics, acquired 25, closed 15 and sold 5. Of the 19 clinics opened, seven were with new partners and 12 were satellites of existing partnerships.

During 2010, we acquired a majority interest in 25 clinics in three separate transactions. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast (“Northeast Acquisition”). On December 21, 2010, we acquired a 70% interest in a six clinic physical therapy group in the mid-Atlantic region (“Mid-Atlantic Acquisition”). On December 31, 2010, we acquired a 65% interest in a 14 clinic physical therapy group located in the Southeast (“Southeast Acquisition”).

Effective November 18, 2008, the Company acquired a 65% interest in an outpatient rehabilitation practice with four clinics in San Antonio, TX (“San Antonio Acquisition”), and effective June 11, 2008, the Company acquired a 65% interest in a multi-partner outpatient rehabilitation practice with nine clinics located in the Mid-Atlantic region (“2008 Mid-Atlantic Acquisition”). In both cases, the existing partners retained a 35% interest. Effective January 1, 2008, the Company acquired a physical therapy practice located in Michigan (“Michigan Acquisition”).

During 2008, the Company formed a new venture, OsteoArthritis Centers of America (“OA Centers”). The business specializes in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions which affect the lives of millions of active Americans. These services are delivered by specially trained physicians and physical therapists. The Company provides physician services to third parties and operates two OA Centers. In October, 2008, the Company acquired a 65% interest in Rehab Management Group (“RMG”). The founders of RMG are partners of the Company in the two OA Centers. RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. EDX produces real time physiologic data about nerve and muscle function. IAJP Direct involves viscosupplementation injections used in conjunction with specialized outpatient rehabilitation programs. LOP Direct is a unique procedure for the treatment of osteoarthritis of the spine.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the statements of net income and balance sheets as noncontrolling interests.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of the each weight times the factor is considered the estimated fair value. For 2010, the factors (ie. price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions.

As of September 30, 2010, the date of testing, the Company had 34 reporting units, with 11 reporting units accounting for approximately 92 percent of the goodwill. For the remaining 23 reporting units, the fair value for each of the reporting units was greater than 34 percent of the carrying value. Of the 11 reporting units, the fair value for each of seven of the reporting units, which had recorded goodwill of $39.7 million, was greater than 20 percent of the carrying value. For the four reporting units in which the fair value for each is less than 20 percent greater than the carrying value, the total recorded goodwill was approximately $26.6 million. The Company closely monitors the performance of these reporting units. The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•	revenue and earnings expectations;

•	general economic conditions;

•	regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will monitor the reporting units in 2011 for any triggering events or other indicators of impairment.

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

Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy (including speech-language pathology) to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided by hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which extended the exceptions process for the outpatient therapy Medicare Cap. Outpatient therapy service providers may continue to submit claims when an exception is appropriate beyond the allotted Medicare Cap for services furnished on or after January 1, 2010 through December 31, 2010. For physical therapy and speech language pathology service combined, and for occupational therapy

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, the Medicare Cap for 2010 is $1,860. On June 25, 2010, the President signed into law the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act (“PACMBPRA”). The legislation increased reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.

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

On December 15, 2010, the President signed into law the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which tabled for one year the scheduled Medicare rate reduction for physicians, physical therapists and various other healthcare service providers. Further, under the Physician Fee Schedule, during the week of December 27, 2010, CMS released corrected payment amounts for 2011 that incorporates the changes included in the MMEA. Effective January 1, 2011 pursuant to CMS’s ruling on the MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 20% to 25%. This reduction will result in an estimated 5% to 7% rate reduction for the Company’s reimbursement for therapy services provided in calendar year 2011 for Medicare patients. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2011 is $1,870.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2010. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Other revenues are recognized as services are performed.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2010.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2010 and 2009. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance Program

The Company utilizes a self insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2010.

Stock Options

The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the years ended December 31, 2010, 2009 and 2008.

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

As of December 31, 2010, there were no nonvested stock options.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Typically, the transfer restrictions for shares granted to employees lapse in equal installments on the following four or five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Recently Promulgated Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (the “FASB”) issued changes to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes became effective for the Company beginning January 1, 2011. Upon adoption, management has determined these changes will not have an impact on the Consolidated Financial Statements; however, in the event of a material acquisition, the Company will be required to provide additional disclosures.

In December 2010, the FASB issued changes to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors,

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. Based on the most recent impairment review of the Company’s goodwill (2010 third quarter), management does not expect that these changes will have an impact on the Consolidated Financial Statements upon adoption.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective for the Company on January 1, 2011. Management does not expect that the adoption of these changes will have a material impact on the Consolidated Financial Statements.

3.	Acquisitions and Divestiture

Acquisition of Businesses

During 2010, the Company completed the following multi-clinic acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Northeast Acquisition	February 26	70%	5
2010 Mid-Atlantic Acquisition	December 21	70%	6
Southeast Acquisition	December 31	65%	14

In addition to the above multi-clinic acquisitions, on March 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000, which consisted of $75,000 of cash and a payable of $25,000. The purchase price was allocated $30,000 to non-current assets and $70,000 to goodwill. Effective July 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000, which consisted of $50,000 cash and a payable of $50,000, of which $25,000 was paid in December 2010. The purchase price was allocated $30,000 to non-current assets, $20,000 to non-competition agreement and $50,000 to goodwill. Both practices were consolidated into existing Company clinics. The Company did not acquire any clinics in 2009.

The purchase price for the 70% interest acquired in the Northeast Acquisition was $8.9 million, net of cash acquired, which consisted of $8,718,000 in cash and $200,000 in seller notes. The purchase price for the 70% interest acquired in the 2010 Mid-Atlantic Acquisition was $4.0 million, net of cash acquired, which consisted of $3,874,000 in cash and $100,000 in a seller note. The purchase price for the 65% interest acquired in the Southeast Acquisition was $4.6 million, net of cash acquired, which consisted of $4,355,000 in cash and $200,000 in a seller note.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company completed the following acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

Michigan Acquisition	January 1	100%	1
2008 Mid-Atlantic Acquisition	June 11	65%	9
San Antonio Acquisition	November 18	65%	4

The purchase price of $2.8 million for the Michigan Acquisition was paid in cash. The purchase price for the 65% interest acquired in the 2008 Mid-Atlantic Acquisition was $9.5 million which consisted of $8,545,625 in cash and $950,625 in seller notes. If the practice achieves certain levels of operating results within the three years after the closing, an earn-out of up to $1,500,000 may be payable as additional purchase consideration. The purchase price for the 65% interest acquired in the San Antonio Acquisition was $5.0 million which consisted of $4,605,000 in cash and $400,400 in a seller note.

For certain acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, the Company agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

In addition to the interests acquired in the above physical therapy practices, the Company acquired a 65% interest in RMG in October 2008. The purchase price for the 65% interest was $3.1 million which consisted of $2,985,000 in cash and $157,100 in a seller note. If the practice achieves certain levels of operating results within the three years after the closing, an earn-out of up to $3,781,000 may be payable as additional purchase consideration. In December 2009 and 2010, the Company paid additional consideration based on the achievement of operating results for the first and second years of operations in the amounts of $1,178,000 and $1,080,000, respectively. These amounts were capitalized as goodwill and are tax deductible.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date acquired.

For the 2008 acquisitions and the Northeast Acquisition, the purchase prices were allocated to the fair value of the assets acquired including tradenames, non-competition agreements and referral relationships, and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. For the 2010 Mid-Atlantic Acquisition and the Southeast Acquisition (“December Acquisitions”), the purchase prices were allocated to the fair value of the tangible assets acquired and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. Due to the December Acquisitions being completed near year end, the Company will finalize its valuations in 2011. Thus, the final allocations of the purchase prices may differ from preliminary estimates used at December 31, 2010. Goodwill for the 2010 and 2008 acquisitions is tax deductible.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase prices allocated for the 2010 multi-clinic acquisitions in aggregate were as follows (in thousands):

Cash paid, net of cash acquired	$16,947
Seller notes	500

Total consideration	$17,447

Estimated fair value of net tangible assets acquired:
Total current assets	$1,826
Total non-current assets	1,415
Total liabilities	(575)

Net tangible assets acquired	$2,666
Referral relationships	700
Non compete, 6 years	190
Tradename	1,000
Goodwill	21,022
Fair value of noncontrolling interest	(8,131)

$17,447

The purchase prices (exclusive of the additional consideration paid in 2009 and 2010) allocated for the 2008 acquisitions in aggregate were as follows (in thousands):

Cash paid and cost incurred, net of cash acquired	$19,237
Seller notes	1,507

Total consideration	$20,744

Estimated fair value of net tangible assets acquired:
Total current assets	$1,127
Total non-current assets	502
Total liabilities	(237)

Net tangible assets acquired	$1,392
Referral relationships	1,170
Non compete, ranging from 5 to 5 1/2 years	916
Tradename	750
Goodwill	16,516

$20,744

For the 2010 multi-clinic and 2008 acquisitions, total current assets primarily represent patient accounts receivable of $2.9 million. Total non current assets are fixed assets, primarily equipment, used in the practices. For the 2008 acquisitions, the value assigned to (i) referral relationships is amortized to expense equally over the respective estimated original life which ranges from six to 12 years for these acquisitions, (ii) non compete agreements is amortized over five to five and one-half years and (iii) goodwill and tradenames are tested at least annually for impairment. For the Northeast Acquisition, the value assigned to (i) referral relationships is amortized to expense equally over the respective estimated original life which is 12 years, (ii) non compete agreements is amortized over six years and (iii) goodwill and tradenames are tested at least annually for impairment. For the acquisitions that occurred in December 2010, a review of referral relationships, non compete agreements and tradenames has not yet been completed. Goodwill acquired is tax deductible.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited proforma consolidated financial information for the 2010 and 2008 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

Acquisitions of Noncontrolling Interests

During 2010, the Company purchased noncontrolling interests in nine partnerships for an aggregate purchase price of $682,000. The amount paid plus a net deficit of $37,000 in limited partners’ equity, less tax benefits of $217,000, was recognized as an adjustment to additional paid-in capital.

During 2009, the Company purchased 15% of the 25% noncontrolling interest in certain clinics related to a partnership. In addition, the Company purchased noncontrolling interests in five other partnerships. The total paid, which amounted to $2,200,000, less the tax benefit of $816,000 and the book value related to the purchases of $90,000 was recognized as an adjustment to additional paid-in capital. During 2009, the Company paid $133,000 related to contingent payments for noncontrolling interests purchased prior to 2009.

During 2008, the Company purchased a portion of the noncontrolling interest in three partnerships and purchased the noncontrolling interest in four partnerships for an aggregate purchase price of $1.4 million. The purchases yielded $1.2 million of goodwill related to three partnerships. The remaining $0.2 million represented payment of undistributed earnings to the noncontrolling interest partners. In addition, during 2008, the Company paid $0.2 million related to contingent payments for noncontrolling interests purchased in previous years, and accrued $0.4 million for contingent payments related to 2008 results. The accrued contingent payments were paid in early 2010. The 2008 purchases of minority interest do not contain any future contingent payments. The contingent payments made and accrued during 2008 had the effect of increasing goodwill.

The results of operations of the acquired noncontrolling interests are included in the accompanying financial statements from the dates of purchase in the net income attributable to common shareholders.

Divestiture of Business

On March 31, 2010, the Company sold its 51% interest in a joint venture of five Texas clinics for $974,000. The Company recorded a pre-tax gain of $578,000, which is included in interest and other income, net in the consolidated statement of net income.

The operating results of these locations were not material to the operations of the Company, and therefore, the operating results of these clinics were not reclassified and reported as discontinued operations. The cash flow impact of these clinics was determined to be immaterial to the consolidated statements of cash flows.

4.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2010 and 2009 consisted of the following (in thousands):

	Year Ended
	December 31
	2010	2009

Beginning balance	$57,247	$55,886
Goodwill acquired during the year	22,222	1,312
Adjustment	(45)	49

Ending balance	$79,424	$57,247

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets, net

Intangible assets, net as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009

Tradename	$4,373	$3,373
Referral relationships, net of accumulated amortization of $479 and $266, respectively	2,082	1,595
Non compete agreements, net of accumulated amortization of $1,053 and $709, respectively	853	987

	$7,308	$5,955

Tradenames and referral relationships are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Referral relationships	$213	$163	$89
Non compete agreements	344	134	225

	$557	$297	$314

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount

2011 -2013	$222	2011	$327
2014	$219	2012	$269
2015-2017	$198	2013	$168
2018	$162	2014	$32
2019	$133	2015	$32
2020	$126	2016	$5
2021	$102
2022	$52
2023	$28

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following (in thousands):

	Year Ended
	December 31
	2010	2009

Salaries and related costs	$8,989	$9,133
Group health insurance claims	1,324	977
Credit balances due to patients and payors	702	1,283
Other	1,729	1,066

Total	$12,744	$12,459

7.	Notes Payable

Notes payable as of December 31, 2010 and 2009 consisted of the following ($ in thousands):

	2010	2009

Revolving credit agreement average effective interest rate of 3.25% inclusive of unused fee	$5,500	$400
Various promissory notes payable in annual installments of an aggregate of $100 plus accrued interest through February 26, 2012, interest accrues at 3.25% per annum	200	—
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	200	—
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	100	—
Various promissory notes payable in annual installments of an aggregate of $475 plus accrued interest through June 11, 2010, interest accrued at 5.00% per annum	—	475
Various promissory notes payable in annual installments of an aggregate of $333 plus accrued interest through September 6, 2010, interest accrued at 8.25% per annum	—	259
Promissory note payable in annual installments of $200 plus accrued interest through November 18, 2010, interest accrued at 4.00% per annum	—	200
Promissory note payable in annual installments of $79 plus accrued interest through October 8, 2010, interest accrued at 5.00% per annum	—	79

	6,000	1,413
Less current portion	(250)	(1,013)

	$5,750	$400

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the Company to purchase up to $15,000,000 of its common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate, as defined in the Credit Agreement, ranging from .1% to 1%. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2010, $5.5 million was outstanding on the revolving credit facility resulting in $44.5 million of availability, and the Company was in compliance with all of the covenants thereunder.

In conjunction with the 2010 multi-clinic acquisitions, the Company entered into various notes payable aggregating $500,000. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at rates ranging from 3.25% to 4.0% per annum.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to December 31, 2010 are as follows:

During the year ended December 31, 2011	$250
During the year ended December 31, 2012	250
During the year ended December 31, 2013	—
During the year ended December 31, 2014	—
During the year ended December 31, 2015	5,500

$6,000

8.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Deferred tax assets:
Compensation	$1,375	$1,471
Allowance for doubtful accounts	740	572
Lease obligations — closed clinics	47	11
Other	40	227

Deferred tax assets	$2,202	$2,281
Deferred tax liabilities:
Depreciation and amortization	$(3,970)	$(3,761)
Other	(164)	—

Deferred tax liabilities	$(4,134)	$(3,761)

Net deferred tax liabilities	$(1,932)	$(1,480)

Amount included in:
Other current assets	$921	$970
Long term liabilities	$(2,853)	$(2,450)

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010		2009		2008

U. S. tax at statutory rate	$8,570	35.0%	$6,895	35.0%	$5,750	34.8%
State income taxes, net of federal benefit	185	0.7%	762	3.9%	683	4.1%
Nondeductible expenses	85	0.4%	277	1.4%	89	0.5%
Tax exempt interest income	—	0.0%	—	0.0%	(17)	0.0%

	$8,840	36.1%	$7,934	40.3%	$6,505	39.4%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Current:
Federal	$7,730	$6,002	$3,693
State	658	1,218	890

Total current	8,388	7,220	4,583

Deferred:
Federal	392	611	1,592
State	60	103	330

Total deferred	452	714	1,922

Total income tax provision for continuing operations	$8,840	$7,934	$6,505

During the fourth quarter of 2010, the Company completed a process to perform a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, the Company recorded a reduction in its current state income tax provision of $814,000. In addition, the Company adjusted its deferred tax asset for the tax benefit of $816,000 related to the purchase of a non controlling interest in 2009. This tax benefit is reflected as an offset to the purchase of non controlling interests in the Consolidated Statement of Shareholders’ Equity. The Company considers this reconciliation process to be an annual control and, in the future, will perform a similar reconciliation process during the fourth quarter of each year.

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

The Company’s U.S. federal returns remain open to examination for 2007 through 2009 and U.S. state jurisdictions are open for periods ranging from 2003 through 2009.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2010, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2010 and 2009.

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

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2010, 124,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant.

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 1,250,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The Amended 2003 Plan was approved by the shareholders of the Company at the 2010 Shareholders Meeting on May 18, 2010.

A cumulative summary of equity plans as of December 31, 2010 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant

1992 Plan	3,495,000	—	15,000	2,781,012	15,000	—
Amended 1999 Plan	600,000	370,900	43,390	96,621	43,390	89,089
Amended 2003 Plan	1,250,000	21,000	541,500	236,800	541,500	450,700
Inducements	164,000	—	124,000	40,000	124,000	—

	5,509,000	391,900	723,890	3,154,433	723,890	539,789

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2010, 2009 and 2008 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding at December 31, 2007	946,900	13.95
Granted	—	—
Exercised	(48,561)	10.15
Cancelled	(3,522)	16.48
Forfeited	(2,508)	16.56

Outstanding at December 31, 2008	892,309	14.14
Granted	—	—
Exercised	(10,752)	4.05
Cancelled	(1,290)	18.42
Forfeited	(6,075)	16.97

Outstanding at December 31, 2009	874,192	14.24	4.6 Years

Granted	—	—
Exercised	(142,002)	13.66
Cancelled	(160)	18.42
Forfeited	(8,140)	18.54

Outstanding at December 31, 2010	723,890	14.30	3.6 Years

Exercisable at December 31, 2010	723,890	14.30	3.6 Years	$3,993

The changes during the year of the nonvested shares pursuant to stock options as of December 31, 2010 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Grant-Date	Contractual	Value
	Shares	Fair Value	Term	(000’s)

Nonvested at January 1, 2010	16,250	$8.11	5.3 Years	—
Granted	—	—
Vested	(16,090)	$8.09
Cancelled	(160)	$10.39

Nonvested at December 31, 2010	—	$—

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’s)

2008	48,561	$332
2009	10,752	$113
2010	142,002	$863

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2010, 2009 and 2008, respectively:

			Weighted
	Outstanding		Average
	Options as of		Remaining
	December 31,	Exercise	Contractual		Exercise
	2010	Price	Life	Exercisable	Price

1992 Plan	15,000	$16.34	.6 Years	15,000	$16.34
1999 Plan	43,390	$12.60 - $18.42	3.9 Years	43,390	$12.60 - $18.42
2003 Plan	541,500	$12.51 - $18.80	3.8 Years	541,500	$12.51 - $18.80
Inducements	124,000	$12.75 - $14.32	2.8 Years	124,000	$12.75 - $14.32

	723,890	$12.51 - $18.80	3.6 Years	723,890	$12.51 - $18.80

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31,	Exercise	Contractual		Exercise
	2009	Price	Life	Exercisable	Price

1992 Plan	15,002	$4.15 - $16.34	1.7 Years	15,002	$4.15 - $16.34
1999 Plan	57,690	$4.15 - $19.29	5.0 Years	50,440	$4.15 - $18.42
2003 Plan	677,500	$12.51 - $18.80	4.8 Years	668,500	$12.51 - $18.80
Inducements	124,000	$12.75 - $14.32	3.8 Years	124,000	$12.75 - $14.32

	874,192	$4.15 - $19.29	4.6 Years	857,942	$4.15 - $18.80

	Outstanding		Weighted Average
	Options as of		Remaining
	December 31,	Exercise	Contractual		Exercise
	2008	Price	Life	Exercisable	Price

1992 Plan	25,004	$4.15 - $16.34	2.3 Years	25,004	$4.15 - $16.34
1999 Plan	63,805	$2.81 - $19.29	6.0 Years	42,765	$2.81 - $18.42
2003 Plan	677,500	$12.51 - $18.80	5.8 Years	599,500	$12.51 - $18.80
Inducements	126,000	$12.75 - $14.32	4.8 Years	126,000	$12.75 - $14.32

	892,309	$2.81 - $19.29	5.6 Years	793,269	$2.81 - $18.80

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2010:

	Outstanding	Exercisable
Range of Exercise Prices	Options	Options

$12.00 — $12.99	124,880	124,880
$13.00 — $13.99	341,500	341,500
$14.00 — $14.99	102,855	102,855
$15.00 — $15.99	44,930	44,930
$16.00 — $16.99	16,825	16,825
$18.00 — $18.80	92,900	92,900

	723,890	723,890

During 2010, 2009 and 2008, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

		Weighted
		Average
Year	Number of	Fair Value
Granted	Shares	Per Share

2008	148,800	$14.32
2009	87,500	$14.76
2010	93,300	$16.50

Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four or five anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the three years following the date of grant.

As of December 31, 2010, there were 245,096 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2011 through 2014.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $1,245,000, $974,000, and $679,000, respectively, for 2010, 2009 and 2008. As of December 31, 2010, the remaining $2.6 million of compensation expense will be recognized in 2011 through 2014.

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

In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its revolving credit facility to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During 2010, the Company purchased 86,522 shares for an aggregate purchase price of $1.4 million. During 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million. The Company did not purchase any shares of its common stock during 2008.

12.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2010, 2009 and 2008.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $16.8 million, $16.3 million and $15.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2010 are as follows (in thousands):

2011	$15,435
2012	10,778
2013	7,382
2014	4,559
2015	2,757
Thereafter	1,381

$42,292

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

At December 31, 2010, the Company had outstanding employment agreements with three of its executive officers. On December 2, 2008, the employment agreements were amended to change the expiration date from December 31, 2009 to December 31, 2011. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $17.5 million in 2011 and $5.3 million in the aggregate from 2012 through 2016. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

14.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands, except per share data)

	2010	2009	2008

Numerator:
Net income from continuing operations attributable to common shareholders	$15,645	$11,767	$10,004
Net loss from discontinued operations attributable to common shareholders	—	—	—

Net income attributable to common shareholders	$15,645	$11,767	$10,004

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,638	11,703	11,907
Effect of dilutive securities - Stock options	232	104	148

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	11,870	11,807	12,055

Earnings per share:
Basic — income from continuing operations attributable to common shareholders	$1.34	$1.01	$0.84
Basic — loss from discontinued operations attributable to common shareholders	—	—	—

Total basic earnings per share	$1.34	$1.01	$0.84

Diluted — income from continuing operations attributable to common shareholders	$1.32	$1.00	$0.83
Diluted — loss from discontinued operations attributable to common shareholders	—	—	—

Total diluted earnings per share	$1.32	$1.00	$0.83

Options to purchase 92,900, 387,885 and 137,600 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Subsequent Event

On March 3, 2011, the Company announced that its Board of Directors approved the initiation of a quarterly dividend. The Company’s shareholders of record as of March 15, 2011 will be paid an initial quarterly dividend of $.08 per share on March 30, 2011. The Company is currently restricted from paying dividends in excess of $5,000,000 in any fiscal year on its common stock by its bank credit facility.

16.	Selected Quarterly Financial Data (Unaudited)

	2010
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$48,779	$52,296	$51,748	$51,278
Net revenues	$50,405	$54,103	$53,398	$53,327
Income from operations	$7,182	$9,911	$8,684	$7,763
Net income including noncontrolling interests	$5,131	$7,034	$6,177	$6,358
Net income attributable to common shareholders	$3,172	$4,451	$3,875	$4,147
Earnings per common share:
Basic — net income attributable to common shareholders	$0.27	$0.38	$0.33	$0.36
Diluted — net income attributable to common shareholders	$0.27	$0.38	$0.33	$0.35
Shares used in computation:
Basic	11,614	11,622	11,667	11,649
Diluted	11,840	11,857	11,889	11,906

	2009
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Net patient revenues	$46,664	$50,291	$49,578	$48,789
Net revenues	$48,169	$51,787	$51,037	$50,416
Income from operations	$6,372	$8,376	$7,104	$6,056
Net income including noncontrolling interests	$4,593	$6,034	$5,140	$4,207
Net income attributable to common shareholders	$2,754	$3,622	$3,101	$2,290
Earnings per common share:
Basic — net income attributable to common shareholders	$0.23	$0.31	$0.27	$0.20
Diluted — net income attributable to common shareholders	$0.23	$0.31	$0.26	$0.19
Shares used in computation:
Basic	12,020	11,615	11,570	11,612
Diluted	12,025	11,653	11,748	11,815

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, the Company completed a process to perform a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, the Company recorded a reduction in its current state income tax provision of $814,000. In addition, the Company adjusted its deferred tax asset for the tax benefit of $816,000 related to the purchase of a non controlling interest in 2009. This tax benefit is reflected as an offset to the purchase of non controlling interests in the Consolidated Statement of Shareholders’ Equity. The Company will record the tax benefit of the purchases of non controlling interests in the period of purchase in the future. The Company considers this reconciliation process to be an annual control and, in the future, will perform a similar reconciliation process during the fourth quarter of each year.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 34.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

3. Exhibits.  The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

LIST OF EXHIBITS

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10	.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number		Description

10	.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10	.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].
10.21		USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).
10	.22+	U.S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 30, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.23+	U.S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.24+	U.S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.25+	U.S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10.26		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.27		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.28		First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
10.29		Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).
10	.30*	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent.
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. and subsidiaries (the “Company”) referred to in our report dated March 10, 2011, which is included in the annual report to security holders and included in Part II of this form. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Houston, Texas
March 10, 2011

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

		COL. C
	COL. B	Additions				COL. E
	Balance at	Charged to	Charged			Balance at
COL. A	Beginning	Costs and	to Other	COL. D		End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Amounts in Thousands)

YEAR ENDED DECEMBER 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$1,872	$3,241	—	$2,840	(2)	$2,273
YEAR ENDED DECEMBER 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,275	$3,348	—	$3,751	(2)	$1,872
YEAR ENDED DECEMBER 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,184	$3,073	—	$2,982	(2)	$2,275

(1)	Related to patient accounts receivable and accounts receivable — other.

(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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

Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By:	/s/ Daniel C. Arnold Daniel C. Arnold	Chairman of the Board

By:	/s/ Jerald Pullins Jerald Pullins	Vice Chairman of the Board

By:	/s/ Mark J. Brookner Mark J. Brookner	Director

By:	/s/ Bruce D. Broussard Bruce D. Broussard	Director

By:	/s/ Harry S. Chapman Harry S. Chapman	Director

By:	/s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director

By:	/s/ Marlin W. Johnston Marlin W. Johnston	Director

By:	/s/ Regg Swanson Regg Swanson	Director

By:	/s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

Number		Description

3.1		Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2		Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3		Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].
10	.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10	.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10	.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].
10	.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10	.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10	.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10	.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10	.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number		Description

10	.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].
10	.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10	.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].
10	.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].
10.21		USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).
10	.22+	U.S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 30, 2010 (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.23+	U.S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.24+	U.S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10	.25+	U.S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2010, effective March 30, 2010 (incorporated by reference to Exhibit 99.4 to the Company’s current report on Form 8-K filed with the SEC on March 29, 2010).
10.26		Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].
10.27		Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].
10.28		First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].
10.29		Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).
10	.30*	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent.
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Management contract or compensatory plan or arrangement.