Form 10-Q
period 2011-03-31
U S PHYSICAL THERAPY INC /NV
filed 2011-05-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 4, 2011, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,802,188.

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash	$10,666	$9,179
Patient accounts receivable, less allowance for doubtful accounts of $2,500 and $2,190, respectively	27,987	24,814
Accounts receivable — other, less allowance for doubtful accounts of $106 and $83, respectively	1,941	1,555
Other current assets	3,466	3,736

Total current assets	44,060	39,284

Fixed assets:
Furniture and equipment	33,943	33,563
Leasehold improvements	19,587	19,590

	53,530	53,153
Less accumulated depreciation and amortization	39,998	39,230

	13,532	13,923
Goodwill	79,410	79,424
Other intangible assets, net	7,166	7,308
Other assets	2,206	922

	$146,374	$140,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,477	$1,237
Accrued expenses	25,283	12,744
Current portion of notes payable	250	250

Total current liabilities	27,010	14,231
Notes payable	150	250
Revolving line of credit	4,800	5,500
Deferred rent	884	966
Other long-term liabilities	572	3,531

Total liabilities	33,416	24,478

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,011,413 and 13,893,157 shares issued, respectively	140	139
Additional paid-in capital	39,529	45,570
Retained earnings	92,679	89,876
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	100,720	103,957
Noncontrolling interests	12,238	12,426

Total equity	112,958	116,383

	$146,374	$140,861

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net patient revenues	$53,872	$48,779
Other revenues	2,869	1,626

Net revenues	56,741	50,405

Clinic operating costs:
Salaries and related costs	29,639	26,771
Rent, clinic supplies, contract labor and other	11,295	10,100
Provision for doubtful accounts	624	1,034
Closure costs	20	29

Total clinic operating costs	41,578	37,934

Corporate office costs	6,481	5,805

Operating income	8,682	6,666

Interest and other income, net	2	580
Interest expense	(73)	(64)

Income before taxes	8,611	7,182
Provision for income taxes	2,426	2,051

Net income including noncontrolling interests	6,185	5,131
Less: net income attributable to noncontrolling interests	(2,439)	(1,959)

Net income attributable to common shareholders	$3,746	$3,172

Earnings per share attributable to common shareholders:
Basic	$0.32	$0.27

Diluted	$0.31	$0.27

Shares used in computation:
Basic	11,718	11,614

Diluted	11,945	11,840

Dividends declared per common share	$0.08	$—

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income including noncontrolling interests	$6,185	$5,131
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,330	1,431
Provision for doubtful accounts	624	1,034
Equity-based awards compensation expense	444	306
(Gain) loss on sale of business and sale or abandonment of assets, net	56	(558)
Deferred income tax	365	(284)
Other	(374)	(24)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,774)	(1,583)
Increase in accounts receivable — other	(409)	(62)
Decrease in other assets	355	741
Increase (decrease) in accounts payable and accrued expenses	685	(58)
Increase (decrease) in other liabilities	208	(45)

Net cash provided by operating activities	5,695	6,029

INVESTING ACTIVITIES
Purchase of fixed assets	(860)	(588)
Purchase of businesses, net of cash acquired	—	(8,785)
Acquisitions of noncontrolling interests	(15)	(17)
Net proceeds on sale of fixed assets and business	3	125

Net cash used in investing activities	(872)	(9,265)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(1,989)	(2,237)
Cash dividend to shareholders	(943)	—
Proceeds from revolving line of credit	4,000	19,500
Payments on revolving line of credit	(4,700)	(9,000)
Payment of notes payable	(100)	—
Excess tax benefit from stock options exercised	395	8
Proceeds from exercise of stock options	1	7

Net cash (used in) provided by financing activities	(3,336)	8,278

Net increase in cash	1,487	5,042
Cash — beginning of period	9,179	6,429

Cash — end of period	$10,666	$11,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$615	$419
Interest	$93	$—
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$—	$225
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383
Issuance of restricted stock	70	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	48	1	—	—	—	—	1	—	1
Tax benefit from exercise of stock options	—	—	395	—	—	—	395	—	395
Compensation expense — restricted stock	—	—	444	—	—	—	444	—	444
Transfer of compensation expense liability for certain stock issued pursuant to long-term incentive plan	—	—	199	—	—	—	199	—	199
Purchase of noncontrolling interests, net of tax	—	—	(7,079)	—	—	—	(7,079)	(638)	(7,717)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(1,989)	(1,989)
Cash dividends to shareholders	—	—	—	(943)	—	—	(943)	—	(943)
Net income	—	—	—	3,746	—	—	3,746	2,439	6,185

Balance March 31, 2011	14,011	$140	$39,529	$92,679	(2,215)	$(31,628)	$100,720	$12,238	$112,958

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
The Company continues to seek to attract physical and occupational therapists who have established relationships with patients and physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. In addition, the Company has acquired a majority interest in a number of clinics through acquisitions.
During the three months ended March 31, 2011, the Company opened six new clinics, two as satellites of existing clinics and four with new partners, and closed one clinic.
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
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2010.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.
Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2010.
Clinic Partnerships
For Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.

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
Goodwill
For 2010 acquisitions, goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. Historically, the Company has not combined any of the reporting units for impairment testing because they have not met the criteria for aggregation. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2010 did not result in any goodwill amounts that were deemed impaired.
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

Non-controlling interests
The Company recognizes non-controlling interests as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the income statement. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.
When the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.
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
Since 1999, reimbursement for outpatient therapy services provided to Medicare beneficiaries has been made according to a Medicare Physician Fee Schedule (“MPFS”) published by the Department of Health and Human Services (“HHS”). Under the Balanced Budget Act of 1997, the total amount paid by Medicare in any one year for outpatient physical therapy or occupational therapy to any one patient is subjected to a stated dollar amount (the “Medicare Cap or Limit”), except for services provided by hospitals. Outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapists are subject to the Medicare Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with inpatient facilities. In 2006, Congress passed the Deficit Reduction Act (“DRA”), which allowed the Centers for Medicare & Medicaid Services (“CMS”) to grant exceptions to the Medicare Cap for services provided during the year, as long as those services met certain qualifications. The exception process initially allowed for automatic and manual exceptions to the Medicare Cap for medically necessary services. The Temporary Extension Act of 2010, enacted on March 2, 2010, extended the therapy cap exceptions process through March 31, 2010, retroactive to January 1, 2010. With respect to the MPFS, in April 2010, the Continuing Extension Act of 2010 was signed into law which extended the zero percent update through May 31, 2010. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”), which extended the exceptions process for the outpatient therapy Medicare Cap. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2010 was $1,860. On June 25, 2010, the President signed into law the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act (“PACMBPRA”). The legislation increased reimbursement to providers of outpatient physical therapy for Medicare patients by 2.2% effective June 1, 2010 through November 30, 2010.
On November 2, 2010, CMS released a final ruling on the Multiple Procedure Payment Reduction (“MPPR”) that included changes to the reimbursement for Medicare related therapy services that became effective January 1, 2011. Under MPPR, the practice expense of second and subsequent therapy codes billed in a single day will be reduced by 25%. This reduction will result in an estimated 5% to 7% rate reduction for therapy services provided in calendar year 2011 for Medicare patients.
On December 15, 2010, the President signed into law the Medicare and Medicaid Extenders Act of 2010 (“MMEA”) which tabled for one year the scheduled Medicare rate reduction for physicians, physical therapists and various other healthcare service providers. Further, under the Physician Fee Schedule, during December 2010, CMS released corrected payment amounts for 2011 that incorporated the changes included in the MMEA. Effective January 1, 2011, pursuant to CMS’s ruling on the MPPR, the practice expense of second and subsequent therapy codes billed in a single day was reduced by 20% to 25%. This reduction will result in an estimated 5% to 7% rate reduction for the Company’s reimbursement for therapy services provided in calendar year 2011 for Medicare patients. For physical therapy and speech language pathology service combined, and for occupational therapy services, the Medicare Cap for 2011 is $1,870.

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Other revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners and physician services revenue. The Company does not have any ownership interest in these clinics with the contractual arrangements. Typically, revenues from contractual arrangements are determined based on the number of visits conducted at the clinic and recognized when services are performed. Revenues from physician services are recognized over the period services are provided.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2011.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2011 and March 31, 2010.

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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through March 31, 2011.
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
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income attributable to common shareholders	$3,746	$3,172

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,718	11,614
Effect of dilutive securities — Stock options	227	226

Denominator for diluted earnings per share — adjusted weighted-average shares	11,945	11,840

Earnings per share attributable to common shareholders:
Basic	$0.32	$0.27

Diluted	$0.31	$0.27

Dividends declared per common share	$0.08	$—

All options to purchase shares were included in the diluted earnings per share calculation for the three months ended March 31, 2011 as the average market price of the common shares was above the exercise prices. However, options to purchase 110,000 shares for the three months ended March 31, 2010 were excluded from the diluted earnings per share calculations for the period because the options’ exercise prices were greater than the average market price of the common shares during the period.
The restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.
3. ACQUISITIONS OF NON-CONTROLLING INTERESTS
Effective February 28, 2011, the Company purchased a total of 16.3%, in two separate transactions, of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 16.3% interest was $12.3 million which included $0.6 million of undistributed earnings. The remaining purchase price of $11.7 million, less future tax benefits of $4.6 million, was recognized as an adjustment to additional paid-in capital. After the transactions, the Company owns 86.3%, and the non-controlling interest limited partners in aggregate own the remaining 13.7% in the partnership.
Of the 16.3% aggregate non-controlling interests purchased, 15% was held by Regg Swanson, the Managing Director and a founder of STAR and a member of the Company’s Board of Directors. The purchase price was determined based on the contractual terms in the Reorganization of Securities Purchase Agreement dated as of September 6, 2007 between the Company, STAR, the limited partners of STAR and Regg Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After the sale of his 15% interest, Mr. Swanson owns 3.3% of STAR.
The payable of $12.3 million related to this transaction appears in accrued expenses in the accompanying balance sheet for March 31, 2011. This amount was paid in April 2011 with funds drawn on the Company’s revolving agreement.
In addition, during the quarter ended March 31, 2011, the Company purchased the non-controlling interest of a partner for $15,000 which included $8,000 of undistributed earnings.
4. GOODWILL
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months
Ended
March 31,
2011
Beginning balance	$79,424
Goodwill acquired during the period	—
Goodwill written off	(14)

Ending balance	$79,410

The goodwill written off relates to a clinic that was closed.
Due to the Mid-Atlantic Acquisition and the Southeast Acquisition having occurred in December 2010, the Company anticipates finalizing its valuations for those acquisitions in the second quarter of 2011. Thus, the final allocations of the purchase prices may differ from preliminary estimates used at March 31, 2011.

5. COMMON STOCK
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended March 31, 2011, the Company did not purchase any shares of its common stock. Using the March 31, 2011 closing price of $22.34 per share, there were approximately 360,000 shares remaining that could be purchased under these programs.
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
During the three months ended March 31, 2011, we opened two new clinics as satellites of existing clinics, four clinics with new partners and closed one clinic. At March 31, 2011, we operated 397 clinics in 42 states. The average age of our clinics at March 31, 2011 was 7.6 years.
During 2010, we completed the following acquisitions:

	Date	% Interest	Number of
Acquisition	2010	Acquired	Clinics
Northeast Acquisition	February 26	70%	5
2010 Mid-Atlantic Acquisition	December 21	70%	6
Southeast Acquisition	December 31	65%	14
The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition, therefore, the 2010 period includes one month of operations for the Northeast Acquisition and the 2011 period includes three months of operations for all of the immediately-above mentioned acquisitions (“2010 Acquisitions”).
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 16 third-party facilities under management as of March 31, 2011.

Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months
	Ended March 31,
	2011	2010
Number of clinics, at the end of period	397	367
Working days	64	63
Average visits per day per clinic	20.4	20.2
Total patient visits	515,161	468,651

Net patient revenue per visit	$104.57	$104.08
Statement of operations per visit:
Net revenues	$110.14	$107.55
Salaries and related costs	57.53	57.12
Rent, clinic supplies, contract labor and other	21.93	21.55
Provision for doubtful accounts	1.21	2.21
Closure costs	0.04	0.06

Contribution from clinics	29.43	26.61
Corporate office costs	12.58	12.39

Operating income from continuing operations	$16.85	$14.22

RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
•	Net revenues increased to $56.7 million for the three months ended March 31, 2011 (“2011 First Quarter”) from $50.4 million for the three months ended March 31, 2010 (“2010 First Quarter”) due to an increase in patient visits from 469,000 to 515,000 and a slight increase of $0.49 in net patient revenue per visit from $104.08 to $104.57, as well as an increase of $1.2 million in revenue from physician services recorded in Other Revenues.

•	Net income attributable to our common shareholders for the 2011 First Quarter was $3.7 million versus $3.2 million for the 2010 First Quarter. Net income was $0.31 per diluted share for the 2011 First Quarter as compared to $0.27 per diluted share for the 2010 First Quarter. Total diluted shares were 11.9 million for the 2011 First Quarter and 11.8 million for the 2010 First Quarter.
Net Patient Revenues
•	Net patient revenues increased to $53.9 million for the 2011 First Quarter from $48.8 million for the 2010 First Quarter, an increase of $5.1 million, or 10.4%, primarily due to an increase in patient visits from 469,000 to 515,000.

•	The growth in patient visits was attributable to 51,000 visits in clinics opened or acquired between April 1, 2010 and March 31, 2011 (“New Clinics”), primarily due to the 2010 Acquisitions. This increase was offset by a decrease of 5,000 visits for clinics opened or acquired prior to April 1, 2010 (“Mature Clinics”).

•	Of the $5.1 million increase in net patient revenues, $4.8 million related to New Clinics, primarily due to the 2010 Acquisitions, and $0.3 million related to Mature Clinics.
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

Other Revenues
Other revenues increased by $1.2 million from $1.6 million to $2.8 million due to higher revenues from physician services, which includes clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 73.3% for the 2011 First Quarter and 75.3% for the 2010 First Quarter.
   Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $29.6 million for the 2011 First Quarter from $26.8 million for the 2010 First Quarter, an increase of $2.8 million, or 10.7%. The $2.8 million increase included costs of $2.7 million attributable to the New Clinics and an increase of $0.1 million in costs related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.2% for the 2011 First Quarter and 53.1% for the 2010 First Quarter.
   Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $11.3 million for the 2011 First Quarter and $10.1 million for the 2010 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2011 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.2 million in the 2011 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2011 First Quarter and 20.0% for the 2010 First Quarter.
   Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.6 million for the 2011 First Quarter and $1.0 million for the 2010 First Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.2% for the 2011 First Quarter and 2.1% for the 2010 First Quarter. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.2% at March 31, 2011, as compared to 8.1% at December 31, 2010. Our days sales outstanding was 50 days at March 31, 2011 compared to 45 days at December 31, 2010 due to CMS issues with processing certain types of Medicare payments in the first quarter.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.5 million for the 2011 First Quarter and $5.8 million for the 2010 First Quarter. As a percentage of net revenues, corporate office costs were 11.4% for the 2011 First Quarter and 11.5% for the 2010 First Quarter.
Interest and Other Income, net
Other income in the 2010 First Quarter included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Provision for Income Taxes
The provision for income taxes increased to $2.4 million for the 2011 First Quarter from $2.1 million for the 2010 First Quarter. During the 2011 and 2010 First Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.
Non-controlling Interests
Net income attributable to non-controlling interests was $2.4 million for the 2011 First Quarter and $2.0 million for the 2010 First Quarter. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 16.1% for the 2011 First Quarter and 15.7% for the 2010 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2011, we had $10.7 million in cash compared to cash of $9.2 million at December 31, 2010, an increase of 16.2%. Although start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe as of March 31, 2011, that our cash and unused availability under our $50.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2012. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).
The increase in cash of $1.5 million from December 31, 2010 to March 31, 2011 was due to $5.7 million provided by operations and $0.4 million from exercise of stock options and related tax benefits offset by major uses of cash which included: distributions to non-controlling interest partners ($2.0 million), purchase of fixed assets ($0.9 million), payment of cash dividends to our shareholders ($0.9 million) and payments on notes payable and net reduction of the balance on our bank credit agreement, as described below ($0.8 million).
Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, annual dividend payments to our common stockholders of up to $5,000,000, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2011, $4.8 million was outstanding on the revolving credit facility resulting in $45.2 million of availability, and we were in compliance with all of the covenants thereunder.
Effective February 28, 2011, we purchased 16.3% of the 30% non-controlling interest in a partnership in two separate transactions. The aggregate purchase price paid for the 16.3% interest was $12.3 million. The payable of $12.3 million related to this transaction appears in the accrued expenses in the accompanying balance sheet as of March 31, 2011. This amount was paid in April 2011 with funds drawn on our bank credit facility. As of April 30, 2011, $21.8 million was outstanding on the revolving credit facility resulting in $28.2 million of availability.
Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions. We also from time to time purchase the non-controlling interests in our Clinic Partnerships. Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.
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
We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate only to our 2010 Acquisitions. For those acquisitions, we entered into several notes payables aggregating $500,000. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. At March 31, 2011, the balance on these notes payable was $400,000. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.
In conjunction with the 2010 Acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.
The purchase agreement related to the physician services business in which we acquired a majority interest in October 2008 provides for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009 and 2010, we paid $1,200,000 and $1,080,000, respectively, of additional consideration related to the operating results for the first and second years. Such amounts were recorded as additional goodwill.
The purchase agreement related to the acquisition of a nine clinic practice in June 2008 also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of this acquisition during the first two years.
From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended March 31, 2011, we did not purchase any shares of our common stock. Using the March 31, 2011 closing price of $22.34 per share, there were approximately 360,000 shares remaining that could be purchased under these programs.
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
See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

FORWARD LOOKING STATEMENTS
Forward-Looking Statements
We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status,

•	revenue and earnings expectations;

•	general economic conditions;

•	business and regulatory conditions including federal and state regulations;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At March 31, 2011, $4.8 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at March 31, 2011, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $48,000.

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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.

Exhibit Number	Description
10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: May 5, 2011	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith