Form 10-Q
period 2011-06-30
U S PHYSICAL THERAPY INC /NV
filed 2011-08-04
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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
☐ Yes     ☑ No
As of August 4, 2011, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,888,855.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Net Income for the three months and three months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 6. Exhibits	22

Signatures	23

EX-31.1
EX-31.2
EX-31.3
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash	$8,992	$9,179
Patient accounts receivable, less allowance for doubtful accounts of $2,570 and $2,190, respectively	27,468	24,814
Accounts receivable — other, less allowance for doubtful accounts of $136 and $83, respectively	2,613	1,555
Other current assets	5,179	3,736

Total current assets	44,252	39,284

Fixed assets:
Furniture and equipment	33,953	33,563
Leasehold improvements	19,733	19,590

	53,686	53,153
Less accumulated depreciation and amortization	40,940	39,230

	12,746	13,923
Goodwill	76,588	79,424
Other intangible assets, net	9,948	7,308
Other assets	3,303	922

	$146,837	$140,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,517	$1,237
Accrued expenses	12,734	12,744
Current portion of notes payable	434	250

Total current liabilities	14,685	14,231
Notes payable	334	250
Revolving line of credit	15,800	5,500
Deferred rent	849	966
Other long-term liabilities	587	3,531

Total liabilities	32,255	24,478

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,103,592 and 13,893,157 shares issued, respectively	141	139
Additional paid-in capital	37,513	45,570
Retained earnings	96,632	89,876
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	102,658	103,957
Noncontrolling interests	11,924	12,426

Total equity	114,582	116,383

	$146,837	$140,861

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net patient revenues	$56,678	$52,296	$110,550	$101,075
Other revenues	3,234	1,807	6,103	3,433

Net revenues	59,912	54,103	116,653	104,508

Clinic operating costs:
Salaries and related costs	31,120	27,644	60,759	54,415
Rent, clinic supplies, contract labor and other	11,388	10,238	22,683	20,338
Provision for doubtful accounts	504	734	1,128	1,768
Closure costs	11	(14)	31	15

Total clinic operating costs	43,023	38,602	84,601	76,536

Corporate office costs	6,007	5,511	12,488	11,316

Operating income	10,882	9,990	19,564	16,656

Interest and other income, net	2	2	4	582
Interest expense	(109)	(81)	(182)	(145)

Income before taxes	10,775	9,911	19,386	17,093
Provision for income taxes	3,172	2,877	5,598	4,928

Net income including noncontrolling interests	7,603	7,034	13,788	12,165
Less: net income attributable to noncontrolling interests	(2,703)	(2,583)	(5,142)	(4,542)

Net income attributable to common shareholders	$4,900	$4,451	$8,646	$7,623

Earnings per share attributable to common shareholders:
Basic	$0.42	$0.38	$0.73	$0.66

Diluted	$0.41	$0.38	$0.72	$0.64

Shares used in computation:
Basic	11,807	11,622	11,767	11,618

Diluted	11,999	11,857	11,978	11,849

Dividends declared per common share	$0.08	$—	$0.16	$—

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income including noncontrolling interests	$13,788	$12,165
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,752	2,865
Provision for doubtful accounts	1,128	1,768
Equity-based awards compensation expense	963	578
(Gain) loss on sale of business and sale or abandonment of assets, net	75	(408)
Deferred income tax	950	453
Other	(591)	(162)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,728)	(2,059)
Increase in accounts receivable — other	(1,112)	(234)
Increase in other assets	(1,251)	(401)
Decrease in accounts payable and accrued expenses	(548)	(2,086)
Increase in other liabilities	415	61

Net cash provided by operating activities	12,841	12,540

INVESTING ACTIVITIES
Purchase of fixed assets	(1,484)	(1,588)
Purchase of businesses, net of cash acquired	—	(8,878)
Acquisitions of noncontrolling interests	(15,885)	(215)
Net proceeds on sale of fixed assets and business	4	895

Net cash used in investing activities	(17,365)	(9,786)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(4,597)	(4,831)
Cash dividends to shareholders	(1,890)	—
Proceeds from revolving line of credit	42,300	27,800
Payments on revolving line of credit	(32,000)	(24,600)
Payment of notes payable	(100)	(476)
Excess tax benefit from stock options exercised	622	12
Proceeds from exercise of stock options	2	88

Net cash provided by (used in) financing activities	4,337	(2,007)

Net increase (decrease) in cash	(187)	747
Cash — beginning of period	9,179	6,429

Cash — end of period	$8,992	$7,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,367	$4,787
Interest	$188	$115
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$—	$225
Acquisition of noncontrolling interest — seller financing portion	$367	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383
Issuance of restricted stock	102	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(9)	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	118	2	—	—	—	—	2	—	2
Tax benefit from exercise of stock options	—	—	622	—	—	—	622	—	622
Compensation expense — restricted stock	—	—	963	—	—	—	963	—	963
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	199	—	—	—	199	—	199
Purchase of noncontrolling interests, net of tax	—	—	(9,841)	—	—	—	(9,841)	(1,047)	(10,888)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(4,597)	(4,597)
Cash dividends to shareholders	—	—	—	(1,890)	—	—	(1,890)	—	(1,890)
Net income	—	—	—	8,646	—	—	8,646	5,142	13,788

Balance June 30, 2011	14,104	$141	$37,513	$96,632	(2,215)	$(31,628)	$102,658	$11,924	$114,582

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
During the three months ended June 30, 2011, the Company opened two new clinics, one as satellite of an existing clinic and one with a new partner. During the same three month period, the Company closed one clinic. During the six months ended June 30, 2011, the Company opened eight new clinics, four as satellites of existing clinics and four with new partners. During the same six month period, the Company closed two clinics.
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
Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2010.
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
An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2010, the factors (ie., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions.

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

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
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
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2011.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2011 and June 30, 2010.

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
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through June 30, 2011.
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
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareholders	$4,900	$4,451	$8,646	$7,623

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,807	11,622	11,767	11,618
Effect of dilutive securities - Stock options	192	235	211	231

Denominator for diluted earnings per share - adjusted weighted-average shares	11,999	11,857	11,978	11,849

Earnings per share attributable to common shareholders:
Basic	$0.42	$0.38	$0.73	$0.66

Diluted	$0.41	$0.38	$0.72	$0.64

All options to purchase shares were included in the diluted earnings per share calculation for the three and six months ended June 30, 2011 as the average market price of the common shares was above the exercise prices. However, options to purchase 107,250 shares for the three and six months ended June 30, 2010 were excluded from the diluted earnings per share calculations for the period because the options’ exercise prices were greater than the average market price of the common shares during the period.
The restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.
3. ACQUISITIONS OF NON-CONTROLLING INTERESTS
Effective February 28, 2011, in two separate transactions, the Company purchased a total of 16.3% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid in April 2011 for the 16.3% interest was $12.3 million which included $0.6 million of undistributed earnings. The remaining purchase price of $11.7 million, less future tax benefits of $4.6 million, was recognized as an adjustment to additional paid-in capital. Effective May 31, 2011, the Company purchased an additional 1.3% non-controlling interest in STAR. The purchase price paid in July 2011 for the 1.3% interest was $1.0 million which included $49,000 of undistributed earnings. The remaining purchase price of approximately $1.0 million, less future tax benefits of $0.4 million, was recognized as an adjustment to additional paid-in capital. After these transactions, the Company owns 87.6% and the non-controlling interest limited partners in aggregate own the remaining 12.4% in the partnership. The payable of $1.0 million related to the May transaction appears in accrued expenses in the accompanying balance sheet for June 30, 2011. Of the 16.3% aggregate non-controlling interests purchased, 15% was held by Regg Swanson, the Managing Director and a founder of STAR and a member of the Company’s Board of Directors. The purchase price was determined based on the contractual terms in the Reorganization of Securities Purchase Agreement dated as of September 6, 2007 between the Company, STAR, the limited partners of STAR and Regg Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After the sale of his 15% interest, Mr. Swanson owns 3.3% of STAR.
Effective June 30, 2011, the Company purchased the 35% non-controlling interest in one of its Texas partnerships. The aggregate purchase price for the 35% interest was $3.9 million, of which $3.5 million was paid in cash and $367,272 was paid in the form of a note to the seller, which is payable in two equal annual installments of principal plus any accrued and unpaid interest. The purchase price included $0.2 million of undistributed earnings and $0.2 million in invested capital. The remaining purchase price of $3.5 million, less future tax benefits of $1.4 million, was recognized as an adjustment to additional paid-in capital. After this transaction, the Company owns 100% of the partnership.
In addition, during the six months ended June 30, 2011, the Company purchased the non-controlling interests of two other partners for $112,000, which included $47,000 of undistributed earnings. The remaining purchase price of approximately $60,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.
4. GOODWILL
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months
Ended
June 30,
2011
Beginning balance	$79,424
Goodwill allocated to specific assets for businesses acquired in 2010	(2,990)
Goodwill adjustments for purchase price allocation of businesses acquired in 2010	168
Goodwill written off	(14)

Ending balance	$76,588

The Company has substantially finalized its valuations for the Mid-Atlantic Acquisition and the Southeast Acquisition which occurred in December 2010. While the valuations associated with the acquired fixed assets are still in process, the Company does not expect there to be significant adjustments to the amounts recorded as of June 30, 2011 upon completion of the process. Of the amount paid and included in goodwill at December 31, 2010, $2,990,000 was allocated to intangible assets as follows: $1.7 million to tradenames; $1.0 million to referral relationships and $290,000 to non compete agreements. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives of 12 years. Non compete agreements are amortized over the respective term of the agreements which range from five to six years.
In addition, the Company adjusted the amount of the value initially assigned to the clinic equipment which resulted in a reduction of the value by $175,000 and an increase in goodwill of the same amount.
The goodwill written off in the amount of $14,000 relates to a clinic that was closed.
5. COMMON STOCK
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the six months ended June 30, 2011, the Company did not purchase any shares of its common stock. Using the June 30, 2011 closing price of $24.73 per share, there were approximately 325,000 shares remaining that could be purchased under these programs.
6. SUBSEQUENT EVENTS
On July 14, 2011, the Company amended its Credit Agreement with Bank of America (“Credit Agreement”) to increase the commitment amount under the Credit Agreement from $50,000,000 to $75,000,000. The Credit Agreement matures August 31, 2015.
Effective July 25, 2011, the Company acquired a 51% interest in a 20 clinic physical therapy group. The purchase price for the 51% interest was $8,426,000 of which $8,226,000 was paid in cash and $200,000 in the form of seller notes.

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
During the three months ended June 30, 2011, we opened two new clinics, one as satellite of an existing clinic and one with a new partner. During the same three month period, we closed one clinic. During the six months ended June 30, 2011, we opened eight new clinics, four as satellites of existing clinics and four with new partners. During the same six month period, we closed two clinics.
During 2010, we completed the following acquisitions (“2010 Acquisitions”):

	Date	% Interest	Number of
Acquisition	2010	Acquired	Clinics
Northeast Acquisition	February 26	70%	5
2010 Mid-Atlantic Acquisition	December 21	70%	6
Southeast Acquisition	December 31	65%	14
The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 16 third-party facilities under management as of June 30, 2011.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Number of clinics, at the end of period	398	369	398	369
Working days	64	64	128	127
Average visits per day per clinic	21.2	21.2	20.8	20.7
Total patient visits	540,982	497,478	1,056,143	966,129
Net patient revenue per visit	$104.77	$105.12	$104.67	$104.62
Statement of operations per visit:
Net revenues	$110.75	$108.76	$110.45	$108.17
Salaries and related costs	57.53	55.57	57.53	56.32
Rent, clinic supplies, contract labor and other	21.05	20.58	21.48	21.05
Provision for doubtful accounts	0.93	1.48	1.07	1.83
Closure costs	0.02	(0.03)	0.03	0.02

Contribution from clinics	31.22	31.16	30.34	28.95
Corporate office costs	11.10	11.08	11.82	11.71

Operating income from continuing operations	$20.12	$20.08	$18.52	$17.24

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
•	Net revenues increased to $59.9 million for the three months ended June 30, 2011 (“2011 Second Quarter”) from $54.1 million for the three months ended June 30, 2010 (“2010 Second Quarter”) due to an increase in patient visits from 497,000 to 541,000, offset by slight decrease of $0.35 in net patient revenue per visit from $105.12 to $104.77, as well as an increase of $1.3 million in revenue from physician services recorded in “Other revenues”.

•	Net income attributable to our common shareholders for the 2011 Second Quarter was $4.9 million versus $4.5 million for the 2010 Second Quarter. Net income was $0.41 per diluted share for the 2011 Second Quarter as compared to $0.38 per diluted share for the 2010 Second Quarter. Total diluted shares were 12.0 million for the 2011 Second Quarter and 11.9 million for the 2010 Second Quarter.
Net Patient Revenues
•	Net patient revenues increased to $56.7 million for the 2011 Second Quarter from $52.3 million for the 2010 Second Quarter, an increase of $4.4 million, or 8.4%, primarily due to an increase in patient visits from 497,000 to 541,000.

•	The growth in patient visits was attributable to 52,000 visits in clinics opened or acquired between July 1, 2010 and June 30, 2011 (“New Clinics”), primarily due to the 2010 Acquisitions. This increase was offset by a decrease of 8,000 visits for clinics opened or acquired prior to July 1, 2010 (“Mature Clinics”).

•	Net patient revenues related to New Clinics amounted to $5.2 million, primarily due to the 2010 Acquisitions. Net patient revenues for Mature Clinics decreased $0.8 million for the 2011 Second Quarter as compared to the 2010 Second Quarter.
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
Other Revenues
Other revenues increased by $1.4 million from $1.8 million to $3.2 million primarily due to higher revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 71.8% for the 2011 Second Quarter and 71.3% for the 2010 Second Quarter.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $31.1 million for the 2011 Second Quarter from $27.6 million for the 2010 Second Quarter, an increase of $3.5 million, or 12.6%. The $3.5 million increase was attributable to the New Clinics. Salaries and related costs as a percentage of net revenues were 51.9% for the 2011 Second Quarter and 51.1% for the 2010 Second Quarter.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $11.4 million for the 2011 Second Quarter and $10.2 million for the 2010 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2011 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.2 million in the 2011 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.0% for the 2011 Second Quarter and 18.9% for the 2010 Second Quarter.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $0.5 million for the 2011 Second Quarter and $0.7 million for the 2010 Second Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 0.9% for the 2011 Second Quarter and 1.4% for the 2010 Second Quarter. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.6% at June 30, 2011, as compared to 8.1% at December 31, 2010. Our days sales outstanding was 48 days at June 30, 2011 compared to 45 days at December 31, 2010.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.0 million for the 2011 Second Quarter and $5.5 million for the 2010 Second Quarter. As a percentage of net revenues, corporate office costs were 10.0% for the 2011 Second Quarter and 10.2% for the 2010 Second Quarter.
Interest Expense
Interest expense increased to $109,000 in the 2011 Second Quarter compared to $81,000 in the 2010 Second Quarter due to an increase in the average borrowings outstanding under our revolving credit facility during the 2011 period compared to the 2010 period. At June 30, 2011, $15.8 million was outstanding under our revolving credit facility.
Provision for Income Taxes
The provision for income taxes increased to $3.2 million for the 2011 Second Quarter from $2.9 million for the 2010 Second Quarter. During the 2011 and 2010 Second Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests
Net income attributable to non-controlling interests was $2.7 million for the 2011 Second Quarter and $2.6 million for the 2010 Second Quarter. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 16.0% for the 2011 Second Quarter and 16.7% for the 2010 Second Quarter.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
•	Net revenues increased to $116.7 million for the six months ended June 30, 2011 (“2011 Six Months”) from $104.5 million for the six months ended June 30, 2010 (“2010 Six Months”) due to an increase in patient visits from 966,000 to 1,056,000 and a slight increase of $0.05 in net patient revenue per visit from $104.62 to $104.67, as well as an increase of $2.4 million in revenue from physician services recorded in “Other revenues”.

•	Net income attributable to our common shareholders for the 2011 Six Months was $8.6 million versus $7.6 million for the 2010 Six Months. Net income was $0.72 per diluted share for the 2011 Six Months as compared to $0.64 per diluted share for the 2010 Six Months. Total diluted shares were 12.0 million for the 2011 Six Months and 11.8 million for the 2010 Six Months.
Net Patient Revenues
•	Net patient revenues increased to $110.6 million for the 2011 Six Months from $101.1 million for the 2010 Six Months, an increase of $9.5 million, or 9.4%, primarily due to an increase in patient visits from 966,000 to 1,056,000.

•	The growth in patient visits was attributable to 98,000 visits in New Clinics, primarily due to the 2010 Acquisitions. This increase was offset by a decrease of 8,000 visits for Mature Clinics.

•	The increase in net patient revenues of $9.5 million related to New Clinics, primarily due to the 2010 Acquisitions.
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
Other Revenues
Other revenues increased by $2.7 million from $3.4 million to $6.1 million due to higher revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 72.5% for the 2011 Six Months and 73.2% for the 2010 Six Months.
Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $60.8 million for the 2011 Six Months from $54.4 million for the 2010 Six Months, an increase of $6.3 million, or 11.7%. The $6.3 million increase included costs of $5.9 million attributable to the New Clinics and an increase of $0.4 million in costs related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.1% for the 2011 Six Months and for the 2010 Six Months.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $22.7 million for the 2011 Six Months and $20.3 million for the 2010 Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.8 million for the 2011 Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.4 million in the 2011 Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.4% for the 2011 Six Months and 19.5% for the 2010 Six Months.

Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.1 million for the 2011 Six Months and $1.8 million for the 2010 Six Months. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.0% for the 2011 Six Months and 1.7% for the 2010 Six Months. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 8.6% at June 30, 2011, as compared to 8.1% at December 31, 2010. Our days sales outstanding was 48 days at June 30, 2011 compared to 45 days at December 31, 2010.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $12.5 million for the 2011 Six Months and $11.3 million for the 2010 Six Months. As a percentage of net revenues, corporate office costs were 10.7% for the 2011 Six Months and 10.8% for the 2010 Six Months.
Interest and Other Income, net
Other income in the 2010 Six Months included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Interest Expense
Interest expense increased to $182,000 in the 2011 Six Months compared to $145,000 in the 2010 Six Months due to an increase in the average borrowings outstanding under our revolving credit facility during the 2011 period compared to the 2010 period. At June 30, 2011, $15.8 million was outstanding under our revolving credit facility.
Provision for Income Taxes
The provision for income taxes increased to $5.6 million for the 2011 Six Months from $4.9 million for the 2010 Six Months. During the 2011 and 2010 Six Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.
Non-controlling Interests
Net income attributable to non-controlling interests was $5.1 million for the 2011 Six Months and $4.5 million for the 2010 Six Months. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 16.0% for the 2011 Six Months and 16.2% for the 2010 Six Months.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2011, we had $9.0 million in cash compared to cash of $9.2 million at December 31, 2010. Although start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe, that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least June 2012. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).
During the 2011 Six Months, $12.8 million was provided by operations, $10.3 million was derived from net proceeds from our revolving credit facility and $0.6 million was obtained from the exercise of stock options and related tax benefits. The major uses of cash included: payments for acquisitions of non-controlling interests ($15.9 million), distributions to non-controlling interest partners ($4.6 million), purchase of fixed assets ($1.5 million) and payment of cash dividends to our shareholders ($1.9 million).
Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2011, $15.8 million was outstanding on the revolving credit facility resulting in $34.2 million of availability, and we were in compliance with all of the covenants thereunder.
Effective February 28, 2011, in two separate transactions, we purchased a total of 16.3% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid in April 2011 for the 16.3% interest was $12.3 million, which included $0.6 million of undistributed earnings. The remaining purchase price of $11.7 million, less future tax benefits of $4.6 million, was recognized as an adjustment to additional paid-in capital. Effective May 31, 2011, we purchased an additional 1.3% non-controlling interest in STAR. The purchase price paid in July 2011 for the 1.3% interest was $1.0 million, which included $49,000 of undistributed earnings. The remaining purchase price of approximately $1.0 million, less future tax benefits of $0.4 million, was recognized as an adjustment to additional paid-in capital. After these transactions, we own 87.6%, and the non-controlling interest limited partners in aggregate own the remaining 12.4% in the partnership. The payable of $1.0 million related to the May transaction appears in accrued expenses in the accompanying balance sheet for June 30, 2011.
Effective June 30, 2011, we purchased the 35% non-controlling interest in one of our Texas partnerships (“June 2011 Noncontrolling Interest Purchase”). The aggregate purchase price for the 35% interest was $3.9 million, of which $3.5 million was paid in cash and $367,272 was paid in the form of a note to the seller, which is described in detail below. The purchase price included $0.2 million of undistributed earnings and $0.2 million in invested capital. The remaining purchase price of $3.5 million, less future tax benefits of $1.4 million, was recognized as an adjustment to additional paid-in capital. After this transaction, we own 100% of the partnership.
In addition, during the six months ended June 30, 2011, we purchased the non-controlling interests of two other partners for $112,000, which included $47,000 of undistributed earnings. The remaining purchase price of approximately $60,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.
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
We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate to our 2010 Acquisitions and the June 2011 Noncontrolling Interest Purchase. For the 2010 Acquisitions, we entered into several notes payables aggregating $500,000. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. At June 30, 2011, the balance on these notes payable was $400,000. In addition, we assumed leases with remaining terms of one month to six years for the operating facilities. For the June 2011 Noncontrolling Interest Purchase, we entered into a note payable in the amount of $367,272 payable in equal annual installments of $183,636 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

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
The purchase agreement related to the acquisition of a nine clinic practice in June 2008 also provides for possible contingent consideration of up to $1,500,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. There was no contingent consideration earned based on the operating results of this acquisition during the three-year period.
From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended June 30, 2011, we did not purchase any shares of our common stock. Using the June 30, 2011 closing price of $24.73 per share, there were approximately 325,000 shares remaining that could be purchased under these programs.
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
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At June 30, 2011, $15.8 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at June 30, 2011, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $158,000.

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
PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: August 4, 2011	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith