Form 10-Q
period 2011-09-30
U S PHYSICAL THERAPY INC /NV
filed 2011-11-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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
☐ Yes            ☑No
As of November 7, 2011, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,837,608.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Net Income for the three months and nine months ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5

Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	25

Signatures	26

Certifications
EX-31.1
EX-31.2
EX-31.3
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS.
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash	$9,475	$9,179
Patient accounts receivable, less allowance for doubtful accounts of $2,155 and $2,190, respectively	28,130	24,814
Accounts receivable — other, less allowance for doubtful. accounts of $916 and $83, respectively	1,999	1,555
Other current assets	6,232	3,736

Total current assets	45,836	39,284

Fixed assets:
Furniture and equipment	35,024	33,563
Leasehold improvements	19,990	19,590

	55,014	53,153
Less accumulated depreciation and amortization	41,432	39,230

	13,582	13,923
Goodwill	91,452	79,424
Other intangible assets, net	9,773	7,308
Other assets	3,396	922

	$164,039	$140,861

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,810	$1,237
Accrued expenses	11,349	12,744
Current portion of notes payable	533	250

Total current liabilities	13,692	14,231
Notes payable	434	250
Revolving line of credit	26,400	5,500
Deferred rent	849	966
Other long-term liabilities	599	3,531

Total liabilities	41,974	24,478

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,058,345 and 13,893,157 shares issued, respectively	141	139
Additional paid-in capital	37,039	45,570
Retained earnings	97,509	89,876
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	103,061	103,957
Noncontrolling interests	19,004	12,426

Total equity	122,065	116,383

	$164,039	$140,861

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net patient revenues	$57,332	$51,748	$167,882	$152,823
Other revenues	2,343	1,650	8,446	5,083

Net revenues	59,675	53,398	176,328	157,906

Clinic operating costs:
Salaries and related costs	32,430	27,991	93,189	82,406
Rent, clinic supplies, contract labor and other	12,012	10,162	34,695	30,500
Provision for doubtful accounts	1,426	695	2,554	2,463
Closure costs	13	19	44	34

Total clinic operating costs	45,881	38,867	130,482	115,403

Corporate office costs	5,142	5,798	17,630	17,114

Operating income	8,652	8,733	28,216	25,389

Interest and other income, net	4	1	8	583
Interest expense	(149)	(50)	(331)	(195)

Income before taxes	8,507	8,684	27,893	25,777
Provision for income taxes	2,654	2,507	8,252	7,435

Net income including noncontrolling interests	5,853	6,177	19,641	18,342
Less: net income attributable to noncontrolling interests	(1,754)	(2,302)	(6,896)	(6,844)

Net income attributable to common shareholders	$4,099	$3,875	$12,745	$11,498

Earnings per share attributable to common shareholders:
Basic	$0.35	$0.33	$1.08	$0.99

Diluted	$0.34	$0.33	$1.06	$0.97

Shares used in computation:
Basic	11,886	11,667	11,824	11,634

Diluted	12,011	11,889	12,007	11,862

Dividends declared per common share	$0.08	$—	$0.24	$—

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net income including noncontrolling interests	$19,641	$18,342
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,108	4,276
Provision for doubtful accounts	2,554	2,463
Equity-based awards compensation expense	1,491	919
(Gain) loss on sale of business and sale or abandonment of assets, net	140	(350)
Deferred income tax	1,432	1,104
Other	(771)	(175)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,811)	(3,616)
Increase in accounts receivable — other	(1,277)	(169)
(Increase) decrease in other assets	(2,027)	95
(Decrease) increase in accounts payable and accrued expenses	(1,494)	664
Increase in other liabilities	607	229

Net cash provided by operating activities	20,593	23,782

INVESTING ACTIVITIES
Purchase of fixed assets	(2,428)	(2,670)
Purchase of businesses, net of cash acquired	(8,149)	(8,846)
Acquisitions of noncontrolling interests	(18,935)	(553)
Net proceeds on sale of fixed assets and business	5	897

Net cash used in investing activities	(29,507)	(11,172)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(7,282)	(7,236)
Cash dividends to shareholders	(2,843)	—
Purchase and retirement of common stock	(2,269)	(1,401)
Proceeds from revolving line of credit	94,000	36,800
Payments on revolving line of credit	(73,100)	(37,200)
Payment of notes payable	(100)	(734)
Excess tax benefit from stock options exercised	802	48
Proceeds from exercise of stock options	2	404

Net cash provided by (used in) financing activities	9,210	(9,319)

Net increase in cash	296	3,291
Cash — beginning of period	9,179	6,429

Cash — end of period	$9,475	$9,720

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,881	$6,168
Interest	$315	$139
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$200	$275
Acquisition of noncontrolling interest — seller financing portion	$367	$—
See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(9)	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	139	2	—	—	—	—	2	—	2
Purchase and retirement of treasury stock	(125)	—	—	(2,269)	—	—	(2,269)	—	(2,269)
Tax benefit from exercise of stock options	—	—	802	—	—	—	802	—	802
Compensation expense — restricted stock	—	—	1,491	—	—	—	1,491	—	1,491
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	199	—	—	—	199	—	199
Purchase of business	—	—	—	—	—	—	—	8,096	8,096
Purchase of noncontrolling interests, net of tax	—	—	(11,023)	—	—	—	(11,023)	(1,132)	(12,155)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(7,282)	(7,282)
Cash dividends to shareholders	—	—	—	(2,843)	—	—	(2,843)	—	(2,843)
Net income	—	—	—	12,745	—	—	12,745	6,896	19,641

Balance September 30, 2011	14,058	$141	$37,039	$97,509	(2,215)	$(31,628)	$103,061	$19,004	$122,065

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group. During the three months ended September 30, 2011, the Company opened eight new clinics, seven as satellites of existing clinics and one with a new partner. During the same three month period, the Company closed six clinics. During the nine months ended September 30, 2011, the Company opened 16 new clinics, 11 as satellites of existing clinics and five with new partners. During the same nine month period, the Company closed eight clinics. As of September 30, 2011, the Company operates 420 clinics in 42 states.
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
Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2010.
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
Goodwill
For 2010 and 2011 acquisitions, goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.
The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. Historically, the Company has not combined any of the reporting units for impairment testing because they have not met the criteria for aggregation. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2011 and 2010 did not result in any goodwill amounts that were deemed impaired.
An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2011, the factors (ie., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions.

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

Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.
Other revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners and physician services revenue. The Company does not have any ownership interest in these clinics with the contractual arrangements. Typically, revenues from contractual arrangements are determined based on the number of visits conducted at the clinic and recognized when services are performed. Revenues from physician services, sold through franchisee arrangements, are recognized over the period services are provided.
Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2011.
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
The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2011 and 2010.

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
Use of Estimates
In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, purchase accounting goodwill impairment, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.
Self-Insurance Program
The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through September 30, 2011.
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
Recently Promulgated Accounting Pronouncements
In July 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”). ASU 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is in the process of evaluating the effects of ASU 2011-07 on its consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which modifies the impairment test for goodwill intangibles. These modifications provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes are effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. These changes should not affect the outcome of the impairment analysis of a reporting unit. The Company performs a review of the Company’s goodwill in the third quarter of each fiscal year. The adoption of ASU 2011-08 in 2012 should not have a material impact on the Company’s consolidated financial statements.
2. EARNINGS PER SHARE
The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common shareholders	$4,099	$3,875	$12,745	$11,498

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,886	11,667	11,824	11,634
Effect of dilutive securities - Stock options	125	222	183	228

Denominator for diluted earnings per share - adjusted weighted-average shares	12,011	11,889	12,007	11,862

Earnings per share attributable to common shareholders:
Basic	$0.35	$0.33	$1.08	$0.99

Diluted	$0.34	$0.33	$1.06	$0.97

All options to purchase shares were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2011 as the average market price of the common shares was above the exercise prices. However, options to purchase 107,250 shares for the three and six months ended September 30, 2010 were excluded from the diluted earnings per share calculations for the period because the options’ exercise prices were greater than the average market price of the common shares during the period.
The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.
3. ACQUISITION OF BUSINESS
On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”). The purchase price for the 51% interest was $8,426,000, which consisted of $8,226,000 in cash and a $200,000 seller note, which is payable in two principal installments totaling $100,000 each, plus any accrued interest, in July 2012 and 2013. The seller note accrues interest at 3.25% per annum. The consideration was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.
The results of operations of the July 2011 Acquisition have been included in the Company’s consolidated financial statements since acquired.
Because the July 2011 Acquisition occurred during the quarter ended September 30, 2011, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2011 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

The preliminary purchase price was allocated as follows (in thousands):

Cash paid, net of cash acquired	$8,149
Seller note	200

Total consideration	$8,349

Estimated fair value of net tangible assets acquired:
Total current assets	$1,311
Total non-current assets	1,100
Total liabilities	(596)

Net tangible assets acquired	$1,815
Goodwill	14,630
Fair value of noncontrolling interest	(8,096)

$8,349

Unaudited proforma consolidated financial information for the July 2011 Acquisition has not been included as the results were not material to current operations.
4. ACQUISITIONS OF NON-CONTROLLING INTERESTS
In five separate transactions during the nine months ended September 30, 2011, the Company purchased a total of 20.2% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 20.2% interest was $15.3 million, which included $0.8 million of undistributed earnings. The remaining purchase price of $14.5 million, less future tax benefits of $5.7 million, was recognized as an adjustment to additional paid-in capital. After these transactions, the Company owned 90.2% and the non-controlling interest limited partners in aggregate owned the remaining 9.8% in the partnership. Of the 20.2% aggregate non-controlling interests purchased, 15% was held by Regg Swanson, the Managing Director and a founder of STAR and a member of the Company’s Board of Directors (“Swanson”). The purchase prices were determined based on the contractual terms in the Reorganization of Securities Purchase Agreement dated as of September 6, 2007 among the Company, STAR, the limited partners of STAR and Regg Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After the sale of his 15% interest, Swanson owned 3.3% of STAR (“Swanson Interest”). See Note 8 – Subsequent Events.
Effective June 30, 2011, the Company purchased the 35% non-controlling interest in one of its Texas partnerships. The aggregate purchase price for the 35% interest was $3.9 million, of which $3.5 million was paid in cash and $367,272 was paid in the form of a note to the seller, which is payable in two equal annual installments of principal plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. The purchase price included $0.2 million of undistributed earnings and $0.2 million in invested capital. The remaining purchase price of $3.5 million, less future tax benefits of $1.4 million, was recognized as an adjustment to additional paid-in capital. After this transaction, the Company owns 100% of the partnership.
In addition, during the nine months ended September 30, 2011, the Company purchased the non-controlling interests of two other partners for $112,000, which included $47,000 of undistributed earnings. The remaining purchase price of approximately $60,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.
5. GOODWILL
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months
Ended
September 30,
2011
Beginning balance	$79,424
Goodwill acquired during the period	14,630
Goodwill allocated to specific assets for businesses acquired in 2010	(2,990)
Goodwill adjustments for purchase price allocation of businesses acquired in 2010	402
Goodwill written off	(14)

Ending balance	$91,452

The Company has substantially finalized its valuations for the Mid-Atlantic Acquisition and the Southeast Acquisition which occurred in December 2010. While the valuations associated with the acquired liabilities are still in process, the Company does not expect there to be significant adjustments to the amounts recorded as of September 30, 2011 upon completion of the process. Of the amount paid and included in goodwill at December 31, 2010, $2,990,000 was allocated to intangible assets as follows: $1.7 million to tradenames; $1.0 million to referral relationships and $290,000 to non compete agreements. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives of 12 years. Non compete agreements are amortized over the respective term of the agreements which range from five to six years.
In addition, the Company adjusted the amount of the value initially assigned to the clinic equipment and assumed liabilities, which resulted in a reduction of the net value by $402,000 and an increase in goodwill of the same amount.
The goodwill written off in the amount of $14,000 relates to a clinic that was closed.
6. NOTES PAYABLE
Notes payable as of September 30, 2011 and December 31, 2010 consisted of the following ($ in thousands):

	2011	2010
Revolving credit agreement average effective interest rate of 1.97% inclusive of unused fee	$26,400	$5,500
Various promissory notes payable in annual installments of an aggregate of $100 plus accrued interest through February 26, 2012, interest accrues at 3.25% per annum	100	200
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	200	200
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	100	100
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	367	—
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	200	—

	27,367	6,000
Less current portion	(533)	(250)

	$26,834	$5,750

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2011, $26.4 million was outstanding on the revolving credit facility resulting in $48.6 million of availability. The Company was in compliance with all of the covenants thereunder.
The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non controlling interests. In June 2011, the Company, in conjunction with the purchase of a non controlling interests, entered into a note payable in the amount of $367,272 payable in two equal annual installments of $183,636 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. In conjunction with the July 2011 Acquisition, the Company entered into a note payable in the amount of $200,000 payable in two equal annual installments of $100,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to September 30, 2011 are as follows:

During the twelve months ended September 30, 2012	$533
During the twelve months ended September 30, 2013	434
During the twelve months ended September 30, 2014	—
During the twelve months ended September 30, 2015	26,400

$27,367

7. COMMON STOCK
In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the nine months ended September 30, 2011, the Company purchased 125,000 shares of its common stock for an aggregate cost of $2.3 million. Using the September 30, 2011 closing price of $18.52 per share, there were approximately 312,000 shares remaining that could be purchased under these programs.
8. SUBSEQUENT EVENTS
In October 2011, the Company purchased 60.6% of the Swanson Interest for $1.5 million, which included $0.1 million of undistributed earnings. After this transaction, the Company owns 92.2% and the non-controlling interest limited partners in aggregate own the remaining 7.8% in the partnership. After this transaction, Swanson owns 1.3% of STAR.

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
On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”). During the three months ended September 30, 2011, the Company opened eight new clinics, seven as satellites of existing clinics and one with a new partner. During the same three month period, the Company closed six clinics. During the nine months ended September 30, 2011, the Company opened 16 new clinics, 11 as satellites of existing clinics and five with new partners. During the same nine month period, the Company closed eight clinics.
During 2010, we completed the following acquisitions (“2010 Acquisitions”):

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
	2010
Northeast Acquisition	February 26	70%	5
2010 Mid-Atlantic Acquisition	December 21	70%	6
Southeast Acquisition	December 31	65%	14
The 2010 Mid-Atlantic Acquisition and the Southeast Acquisition are hereinafter referred to as the “December 2010 Acquisitions”.
The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition.
In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 16 third-party facilities under management as of September 30, 2011.
Selected Operating and Financial Data
The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Number of clinics, at the end of period	420	372	420	372
Working days	64	64	192	191
Average visits per day per clinic	20.8	20.3	20.8	20.6
Total patient visits	548,991	483,152	1,605,134	1,449,281

Net patient revenue per visit	$104.43	$107.11	$104.59	$105.45
RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
•	Net revenues increased to $59.7 million for the three months ended September 30, 2011 (“2011 Third Quarter”) from $53.4 million for the three months ended September 30, 2010 (“2010 Third Quarter”) due to an increase in patient visits from 483,000 to 549,000, offset by a decrease of $2.68 in net patient revenue per visit from $107.11 to $104.43. Other revenues included a $0.4 million year-over-year quarterly increase in physician services revenue. During the 2011 Third Quarter a large physician services franchisee defaulted on making payments. The Company recognized none of the $446,000 in payments contractually due from the franchisee in the quarter and, as described below, fully reserved the outstanding receivable balance of $750,000 from this franchisee.
•	Net income attributable to our common shareholders for the 2011 Third Quarter was $4.1 million versus $3.9 million for the 2010 Third Quarter. Net income was $0.34 per diluted share for the 2011 Third Quarter as compared to $0.33 per diluted share for the 2010 Third Quarter. Total diluted shares were 12.0 million for the 2011 Third Quarter and 11.9 million for the 2010 Third Quarter.
Net Patient Revenues
•	Net patient revenues increased to $57.3 million for the 2011 Third Quarter from $51.7 million for the 2010 Third Quarter, an increase of $5.6 million, or 10.8%, primarily due to an increase in patient visits from 483,000 to 549,000, offset by a decrease of $2.68 in net patient revenue per visit from $107.11 to $104.43.
•	The growth in patient visits was attributable to 74,000 visits in clinics opened or acquired between October 1, 2010 and September 30, 2011 (“New Clinics”), primarily due to the December 2010 Acquisitions and the July 2011 Acquisition. This increase was offset by a decrease of 8,000 visits for clinics opened or acquired prior to October 1, 2010 (“Mature Clinics”).
•	Net patient revenues related to New Clinics amounted to $7.1 million, primarily due to the December 2010 Acquisitions and the July 2011 Acquisition. Net patient revenues for Mature Clinics decreased $1.5 million for the 2011 Third Quarter as compared to the 2010 Third Quarter.
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

Other Revenues
Other revenues increased by $0.7 million from $1.6 million to $2.3 million primarily due to $0.4 million higher revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 76.9% for the 2011 Third Quarter and 72.8% for the 2010 Third Quarter. The combination of the lost franchisee revenue of $446,000, discussed previously, coupled with fully reserving the outstanding receivable balance of the defaulting franchisee of $750,000 accounts for most of the margin contraction in the quarter.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $32.4 million for the 2011 Third Quarter from $28.0 million for the 2010 Third Quarter, an increase of $4.4 million, or 15.9%. The $4.4 million increase was attributable to the New Clinics. Salaries and related costs as a percentage of net revenues were 54.3% for the 2011 Third Quarter and 52.4% for the 2010 Third Quarter. If the lost franchisee revenue discussed above had been recognized, salaries and related costs as a percentage of net revenues would had been 53.9% for the 2011 Third Quarter.
     Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $12.0 million for the 2011 Third Quarter and $10.2 million for the 2010 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.8 million for the 2011 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other remained flat in the 2011 Third Quarter compared to the 2010 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.1% for the 2011 Third Quarter and 19.0% for the 2010 Third Quarter.
     Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $1.4 million for the 2011 Third Quarter and $0.7 million for the 2010 Third Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 2.5% for the 2011 Third Quarter and 1.3% for the 2010 Third Quarter. In the 2011 Third Quarter, the bad debt expense attributable to the physician services franchisee default was $750,000. Primarily as the result of the described franchisee default, on the balance sheet the allowance for doubtful accounts for accounts receivable-other, which includes physician services, increased from $83,000 in the third quarter of 2010 to $916,000 as of the end of the most recent quarter.
Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 7.1% at September 30, 2011, as compared to 8.1% at December 31, 2010. Our days sales outstanding was 48 days at September 30, 2011 compared to 45 days at December 31, 2010.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $5.1 million for the 2011 Third Quarter and $5.8 million for the 2010 Third Quarter. Corporate office costs were lower in the 2011 Third Quarter due to a significant reduction in accrued incentive compensation and bonus expense as compared to the 2010 Third Quarter. As a percentage of net revenues, corporate office costs were 8.6% for the 2011 Third Quarter and 10.9% for the 2010 Third Quarter.
Interest Expense
Interest expense increased to $149,000 in the 2011 Third Quarter compared from $50,000 in the 2010 Third Quarter due to an increase in the average borrowings outstanding under our revolving credit facility during the 2011 period compared to the 2010 period. At September 30, 2011, $26.4 million was outstanding under our revolving credit facility.

Provision for Income Taxes
The provision for income taxes increased to $2.7 million for the 2011 Third Quarter from $2.5 million for the 2010 Third Quarter. During the 2011 and 2010 Third Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.
Non-controlling Interests
Net income attributable to non-controlling interests was $1.8 million for the 2011 Third Quarter and $2.3 million for the 2010 Third Quarter. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships and the reduced earnings in the Company’s principal physician services partnership as a result of the franchisee default. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 12.7% for the 2011 Third Quarter and 15.8% for the 2010 Third Quarter.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
•	Net revenues increased to $176.3 million for the nine months ended September 30, 2011 (“2011 Nine Months”) from $157.9 million for the nine months ended September 30, 2010 (“2010 Nine Months”) due to an increase in patient visits from 1.4 million to 1.6 million offset by a decrease of $0.86 in net patient revenue per visit from $105.45 to $104.59, as well as an increase of $2.8 million in revenue from physician services recorded in “Other revenues”.
•	Net income attributable to our common shareholders for the 2011 Nine Months was $12.7 million versus $11.5 million for the 2010 Nine Months. Net income was $1.06 per diluted share for the 2011 Nine Months as compared to $0.97 per diluted share for the 2010 Nine Months. Total diluted shares were 12.0 million for the 2011 Nine Months and 11.9 million for the 2010 Nine Months.
Net Patient Revenues
•	Net patient revenues increased to $167.9 million for the 2011 Nine Months from $152.8 million for the 2010 Nine Months, an increase of $15.1 million, or 9.9%, primarily due to an increase in patient visits from 1.4 million to 1.6 million.
•	The growth in patient visits was attributable to 166,000 visits in New Clinics, primarily due to the December 2010 Acquisitions and July 2011 Acquisition. This increase was offset by a decrease of 10,000 visits for Mature Clinics.
•	The increase in net patient revenues of $15.1 million related to New Clinics, primarily due to the December 2010 Acquisitions and the 2011 July Acquisition.
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
Other Revenues
Other revenues increased by $3.3 million from $5.1 million to $8.4 million primarily due to $2.8 million higher revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.
Clinic Operating Costs
Clinic operating costs as a percentage of net revenues were 74.0% for the 2011 Nine Months and 73.1% for the 2010 Nine Months.
     Clinic Operating Costs — Salaries and Related Costs
Salaries and related costs increased to $93.2 million for the 2011 Nine Months from $82.4 million for the 2010 Nine Months, an increase of $10.8 million, or 13.1%. The $10.8 million increase included costs of $10.0 million attributable to the New Clinics and an increase of $0.8 million in costs related to Mature Clinics. Salaries and related costs as a percentage of net revenues were 52.8% for the 2011 Nine Months and 52.2% for the 2010 Nine Months.
Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other
Rent, clinic supplies, contract labor and other were $34.7 million for the 2011 Nine Months and $30.5 million for the 2010 Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $4.4 million for the 2011 Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.2 million in the 2011 Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.7% for the 2011 Nine Months and 19.3% for the 2010 Nine Months.
Clinic Operating Costs — Provision for Doubtful Accounts
The provision for doubtful accounts was $2.6 million for the 2011 Nine Months and $2.5 million for the 2010 Nine Months. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.5% for the 2011 Nine Months and 1.6% for the 2010 Nine Months. Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 7.1% at September 30, 2011, as compared to 8.1% at December 31, 2010. Our days sales outstanding was 48 days at September 30, 2011 compared to 45 days at December 31, 2010.
Corporate Office Costs
Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $17.6 million for the 2011 Nine Months and $17.1 million for the 2010 Nine Months. As a percentage of net revenues, corporate office costs were 10.0% for the 2011 Nine Months and 10.8% for the 2010 Nine Months.
Interest and Other Income, net
Interest and other income in the 2010 Nine Months included a pre-tax gain of $578,000 from the sale of our 51% interest in a five clinic Texas joint venture.
Interest Expense
Interest expense increased to $331,000 in the 2011 Nine Months compared to $195,000 in the 2010 Nine Months due to an increase in the average borrowings outstanding under our revolving credit facility during the 2011 period compared to the 2010 period. At September 30, 2011, $26.4 million was outstanding under our revolving credit facility.
Provision for Income Taxes
The provision for income taxes increased to $8.3 million for the 2011 Nine Months from $7.4 million for the 2010 Nine Months. During the 2011 and 2010 Nine Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.
Non-controlling Interests
Net income attributable to non-controlling interests was $6.9 million for the 2011 Nine Months and $6.8 million for the 2010 Nine Months. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 15.0% for the 2011 Nine Months and 16.1% for the 2010 Nine Months.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2011, we had $9.5 million in cash compared to cash of $9.2 million at December 31, 2010. Although start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least September 2012. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).

During the 2011 Nine Months, $20.6 million was provided by operations, $20.9 million was derived from net proceeds from our revolving credit facility and $0.8 million was obtained from the exercise of stock options and related tax benefits. The major uses of cash included: purchase of business ($8.1 million), payments for acquisitions of non-controlling interests ($18.9 million), distributions to non-controlling interest partners ($7.3 million), purchases of our common stock ($2.3 million), purchases of fixed assets ($2.4 million) and payments of cash dividends to our shareholders ($2.8 million).
Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2011, $26.4 million was outstanding on the revolving credit facility resulting in $48.6 million of availability, and we were in compliance with all of the covenants thereunder.
In five separate transactions during the nine months ended September 30, 2011, we purchased a total of 20.2% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 20.2% interest was $15.3 million, which included $0.8 million of undistributed earnings. The remaining purchase price of $14.5 million, less future tax benefits of $5.7 million, was recognized as an adjustment to additional paid-in capital. After these transactions, we owned 90.2% and the non-controlling interest limited partners in aggregate owned the remaining 9.8% in the partnership. In October 2011, we purchased 2.0% of the 9.8% interest for $1.5 million, which included $0.1 million of undistributed earnings. After the October transaction, we own 92.2% of STAR and the non-controlling interest limited partners in aggregate own the remaining 7.8% in the partnership.
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
In addition, during the nine months ended September 30, 2011, we purchased the non-controlling interests of two other partners for $112,000, which included $47,000 of undistributed earnings. The remaining purchase price of approximately $60,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.
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

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate to our 2010 Acquisitions, the June 2011 Noncontrolling Interest Purchase and the July 2011 Acquistion. For the 2010 Acquisitions, we entered into several notes payable aggregating $500,000. The notes are payable in two equal annual installments of principal over two years, plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. At September 30, 2011, the balance on these notes payable was $400,000. In addition, we assumed leases with remaining terms of one month to six years for the operating facilities. For the June 2011 Noncontrolling Interest Purchase, we entered into a note payable in the amount of $367,272 payable in two equal annual installments of $183,636, plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. For the July 2011 Acquisition, we entered into a note payable in the amount of $200,000 payable in two equal annual installments of $100,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. In addition, we assumed leases with remaining terms of one month to ten years for the operating facilities.
In conjunction with the 2010 Acquisitions and the July 2011 Acquisition, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.
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
From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During the three months ended September 30, 2011, we purchased 125,000 shares of our common stock for an aggregate cost of $2.3 million. Using the September 30, 2011 closing price of $18.52 per share, there were approximately 312,000 shares remaining that could be purchased under these programs.
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
We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At September 30, 2011, $26.4 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at September 30, 2011, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $264,000.

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
     The following table provides information regarding shares of the Company’s common stock repurchased by the Company during the quarter ended September 30, 2011.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs (1)
July 1, 2011 through July 31, 2011	—	$—	—	—
August 1, 2011 through August 31, 2011	—	$—	—	—
September 1, 2011 through September 30, 2011	125,012	$18.11	125,012	312,000

Total	125,012	$18.11	125,012	312,000

(1)	In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under these programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of the Company’s common stock. In connection with the March 2009 Authorization, the Company amended its Credit Agreement to permit the share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During the three months ended September 30, 2011, the Company purchased 125,012 shares for an aggregate price of $2.3 million. There were no shares purchased in the preceding six months ended June 30, 2011. The number of shares that may yet be purchased is calculated on the shares authorized to be repurchased less those repurchased, subject to this cumulative $15,000,000 limit. Without amending the Credit Agreement, there were approximately 312,000 shares remaining that could be purchased under these programs using the September 30, 2011 closing price of $18.52 per share.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
Date: November 8, 2011	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith