Form 10-K
period 2011-12-31
U S PHYSICAL THERAPY INC /NV
filed 2012-03-09
CIK 885978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2011 was $227,257,000 based on the closing sale price reported on the Nasdaq Global Select Market for the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 8, 2012, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 11,758,751.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders	PART III

Form 10-K Table of Contents

FORWARD LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We operate two clinics which specialize in the outpatient, non-surgical treatment of osteo arthritis degenerative joint disease and other musculoskeletal conditions (“Physician Services”) and perform certain services on behalf of third parties that provide physical therapy services. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop and acquire outpatient physical therapy clinics on a national basis. At December 31, 2011, we operated 416 clinics, inclusive of the two clinics that perform physician services (the “Physician Services Clinics”), in 42 states. The average age of the 416 clinics in operation at December 31, 2011 was 8.0 years. There were 314 clinics operated under Clinic Partnerships and 102 were operated as Wholly-Owned Facilities. Of the 416 clinics, we developed 293 and acquired 123. During 2011, we opened 21 clinics, acquired 20 and closed 17. Our highest concentration of clinics are in the following states — Tennessee, Texas, Michigan, Washington, Georgia, Maryland, New Jersey, Wisconsin, Arizona, Florida, Oklahoma, Virginia and Indiana. In addition to our 416 clinics, at December 31, 2011, we also managed 15 physical therapy practices for third parties, including physicians.

On July 25, 2011, we acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”). During 2010, we acquired a majority interest in 25 clinics in three separate transactions. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast (“February 2010 Acquisition”). On December 21, 2010, we acquired a 70% interest in a six clinic physical therapy group in the mid-Atlantic region (“December 21, 2010 Acquisition”). On December 31, 2010, we acquired a 65% interest in a 14 clinic physical therapy group located in the southeast (“December 31, 2010 Acquisition”).

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that a substantial number of clinic groups operate more than one clinic location. Of the 21 clinics opened in 2011, six were with new partners and 15 were satellites of existing partnerships. In 2012, we intend to continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs. In addition, we will evaluate acquisition opportunities.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practioner of the clinics usually owns a portion of the limited partnership interests. Historically, the therapist partners had no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2011, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 50% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnerships.

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

The following table shows our payor mix for the years ended:

	December 31, 2011		December 31, 2010		December 31, 2009
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Program	$66,025	29.1%	$63,993	31.4%	$61,819	31.6%
Commercial Health Insurance	52,697	23.3%	50,243	24.6%	49,150	25.2%
Medicare/Medicaid	56,287	24.8%	46,165	22.6%	40,765	20.9%
Workers’ Compensation Insurance	39,338	17.4%	34,185	16.7%	34,458	17.6%
Other	12,232	5.4%	9,523	4.7%	9,130	4.7%

Total	$226,579	100.0%	$204,109	100.0%	$195,322	100.0%

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

During the year ended December 31, 2011, approximately 25% of our visits and 23% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that newly developed clinics will generally become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. However, we cannot assure you that newly developed clinics will be successful in becoming eligible as Medicare providers.

Medicare Physician Fee Schedule Sustainable Growth Rate Update.     The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2011, CMS or Congress has taken action to prevent the implementation of SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 provided a 2.2% increase to MPFS payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010. The Medicare and Medicaid Extenders Act of 2010 (“MMEA”) prevented a 25.5% reduction in the MPFS payment rates that would have taken effect on January 1, 2011. The Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for two additional months, through February 29, 2012. The Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their current level through December 31, 2012.

On November 1, 2011, CMS released the 2012 Medicare Physician Fee Schedule final rule. Given the prevention of the 27.4% reduction, the projected impact of other changes in the rule on outpatient physician therapy service payments in aggregate is expected to be a 4.0% increase in 2012, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact is expected to be a 6.0% increase for outpatient physical therapy payments. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Therapy Caps.     As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. These Therapy Caps are applicable to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. Therefore, outpatient therapy services rendered to Medicare beneficiaries by the Company's therapist personnel are subject to the Therapy Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with hospitals for services provided in hospital departments. Effective January 1, 2012, the annual Limit on outpatient therapy services is $1,880 for physical therapy and speech language pathology services combined and $1,880 for occupational therapy services. Under the MCTRA this Limit will temporarily apply to hospital outpatient departments beginning no later than October 1, 2012.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures will be subject to a manual medical review. The MCTRA designates that this medical review will be similar to the process used following Deficit Reduction Act implementation in 2006. The $3,700 threshold will be applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold will be applied to the occupational therapy cap.

In conjunction with establishing the Therapy Cap, Congress either delayed the implementation of these Limits or it provided a process authorizing CMS to grant exceptions to the Therapy Cap for services provided during a given year, as long as those services met certain qualifications. More recently, the MMEA extended the exceptions process for outpatient Therapy Caps through December 31, 2011, and the TPTC directed CMS to continue to allow exceptions to Therapy Caps for certain medically necessary services provided on or after January 1, 2012, through February 29, 2012. Under the MCTRA, Congress may extend the Therapy Caps exceptions process through December 31, 2012.

Multiple Procedure Payment Reduction.     CMS adopted a multiple procedure payment reduction (MPPR) for therapy services in the final update to the MPFS for calendar year 2011. Under MPPR, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest RVU, then reduces the payment for the practice expense component of the RVU for additional procedures. The reduction for these subsequent procedures varies based on the setting, with a 20% reduction for services in an office or other non-institutional setting and 25% in institutional settings. The reduction applies to any service furnished during the same day for the same patient, regardless of the type of therapy service or whether the therapy services are furnished in separate sessions. The MPPR was continued in calendar year 2012.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having as much as six percent of the market share nationally. We believe that our Company is the third largest national outpatient rehabilitation providers.

Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of location, and relationships with, and ability to meet the needs of, referral and payor sources. Our clinics compete, directly or indirectly, with many types of healthcare providers including the physical therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition if consolidation of the therapy industry continues.

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

ENFORCEMENT ENVIRONMENT

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require providers to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for their services by government payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, a determination that our clinics' billing and coding practices are false or fraudulent could have a material adverse effect on us.

We and our clinics are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare, Medicaid and other governmental programs and third party payors that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against healthcare providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated healthcare providers often are unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in (i) exclusion from participation in Medicare, Medicaid and other federal healthcare programs, or (ii) significant financial or criminal sanctions, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed a separate violation. In addition, many states also have enacted similar statutes, which may include criminal penalties, substantial fines, and treble damages.

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

EMPLOYEES

At December 31, 2011, we employed 2,522 people, of which 1,992 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2011, approximately 75% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 25% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

Medicare Physician Fee Schedule Sustainable Growth Rate Update.    The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. The MPFS rates are automatically updated annually based on a formula, called the SGR formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2011, CMS or Congress has taken action to prevent the implementation of SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 provided a 2.2% increase to MPFS payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010. The MMEA prevented a 25.5% reduction in the MPFS payment rates that would have taken effect on January 1, 2011. The TPTC delayed application of the SGR for two additional months, through February 29, 2012. The MCTRA included a measure freezing payment rates at their current level through December 31, 2012.

On November 1, 2011, CMS released the 2012 Medicare Physician Fee Schedule final rule. Given the prevention of the 27.4% reduction, the projected impact of other changes in the rule on outpatient physician therapy service payments in aggregate is expected to be a 4.0% increase in 2012, primarily due to the continued phase in of new practice expense survey data derived from the PPIS. In 2013, when the use of the PPIS data is fully phased in, the impact is expected to be a 6.0% increase for outpatient physical therapy payments. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific CPT codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Therapy Caps.     As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. These Therapy Caps are applicable to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. Therefore, outpatient therapy services rendered to Medicare beneficiaries by the Company's therapist personnel are subject to the Therapy Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with hospitals for services provided in hospital departments. Effective January 1, 2012, the annual Limit on outpatient therapy services is $1,880 for physical therapy and speech language pathology services combined and $1,880 for occupational therapy services. Under the MCTRA this Limit will temporarily apply to hospital outpatient departments beginning no later than October 1, 2012.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures will be subject to a manual medical review. The MCTRA designates that this medical review will be similar to the process used following Deficit Reduction Act implementation in 2006. The $3,700 threshold will be applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold will be applied to the occupational therapy cap.

In conjunction with establishing the Therapy Cap, Congress either delayed the implementation of these Limits or it provided a process authorizing CMS to grant exceptions to the Therapy Cap for services provided during a given year, as long as those services met certain qualifications. More recently, the MMEA extended the exceptions process for outpatient Therapy Caps through December 31, 2011, and the TPTC directed CMS to continue to allow exceptions to Therapy Caps for certain medically necessary services provided on or after January 1, 2012, through February 29, 2012. Under the MCTRA, Congress may extend the Therapy Caps exceptions process through December 31, 2012.

Multiple Procedure Payment Reduction.     CMS adopted a MPPR for therapy services in the final update to the MPFS for calendar year 2011. Under MPPR, the Medicare program pays 100% of the practice expense component of the RVU for the therapy procedure with the highest RVU, then reduces the payment for the practice expense component of the RVU for additional procedures. The reduction for these subsequent procedures varies based on the setting, with a 20% reduction for services in an office or other non-institutional setting and 25% in institutional settings. The reduction applies to any service furnished during the same day for the same patient, regardless of the type of therapy service or whether the therapy services are furnished in separate sessions. The MPPR was continued in calendar year 2012.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2011, our stock price ranged from a low of $16.58 per share (on September 12, 2011) to a high of $26.23 per share (on July 7, 2011). Factors, such as announcements concerning changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

At December 31, 2011, we had reserved approximately 349,000 shares of common stock for issuance under outstanding options and 398,000 shares for future equity grants. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “USPH.” As of March 8, 2012, there were 60 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2011		2010
Quarter	High	Low	High	Low
First	$22.69	$18.87	$19.22	$14.97
Second	26.06	21.51	19.38	15.52
Third	26.23	16.58	18.73	15.30
Fourth	21.27	16.75	20.92	16.71

Prior to 2011, we had not declared or paid cash dividends or more distributions on our common stock. During 2011, we paid a quarterly dividend of $0.08 per share totaling $0.32 per share for 2011, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2011 of $3.8 million. On February 28, 2012, our Board of Directors declared a quarterly dividend of $0.09 per share payable to shareholders of record on March 15, 2012 to be paid on March 30, 2012. We are currently restricted from paying dividends in excess of $5,000,000 in any fiscal year on our common stock by our bank credit facility.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding shares of the Company’s common stock purchased by the Company during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2011 through October 31, 2011	—	$—	—	—
November 1, 2011 through November 30, 2011	72,000	$18.33	72,000	—
December 1, 2011 through December 31, 2011	57,630	$18.47	57,630	172,000

Total	129,630	$18.39	129,630	172,000

(1)	In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of the Company’s common stock the (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its credit agreement, as described below, to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During 2011, we purchased 254,642 shares of our common stock for an aggregate cost of $4.7 million. Using the December 31, 2011 closing price of $19.68 per share, there were approximately 172,000 shares remaining that could be purchased under these programs.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares the cumulative total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index for the period from December 31, 2006 through December 31, 2011. The graph assumes that $100 was invested in our common stock and the common stock of the companies listed on The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2006 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return For the Year Ended December 31, 2011

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in Item 7.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share data)
Net revenues	$237,006	$211,233	$201,409	$187,686	$151,686
Income from continuing operations including noncontrolling interests, net of tax	$29,783	$24,700	$19,974	$17,089	$14,542
Discontinued operations, net of tax	$—	$—	$—	$—	$(77)
Net income including noncontrolling interests	$29,783	$24,700	$19,974	$17,089	$14,465
Net income attributable to common shareholders	$20,974	$15,645	$11,767	$10,004	$8,738
Per common share
Net income from continuing operations attributable to common shareholders:
Basic	$1.78	$1.34	$1.01	$0.84	$0.76
Diluted	$1.75	$1.32	$1.00	$0.83	$0.75
Net income attributable to common shareholders:
Basic	$1.78	$1.34	$1.01	$0.84	$0.75
Diluted	$1.75	$1.32	$1.00	$0.83	$0.75

	On December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Total assets	$163,252	$140,861	$111,429	$118,247	$96,252
Long-term debt, less current portion	$23,784	$5,750	$400	$12,412	$7,959
Working capital	$29,343	$25,053	$18,255	$24,108	$24,595
Current ratio	2.80	2.76	2.24	2.65	3.15
Total long-term debt to total capitalization	0.20	0.05	—	0.15	0.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.    We operate outpatient physical therapy clinics that provide preventative and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers.

During 2011 and 2010, we completed the following acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

The three acquisitions in 2010 are hereinafter referred to collectively as the “2010 Acquisitions”. No clinics were acquired in 2009.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

At December 31, 2011, we operated 416 clinics in 42 states, inclusive of two Physician Services Clinics. The average age of our clinics at December 31, 2011, was 8.0 years. Of the 416 clinics, we developed 293 of the clinics and acquired 123. In 2011, we opened 21 clinics, acquired 20 and closed 17.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of December 31, 2011.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenues from physician services, sold primarily through franchisee arrangements, are considered multiple deliverables — training and ongoing services. Each component can be purchased separately. Revenue is recognized over the period of the respective services are provided.

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

Contractual Allowances.    Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2011. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $716,000 for the year ended December 31, 2011. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2011, 2010 and 2009 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2011	2010
Gross patient accounts receivable	$70,435	$58,552
Less contractual allowances	39,948	31,548

Subtotal — accounts receivable	30,487	27,004
Less allowance for doubtful accounts	2,154	2,190

Net patient accounts receivable	$28,333	$24,814

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

Accounts Receivable by Payor Class

	December 31, 2011			December 31, 2010
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$10,066	$2,213	$12,279	$9,001	$1,972	$10,973
Medicare/Medicaid	5,964	1,758	7,722	5,328	1,408	6,736
Workers Compensation*	5,475	1,198	6,673	4,952	814	5,766
Self-pay	739	1,295	2,034	872	857	1,729
Other**	996	783	1,779	1,012	788	1,800

Totals	$23,240	$7,247	$30,487	$21,165	$5,839	$27,004

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

The Company does not believe that it has any significant uncertain tax positions at December 31, 2011, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2011 and 2010.

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

Goodwill.    The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in our third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. We operate a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, we maintain discrete financial information and both corporate and local management regularly review the operating results. We did not combine any of the reporting units for impairment testing in any year presented. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2011, 2010 and 2009 did not result in any goodwill amounts that were deemed impaired. An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of the each weight multiplied by the factor is considered the estimated fair value. For 2011, the factors (ie. price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2011	Year ended December 31, 2011
2010	Year ended December 31, 2010
2009	Year ended December 31, 2009
New Clinics	Clinics opened or acquired during the year ended December 31, 2011
Mature Clinics	Clinics opened or acquired prior to January 1, 2011
2010 New Clinics	Clinics opened or acquired during the year ended December 31, 2010
2010 Mature Clinics	Clinics opened or acquired prior to January 1, 2010
2009 New Clinics	Clinics opened during the year ended December 31, 2009
2009 Mature Clinics	Clinics opened or acquired prior to January 1, 2009

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2011	2010	2009
Number of clinics, at the end of period	416	392	368
Working Days	255	254	255
Average visits per day per clinic	20.9	20.5	20.4
Total patient visits	2,163,679	1,926,892	1,899,123
Net patient revenue per visit	$104.72	$105.92	$102.85

RESULTS OF OPERATIONS

FISCAL YEAR 2011 COMPARED TO FISCAL 2010

•

Net revenues rose 12.2% to $237.0 million for 2011 from $211.2 million for 2010 due to increases in net patient revenues and other revenues as discussed below. The 2011 results include five months of operations of the July 2011 Acquisition. The 2010 results include 10 months of operations for the February 2010 Acquisition and eight days of operations for the December 21, 2010 Acquisition. The 2011 and 2010 results include 255 days and 254 days of operations, respectively.

•

Net income attributable to common shareholders for the year ended December 31, 2011 increased 34.1% to $21.0 million from $15.6 million in 2010. Diluted earnings per share rose to $1.75 from $1.32. Included in the 2011 results is a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition. Included in the 2010 results was a positive adjustment in the income tax provision of $0.8 million and a gain from the sale of a five clinic joint venture of approximately $0.6 million. Excluding the 2011 and 2010 gains and the 2010 tax adjustment, diluted earnings per shares from operations would have been $1.35 for 2011 and $1.22 for 2010, an increase of 10.7%. See table below

	Year Ended
	December 31,
	2011	2010
	(In thousands, except per share data)
Net income attributable to common shareholders	$20,974	$15,645
Gain on purchase price settlement of $5,434 less tax effect of $629	(4,805)	—
Positive adjustment in income tax provision	—	(814)
Gain on the sale of a five clinic joint venture of $578 less tax effect of $227	—	(351)

Adjusted net income attributable to common shareholders	$16,169	$14,480

Adjusted net income attributable to common shareholders per diluted share	$1.35	$1.22

Net Patient Revenues

•

Net patient revenues increased to $226.6 million for 2011 from $204.1 million for 2010, an increase of $22.5 million, or 11.0%, primarily due to an increase in patient visits from 1.9 million to 2.2 million. The increase in net patient revenues of $22.5 million consisted of an increase of $14.3 million from Mature Clinics and $8.2 million from New Clinics, primarily due to the July 2011 Acquisition. The $14.4 million from Mature Clinics is made up of an increase of $14.2 million from the 2010 Acquisitions and $0.2 million from other Mature Clinics.

•

Total patient visits increased to 2,164,000 for 2011 from 1,927,000 for 2010. The growth in patient visits was attributable to 76,000 visits in New Clinics, primarily due to the July 2011 Acquisition and an increase of 162,000 visits for Mature Clinics, primarily due to the 2010 Acquisitions.

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

Other Revenues

Other revenues increased by $3.3 million from $7.1 million to $10.4 million primarily due to $2.5 million higher revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis, and $0.5 million from a management contract acquired as part of the 2010 Acquisitions.

Clinic Operating Costs

Clinic operating costs were 74.4% of net revenues for 2011 and 73.5% of net revenues for 2010. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $125.1 million for 2011 from $110.9 million for 2010, an increase of $14.2 million, or 12.8%. Approximately $5.5 million of the increase was attributable to New Clinics. The remaining $8.7 million of the increase was due to $10.4 million in higher costs at various 2010 New Clinics offset by a decrease of $1.7 million in costs at 2010 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.8% for 2011 and 52.5% for 2010.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $47.4 million for 2011 from $40.9 million for 2010, an increase of $6.5 million, or 15.8%. For 2011, New Clinics accounted for approximately $2.8 million of the increase and 2010 New Clinics accounted for approximately $4.2 million of the increase due to a full year of activity for clinics developed or acquired in 2010. Rent, clinic supplies and other costs for 2010 Mature Clinics decreased $0.5 million in 2011 as compared to 2010 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 20.0% for 2011 and 19.4% for 2010.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables as a percentage of net patient revenues was 1.7% for 2011 and 1.6% for 2010. Our allowance for bad debts as a percentage of total patient accounts receivable was 7.0% at December 31, 2011 and 8.1% at December 31, 2010. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 48 days at December 31, 2011 and 45 days at December 31, 2010. Receivables in the amount of $3.0 million and $2.8 million were written-off in 2011 and 2010, respectively.

Closure Costs

For 2011, closure costs amounted to $59,000 related to the closure of 17 clinics. In 2010, 15 clinics were closed with closure costs amounting to $163,000.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $24.7 million for 2011 and $22.8 million for 2010, an increase of $1.9 million inclusive of $0.5 million related to a potential legal settlement. Corporate office costs were reduced as a percentage of net revenues to 10.4% for 2011 from 10.8% for 2010.

Interest and Other Income, net

Interest and other income for 2011 included a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition that occurred beyond our purchase price measurement date. The settlement included $1.5 million in cash, $0.1 million in debt forgiveness and $3.8 million in exchange of the remaining noncontrolling interest. Interest and other income for 2010 included a pre-tax gain of $578,000 from the sale of our 51.0% interest in a five clinic Texas joint venture.

Interest Expense

Interest expense increased to $496,000 for 2011 from $236,000 for 2010 primarily due to higher average borrowings. At December 31, 2011, $23.5 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes increased to $11.1 million for 2011 from $8.8 million for 2010, an increase of approximately $2.3 million, primarily as a result of higher pre-tax income. For 2011, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 34.6%. Of the $5.4 million gain mentioned above, $3.8 million was non taxable. During the fourth quarter of 2010, we completed a process to perform a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, we recorded a reduction in our current state income tax provision of $814,000. Without the effect of the $814,000, during 2010, we accrued state and federal income taxes at an effective tax rate of 39.4%. We performed a similar reconciliation process during the fourth quarter of 2011 which did not yield a significant adjustment.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.8 million in 2011 compared to $9.1 million in 2010. As a percentage of operating income before corporate office costs, net income attributable to noncontrolling interests was 14.5% in 2011 compared to 16.2% in 2010. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

FISCAL YEAR 2010 COMPARED TO FISCAL 2009

•

Net revenues rose 4.9% to $211.2 million for 2010 from $201.4 million for 2009 due to a 3.0% increase in net patient revenue per visit to $105.92 from $102.85 for 2009 while the number of patient visits increased by 1.5% from 1,899,000 to 1,927,000. Our net patient revenue per visit increased due to our continuing efforts to provide additional services and to negotiate more favorable reimbursement rates with payors. The 2010 results include 10 months of operations for the clinics acquired in the February 2010 Acquisition and eight days of operations for the clinics acquired in the December 21, 2010 Acquisition. The 2010 and 2009 results include 254 days and 255 days of operations, respectively.

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

•

Total patient visits increased to 1,927,000 for 2010 from 1,899,000 for 2009. 2010 New Clinics accounted for 62,000 additional visits in 2010 while 2010 Mature Clinics accounted for a decrease of 34,000 visits. For 2009 New Clinics, the number of visits increased by 35,000 from 2009 to 2010 due to an increase in business for developed clinics and a full year of activity for those opened in 2009. For 2009 Mature Clinics, the number of visits decreased by 68,000 in 2010 as compared to 2009.

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

Other Revenues

Other revenues increased by approximately $1.0 million from 2009 to 2010 due to additional management contracts.

Clinic Operating Costs

Clinic operating costs were 73.5% of net revenues for 2010 and 74.3% of net revenues for 2009. Each component of clinic operating costs is discussed below:

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $110.9 million for 2010 from $105.7 million for 2009, an increase of $5.2 million, or 4.9%. Approximately $4.1 million of the increase was attributable to 2010 New Clinics. The remaining $1.1 million of the increase was due to $2.1 million in higher costs at various 2009 New Clinics offset by a decrease of $1.0 million in costs at various 2009 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.5% for 2010 and 2009.

Clinic Operating Costs — Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $40.9 million for 2010 from $40.5 million for 2009, an increase of $0.4 million, or 1.1%. For 2010, 2010 New Clinics accounted for approximately $1.9 million of the increase and 2009 New Clinics accounted for approximately $0.7 million of the increase due to a full year of activity for clinics developed in 2009. Rent, clinic supplies and other costs for 2009 Mature Clinics decreased $2.2 million in 2010 as compared to 2009 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 19.4% for 2010 and 20.1% for 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2011, we had $10.0 million in cash and cash equivalents compared to $9.2 million at December 31, 2010. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and investments through at least December 2012. The amount outstanding under our revolving credit facility was $23.5 million at December 31, 2011 compared to $5.5 million at December 31, 2010. At December 31, 2011, we had $51.5 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

The increase in cash and cash equivalents of $0.8 million from December 31, 2010 to December 31, 2011 was due primarily to $32.7 million provided by operations, $18.0 million of net proceeds on our revolving credit facility and $1.5 million from a purchase price settlement. The major uses of cash for investing and financing activities included: acquisitions of noncontrolling interests ($20.4 million), distributions to noncontrolling interests ($9.8 million), purchase of business and earnout payment on a previously acquired business ($9.5 million), purchases of our common stock ($4.7 million), payments of cash dividends to our shareholders ($3.8 million), purchases of fixed assets ($3.2 million), and payments on notes payable ($0.3 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2011, $23.5 million was outstanding on the revolving credit facility resulting in $51.5 million of availability, and we were in compliance with all of the covenants thereunder.

In six separate transactions during 2011, we purchased a total of 22.2% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 22.2% interest was $16.9 million, which included $0.8 million of undistributed earnings. The remaining purchase price of $16.1 million, less future tax benefits of $6.3 million, was recognized as an adjustment to additional paid-in capital. After these transactions, we owned 92.2% and the non-controlling interest limited partners in aggregate owned the remaining 7.8% in the partnership.

Effective June 30, 2011, we purchased the 35% non-controlling interest in one of our Texas partnerships (“June 2011 Noncontrolling Interest Purchase”). The aggregate purchase price for the 35% interest was $3.9 million, of which $3.5 million was paid in cash and $367,272 was paid in the form of a note to the seller. The purchase price included $0.2 million of undistributed earnings and $0.2 million in invested capital. The remaining purchase price of $3.5 million, less future tax benefits of $1.4 million, was recognized as an adjustment to additional paid-in capital. After this transaction, we own 100% of the partnership.

In addition, during 2011, we purchased the non-controlling interests of several other partners for $142,000, which included $48,000 of undistributed earnings and sold additional interest to an existing partner for $58,000. The net purchase price of approximately $36,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2011 are summarized as follows (in thousands):

Contractual Obligation	Total	2012	2013	2014	2015	2016	Thereafter
Notes Payable	$24,217	$433	$284	$—	$23,500	$—	$—
Interest Payable	$37	28	9	—	—	—	—
Employee Agreements	$24,677	16,789	5,012	1,892	711	273	—
Operating Leases	$52,661	17,306	13,070	9,381	6,421	2,830	3,653

	$101,592	$34,556	$18,375	$11,273	$30,632	$3,103	$3,653

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate only to certain of the acquisitions of businesses and noncontrolling interests that occurred in 2011 and 2010. For those acquisitions, we entered into several notes payables aggregating to $1.1 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2011, the balance on these notes payable was $0.7 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

The purchase agreement related to an acquisition that occurred in 2008 provided for possible contingent consideration of up to $3,781,000 based on the achievement of a designated level of operating results within a three-year period following the acquisition. In 2009, 2010 and 2011, we paid $1,179,000, $1,080,000 and $1,522,000, respectively, of additional consideration related to the operating results of such acquired business. Those amounts were recorded as additional goodwill.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. During 2011, we purchased 254,642 shares of our common stock for an aggregate cost of $4.7 million. Using the December 31, 2011 closing price of $19.68 per share, there were approximately 172,000 shares remaining that could be purchased under these programs. During 2010, we purchased 86,522 shares for an aggregate purchase price of $1.4 million. During 2009, we purchased 518,335 shares for an aggregate price of $5.6 million.

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

We do not maintain any derivative instruments such as, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2011 was seller notes of $0.7 million and an outstanding balance on our revolving credit facility of $23.5 million. The outstanding balance under our revolving credit facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $235,000 of interest expense. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of net income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, based on our audit, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 9, 2012

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,983	$9,179
Patient accounts receivable, less allowance for doubtful accounts of $2,154 and $2,190, respectively	28,333	24,814
Accounts receivable — other, less allowance for doubtful accounts of $883 and $83, respectively	1,614	1,555
Other current assets	5,737	3,736

Total current assets	45,667	39,284
Fixed assets:
Furniture and equipment	35,103	33,563
Leasehold improvements	20,385	19,590

	55,488	53,153
Less accumulated depreciation and amortization	42,299	39,230

	13,189	13,923
Goodwill	92,750	79,424
Other intangible assets, net	9,603	7,308
Other assets	2,043	922

	$163,252	$140,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable — trade	$1,809	$1,237
Accrued expenses	14,082	12,744
Current portion of notes payable	433	250

Total current liabilities	16,324	14,231
Notes payable	284	250
Revolving line of credit	23,500	5,500
Deferred rent	941	966
Other long-term liabilities	623	3,531

Total liabilities	41,672	24,478
Commitments and contingencies
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,919,588 and 13,893,157 shares issued, respectively	139	139
Additional paid-in capital	36,133	45,570
Retained earnings	102,405	89,876
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	107,049	103,957
Noncontrolling interests	14,531	12,426

Total equity	121,580	116,383

	$163,252	$140,861

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net patient revenues	$226,579	$204,101	$195,322
Other revenues	10,427	7,132	6,087

Net revenues	237,006	211,233	201,409
Clinic operating costs:
Salaries and related costs	125,117	110,872	105,737
Rent, clinic supplies, contract labor and other	47,396	40,944	40,502
Provision for doubtful accounts	3,785	3,241	3,348
Closure costs	59	163	91

Total clinic operating costs	176,357	155,220	149,678
Corporate office costs	24,718	22,823	23,479

Operating income	35,931	33,190	28,252
Interest and other income, net	5,445	586	8
Interest expense	(496)	(236)	(352)

Income from operations	40,880	33,540	27,908
Provision for income taxes	11,097	8,840	7,934

Net income including noncontrolling interests	29,783	24,700	19,974
Less: net income attributable to noncontrolling interests	(8,809)	(9,055)	(8,207)

Net income attributable to common shareholders	$20,974	$15,645	$11,767

Earnings per share attributable to common shareholders:
Basic	$1.78	$1.34	$1.01

Diluted	$1.75	$1.32	$1.00

Shares used in computation:
Basic	11,814	11,638	11,703

Diluted	11,977	11,870	11,807

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Noncontrolling Interests	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance December 31, 2008	14,252	$142	$43,648	$69,446	(2,215)	$(31,628)	$81,608	$6,214	$87,822
Proceeds from exercise of stock options	11	1	56	—	—	—	57	—	57
Tax benefit from exercise of stock options	—	—	44	—	—	—	44	—	44
Issuance of restricted stock	97	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(13)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	974	—	—	—	974	—	974
Compensation expense — stock options	—	—	599	—	—	—	599	—	599
Acquisition of noncontrolling interests	—	—	(2,111)	—	—	—	(2,111)	(83)	(2,194)
Purchase and retirement of treasury stock	(518)	(5)	—	(5,581)	—	—	(5,586)	—	(5,586)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,465)	(9,465)
Net income	—	—	—	11,767	—	—	11,767	8,207	19,974

Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225
Proceeds from exercise of stock options	68	1	419	—	—	—	420	—	420
Tax benefit from exercise of stock options	—	—	336	—	—	—	336	—	336
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	1,245	—	—	—	1,245	—	1,245
Compensation expense — stock options	—	—	47	—	—	—	47	—	47
Purchase of business	—	—	—	—	—	—	—	8,133	8,133
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Acquisition of noncontrolling interests	—	—	313	—	—	—	313	37	350
Purchase and retirement of treasury stock	(87)	—	—	(1,401)	—	—	(1,401)	—	(1,401)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,580)	(9,580)
Net income	—	—	—	15,645	—	—	15,645	9,055	24,700

Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383

Proceeds from exercise of stock options	139	—	—	—	—	—	—	—	—
Net tax benefit from exercise of stock options	—	—	217	—	—	—	217	—	217
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	2,032	—	—	—	2,032	—	2,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	199	—	—	—	199	—	199
Purchase of business	—	—	—	—	—	—	—	8,096	8,096
Sale of business	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interests	—	—	(11,885)	—	—	—	(11,885)	(1,198)	(13,083)
Settlement of purchase price	—	—	—	—	—	—	—	(3,835)	(3,835)
Purchase and retirement of treasury stock	(255)	—	—	(4,656)	—	—	(4,656)	—	(4,656)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,767)	(9,767)
Cash dividends to shareholders	—	—	—	(3,789)	—	—	(3,789)	—	(3,789)
Net income	—	—	—	20,974	—	—	20,974	8,809	29,783

Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income including noncontrolling interests	$29,783	$24,700	$19,974
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,449	5,667	5,897
Provision for doubtful accounts	3,785	3,241	3,348
Gain on purchase price settlement	(5,435)	—	—
Equity-based awards compensation expense	2,032	1,292	1,573
Loss (gain) on sale of business and fixed assets	182	(333)	122
Excess tax benefit from exercise of stock options	(217)	(336)	(44)
Deferred income tax	3,833	452	714
Other	437	(414)	(492)
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(5,147)	(4,169)	165
Increase in accounts receivable — other	(990)	(297)	(468)
(Increase) decrease in other assets	(1,972)	206	(855)
Increase (decrease) in accounts payable and accrued expenses	1,190	(292)	595
(Decrease) increase in other liabilities	(275)	804	415

Net cash provided by operating activities	32,655	30,521	30,944
INVESTING ACTIVITIES
Purchase of fixed assets	(3,222)	(3,673)	(3,876)
Purchase of businesses, net of cash acquired	(9,451)	(18,197)	(1,178)
Acquisitions of noncontrolling interests	(20,439)	(682)	(2,329)
Settlement of purchase price	1,500	—	—
Proceeds on sale of business and fixed assets, net	6	919	57

Net cash used in investing activities	(31,606)	(21,633)	(7,326)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(9,767)	(9,580)	(9,438)
Cash dividends to shareholders	(3,789)	—	—
Purchase and retire of common stock	(4,656)	(1,401)	(5,586)
Proceeds from revolving line of credit	118,900	46,300	24,450
Payments on revolving line of credit	(100,900)	(41,200)	(35,450)
Payment of notes payable	(250)	(1,013)	(1,379)
Tax benefit from stock options exercised	217	336	44
Proceeds from exercise of stock options	—	420	57

Net cash provided by (used in) financing activities	(245)	(6,138)	(27,302)
Net increase (decrease) in cash and cash equivalents	804	2,750	(3,684)
Cash and cash equivalents — beginning of period	9,179	6,429	10,113

Cash and cash equivalents — end of period	$9,983	$9,179	$6,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,037	$7,804	$8,445
Interest	$325	$179	$324
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$200	$525	$—
Acquisition of noncontrolling interest — seller financing portion	$367	$—	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2011 the Company owned and operated 416 clinics in 42 states including the to physician services facilities described below. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of outpatient physical therapy clinics, it also operates two physician services facilities which provide services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis and manages physical therapy facilities for third parties, including physicians, with 15 such third-party facilities under management as of December 31, 2011.

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

During 2011, we opened 21 clinics, acquired 20 and closed 17. Of the 21 clinics opened, six were with new partners and 15 were satellites of existing partnerships.

On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July Acquisition”). During 2010, we acquired a majority interest in 25 clinics in three separate transactions. On February 26, 2010, we acquired a 70% interest in five clinics in the northeast (“February 2010 Acquisition”). On December 21, 2010, we acquired a 70% interest in a six clinic physical therapy group in the mid-Atlantic region (“December 21, 2010 Acquisition”). On December 31, 2010, we acquired a 65% interest in a 14 clinic physical therapy group located in the Southeast (“December 31, 2010 Acquisition”).

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

Physician Services Revenues

Revenues from physician services are generated by franchisee arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through the two physician services facilities. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenue are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Contract Revenues

Management contract revenues are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred. Management contract revenues are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of each reporting unit to the carrying value of the reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. A reporting unit refers to the acquired interest of a single clinic or group of clinics. Local management typically continues to manage the acquired clinic or group of clinics. For each clinic or group of clinics, the Company maintains discrete financial information and both corporate and local management regularly review the operating results. The Company did not combine any of the reporting units for impairment testing in any year presented. For each purchase of the equity interest, goodwill, if any, is assigned to the respective clinic or group of clinics, if deemed appropriate. The evaluation of goodwill in 2011, 2010 and 2009 did not result in any goodwill amounts that were deemed impaired.

An impairment loss generally would be recognized when the carrying amount of the net assets of the reporting unit, inclusive of goodwill and other intangible assets, exceed the estimated fair value of the reporting

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of the each weight times the factor is considered the estimated fair value. For 2011, the factors (ie. price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions.

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

The Company will continue to monitor for any triggering events or other indicators of impairment.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2011, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2011 provided a 2.2% increase to MPFS payment rates, retroactive from June 1, 2011 through November 30, 2011, suspending a 21.3% reduction that briefly became effective on June 1, 2011. The Medicare and Medicaid Extenders Act of 2011 (“MMEA”) prevented a 25.5% reduction in the MPFS payment rates that would have taken effect on January 1, 2011. The Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for two additional months, through February 29, 2012. The Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their current level through December 31, 2012.

On November 1, 2011, CMS released the 2012 Medicare Physician Fee Schedule final rule. Given the prevention of the 27.4% reduction, the projected impact of other changes in the rule on outpatient physician therapy service payments in aggregate is expected to be a 4.0% increase in 2012, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact is expected to be a 6.0% increase for outpatient physical therapy payments. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. These Therapy Caps are applicable to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. Therefore, outpatient therapy services rendered to Medicare beneficiaries by the Company’s therapist personnel are subject to the Therapy Cap, except to the extent these services are rendered pursuant to certain management and professional services agreements with hospitals for services provided in hospital departments. Effective January 1, 2012, the annual Limit on outpatient therapy services is $1,880 for physical therapy and speech language pathology services combined and $1,880 for

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occupational therapy services. Under the MCTRA this Limit will temporarily apply to hospital outpatient departments beginning no later than October 1, 2012.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures will be subject to a manual medical review. The MCTRA designates that this medical review will be similar to the process used following Deficit Reduction Act implementation in 2006. The $3,700 threshold will be applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold will be applied to the occupational therapy cap.

In conjunction with establishing the Therapy Cap, Congress either delayed the implementation of these Limits or it provided a process authorizing CMS to grant exceptions to the Therapy Cap for services provided during a given year, as long as those services met certain qualifications. More recently, the MMEA extended the exceptions process for outpatient Therapy Caps through December 31, 2011, and the TPTC directed CMS to continue to allow exceptions to Therapy Caps for certain medically necessary services provided on or after January 1, 2012, through February 29, 2012. Under the MCTRA, Congress may extend the Therapy Caps exceptions process through December 31, 2012.

CMS adopted a multiple procedure payment reduction (MPPR) for therapy services in the final update to the MPFS for calendar year 2011. Under MPPR, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest RVU, then reduces the payment for the practice expense component of the RVU for additional procedures. The reduction for these subsequent procedures varies based on the setting, with a 20% reduction for services in an office or other non-institutional setting and 25% in institutional settings. The reduction applies to any service furnished during the same day for the same patient, regardless of the type of therapy service or whether the therapy services are furnished in separate sessions. The MPPR was continued in calendar year 2012.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2011. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Management contract revenues are derived from contractual arrangements whereby we manage a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Physician services and other revenues are recognized as services are performed.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2011.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2011 and 2010. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2011.

Stock Options

The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. No stock options were granted during the years ended December 31, 2011, 2010 and 2009.

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

As of December 31, 2011, there were no nonvested stock options.

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

Recently Promulgated Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”). ASU 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. ASU 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-07 in 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which modifies the impairment test for goodwill and indefinite lived intangibles. These modifications provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes are effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. These changes should not affect the outcome of the impairment analysis of a reporting unit. The Company performs a review of the Company’s goodwill in the third quarter of each fiscal year. The adoption of ASU 2011-08 in 2012 is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these financial statements were issued.

3.	Acquisitions and Divestiture

Acquisition of Businesses

During 2011 and 2010, the Company completed the following multi-clinic acquisitions of physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

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

The purchase price for the 51% interest in the July 2011 Acquisition was $8,426,000, which consisted of $8,226,000 in cash and a $200,000 seller note, that is payable in two principal installments totaling $100,000 each, plus any accrued interest, in July 2012 and 2013. The seller note accrues interest at 3.25% per annum. The consideration was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility. For the company 51% of the goodwill for the July 2011 Acquisition is tax deductible.

Because the July 2011 Acquisition occurred during the second half of 2011, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2011 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

The preliminary purchase price was allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,930
Seller notes	200

Total consideration	$8,130

Estimated fair value of net tangible assets acquired:
Total current assets	$1,341
Total non-current assets	1,100
Total liabilities	(581)

Net tangible assets acquired	$1,860
Goodwill	14,366
Fair value of noncontrolling interest	(8,096)

$8,130

The purchase price for the 70% interest acquired in the February 2010 Acquisition was $8.9 million, net of cash acquired, which consisted of $8,718,000 in cash and $200,000 in seller notes. The purchase price for the 70% interest acquired in the December 21, 2010 Acquisition was $4.0 million, net of cash acquired, which consisted of $3,877,000 in cash and $100,000 in a seller note. The purchase price for the 65% interest acquired in the December 31, 2010 Acquisition was $4.5 million, net of cash acquired, which consisted of $4,347,000 in cash and $200,000 in a seller note.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase prices allocated for the 2010 multi-clinic acquisitions in aggregate were as follows (in thousands):

Cash paid, net of cash acquired	$16,942
Seller notes	500

Total consideration	$17,442

Estimated fair value of net tangible assets acquired:
Total current assets	$1,765
Total non-current assets	1,308
Total liabilities	(851)

Net tangible assets acquired	$2,222
Referral relationships	1,700
Non compete, 6 years	480
Tradename	2,700
Goodwill	18,471
Fair value of noncontrolling interest	(8,131)

$17,442

For the 2010 multi-clinic acquisitions, the purchase price was allocated to the fair value of the assets acquired including tradenames, non-competition agreements and referral relationships, and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. For the Company, its portion of the goodwill is tax deductible.

For the 2011 and 2010 acquisitions, total current assets primarily represent patient accounts receivable of $3.0 million. Total non current assets are fixed assets, primarily equipment, used in the practices. For the 2010 acquisitions, the value assigned to (i) referral relationships is amortized to expense equally over the respective estimated original life which is 12 years for these acquisitions, (ii) non compete agreements is amortized over five to six years and (iii) goodwill and tradenames are tested at least annually for impairment.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the 2011 and 2010 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

In November 2011, the Company and the seller of the February 2010 Acquisition reached an agreement regarding an adjustment to purchase price as disclosed above. The Company received $1.5 million cash, the forgiveness of the balance of $0.1 million on the notes payable as well as the 30% originally held by the seller which had a book value of $3.8 million.

Acquisitions of Noncontrolling Interests

In six separate transactions during 2011, the Company purchased a total of 22.2% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 22.2% interest was $16.9 million, which included $0.8 million of undistributed

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. The remaining purchase price of $16.1 million, less future tax benefits of $6.3 million, was recognized as an adjustment to additional paid-in capital. After these transactions, the Company owned 92.2% and the non-controlling interest limited partners in aggregate owned the remaining 7.8% in the partnership. Of the 22.2% aggregate non-controlling interests purchased, 17% was held by Regg Swanson, the Managing Director and a founder of STAR and a member of the Company’s Board of Directors (“Swanson”). The purchase prices were determined based on the contractual terms in the Reorganization of Securities Purchase Agreement dated as of September 6, 2007 among the Company, STAR, the limited partners of STAR and Regg Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After the sale of his 17.0% interest, Swanson owned 2.0% of STAR (“Swanson Interest”).

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

In addition, during 2011, the Company purchased the non-controlling interests of several other partners for $142,000, which included $48,000 of undistributed earnings and sold additional interest to an existing partner for $58,000. The net purchase price of approximately $36,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.

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

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill

The changes in the carrying amount of goodwill as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$79,424	$57,247
Goodwill acquired during the year	15,887	22,222
Goodwill allocated to specific assets for businesses acquired in 2010	(2,990)	—
Goodwill adjustments for purchase price allocation of businesses acquired	443	(45)
Goodwill written off — closed clinic	(14)	—

Ending balance	$92,750	$79,424

In addition to the goodwill resulting from the 2011 and 2010 acquisitions, for 2011 and 2010, the goodwill acquired includes $1.5 million and $1.1 million, respectively, related to additional consideration based on the achievement of operating results for the second and third year of operations of an acquisition which occurred in 2008. Due to the timing of the acquisition, current accounting regulations required the amounts paid be capitalized as goodwill. These amounts are tax deductible.

5.	Intangible Assets, net

Intangible assets, net as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Tradename	$6,073	$4,373
Referral relationships, net of accumulated amortization of $784 and $479, respectively	2,777	2,082
Non compete agreements, net of accumulated amortization of $1,443 and $1,053, respectively	753	853

	$9,603	$7,308

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Referral relationships	$305	$213	$163
Non compete agreements	390	344	134

	$695	$557	$297

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
Years	Annual Amount	Years	Annual Amount
2012-2013	$305	2012	$330
2014	$302	2013	$227
2015-2017	$281	2014	$86
2018	$245	2015	$86
2019	$216	2016	$24
2020	$209
2021	$186
2022	$137
2023	$29

6.	Accrued Expenses

Accrued expenses as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010
Salaries and related costs	$9,275	$8,989
Group health insurance claims	1,168	1,324
Credit balances due to patients and payors	793	702
Other	2,846	1,729

Total	$14,082	$12,744

7.	Notes Payable

Notes payable as of December 31, 2011 and 2010 consisted of the following ($ in thousands):

	2011	2010
Revolving credit agreement average effective interest rate of 2.6% inclusive of unused fee	$23,500	$5,500
Various promissory notes payable in annual installments of an aggregate of $100 plus accrued interest through February 26, 2012, interest accrues at 3.25% per annum	—	200
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	100	200
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	50	100
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	367	—
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	200	—

	24,217	6,000
Less current portion	(433)	(250)

	$23,784	$5,750

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase of up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2011, $23.5 million was outstanding on the revolving credit facility resulting in $51.5 million of availability. The Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non controlling interests. In June 2011, the Company, in conjunction with the purchase of a non controlling interest, entered into a note payable in the amount of $367,272 payable in two equal annual installments of $183,636 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. In conjunction with the July 2011 Acquisition, the Company entered into a note payable in the amount of $200,000 payable in two equal annual installments of $100,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

In conjunction with the 2010 multi-clinic acquisitions, the Company entered into various notes payable aggregating $500,000. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at rates ranging from 3.25% to 4.0% per annum. The remaining balance of $100,000 on the notes payable related to the February 2011 Acquisition was forgiven in conjunction with the agreement on the adjustment of the purchase price as disclosed above.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to December 31, 2011 are as follows:

During the year ended December 31, 2012	$433
During the year ended December 31, 2013	284
During the year ended December 31, 2014	—
During the year ended December 31, 2015	23,500

.	$24,217

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Compensation	$1,253	$1,375
Allowance for doubtful accounts	950	740
Lease obligations — closed clinics	139	47
Depreciation and amortization	58	—
Other	26	40

Deferred tax assets	$2,426	$2,202
Deferred tax liabilities:
Depreciation and amortization	$—	$(3,970)
Other	(478)	(164)

Deferred tax liabilities	$(478)	$(4,134)

Net deferred tax assets (liabilities)	$1,948	$(1,932)

Amount included in:
Other current assets	$896	$921
Other assets	$1,052	$—
Long term liabilities	$—	$(2,853)

During 2011, the Company recorded deferred tax assets of $7.7 million related to acquisitions of non controlling interests. At December 31, 2011 and 2010, the Company had a tax receivable of $3.6 million and $1.8 million, respectively, included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011		2010		2009
U. S. tax at statutory rate	$11,225	35.0%	$8,570	35.0%	$6,895	35.0%
State income taxes, net of federal benefit	1,116	3.5%	185	0.7%	762	3.9%
Non taxable gain	(1,342)	-4.2%	—	—	—	—
Nondeductible expenses	98	0.3%	85	0.4%	277	1.4%

	$11,097	34.6%	$8,840	36.1%	$7,934	40.3%

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Current:
Federal	$5,732	$7,730	$6,002
State	1,532	658	1,218

Total current	7,264	8,388	7,220

Deferred:
Federal	3,603	392	611
State	230	60	103

Total deferred	3,833	452	714

Total income tax provision for continuing operations	$11,097	$8,840	$7,934

During the fourth quarter of 2010, the Company completed a process to perform a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, the Company recorded a reduction in its current state income tax provision of $814,000. The Company considers this reconciliation process to be an annual control and performed a similar reconciliation process during the fourth quarter of 2011. In addition, the Company adjusted its deferred tax asset for the tax benefit of $816,000 related to the purchase of a non controlling interest in 2009. The tax benefit is shown as an offset to the purchase of non controlling interests in the Consolidated Statement of Shareholders’ Equity.

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

The Company’s U.S. federal returns remain open to examination for 2008 through 2010 and U.S. state jurisdictions are open for periods ranging from 2004 through 2010.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2011, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2011 and 2010.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Equity Based Plans

The Company has the following equity based plans:

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permitted the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 1992 Plan expired in 2002 and no new option grants can be awarded subsequent to this date. At December 31, 2011, there were no stock options outstanding under the 1992 Plan.

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

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2011, 124,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant.

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

A cumulative summary of equity plans as of December 31, 2011 follows:

Equity Plans	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
1992 Plan	3,495,000	—	—	2,796,012	—	—
Amended 1999 Plan	600,000	360,900	17,310	122,701	17,310	99,089
Amended 2003 Plan	1,250,000	172,750	251,500	526,800	251,500	298,950
Inducements	164,000	—	80,000	84,000	80,000	—

	5,509,000	533,650	348,810	3,529,513	348,810	398,039

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2011, 2010 and 2009 and the changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2008	892,309	14.14
Granted	—	—
Exercised	(10,752)	4.05
Cancelled	(1,290)	18.42
Forfeited	(6,075)	16.97

Outstanding at December 31, 2009	874,192	14.24	4.6 Years
Granted	—	—
Exercised	(142,002)	13.66
Cancelled	(160)	18.42
Forfeited	(8,140)	18.54

Outstanding at December 31, 2010	723,890	14.30	3.6 Years

Granted	—
Exercised	(375,080)	13.92
Cancelled	—
Forfeited	—

Outstanding at December 31, 2011	348,810	14.71	2.6 Years

Exercisable at December 31, 2011	348,810	14.71	2.6 Years	$1,732

All shares pursuant to stock options were fully vested at December 31, 2011 and 2010.

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Aggregate Intrinsic Value (000’)
2009	10,752	$113
2010	142,002	$863
2011	375,080	$3,160

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2011, 2010 and 2009, respectively:

	Outstanding Options as of December 31, 2011	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	17,310	$12.60 - $18.42	3.2 Years	17,310	$12.60 - $18.42
2003 Plan	251,500	$12.51 - $18.80	2.9 Years	251,500	$12.51 - $18.80
Inducements	80,000	$12.75 - $14.32	1.7 Years	80,000	$12.75 - $14.32

	348,810	$12.51 - $18.80	2.6 Years	348,810	$12.51 - $18.80

	Outstanding Options as of December 31, 2010	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1992 Plan	15,000	$16.34	.6 Years	15,000	$16.34
1999 Plan	43,390	$12.60 - $18.42	3.9 Years	43,390	$12.60 - $18.42
2003 Plan	541,500	$12.51 - $18.80	3.8 Years	541,500	$12.51 - $18.80
Inducements	124,000	$12.75 - $14.32	2.8 Years	124,000	$12.75 - $14.32

	723,890	$12.51 - $18.80	3.6 Years	723,890	$12.51 - $18.80

	Outstanding Options as of December 31, 2009	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1992 Plan	15,002	$4.15 - $16.34	1.7 Years	15,002	$4.15 - $16.34
1999 Plan	57,690	$4.15 - $19.29	5.0 Years	50,440	$4.15 - $18.42
2003 Plan	677,500	$12.51 - $18.80	4.8 Years	668,500	$12.51 - $18.80
Inducements	124,000	$12.75 - $14.32	3.8 Years	124,000	$12.75 - $14.32

	874,192	$4.15 - $19.29	4.6 Years	857,942	$4.15 - $18.80

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2011:

Range of Exercise Prices	Outstanding Options	Exercisable Options
$12.00 — $12.99	62,180	62,180
$13.00 — $13.99	124,000	124,000
$14.00 — $14.99	55,150	55,150
$15.00 — $15.99	32,730	32,730
$18.00 — $18.80	74,750	74,750

	348,810	348,810

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2011, 2010 and 2009, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2009	82,000	14.78
2010	84,400	16.53
2011	156,750	19.94

Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four or five anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the three to four years following the date of grant.

As of December 31, 2011, there were 216,031 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2012 through 2015.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $2,032,000, $1,245,000 and $974,000, respectively, for 2011, 2010 and 2009. As of December 31, 2011, the remaining $3.3 million of compensation expense will be recognized from 2012 through 2015.

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

In September 2001 through December 31, 2008, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. However, the terms of the Company’s revolving credit facility had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under those programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its revolving credit facility to permit the share repurchases. The Company

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. During 2011, the Company purchased 254,642 shares of its common stock for an aggregate cost of $4.7 million. Using the December 31, 2011 closing price of $19.68 per share, there were approximately 172,000 shares remaining that could be purchased under these programs. During 2010, the Company purchased 86,522 shares for an aggregate purchase price of $1.4 million. During 2009, the Company purchased 518,335 shares for an aggregate price of $5.6 million.

12.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2011, 2010 and 2009.

13.	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $19.4 million, $16.8 million and $16.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2011 are as follows (in thousands):

2012	$17,306
2013	13,070
2014	9,381
2015	6,421
2016	2,830
Thereafter	3,653

$52,661

Employment Agreements

At December 31, 2011, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2013, provide for automatic one year renewals if not terminated on at least 12 months notice. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $15.7 million in 2012 and $6.8 million in the aggregate from 2013 through 2016. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands, except per share data):

	2011	2010	2009
Numerator:
Net income attributable to common shareholders	$20,974	$15,645	$11,767

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,814	11,638	11,703
Effect of dilutive securities — Stock options	163	232	104

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	11,977	11,870	11,807

Earnings per common share:
Basic — net income attributable to common shareholders	$1.78	$1.34	$1.01
Diluted — net income attributable to common shareholders	$1.75	$1.32	$1.00

All options to purchase shares for the year ended December 31, 2011 were included in the diluted earnings per share calculation as the average market price for 2011 exceeded the options’ exercise price. Options to purchase 92,900 and 387,885 shares for the years ended December 31, 2010 and 2009, respectively, were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

	2011
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues	$53,872	$56,678	$57,332	$58,697
Net revenues	$56,741	$59,912	$59,675	$60,678
Income from operations	$8,611	$10,775	$8,507	$12,987
Net income including noncontrolling interests	$6,185	$7,603	$5,853	$10,142
Net income attributable to common shareholders	$3,746	$4,900	$4,099	$8,229
Earnings per common share:
Basic — net income attributable to common shareholders	$0.32	$0.42	$0.35	$0.70
Diluted — net income attributable to common shareholders	$0.31	$0.41	$0.34	$0.69
Shares used in computation:
Basic	11,718	11,807	11,886	11,786
Diluted	11,945	11,999	12,011	11,892

	2010
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues	$48,779	$52,296	$51,748	$51,278
Net revenues	$50,405	$54,103	$53,398	$53,327
Income from operations	$7,182	$9,911	$8,684	$7,763
Net income including noncontrolling interests	$5,131	$7,034	$6,177	$6,358
Net income attributable to common shareholders	$3,172	$4,451	$3,875	$4,147
Earnings per common share:
Basic — net income attributable to common shareholders	$0.27	$0.38	$0.33	$0.36
Diluted — net income attributable to common shareholders	$0.27	$0.38	$0.33	$0.35
Shares used in computation:
Basic	11,614	11,622	11,667	11,649
Diluted	11,840	11,857	11,889	11,906

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 36.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11. EXECUTIVE	COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

3. Exhibits.    The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference —Commission File Number — 1-11151].
10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].
10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number	Description

10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].

10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.21	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.22+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.23+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.24+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.25+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.26	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.27	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.28	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.29	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.30	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) referred to in our report dated March 9, 2012, which is included in the annual report to security holders and included in Part II of this form. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas March 9, 2012

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$2,273	$3,785	—	$3,021	(2)	$3,037
YEAR ENDED DECEMBER 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,872	$3,241	—	$2,840	(2)	$2,273
YEAR ENDED DECEMBER 31, 2009:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,275	$3,348	—	$3,751	(2)	$1,872

(1)	Related to patient accounts receivable and accounts receivable — other.

(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

By:	/s/ Jon C. Bates
Jon C. Bates
Vice President/Controller

Date: March 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/s/ Christopher J. Reading Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Lawrance W. McAfee Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By:	/s/ Jerald Pullins Jerald Pullins	Chairman of the Board

By:	/s/ Daniel C. Arnold Daniel C. Arnold	Vice Chairman of the Board

By:	/s/ Mark J. Brookner Mark J. Brookner	Director

By:	/s/ Harry S. Chapman Harry S. Chapman	Director

By:	/s/ Bernard A. Harris, Jr. Bernard A. Harris, Jr.	Director

By:	/s/ Marlin W. Johnston Marlin W. Johnston	Director

By:	/s/ Regg Swanson Regg Swanson	Director

By:	/s/ Clayton Trier Clayton Trier	Director

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference —Commission File Number — 1-11151].
10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].
10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].
10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].
10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003 — Reg. No. 333-103057- and incorporated herein by reference].
10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004 — Reg. No. 333-113592 — and incorporated herein by reference].
10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].
10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston — Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]
10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].
10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

Number	Description
10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.17+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on May 30, 2007].

10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.21	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.22+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.23+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.24+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.25+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.26	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.27	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.28	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.29	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.30	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.