Form 10-Q
period 2012-03-31
U S PHYSICAL THERAPY INC /NV
filed 2012-05-04
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(713) 297-7000

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    No  ☒

As of May 4, 2012, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,765,840.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$10,440	$9,983
Patient accounts receivable, less allowance for doubtful accounts of $1,892 and $2,154, respectively	29,456	28,333
Accounts receivable—other, less allowance for doubtful accounts of $186 and $883, respectively	1,979	1,614
Other current assets	5,248	5,737

Total current assets	47,123	45,667
Fixed assets:
Furniture and equipment	35,491	35,103
Leasehold improvements	19,987	20,385

	55,478	55,488
Less accumulated depreciation and amortization	42,556	42,299

	12,922	13,189
Goodwill	93,797	92,750
Other intangible assets, net	9,515	9,603
Other assets	1,079	2,043

	$164,436	$163,252

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable—trade	$1,377	$1,809
Accrued expenses	10,656	14,082
Current portion of notes payable	483	433

Total current liabilities	12,516	16,324
Notes payable	334	284
Revolving line of credit	24,200	23,500
Deferred rent	946	941
Other long-term liabilities	605	623

Total liabilities	38,601	41,672
Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,980,577 and 13,919,588 shares issued, respectively	140	139
Additional paid-in capital	36,563	36,133
Retained earnings	105,825	102,405
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	110,900	107,049
Noncontrolling interests	14,935	14,531

Total equity	125,835	121,580

	$164,436	$163,252

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net patient revenues	$60,499	$53,872
Other revenues	2,083	2,869

Net revenues	62,582	56,741

Clinic operating costs:
Salaries and related costs	32,799	29,639
Rent, clinic supplies, contract labor and other	12,484	11,295
Provision for doubtful accounts	1,117	624
Closure costs	49	20

Total clinic operating costs	46,449	41,578
Corporate office costs	6,262	6,481

Operating income	9,871	8,682
Interest and other income, net	2	2
Interest expense	(162)	(73)

Income before taxes	9,711	8,611
Provision for income taxes	2,899	2,426

Net income including noncontrolling interests	6,812	6,185
Less: net income attributable to noncontrolling interests	(2,334)	(2,439)

Net income attributable to common shareholders	$4,478	$3,746

Earnings per share attributable to common shareholders:
Basic	$0.38	$0.32

Diluted	$0.38	$0.31

Shares used in computation:
Basic	11,726	11,718

Diluted	11,838	11,945

Dividends declared per common share	$0.09	$0.08

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income including noncontrolling interests	$6,812	$6,185
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,334	1,330
Provision for doubtful accounts	1,117	624
Equity-based awards compensation expense	547	444
Loss on sale or abandonment of assets, net	58	56
Deferred income tax	1,610	365
Other	—	(374)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,179)	(3,774)
Increase in accounts receivable—other	(426)	(409)
Decrease in other assets	38	355
(Decrease) increase in accounts payable and accrued expenses	(3,728)	685

(Decrease) increase in other liabilities	(12)	208
Net cash provided by operating activities	5,171	5,695

INVESTING ACTIVITIES
Purchase of fixed assets	(896)	(860)
Purchase of businesses, net of cash acquired	(1,090)	—
Acquisitions of noncontrolling interests	(565)	(15)
Net proceeds on sale of fixed assets and business	6	3

Net cash used in investing activities	(2,545)	(872)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(1,919)	(1,989)
Cash dividends to shareholders	(1,058)	(943)
Proceeds from revolving line of credit	8,400	4,000
Payments on revolving line of credit	(7,700)	(4,700)
Payment of notes payable	—	(100)
Excess tax benefit from stock options exercised	58	395
Other	50	1

Net cash used in financing activities	(2,169)	(3,336)

Net increase in cash	457	1,487
Cash—beginning of period	9,983	9,179

Cash—end of period	$10,440	$10,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$576	$615
Interest	$283	$93
Non-cash investing and financing transactions during the period:
Purchase of business—seller financing portion	$100	$—

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$ (31,628)	$107,049	$14,531	$121,580
Issuance of restricted stock	58	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	547	—	—	—	547	—	547
Transfer of compensation liability for certain stock issued pursuant to incentive plans	—	—	135	—	—	—	135	—	135
Proceeds from exercise of stock options	3	1	—	—	—	—	1	—	1
Excess tax benefit of equity grants	—	—	58	—	—	—	58	—	58
Contribution of non controlling interests partners	—	—	—	—	—	—	—	49	49
Acquisition of non controlling interests	—	—	(310)	—	—	—	(310)	(60)	(370)
Cash dividends to USPT shareholders	—	—	—	(1,058)	—	—	(1,058)	—	(1,058)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(1,919)	(1,919)
Net income	—	—	—	4,478	—	—	4,478	2,334	6,812

Balance March 31, 2012	13,980	$140	$36,563	$105,825	(2,215)	$(31,628)	$110,900	$14,935	$125,835

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 64% limited partnership interest. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

During the three months ended March 31, 2012, the Company acquired two clinics in two separate transactions. On January 3, 2012, the Company acquired a 100% interest in a clinic, and effective March 31, 2012, the Company acquired a 65% interest in another clinic. Also, during the three months ended March 31, 2012, the Company opened two new clinics and closed six clinics. As of March 31, 2012, the Company operated 414 clinics in 42 states.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2011.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2011.

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheet

Significant Accounting Policies

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2012, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2011 provided a 2.2% increase to MPFS payment rates, retroactive from June 1, 2011 through November 30, 2011, suspending a 21.3% reduction that briefly became effective on June 1, 2011. The Medicare and Medicaid Extenders Act of 2011 (“MMEA”) prevented a 25.5% reduction in the MPFS payment rates that would have taken effect on January 1, 2011. The Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for two additional months, through February 29, 2012. The Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their current level through December 31, 2012.

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

In conjunction with establishing the Therapy Cap, Congress either delayed the implementation of these Limits or it provided a process authorizing CMS to grant exceptions to the Therapy Cap for services provided during a given year, as long as those services met certain qualifications. More recently, the MMEA extended the exceptions process for outpatient Therapy Caps through December 31, 2011, and the TPTC directed CMS to continue to allow exceptions to Therapy Caps for certain medically necessary services provided on or after January 1, 2012, through February 29, 2012. Under the MCTRA, Congress extended the Therapy Caps exceptions process through December 31, 2012.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2012. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Physician Services Revenues

Revenues from physician services are generated by franchisee arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through the two physician services facilities. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenues are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2012.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the Company’s revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals as detailed in the credit agreement.

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

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, purchase accounting, goodwill impairment, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through March 31, 2012.

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

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”). ASU 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue that is not subject to an assessment as to the patient’s ability to pay from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. ASU 2011-07 also requires disclosure of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. The Company has evaluated ASU 2011-07 and concluded that it is not required to change its presentation and disclosure. Substantially all of the Company’s patient revenue is subject to an assessment as to the patient’s ability to pay at the time the related service is provided.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which modifies the impairment test for goodwill intangibles. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes are effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption was permitted. These changes should not affect the outcome of the impairment analysis of a reporting unit. The Company performs a review of the Company’s goodwill in the third quarter of each fiscal year. The adoption of ASU 2011-08 in 2012 should not have a material impact on the Company’s consolidated financial statements.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to common shareholders	$4,478	$3,746

Denominator:
Denominator for basic earnings per share—weighted-average shares	11,726	11,718
Effect of dilutive securities—Stock options	112	227

Denominator for diluted earnings per share—adjusted weighted-average shares	11,838	11,945

Earnings per share attributable to common shareholders:
Basic	$0.38	$0.32

Diluted	$0.38	$0.31

All options to purchase shares were included in the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011 as the average market price of the common shares was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITION OF BUSINESSES

During the three months ended March 31, 2012, the Company acquired two clinics in two separate transactions. On January 3, 2012, the Company acquired a 100% interest in a clinic for $1.0 million in cash and a $100,000 seller note, which is payable in two principal installments totaling $50,000 each, plus any accrued interest, in January 2013 and 2014. The purchase price of $1.1 million was preliminarily allocated as follows: $45,000 to non-current assets, $25,000 to non-competition agreement, $57,000 to referral relationships and $973,000 to goodwill, which is tax deductible. Effective March 31, 2012, the Company acquired a 65% interest in another clinic for $90,000 in cash. The purchase price was preliminarily allocated $20,000 to non-current assets and the remaining $70,000 to goodwill.

The consideration was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the quarter ended March 31, 2012, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2012 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

Unaudited proforma consolidated financial information for these acquisitions has not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

In three separate transactions during the three months ended March 31, 2012, the Company purchased 10% of the partnership interest in each of two partnerships and 35% of the partnership interest in a third partnership. The 35% interest was held by non controlling limited partner. After these transactions, the Company owns 75% of the partnership interest in each of the two partnerships and all of the partnership interest in the third partnership. The aggregate of the purchase prices paid was $565,000, which included $60,000 of undistributed earnings. The remaining purchase price of $505,000, less future tax benefits of $195,000, was recognized as an adjustment to additional paid-in capital.

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2012
Beginning balance	$92,750
Goodwill acquired during the period	1,043
Goodwill adjustments for purchase price allocation of business acquired in 2011	4

Ending balance	$93,797

6. NOTES PAYABLE

Notes payable as of March 31, 2012 and December 31, 2011 consisted of the following ($ in thousands):

	2012	2011
Revolving credit agreement average effective interest rate of 2.6% inclusive of unused fee	$24,200	$23,500
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	100	100
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	50	50
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	367	367
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	200	200
Promissory note payable in annual installments of $50 plus accrued interest through January 3, 2014, interest accrues at 3.25% per annum	100	—

	25,017	24,217
Less current portion	(483)	(433)

	$24,534	$23,784

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2012, $24.2 million was outstanding on the revolving credit facility resulting in $50.8 million of availability. The Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non controlling interests. In January 2012, the Company, in conjunction with the purchase of a clinic, entered into a note payable in the amount of $100,000 payable in two equal annual installments of $50,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to March 31, 2012 are as follows:

During the twelve months ended March 31, 2013	$483
During the twelve months ended March 31, 2014	334
During the twelve months ended March 31, 2015	—
During the twelve months ended March 31, 2016	24,200

.	$25,017

7. COMMON STOCK

From September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2012. Using the March 30, 2012 closing price (last business day of the three months ended March 31, 2012) of $23.05 per share, there were approximately 147,000 shares remaining that could be purchased under these programs.

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

On January 3, 2012, we acquired a 100% interest in a clinic and, effective March 31, 2012, the Company acquired a 65% interest in another clinic. On July 25, 2011, we acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”). During the three months ended March 31, 2012, the Company opened two new clinics and closed six clinics.

The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of March 31, 2012.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended March 31,
	2012	2011
Number of clinics, at the end of period	414	397
Working days	64	64
Average visits per day per clinic	21.8	20.4
Total patient visits	578,670	515,161
Net patient revenue per visit	$104.55	$104.57

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

•

Net revenues increased to $62.6 million for the three months ended March 31, 2012 (“2012 First Quarter”) from $56.7 million for the three months ended March 31, 2011 (“2011 First Quarter”) primarily due to an increase in patient visits from 515,000 to 579,000. The average net patient revenue per visit for the 2012 First Quarter was $104.55 as compared to $104.57 in the 2011 First Quarter.

•

Net income attributable to our common shareholders for the 2012 First Quarter was $4.5 million versus $3.7 million for the 2011 First Quarter. Net income was $0.38 per diluted share for the 2012 First Quarter as compared to $0.31 per diluted share for the 2011 First Quarter. Total diluted shares were 11.8 million for the 2012 First Quarter and 11.9 million for the 2011 First Quarter.

Net Patient Revenues

•

Net patient revenues increased to $60.5 million for the 2012 First Quarter from $53.9 million for the 2011 First Quarter, an increase of $6.6 million, or 12.3%, primarily due to an increase in patient visits from 515,000 to 579,000.

•

The growth in patient visits was primarily attributable to 44,000 visits in clinics opened or acquired between April 1, 2011 and March 31, 2012 (“New Clinics”). For clinics opened or acquired prior to April 1, 2011 (“Mature Clinics”), patient visits increased 20,000 in the 2012 First Quarter as compared to the 2011 First Quarter.

•

Net patient revenues related to New Clinics amounted to $4.6 million for the 2012 First Quarter and net patient revenues for Mature Clinics increased $2.0 million for the 2012 First Quarter as compared to the 2011 First Quarter.

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

Other Revenues

Other revenues decreased by $0.8 million from $2.9 million to $2.1 million due to lower revenues from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 74.2% for the 2012 First Quarter and 73.3% for the 2011 First Quarter.

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $32.8 million for the 2012 First Quarter from $29.6 million for the 2011 First Quarter, an increase of $3.2 million, or 10.7%. Salaries and related costs for New Clinics amounted to $2.8 million for the 2012 First Quarter. Salaries and related costs for Mature Clinics increased by $0.4 million for the 2012 First Quarter as compared to the 2011 First Quarter. Salaries and related costs as a percentage of net revenues were 52.4% for the 2012 First Quarter and 52.2% for the 2011 First Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $12.5 million for the 2012 First Quarter and $11.3 million for the 2011 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.3 million for the 2012 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased slightly ($0.1 million) in the 2012 First Quarter compared to the 2011 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2012 First Quarter and for the 2011 First Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2012 First Quarter and $0.7 million for the 2011 First Quarter. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.8% for the 2012 First Quarter and 1.2% for the 2011 First Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 6.0% at March 31, 2012, as compared to 7.1% at December 31, 2011. Our days sales outstanding was 48 days at March 31, 2012 and December 31, 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.3 million for the 2012 First Quarter and $6.5 million for the 2011 First Quarter. As a percentage of net revenues, corporate office costs were 10.0% for the 2012 First Quarter and 11.4% for the 2011 First Quarter.

Interest Expense

Interest expense increased to $162,000 in the 2012 First Quarter compared to $73,000 in the 2011 First Quarter due to an increase in the average borrowings outstanding under our revolving credit facility during the 2012 period compared to the 2011 period. At March 31, 2012, $24.2 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes increased to $2.9 million for the 2012 First Quarter from $2.4 million for the 2011 First Quarter. During the 2012 and 2011 First Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.3 million for the 2012 First Quarter and $2.4 million for the 2011 First Quarter. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 14.5% for the 2012 First Quarter and 16.1% for the 2011 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2012, we had $10.4 million in cash compared to cash of $10.0 million at December 31, 2011. We believe that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2013. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).

During the 2012 First Quarter, $5.2 million was provided by operations, $0.7 million was derived from net proceeds from our revolving credit facility and $0.1 million was obtained from the exercise of stock options and related tax benefits and contributions of capital from a limited partner. The major uses of cash included: distributions to non-controlling interest partners ($1.9 million), purchase of businesses ($1.1 million), payments of cash dividends to our shareholders ($1.1 million), purchases of fixed assets ($0.9 million) and payments for acquisitions of non-controlling interests ($0.6 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2012, $24.2 million was outstanding on the revolving credit facility resulting in $50.8 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2012, 2011 and 2010. At March 31, 2012, the balance on these notes payable was $817,000.

In conjunction with acquisitions that occurred in 2010 and 2011, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2012. Using the March 30, 2012 closing price of our common stock (last business day of the three months ended March 31, 2012) of $23.05 per share, there were approximately 147,000 shares remaining that could be purchased under these programs.

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

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At March 31, 2012, $24.2 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at March 31, 2012, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $242,000.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 4, 2012	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description
10.1	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.2	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.3	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.4	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith