Form 10-Q
period 2012-06-30
U S PHYSICAL THERAPY INC /NV
filed 2012-08-09
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of August 9, 2012, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 11,800,229.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$8,811	$9,983
Patient accounts receivable, less allowance for doubtful accounts of $1,930 and $2,154, respectively	28,768	28,333
Accounts receivable - other, less allowance for doubtful accounts of $408 and $883, respectively	1,737	1,614
Other current assets	5,328	5,737

Total current assets	44,644	45,667

Fixed assets:
Furniture and equipment	35,230	35,103
Leasehold improvements	20,407	20,385

	55,637	55,488
Less accumulated depreciation and amortization	42,747	42,299

	12,890	13,189
Goodwill	99,141	92,750
Other intangible assets, net	12,522	9,603
Other assets	1,435	2,043

	$170,632	$163,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,399	$1,809
Accrued expenses	14,200	14,082
Current portion of notes payable	609	433

Total current liabilities	16,208	16,324
Notes payable	275	284
Revolving line of credit	20,000	23,500
Deferred rent	930	941
Other long-term liabilities	653	623

Total liabilities	38,066	41,672

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,014,966 and 13,919,588 shares issued, respectively	140	139
Additional paid-in capital	37,209	36,133
Retained earnings	109,615	102,405
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	115,336	107,049
Noncontrolling interests	17,230	14,531

Total equity	132,566	121,580

	$170,632	$163,252

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net patient revenues	$62,052	$56,678	$122,551	$110,550
Other revenues	1,907	3,234	3,990	6,103

Net revenues	63,959	59,912	126,541	116,653
Clinic operating costs:
Salaries and related costs	32,671	31,120	65,470	60,759
Rent, clinic supplies, contract labor and other	12,992	11,388	25,476	22,683
Provision for doubtful accounts	1,280	504	2,397	1,128
Closure costs	22	11	71	31

Total clinic operating costs	46,965	43,023	93,414	84,601

Gross margin	16,994	16,889	33,127	32,052
Corporate office costs	6,396	6,007	12,658	12,488

Operating income	10,598	10,882	20,469	19,564
Interest and other income, net	1	2	3	4
Interest expense	(145)	(109)	(307)	(182)

Income before taxes	10,454	10,775	20,165	19,386
Provision for income taxes	3,140	3,172	6,039	5,598

Net income including noncontrolling interests	7,314	7,603	14,126	13,788
Less: net income attributable to noncontrolling interests	(2,465)	(2,703)	(4,799)	(5,142)

Net income attributable to common shareholders	$4,849	$4,900	$9,327	$8,646

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.42	$0.79	$0.73

Diluted	$0.41	$0.41	$0.79	$0.72

Shares used in computation:
Basic	11,781	11,807	11,754	11,767

Diluted	11,903	11,999	11,872	11,978

Dividends declared per common share	$0.09	$0.08	$0.18	$0.16

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income including noncontrolling interests	$14,126	$13,788
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,646	2,752
Provision for doubtful accounts	2,397	1,128
Equity-based awards compensation expense	1,043	963
Loss on sale or abandonment of assets, net	83	75
Deferred income tax	1,046	950
Other	—	(591)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,613)	(3,728)
Increase in accounts receivable - other	(400)	(1,112)
Decrease (increase) in other assets	301	(1,251)
Decrease in accounts payable and accrued expenses	(693)	(548)
Increase in other liabilities	31	415

Net cash provided by operating activities	18,967	12,841

INVESTING ACTIVITIES
Purchase of fixed assets	(1,943)	(1,484)
Purchase of businesses, net of cash acquired	(7,180)	—
Acquisitions of noncontrolling interests	(965)	(15,885)
Sale of noncontrolling interests	239	—
Net proceeds on sale of fixed assets and business	28	4

Net cash used in investing activities	(9,821)	(17,365)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(4,751)	(4,597)
Cash dividends to shareholders	(2,117)	(1,890)
Proceeds from revolving line of credit	32,400	42,300
Payments on revolving line of credit	(35,900)	(32,000)
Payment of notes payable	(184)	(100)
Excess tax benefit from stock options exercised	184	622
Other	50	2

Net cash (used in) provided by financing activities	(10,318)	4,337

Net decrease in cash	(1,172)	(187)
Cash - beginning of period	9,983	9,179

Cash - end of period	$8,811	$8,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,886	$3,367
Interest	$422	$188
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$350	$—
Acquisition of noncontrolling interest - seller financing portion	$—	$367

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.
			Additional Paid-In Capital	Retained Earnings			Total Shareholders’ Equity	Noncontrolling Interests	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580

Issuance of restricted stock	81	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	1,043	—	—	—	1,043	—	1,043
Transfer of compensation liability for certain stock issued pursuant to incentive plans	—	—	135	—	—	—	135	—	135
Proceeds from exercise of stock options	15	1	—	—	—	—	1	—	1
Excess tax benefit of equity grants	—	—	184	—	—	—	184	—	184
Purchase of business	—	—	—	—	—	—	—	2,717	2,717
Contribution of non controlling interests partners	—	—	—	—	—	—	—	49	49
Acquisition of non controlling interests	—	—	(520)	—	—	—	(520)	(120)	(640)
Sale of non controlling interests	—	—	234	—	—	—	234	5	239
Cash dividends to USPT shareholders	—	—	—	(2,117)	—	—	(2,117)	—	(2,117)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(4,751)	(4,751)
Net income	—	—	—	9,327	—	—	9,327	4,799	14,126

Balance June 30, 2012	14,015	$140	$37,209	$109,615	(2,215)	$(31,628)	$115,336	$17,230	$132,566

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

On May 22, 2012, the Company acquired a 70% interest in a seven-clinic practice (“May 2012 Acquisition”) and, during the first three months of 2012, acquired two clinics in separate transactions. On January 3, 2012, the Company acquired a 100% interest in a clinic, and effective March 31, 2012, the Company acquired a 65% interest in another clinic. Also, during the three months and six months ended June 30, 2012, the Company opened three new clinics and closed five clinics, and opened five new clinics and closed 11 clinics, respectively. As of June 30, 2012, the Company operated 419 clinics in 42 states.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their respective acquisition.

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

Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2011.

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

On November 1, 2011, CMS released the 2012 Medicare Physician Fee Schedule final rule. Given the prevention of the 27.4% reduction, the projected impact of other changes in the rule on outpatient physical therapy service payments in aggregate is expected to be a 4.0% increase in 2012, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact is expected to be a 6.0% increase for outpatient physical therapy payments. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2012. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2012.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months and six months ended June 30, 2012.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through June 30, 2012.

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

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareholders	$4,849	$4,900	$9,327	$8,646

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,781	11,807	11,754	11,767
Effect of dilutive securities - Stock options	122	192	118	211

Denominator for diluted earnings per share - adjusted weighted-average shares	11,903	11,999	11,872	11,978

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.42	$0.79	$0.73

Diluted	$0.41	$0.41	$0.79	$0.72

All options to purchase shares were included in the diluted earnings per share calculation for the three months and six months ended June 30, 2012 and 2011 as the average market price of the common shares was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITION OF BUSINESSES

The purchase price for the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2013 and 2014. During the first three months of 2012, the Company acquired two clinics in separate transactions. On January 3, 2012, through a subsidiary, the Company acquired a 100% interest in a clinic for $1.0 million in cash and a note payable of $100,000, and effective March 31, 2012, the Company acquired a 65% interest in another clinic for $90,000.

The preliminary purchase prices were allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,180
Seller notes	350

Total consideration	$7,530

Estimated fair value of net tangible assets acquired:
Total current assets	$947
Total non-current assets	330
Total liabilities	(521)

Net tangible assets acquired	$756
Referral relationships	57
Non compete	25
Goodwill	9,409
Fair value of noncontrolling interest	(2,717)

$7,530

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the six months ended June 30, 2012, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2012 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group for $8.2 million in cash and a seller note of $200,000 that is payable in two principal installments of $100,000 each plus any accrued interest, in July 2012 and July 2013 (“July 2011 Acquisition”). During the quarter ended June 30, 2012, the Company finalized the purchase price allocation related to the July 2011 Acquisition.

The purchase price was allocated as follows:

Cash paid, net of cash acquired	$7,930
Seller notes	200

Total consideration	$8,130

Estimated fair value of net tangible assets acquired:
Total current assets	$1,341
Total non-current assets	823
Total liabilities	(581)

Net tangible assets acquired	$1,583
Tradename	1,900
Referral Relationships	1,100
Non compete	300
Goodwill	11,342
Fair value of noncontrolling interest	(8,095)

$8,130

For the July 2011 Acquisition, the purchase price was allocated to the fair value of the assets acquired including tradename, non compete agreements and referral relationships, and to the liabilities assumed based on estimates of the fair values at the acquisition date, with the amount exceeding the fair value being recorded as goodwill. The values assigned to the referral relationships and non compete agreements are being amortized to expense equally over the respective estimated life of 13 years and six years, respectively. The values assigned to goodwill and tradenames are tested annually for impairment. Approximately, $5.8 million of the goodwill is tax deductible.

In April 2012, the Company sold 1% of its interest in the July 2011 Acquisition to the limited partners. The Company now owns a 50% interest in the July 2011 Acquisition, 1% as a general partner and 49% as a limited partner. See Footnote 4 – Acquisitions and Sales of Non-Controlling Interests- for further details.

Unaudited proforma consolidated financial information for acquisitions occurring in 2012 and the July 2011 Acquisition has not been included as the results were not material to current operations.

4. ACQUISITIONS AND SALES OF NON-CONTROLLING INTERESTS

In seven separate transactions during the six months ended June 30, 2012, the Company purchased partnership interests in seven partnerships. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $965,000, which included $120,000 of undistributed earnings. The remaining purchase price of $845,000, less future tax benefits of $325,000, was recognized as an adjustment to additional paid-in capital. During the six months ended June 30, 2012, the Company sold interests in the range of .64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2012
Beginning balance	$92,750
Goodwill acquired during the period	9,409
Goodwill allocated to specific assets for business acquired in 2011	(3,300)
Goodwill adjustments for purchase price allocation of business acquired in 2011	282

Ending balance	$99,141

6. NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable as of June 30, 2012 and December 31, 2011 consisted of the following ($ in thousands):

	2012	2011
Revolving credit agreement average effective interest rate of 2.6% inclusive of unused fee	$20,000	$23,500
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	100	100
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	50	50
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	184	367
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	200	200
Promissory note payable in annual installments of $50 plus accrued interest through January 3, 2014, interest accrues at 3.25% per annum	100	—
Promissory notes payable in aggregate annual installments of $125 plus accrued interest through May 22, 2014, interest accrues at 3.25% per annum	250	—

	20,884	24,217
Less current portion	(609)	(433)

	$20,275	$23,784

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2012, $20.0 million was outstanding on the revolving credit facility resulting in $55.0 million of availability. The Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non controlling interests. In conjunction with the May 2012 Acquisition, the Company entered into seller notes, that are payable in two aggregate principal installments of $125,000 each, plus accrued interest, in May 2013 and 2014. In January 2012, the Company, in conjunction with the purchase of a clinic, entered into a note payable in the amount of $100,000 payable in two equal annual installments of $50,000 plus accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to June 30, 2012 are as follows:

During the twelve months ended June 30, 2013	$609
During the twelve months ended June 30, 2014	275
During the twelve months ended June 30, 2015	—
During the twelve months ended June 30, 2016	20,000

$20,884

7. COMMON STOCK

From September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for the two share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months and six months ended June 30, 2012. Using the June 29, 2012 closing price (last business day of the six months ended June 30, 2012) of $25.43 per share, there were approximately 133,000 shares remaining that could be purchased under these programs.

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

We also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of June 30, 2012.

Physician services are generally provided under franchisee arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through two physician services facilities owned by the Company.

On May 22, 2012, we acquired a 70% interest in a seven-clinic practice (“May 2012 Acquisition”) and, during the first three months of 2012, acquired two clinics in two separate transactions. On January 3, 2012, we acquired a 100% interest in a clinic, and effective March 31, 2012, we acquired a 65% interest in another clinic. Also, during the three months and six months ended June 30, 2012, we opened three new clinics and closed five clinics, and opened five new clinics and closed 11 clinics, respectively. In July 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”).

The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Number of clinics, at the end of period	419	398	419	398
Working days	64	64	128	128
Average visits per day per clinic	22.1	21.2	21.9	20.8
Total patient visits	587,324	540,982	1,165,994	1,056,143

Net patient revenue per visit	$105.65	$104.77	$105.10	$104.67

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

•

Net revenues increased to $64.0 million for the three months ended June 30, 2012 (“2012 Second Quarter”) from $59.9 million for the three months ended June 30, 2011 (“2011 Second Quarter”) primarily due to an increase in patient visits from 541,000 to 587,000. The average net patient revenue per visit for the 2012 Second Quarter was $105.65 as compared to $104.77 in the 2011 Second Quarter. The increase in net revenues from our core physical therapy operations was partially offset by a decrease in other revenues of $1,300,000 due to a reduction in revenue from physician services.

•

Net income attributable to our common shareholders for the 2012 Second Quarter was $4.8 million versus $4.9 million for the 2011 Second Quarter. Net income was $0.41 per diluted share for both the 2012 Second Quarter and for the 2011 Second Quarter. Total diluted shares were 11.9 million for the 2012 Second Quarter and 12.0 million for the 2011 Second Quarter.

Net Patient Revenues

•

Net patient revenues increased to $62.1 million for the 2012 Second Quarter from $56.7 million for the 2011 Second Quarter, an increase of $5.4 million, or 9.5%, due to an increase in patient visits from 541,000 to 587,000, and an increase in the net patient revenue per visit of $0.88 per visit.

•

The growth in patient visits was primarily attributable to 51,000 visits in clinics opened or acquired between July 1, 2011 and June 30, 2012 (“New Clinics”). For clinics opened or acquired prior to July 1, 2011 (“Mature Clinics”), patient visits decreased by 5,000 in the 2012 Second Quarter as compared to the 2011 Second Quarter.

•

Net patient revenues related to New Clinics amounted to $5.7 million for the 2012 Second Quarter and net patient revenues for Mature Clinics decreased by $0.3 million for the 2012 Second Quarter as compared to the 2011 Second Quarter.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are after contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates.

Other Revenues

Other revenues decreased by $1.3 million from $3.2 million to $1.9 million due to lower revenues from physician services.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 73.4% for the 2012 Second Quarter and 71.8% for the 2011 Second Quarter.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $32.7 million for the 2012 Second Quarter from $31.1 million for the 2011 Second Quarter, an increase of $1.6 million, or 5.0%. Salaries and related costs for New Clinics amounted to $3.3 million for the 2012 Second Quarter. Salaries and related costs for Mature Clinics decreased by $1.7 million for the 2012 Second Quarter as compared to the 2011 Second Quarter. Salaries and related costs as a percentage of net revenues were 51.1% for the 2012 Second Quarter and 51.9% for the 2011 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $13.0 million for the 2012 Second Quarter and $11.4 million for the 2011 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.6 million for the 2012 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other remained flat in the 2012 Second Quarter compared to the 2011 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.3% for the 2012 Second Quarter and 19.0% for the 2011 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts was $1.3 million for the 2012 Second Quarter and $0.5 million for the 2011 Second Quarter. Of the $1.3 million, $200,000 related to other accounts receivable. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.7% for the 2012 Second Quarter and 0.8% for the 2011 Second Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 6.3% at June 30, 2012, as compared to 7.1% at December 31, 2011. Our days sales outstanding was reduced to 45 days at June 30, 2012 as compared to 48 days at December 31, 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.4 million for the 2012 Second Quarter and $6.0 million for the 2011 Second Quarter. As a percentage of net revenues, corporate office costs were 10.0% for the 2012 Second Quarter and for the 2011 Second Quarter.

Interest Expense

Interest expense increased to $145,000 in the 2012 Second Quarter compared to $109,000 in the 2011 Second Quarter due to an increase in the average borrowings outstanding under our revolving credit facility during the 2012 period as compared to the 2011 period. At June 30, 2012, $20.0 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $3.1 million for the 2012 Second Quarter and $3.2 million for the 2011 Second Quarter. During the 2012 and 2011 Second Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.5 million for the 2012 Second Quarter and $2.7 million for the 2011 Second Quarter. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 14.5% for the 2012 Second Quarter and 16.0% for the 2011 Second Quarter.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

•

Net revenues increased to $126.5 million for the six months ended June 30, 2012 (“2012 Six Months”) from $116.7 million for the six months ended June 30, 2011 (“2011 Six Months”) primarily due to an increase in patient visits from 1,056,000 to 1,166,000. The average net patient revenue per visit for the 2012 Six Months was $105.10 as compared to $104.67 in the 2011 Six Months. The increase in net revenues from our core physical therapy operations was partially offset by a decrease in other revenues of $2,100,000 due to a reduction in revenue from physician services.

•

Net income attributable to our common shareholders for the 2012 Six Months was $9.3 million versus $8.6 million for the 2011 Six Months. Net income was $0.79 per diluted share for the 2012 Six Months and $0.72 for the 2011 Six Months. Total diluted shares were 11.9 million for the 2012 Six Months and 12.0 million for the 2011 Six Months.

Net Patient Revenues

•

Net patient revenues increased to $122.6 million for the 2012 Six Months from $110.6 million for the 2011 Six Months, an increase of $12.0 million, or 10.9%, due to an increase in patient visits from 1,056,000 to 1,166,000, and an increase in the net patient revenue per visit of $0.43 per visit.

•

The growth in patient visits was primarily attributable to 94,000 visits from clinics opened or acquired between July 1, 2011 and June 30, 2012 (“New Clinics”). For clinics opened or acquired prior to July 1, 2011 (“Mature Clinics”), patient visits increased by 16,000 in the 2012 Six Months as compared to the 2011 Six Months.

•

Net patient revenues related to New Clinics amounted to $10.0 million for the 2012 Six Months and net patient revenues for Mature Clinics increased by $2.0 million for the 2012 Six Months as compared to the 2011 Six Months.

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

Other Revenues

Other revenues decreased by $2.1 million from $6.1 million to $4.0 million due to lower revenues from physician services.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 73.8% for the 2012 Six Months and 72.5% for the 2011 Six Months.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $65.5 million for the 2012 Six Months from $60.8 million for the 2011 Six Months, an increase of $4.7 million, or 7.8%. Salaries and related costs for New Clinics amounted to $6.0 million for the 2012 Six Months. Salaries and related costs for Mature Clinics decreased by $1.3 million for the 2012 Six Months as compared to the 2011 Six Months. Salaries and related costs as a percentage of net revenues were 51.7% for the 2012 Six Months and 52.1% for the 2011 Six Months.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $25.5 million for the 2012 Six Months and $22.7 million for the 2011 Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.8 million for the 2012 Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other remained flat in the 2012 Six Months compared to the 2011 Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.1% for the 2012 Six Months and 19.4% for the 2011 Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts was $2.4 million for the 2012 Six Months and $1.1 million for the 2011 Six Months. Of the $2.4 million, $300,000 related to other accounts receivable. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.7% for the 2012 Six Months and 1.0% for the 2011 Six Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 6.3% at June 30, 2012, as compared to 7.1% at December 31, 2011. Our days sales outstanding was was reduced to 45 days at June 30, 2012 as compared to 48 days at December 31, 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $12.7 million for the 2012 Six Months and $12.5 million for the 2011 Six Months. As a percentage of net revenues, corporate office costs were 10.0% for the 2012 Six Months and 10.7% for the 2011 Six Months.

Interest Expense

Interest expense increased to $307,000 in the 2012 Six Months compared to $182,000 in the 2011 Six Months due to an increase in the average borrowings outstanding under our revolving credit facility during the 2012 period compared to the 2011 period. At June 30, 2012, $20.0 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $6.0 million for the 2012 Six Months and $5.6 million for the 2011 Six Months. During the 2012 and 2011 Six Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $4.8 million for the 2012 Six Months and $5.1 million for the 2011 Six Months. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 14.5% for the 2012 Six Months and 16.0% for the 2011 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2012, we had $8.8 million in cash compared to cash of $10.0 million at December 31, 2011. We believe that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least June 2013. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).

During the 2012 Six Months, $19.0 million was provided by operations, $0.2 million was derived from proceeds from the sale of noncontrolling interests and $0.2 million was obtained from the exercise of stock options and related tax benefits and contributions of capital from a limited partner. The major uses of cash included: purchase of businesses ($7.2 million), distributions to non-controlling interest partners ($4.8 million), net reduction of our revolving line of credit ($3.5 million), payments of cash dividends to our shareholders ($2.1 million), purchases of fixed assets ($1.9 million) and payments for acquisitions of non-controlling interests ($1.0 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2012, $20.0 million was outstanding on the revolving credit facility resulting in $55.0 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2012, 2011 and 2010. At June 30, 2012, the balance on these notes payable was $884,000.

In conjunction with acquisitions that occurred in 2010, 2011 and 2012, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2012. Using the June 29, 2012 closing price (last business day of the six months ended June 30, 2012) of $25.43 per share, there were approximately 133,000 shares remaining that could be purchased under these programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At June 30, 2012, $20.0 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at June 30, 2012, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $200,000.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Registration S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 9, 2012	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial
and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the filing date of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2) of Registration S-T.