Form 10-Q
period 2012-09-30
U S PHYSICAL THERAPY INC /NV
filed 2012-11-09
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2012, the number of shares outstanding (issued less treasury stock) of the registrant's common stock, par value $.01 per share, was: 11,867,065.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash	$10,683	$9,983
Patient accounts receivable, less allowance for doubtful accounts of $1,687 and $2,154, respectively	26,784	28,333
Accounts receivable — other, less allowance for doubtful accounts of $373 and $883, respectively	1,640	1,614
Other current assets	4,956	5,737

Total current assets	44,063	45,667

Fixed assets:
Furniture and equipment	35,853	35,103
Leasehold improvements	20,598	20,385

	56,451	55,488
Less accumulated depreciation and amortization	43,634	42,299

	12,817	13,189
Goodwill	99,716	92,750
Other intangible assets, net	12,326	9,603
Other assets	1,018	2,043

	$169,940	$163,252

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable — trade	$1,665	$1,809
Accrued expenses	12,672	14,082
Current portion of notes payable	609	433

Total current liabilities	14,946	16,324
Notes payable	175	284
Revolving line of credit	16,100	23,500
Deferred rent	894	941
Other long-term liabilities	1,434	623

Total liabilities	33,549	41,672

Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,081,802 and 13,919,588 shares issued, respectively	141	139
Additional paid-in capital	37,769	36,133
Retained earnings	113,112	102,405
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	119,394	107,049
Noncontrolling interests	16,997	14,531

Total equity	136,391	121,580

	$169,940	$163,252

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net patient revenues	$60,782	$57,332	$183,333	$167,882
Other revenues	2,071	2,343	6,061	8,446

Net revenues	62,853	59,675	189,394	176,328

Clinic operating costs:
Salaries and related costs	33,376	32,430	98,846	93,189
Rent, clinic supplies, contract labor and other	12,844	12,012	38,320	34,695
Provision for doubtful accounts	1,259	1,426	3,656	2,554
Closure costs	5	13	76	44

Total clinic operating costs	47,484	45,881	140,898	130,482

Gross margin	15,369	13,794	48,496	45,846

Corporate office costs	5,977	5,142	18,635	17,630

Operating income	9,392	8,652	29,861	28,216

Interest and other income, net	1	4	4	8
Interest expense	(142)	(149)	(449)	(331)

Income before taxes	9,251	8,507	29,416	27,893
Provision for income taxes	2,953	2,654	8,992	8,252

Net income including noncontrolling interests	6,298	5,853	20,424	19,641
Less: net income attributable to noncontrolling interests	(1,735)	(1,754)	(6,534)	(6,896)

Net income attributable to common shareholders	$4,563	$4,099	$13,890	$12,745

Earnings per share attributable to common shareholders:
Basic	$0.39	$0.35	$1.18	$1.08

Diluted	$0.38	$0.34	$1.17	$1.06

Shares used in computation:
Basic	11,827	11,886	11,778	11,824

Diluted	11,928	12,011	11,892	12,007

Dividends declared per common share	$0.09	$0.08	$0.27	$0.24

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income including noncontrolling interests	$20,424	$19,641
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,016	4,108
Provision for doubtful accounts	3,656	2,554
Equity-based awards compensation expense	1,589	1,491
Loss on sale or abandonment of assets, net	129	140
Deferred income tax	2,535	1,432
Other	—	(771)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,298)	(3,811)
Increase in accounts receivable — other	(482)	(1,277)
Decrease (increase) in other assets	471	(2,027)
Decrease in accounts payable and accrued expenses	(1,709)	(1,494)
Increase in other liabilities	19	607

Net cash provided by operating activities	29,350	20,593

INVESTING ACTIVITIES
Purchase of fixed assets	(2,948)	(2,428)
Purchase of businesses, net of cash acquired	(7,402)	(8,149)
Acquisitions of noncontrolling interests	(1,314)	(18,935)
Sale of noncontrolling interests	239	—
Net proceeds on sale of fixed assets and business	58	5

Net cash used in investing activities	(11,367)	(29,507)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(6,850)	(7,282)
Cash dividends to shareholders	(3,183)	(2,843)
Purchase and retirement of common stock	—	(2,269)
Proceeds from revolving line of credit	55,900	94,000
Payments on revolving line of credit	(63,300)	(73,100)
Payment of notes payable	(284)	(100)
Excess tax benefit from stock options exercised	381	802
Other	53	2

Net cash (used in) provided by financing activities	(17,283)	9,210
Net increase in cash	700	296
Cash — beginning of period	9,983	9,179

Cash — end of period	$10,683	$9,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,200	$7,881
Interest	$538	$315
Non-cash investing and financing transactions during the period:
Purchase of business — seller financing portion	$350	$200
Acquisition of noncontrolling interest — seller financing portion	$—	$367

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.							Noncontrolling Interests	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580
Issuance of restricted stock	81	—	—	—	—	—	—	—	—
Compensation expense — restricted stock	—	—	1,589	—	—	—	1,589	—	1,589
Transfer of compensation liability for certain stock issued pursuant to incentive plans	—	—	135	—	—	—	135	—	135
Proceeds from exercise of stock options	82	2	2	—	—	—	4	—	4
Excess tax benefit of equity grants	—	—	381	—	—	—	381	—	381
Purchase of business	—	—	—	—	—	—	—	2,892	2,892
Contribution of non controlling interests partners	—	—	—	—	—	—	—	49	49
Acquisition of non controlling interests	—	—	(705)	—	—	—	(705)	(164)	(869)
Sale of non controlling interests	—	—	234	—	—	—	234	5	239
Cash dividends to USPT shareholders	—	—	—	(3,183)	—	—	(3,183)	—	(3,183)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(6,850)	(6,850)
Net income	—	—	—	13,890	—	—	13,890	6,534	20,424

Balance September 30, 2012	14,082	$141	$37,769	$113,112	(2,215)	$(31,628)	$119,394	$16,997	$136,391

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company continues to seek to attract physical and occupational therapists who have established relationships with patients and physicians by offering therapists a competitive salary and a share of the profits of the clinic(s) operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. In addition, the Company has acquired a majority interest in a number of clinics through acquisitions.

During the nine months ended September 30, 2012, the Company acquired 10 clinics as follows:

Acquisition	Date	% Interest Acquired	Number of Clinics

January 2012 Acquisition	January 3	100%	1
March 2012 Acquisition	March 31	65%	1
May 2012 Acquisition	May 22	70%	7
August 2012 Acquisition	August 1	65%	1

As of September 30, 2012, the Company operated 423 clinics in 42 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the dates of their respective acquisition.

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

Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2011.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting unit to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining our reporting units when performing our annual goodwill impairment test.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2012, the factors (ie., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation in the third quarter of 2012, did not yield any impairment charge.

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

Medicare Reimbursement

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

On November 1, 2012, CMS released the 2013 Medicare Physician Fee Schedule final rule. Under the 2013 Medicare Physician Fee Schedule, CMS has estimated a 26.5% reduction in the outpatient physical therapy payment rates beginning on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. This reduction would be in addition to any automatic spending reductions being enacted as a result of the Budget Control Act of 2011, which would cut Medicare spending by 2%. If the 26.5% SGR reduction and the 2% cut in Medicare spending are averted by Congress, the projected impact of other changes in the rule on outpatient physical therapy service payments in aggregate is expected to be a 4.0% increase in 2013, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact is expected to be a 6.0% increase for outpatient physical therapy payments. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

In the 2013 Medicare Physician Fee Schedule rule, CMS indicated that it will implement a claims-based data collection process to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services would be required to include this data on the claim form. Beginning on July 1, 2013, therapists will be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. For claims submitted after July 1, 2013, CMS proposes to return claims as unpaid if the required data is not included in the claim.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. Effective January 1, 2012, the annual Limit on outpatient therapy services is $1,880 for physical therapy and speech language pathology services combined and $1,880 for occupational therapy services. Pursuant to the final MPFS rule for 2013, effective January 1, 2013 the annual Limit on outpatient therapy services is $1,900 for physical therapy and speech language pathology services combined and $1,900 for occupational therapy services. These Therapy Caps are applicable to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, pursuant to the MCTRA, beginning no later than October 1, 2012 and expiring on December 31, 2012, these Limits will temporarily apply to therapy services performed in hospital outpatient departments.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MCTRA extended the exceptions process for outpatient therapy caps through December 31, 2012. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2013, except those services furnished and billed by outpatient hospital departments.

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

CMS adopted a multiple procedure payment reduction (MPPR) for therapy services in the final update to the MPFS for calendar year 2011. Under MPPR, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest Practive Expense RVU, then reduces the payment for the practice expense component of the RVU for additional procedures. The reduction for these subsequent procedures varies based on the setting, with a 20% reduction for services in an office or other non-institutional setting and 25% in institutional settings. The reduction applies to most therapy services furnished during the same day for the same patient, whether or not the therapy services are furnished in separate sessions. The MPPR was continued in calendar year 2012 and for 2013.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2012. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2012.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months and nine months ended September 30, 2012.

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

Use of Estimates

In preparing the Company's consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, purchase accounting, goodwill impairment, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through September 30, 2012.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which modifies the impairment test for goodwill intangibles. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes are effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption was permitted. These changes should not affect the outcome of the impairment analysis of a reporting unit. The Company performs a review of the Company’s goodwill in the third quarter of each fiscal year. The adoption of ASU 2011-08 in 2012 did not have an impact on the Company as it performed its goodwill impairment test using a quantitative approach.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareholders	$4,563	$4,099	$13,890	$12,745

Denominator:
Denominator for basic earnings per share — weighted-average shares	11,827	11,886	11,778	11,824
Effect of dilutive securities —
Stock options	101	125	114	183

Denominator for diluted earnings per share — adjusted weighted-average shares	11,928	12,011	11,892	12,007

Earnings per share attributable to common shareholders:
Basic	$0.39	$0.35	$1.18	$1.08

Diluted	$0.38	$0.34	$1.17	$1.06

All options to purchase shares were included in the diluted earnings per share calculation for the three months and nine months ended September 30, 2012 and 2011 as the average market price of the common shares was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITION OF BUSINESSES

The purchase price for the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2013 and 2014. During the first nine months of 2012, the Company acquired three clinics in separate transactions. On January 3, 2012, through a subsidiary, the Company acquired a 100% interest in a clinic for $1.0 million in cash and a note payable of $100,000, effective March 31, 2012, the Company acquired a 65% interest in another clinic for $90,000 and, effective August 1, 2012, the Company acquired a 65% interest in another clinic for $321,000.

The purchase prices have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,402
Seller notes	350

Total consideration	$7,752

Estimated fair value of net tangible assets acquired:
Total current assets	$363
Total non-current assets	423
Total liabilities	(290)

Net tangible assets acquired	$496
Referral relationships	57
Non compete	25
Goodwill	10,066
Fair value of noncontrolling interest	(2,892)

$7,752

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the nine months ended September 30, 2012, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2012 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

On July 25, 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group for $8.2 million in cash and a seller note of $200,000 payable in two principal installments of $100,000 each plus any accrued interest, in July 2012 and July 2013 (“July 2011 Acquisition”). During the nine months ended September 30, 2012, the Company finalized the purchase price allocation related to the July 2011 Acquisition.

The purchase price was allocated as follows:

Cash paid, net of cash acquired	$7,930
Seller notes	200

Total consideration	$8,130

Estimated fair value of net tangible assets acquired:
Total current assets	$1,341
Total non-current assets	902
Total liabilities	(581)

Net tangible assets acquired	$1,662
Tradename	1,900
Referral relationships	1,100
Non compete	300
Goodwill	11,263
Fair value of noncontrolling interest	(8,095)

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

In April 2012, the Company sold 1% of its interest acquired in the July 2011 Acquisition to the limited partners. The Company now owns a 50% interest in the July 2011 Acquisition, consisting of 1% as a general partner interest and 49% as a limited partner interest. See Footnote 4 — Acquisitions and Sales of Non-Controlling Interests- for further details.

Unaudited proforma consolidated financial information for acquisitions occurring in 2012 and the July 2011 Acquisition has not been included as the results were not material to current operations.

4. ACQUISITIONS AND SALES OF NON-CONTROLLING INTERESTS

In ten separate transactions during the nine months ended September 30, 2012, the Company purchased partnership interests in ten partnerships. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $1,314,000, which included $164,000 of undistributed earnings. The remaining purchase price of $1,150,000, less future tax benefits of $445,000, was recognized as an adjustment to additional paid-in capital. During the nine months ended September 30, 2012, the Company sold partnership interests in the range of .64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2012
Beginning balance	$92,750
Goodwill acquired during the period	10,066
Goodwill allocated to specific assets for business acquired in 2011	(3,300)
Goodwill adjustments for purchase price allocation of business acquired in 2011	200

Ending balance	$99,716

6. NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable as of September 30, 2012 and December 31, 2011 consisted of the following ($ in thousands):

	2012	2011
Revolving credit agreement average effective interest rate of 3.7% inclusive of unused fee	$16,100	$23,500
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	100	100
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	50	50
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	184	367
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	100	200
Promissory note payable in annual installments of $50 plus accrued interest through January 3, 2014, interest accrues at 3.25% per annum	100	—
Promissory notes payable in aggregate annual installments of $125 plus accrued interest through May 22, 2014, interest accrues at 3.25% per annum	250	—

	16,884	24,217
Less current portion	(609)	(433)

	$16,275	$23,784

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. Effective October 24, 2012, the Credit Agreement was amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2012, $16.1 million was outstanding on the revolving credit facility resulting in $58.9 million of availability. As of September 30, 2012, the Company was in compliance with all of the covenants thereunder.

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

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to September 30, 2012 are as follows:

During the twelve months ended September 30, 2013	$609
During the twelve months ended September 30, 2014	175
During the twelve months ended September 30, 2015	16,100

.	$16,884

7. COMMON STOCK

From September 2001 through December 31, 2008, the Board of Directors ("Board") authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its bank credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. Since there is no expiration date for the share repurchase program, and since effective October 24, 2012, the Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with certain covenants, there are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months and nine months ended September 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2012, we operated 423 clinics in 42 states, including two physician services facilities.

We also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of September 30, 2012.

Revenues from physician services are generated by franchisee arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through the two physician services facilities. Each deliverable can be purchased separately.

On May 22, 2012, we acquired a 70% interest in a seven-clinic practice (“May 2012 Acquisition”) and, during the first nine months of 2012, acquired three clinics in three separate transactions. On January 3, 2012, we acquired a 100% interest in a clinic, effective March 31, 2012, we acquired a 65% interest in another clinic and effective August 1, 2012, we acquired a 65% interest in another clinic. In July 2011, the Company acquired a 51% interest in a 20 clinic multi-partner physical therapy group (“July 2011 Acquisition”).

The results of operations of the acquired clinics have been included in our consolidated financials since the dates of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Number of clinics, at the end of period	423	420	423	420
Working days	63	64	191	192
Average visits per day per clinic	21.7	20.8	21.9	20.8
Total patient visits	574,893	548,991	1,740,887	1,605,134
Net patient revenue per visit	$105.73	$104.43	$105.31	$104.59

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

•

Net revenues increased to $62.9 million for the three months ended September 30, 2012 (“2012 Third Quarter”) from $59.7 million for the three months ended September 30, 2011 (“2011 Third Quarter”) primarily due to an increase in patient visits from 549,000 to 575,000. The average net patient revenue per visit for the 2012 Third Quarter was $105.73 as compared to $104.43 in the 2011 Third Quarter. The increase in net revenues from our core physical therapy operations was partially offset by a decrease in other revenues of $300,000 due to a reduction in revenue from physician services. There were 63 operating days in the 2012 Third Quarter and 64 operating days in the 2011 Third Quarter.

•

Net income attributable to our common shareholders for the 2012 Third Quarter was $4.6 million versus $4.1 million for the 2011 Third Quarter. Net income was $0.38 per diluted share for the 2012 Third Quarter and $0.34 per diluted share for the 2011 Third Quarter. Total diluted shares were 11.9 million for the 2012 Third Quarter and 12.0 million for the 2011 Third Quarter.

Net Patient Revenues

•

Net patient revenues increased to $60.8 million for the 2012 Third Quarter from $57.3 million for the 2011 Third Quarter, an increase of $3.5 million, or 6.0%, due to an increase in patient visits from 549,000 to 575,000, and an increase in the net patient revenue per visit of $1.30.

•

The growth in patient visits was primarily attributable to 21,000 visits in clinics opened or acquired between October 1, 2011 and September 30, 2012 (“New Clinics”). For clinics opened or acquired prior to October 1, 2011 (“Mature Clinics”), patient visits increased by 5,000 in the 2012 Third Quarter as compared to the 2011 Third Quarter.

•

Net patient revenues related to New Clinics amounted to $2.3 million for the 2012 Third Quarter and net patient revenues for Mature Clinics increased by $1.2 million for the 2012 Third Quarter as compared to the 2011 Third Quarter.

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

Other Revenues

Other revenues decreased by $0.3 million from $2.4 million to $2.1 million due to lower revenues from physician services.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 75.5% for the 2012 Third Quarter and 76.9% for the 2011 Third Quarter.

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $33.4 million for the 2012 Third Quarter from $32.4 million for the 2011 Third Quarter, an increase of $1.0 million, or 2.9%. Salaries and related costs for New Clinics amounted to $1.5 million for the 2012 Third Quarter. Salaries and related costs for Mature Clinics decreased by $0.5 million for the 2012 Third Quarter as compared to the 2011 Third Quarter. Salaries and related costs as a percentage of net revenues were 53.1% for the 2012 Third Quarter and 54.3% for the 2011 Third Quarter.

Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $12.8 million for the 2012 Third Quarter and $12.0 million for the 2011 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.7 million for the 2012 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $100,000 in the 2012 Third Quarter compared to the 2011 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.4% for the 2012 Third Quarter and 20.1% for the 2011 Third Quarter.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts was $1.3 million for the 2012 Third Quarter and $1.4 million for the 2011 Third Quarter. Of the $1.3 million, $180,000 related to other accounts receivable, and of the $1.4 million, $780,000 related to other accounts receivable. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.8% for the 2012 Third Quarter and 1.1% for the 2011 Third Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.9% at September 30, 2012, as compared to 7.1% at December 31, 2011. Our days sales outstanding was reduced to 42 days at September 30, 2012 as compared to 48 days at December 31, 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.0 million for the 2012 Third Quarter and $5.1 million for the 2011 Third Quarter. As a percentage of net revenues, corporate office costs were 9.5% for the 2012 Third Quarter and 8.6% for the 2011 Third Quarter.

Interest Expense

Interest expense decreased to $142,000 in the 2012 Third Quarter compared to $149,000 in the 2011 Third Quarter. At September 30, 2012, $16.1 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $3.0 million for the 2012 Third Quarter and $2.7 million for the 2011 Third Quarter. During the 2012 and 2011 Third Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $1.7 million for the 2012 Third Quarter and $1.8 million for the 2011 Third Quarter. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 11.3% for the 2012 Third Quarter and 12.7% for the 2011 Third Quarter.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

•

Net revenues increased to $189.4 million for the nine months ended September 30, 2012 (“2012 Nine Months”) from $176.3 million for the nine months ended September 30, 2011 (“2011 Nine Months”) primarily due to an increase in patient visits from 1,605,000 to 1,741,000. The average net patient revenue per visit for the 2012 Nine Months was $105.31 as compared to $104.59 in the 2011 Nine Months. The increase in net revenues from our core physical therapy operations was partially offset by a decrease in other revenues of $2,300,000 due to a reduction in revenue from physician services. The 2012 Nine Months included 191 operating days and the 2011 Nine Months included 192 days.

•

Net income attributable to our common shareholders for the 2012 Nine Months was $13.9 million versus $12.7 million for the 2011 Nine Months. Net income was $1.17 per diluted share for the 2012 Nine Months and $1.06 for the 2011 Nine Months. Total diluted shares were 11.9 million for the 2012 Nine Months and 12.0 million for the 2011 Nine Months.

Net Patient Revenues

•

Net patient revenues increased to $183.3 million for the 2012 Nine Months from $167.9 million for the 2011 Nine Months, an increase of $15.4 million, or 9.2%, due to an increase in patient visits from 1,605,000 to 1,741,000, and an increase in the net patient revenue per visit of $0.72.

•

The growth in patient visits was primarily attributable to 37,000 visits from clinics opened or acquired between October 1, 2011 and September 30, 2012 (“New Clinics”). For clinics opened or acquired prior to October 1, 2011 (“Mature Clinics”), patient visits increased by 99,000 in the 2012 Nine Months as compared to the 2011 Nine Months.

•

Net patient revenues related to New Clinics amounted to $4.1 million for the 2012 Nine Months and net patient revenues for Mature Clinics increased by $11.3 million for the 2012 Nine Months as compared to the 2011 Nine Months primarily due to net patient revenues of the July 2011 Acquisition which for 2012 Nine Months included nine months of operations and two months in the 2011 Nine Months.

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

Other Revenues

Other revenues decreased by $2.3 million from $8.4 million to $6.1 million due to lower revenues from physician services.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 74.4% for the 2012 Nine Months and 74.0% for the 2011 Nine Months.

Clinic Operating Costs — Salaries and Related Costs

Salaries and related costs increased to $98.8 million for the 2012 Nine Months from $93.2 million for the 2011 Nine Months, an increase of $5.6 million, or 6.1%. Salaries and related costs for New Clinics amounted to $2.6 million for the 2012 Nine Months. Salaries and related costs for Mature Clinics increased by $3.0 million for the 2012 Nine Months as compared to the 2011 Nine Months primarily due to the July 2011 Acquisition as discussed above. Salaries and related costs as a percentage of net revenues were 52.2% for the 2012 Nine Months and 52.8% for the 2011 Nine Months.

Clinic Operating Costs — Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $38.3 million for the 2012 Nine Months and $34.7 million for the 2011 Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2012 Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $2.2 million in the 2012 Nine Months compared to the 2011 Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.2% for the 2012 Nine Months and 19.7% for the 2011 Nine Months.

Clinic Operating Costs — Provision for Doubtful Accounts

The provision for doubtful accounts was $3.7 million for the 2012 Nine Months and $2.6 million for the 2011 Nine Months. Of the $3.7 million, $500,000 related to other accounts receivable, and of the $2.6 million, $800,000 related to other accounts receivable. The provision for doubtful accounts for patients accounts receivable as a percentage of net patient revenues was 1.7% for the 2012 Nine Months and 1.0% for the 2011 Nine Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.9% at September 30, 2012, as compared to 7.1% at December 31, 2011. Our days sales outstanding was reduced to 42 days at September 30, 2012 as compared to 48 days at December 31, 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $18.6 million for the 2012 Nine Months and $17.6 million for the 2011 Nine Months. As a percentage of net revenues, corporate office costs were 9.8% for the 2012 Nine Months and 10.0% for the 2011 Nine Months.

Interest Expense

Interest expense increased to $449,000 in the 2012 Nine Months compared to $331,000 in the 2011 Nine Months due to an increase in the average borrowings outstanding under our revolving credit facility during the 2012 period compared to the 2011 period. At September 30, 2012, $16.1 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $9.0 million for the 2012 Nine Months and $8.3 million for the 2011 Nine Months. During the 2012 and 2011 Nine Months, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $6.5 million for the 2012 Nine Months and $6.9 million for the 2011 Nine Months. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 13.5% for the 2012 Nine Months and 15.0% for the 2011 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2012, we had $10.7 million in cash compared to cash of $10.0 million at December 31, 2011. We believe that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least September 2013. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).

During the 2012 Nine Months, $29.4 million was provided by operations, $0.2 million was derived from proceeds from the sale of noncontrolling interests and $0.4 million was obtained from the exercise of stock options and related tax benefits and contributions of capital from a limited partner. The major uses of cash included: purchase of businesses ($7.4 million), distributions to non-controlling interest partners ($6.9 million), net reduction of our revolving line of credit ($7.4 million), payments of cash dividends to our shareholders ($3.2 million), purchases of fixed assets ($2.9 million), payments for acquisitions of non-controlling interests ($1.3 million) and payments on notes payable ($0.3 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2012, $16.1 million was outstanding on the revolving credit facility resulting in $58.9 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2012, 2011 and 2010. At September 30, 2012, the balance on these notes payable was $784,000.

In conjunction with acquisitions that occurred in 2010, 2011 and 2012, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

From September 2001 through December 31, 2008, the Board of Directors ("Board") authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, we purchased a total of 859,499 shares. Since there is no expiration date for the share repurchase program, and since effective October 24, 2012, the Credit Agreement was further amended to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants, there are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months and nine months ended September 30, 2012.

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

Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see our periodic reports filed with the Securities and Exchange Commission (the "SEC") for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement is no longer accurate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. The Company’s primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At September 30, 2012, $16.1 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at September 30, 2012, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $161,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 9, 2012	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith