Form 10-K
period 2012-12-31
U S PHYSICAL THERAPY INC /NV
filed 2013-03-12
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2012 was $233,119,000 based on the closing sale price reported on the Nasdaq Global Select Market for the registrant’s common stock on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2013, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,068,388.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders	PART III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. In addition, we operate one clinic which specializes in the outpatient, non-surgical treatment of osteo arthritis degenerative joint disease and other musculoskeletal conditions (“Physician Services”) and perform certain services on behalf of third parties that provide physical therapy services. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 64% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop outpatient physical therapy clinics and acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2012, we operated 431 clinics, inclusive of one clinic that perform Physician Services (the “Physician Services Clinic”), in 43 states. The average age of the 431 clinics in operation at December 31, 2012 was 8.7 years. There were 329 clinics operated under Clinic Partnerships and 102 were operated as Wholly-Owned Facilities. Of the 431 clinics, we developed 294 and acquired 137. Our highest concentration of clinics are in the following states—Tennessee, Texas, Michigan, Maryland, Washington, New Jersey, Wisconsin, Georgia, Arizona, Virginia, Indiana, Florida and Maine. In addition to our 431 clinics, at December 31, 2012, we also managed 15 physical therapy practices for third parties, primarily physicians.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

In addition to the 7 clinics in the May 2012 Acquisition, in 2012, we acquired 7 clinic practices in 7 separate transactions. Two of the acquired clinic practices operate in two new partnerships and the remaining 5 operate as satellites of existing partnerships. In 2010, we acquired two clinic practices in separate transactions. Both practices were consolidated into existing Company clinics.

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that a substantial number of clinic groups operate more than one clinic location. In 2013, we intend to continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs. In addition, we expect to continue to acquire clinic practices.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2012, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

In the majority of the Clinic Partnership agreements, the therapist partner begins with a 20% interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum interest of 35%.

Typically each therapist partner or director enters into an employment agreement for a term of up to three years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, the Company typically has the right, but is not obligated, to purchase the therapist’s partnership interest in Clinic Partnerships. In connection with several of our acquired clinics, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s noncontrolling interest at a predetermined multiple of earnings before interest and taxes.

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

The following table shows our payor mix for the years ended:

	December 31, 2012		December 31, 2011		December 31, 2010
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Program	$73,348	30.0%	$66,025	29.1%	$63,993	31.4%
Commercial Health Insurance	57,146	23.4%	52,697	23.3%	50,243	24.6%
Medicare/Medicaid	58,813	24.1%	56,287	24.8%	46,165	22.6%
Workers’ Compensation Insurance	42,144	17.2%	39,338	17.4%	34,185	16.7%
Other	12,992	5.3%	12,232	5.4%	9,523	4.7%

Total	$244,443	100.0%	$226,579	100.0%	$204,109	100.0%

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

During the year ended December 31, 2012, approximately 25.0% of our visits and 22.5% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed clinics will generally become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. However, we cannot assure you that newly developed clinics will be successful in becoming eligible as Medicare providers.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2013, CMS or Congress has taken action to prevent the implementation of SGR formula reductions. For 2012, the Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for the first two months of the year and the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their then current level through December 31, 2012. The American Taxpayer Relief Act of 2012 essentially froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delayed the automatic, across-the-board “sequestration” cuts in federal spending imposed by the Budget Control Act of 2011. Unless further legislation is enacted, it is likely that there will be a 2% reduction to Medicare payments for services furnished on or after April 1, 2013.

The MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services would be required to include this data on the claim form. Beginning on July 1, 2013, therapists will be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. For claims submitted after July 1, 2013, CMS will reject claims if the required data is not included in the claim.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2012, the annual Limit on outpatient therapy services was $1,880 for physical therapy and speech language pathology services combined and $1,880 for occupational therapy services. Pursuant to the final MPFS rule for 2013, effective January 1, 2013 the annual Limit on outpatient therapy services is $1,900 for physical therapy and speech language pathology services combined and $1,900 for occupational therapy services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings from October 1, 2012 through December 31, 2013. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Caps will no longer apply to such services starting as of January 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the Therapy Caps if the provision of therapy services was deemed to be medically necessary. Therapy Cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MCTRA extended the exceptions process for outpatient Therapy Caps through December 31, 2012. The American Taxpayer Relief Act of 2012 extended the exceptions process for outpatient Therapy Caps through December 31, 2013. Unless Congress extends the exceptions process, the Therapy Caps will apply to all outpatient therapy services beginning January 1, 2014, except those services furnished and billed by outpatient hospital departments.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures during a calendar year are subject to a manual medical review prior to payment. The $3,700 threshold is applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold is applied to the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold and continued the process by which providers may seek pre-approval for services to be performed beyond such dollar threshold. In February 2013, CMS advised providers that the pre-approval process for services beyond the $3,700 threshold will no longer be in effect, so that all such services during the calendar year that are over the dollar threshold will be subject to a manual medical review.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under

Medicare Part B—occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries will negatively impact our financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services we provide to Medicare beneficiaries.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2012. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

In April 2003, the OIG issued a special advisory bulletin addressing certain complex contractual arrangements for the provision of items and services that were previously identified as suspect in a 1989 special fraud alert. This special advisory bulletin identified several characteristics commonly exhibited by suspect arrangements, the existence of one or more of which could indicate a prohibited arrangement to the OIG. Generally, the indicia of a suspect contractual joint venture as identified by the special advisory bulletin and the associated OIG advisory opinion include the following:

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having as much as six percent of the market share nationally. We believe that our Company is the third largest national outpatient rehabilitation provider.

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

We have issued an Ethics and Compliance Manual and created a compliance DVD, hand-outs and an on-line testing program. These tools were prepared to ensure that each clinic as well as every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

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

Monitoring and Auditing Clinic Operational Compliance. Our Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Most clinics are audited at least once every 18 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is given to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator receives a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

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

EMPLOYEES

At December 31, 2012, we employed 2,677 people, of which 2,073 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

ITEM 1A.—	RISK FACTORS.

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

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business—Regulation and Healthcare Reform” in Item 1.

Healthcare reform legislation may affect our business.

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. See “Business- Sources of Revenue” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible to predict. That impact may be material to our business, financial condition or results of operations.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2012, approximately 75.9% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 24.1% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business- Sources of Revenue” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

Decreases in Medicare reimbursement rates, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services will adversely affect our financial results.

Our clinics receive payments from the Medicare program under the Medicare Physician Fee Schedule. These rates are automatically updated annually based on the SGR formula, contained in legislation. The American Taxpayer Relief Act of 2012 essentially froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare reimbursement rates beginning January 1, 2014.

Congress has established annual caps that limit the amount that can be paid for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. The American Taxpayer Relief Act of 2012 extended the exceptions process through December 31, 2013. The exception process will expire on January 1, 2014 unless further extended by Congress. There can be no assurance that Congress will extend it further. If the exception process is not renewed, it may have an adverse impact on our financial results.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B—occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American

Taxpayer Relief Act of 2012 increases the payment reduction to 50% effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries will negatively impact our financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services we provide to Medicare beneficiaries.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures during a calendar year are subject to a manual medical review prior to payment. The $3,700 threshold is applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold is applied to the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold and continued the process by which providers may seek pre-approval for services to be performed beyond such dollar threshold. In February 2013, CMS advised providers that the pre-approval process for services beyond the $3,700 threshold will no longer be in effect, so that all such services during the calendar year that are over the dollar threshold will be subject to a manual medical review.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delayed the automatic, across-the-board “sequestration” cuts in federal spending imposed by the Budget Control Act of 2011. Unless further legislation is enacted, it is likely that there will be a 2% reduction to Medicare payments for services furnished on or after April 1, 2013.

As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

For a further description of this and other laws and regulations involving governmental reimbursements, see “Business—Sources of Revenue” and “—Regulation and Healthcare Reform” in Item 1.

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

HIPAA required the HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.

The Company and its clinics have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. For a more complete description of this competitive environment, see “Business—Competition” in Item 1. An adverse effect on our business, financial condition or results of operations may require us to write-down goodwill.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2012, our stock price ranged from a low of $18.51 per share (on January 10, 2012) to a high of $28.40 per share (on September 21, 2012). Factors, such as announcements concerning changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

Pursuant to our stock incentive plans, our Compensation Committee of the Board of Directors, consisting solely of independent directors, is authorized to grant stock awards to our employees, directors and consultants. Shareholders will incur dilution upon the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

At December 31, 2012, we had reserved approximately 76,000 shares of common stock for issuance under outstanding options and 318,000 shares for future equity grants. All of these shares of common stock are registered for sale or resale on currently effective registration statements. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,500 to 3,000 square feet.

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in April 2017. We currently occupy approximately 37,537 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business. While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, we do not believe the impact of existing lawsuits or other proceedings will have a material impact on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 11, 2013, there were 60 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2012		2011
Quarter	High	Low	High	Low
First	$23.39	$18.51	$22.69	$18.87
Second	25.46	22.52	26.06	21.51
Third	28.40	23.75	26.23	16.58
Fourth	28.24	22.69	21.27	16.75

Prior to 2011, we had not declared or paid cash dividends or distributions on our common stock. During 2011, we paid a quarterly dividend of $0.08 per share, totaling $0.32 per share for 2011, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2011 of approximately $3.8 million. During 2012, we paid a quarterly dividend of $0.09 per share and a special dividend in December 2012 of $0.40 per share, totaling $0.76 per share for 2012, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2012 of approximately $9.0 million. On December 3, 2012, we amended our Credit Agreement (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”) to allow us to pay the special dividend of $0.40 per share. In 2013, our Board of Directors declared a quarterly dividend of $0.10 per share payable to shareholders of record on March 15, 2013 to be paid on March 29, 2013. We are currently restricted from paying dividends in excess of $5,000,000 in any fiscal year on our common stock under the Credit Agreement.

FIVE YEAR PERFORMANCE GRAPH

Prior to August 14, 2012, our common stock traded on the NASDAQ Stock Market. On August 14, 2012, our common stock began trading on the New York Stock Exchange (“NYSE”). The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2007 through December 31, 2012. In addition, the graph compares the total stockholder return of our common stock to The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index, our historical comparisons, for the same period. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index , The NYSE Health Care Index, The Nasdaq Stock Market United States Index and The Nasdaq Stock Market Healthcare Index on December 31, 2007 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return For the Year Ended December 31, 2012

	12/07	12/08	12/09	12/10	12/11	12/12
U. S. Physical Therapy, Inc.	100	93	118	138	137	192
NYSE Composite	100	59	74	82	77	87
NYSE Healthcare Index	100	74	90	91	98	110
The Nasdaq Stock Market United States Index	100	61	88	104	95	124
The Nasdaq Stock Market Healthcare Index	100	73	96	116	110	132

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share data)
Net revenues	$252,088	$237,006	$211,233	$201,409	$187,686
Income from continuing operations including noncontrolling interests, net of tax	$26,218	$29,783	$24,700	$19,974	$17,089
Net income including noncontrolling interests	$26,218	$29,783	$24,700	$19,974	$17,089
Net income attributable to common shareholders	$17,933	$20,974	$15,645	$11,767	$10,004
Per common share
Net income attributable to common shareholders:
Basic	$1.52	$1.78	$1.34	$1.01	$0.84
Diluted	$1.51	$1.75	$1.32	$1.00	$0.83

	On December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Total assets	$171,714	$163,252	$140,861	$111,429	$118,247
Long-term debt, less current portion	$17,575	$23,784	$5,750	$400	$12,412
Working capital	$29,015	$29,343	$25,053	$18,255	$24,108
Current ratio	2.80	2.80	2.76	2.24	2.65
Total long-term debt to total capitalization	0.13	0.20	0.05	—	0.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers.

During 2012, 2011 and 2010, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

In addition to the 7 clinics in the May 2012 Acquisition, in 2012, the Company acquired 7 clinic practices in 7 separate transactions. Two of the acquired clinic practices operate in two new partnerships and the remaining 5 operate as satellites of existing partnerships. In 2010, the Company acquired two clinic practices in two separate transactions. Both practices were consolidated into existing Company clinics.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

At December 31, 2012, we operated 431 clinics in 43 states, inclusive of a Physician Services Clinic. The average age of our clinics at December 31, 2012 was 8.7 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 15 third-party facilities under management as of December 31, 2012.

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

Revenues from physician services, sold primarily through franchisee arrangements, are considered multiple deliverables—training and ongoing services. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided.

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2012. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $634,000 for the year ended December 31, 2012. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2012, 2011 and 2010 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2012	2011
Gross patient accounts receivable	$64,101	$70,435
Less contractual allowances	36,533	39,948

Subtotal—accounts receivable	27,568	30,487
Less allowance for doubtful accounts	1,595	2,154

Net patient accounts receivable	$25,973	$28,333

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2012			December 31, 2011
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$9,308	$1,648	$10,956	$10,066	$2,213	$12,279
Medicare/Medicaid	5,451	1,089	6,540	5,964	1,758	7,722
Workers Compensation*	5,425	1,027	6,452	5,475	1,198	6,673
Self-pay	878	1,307	2,185	739	1,295	2,034
Other**	793	642	1,435	996	783	1,779

Totals	$21,855	$5,713	$27,568	$23,240	$7,247	$30,487

*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business—Sources of Revenue” in Item 1.

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

We do not believe that we have any significant uncertain tax positions at December 31, 2012, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2012 and 2011.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining our reporting units when performing our annual goodwill impairment test.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2012, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2012, 2011 and 2010 did not result in any goodwill amounts that were deemed impaired.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2012	Year ended December 31, 2012
2011	Year ended December 31, 2011
2010	Year ended December 31, 2010
New Clinics	Clinics opened or acquired during the year ended December 31, 2012
Mature Clinics	Clinics opened or acquired prior to January 1, 2012
2011 New Clinics	Clinics opened or acquired during the year ended December 31, 2011
2011 Mature Clinics	Clinics opened or acquired prior to January 1, 2011
2010 New Clinics	Clinics opened or acquired during the year ended December 31, 2010
2010 Mature Clinics	Clinics opened or acquired prior to January 1, 2010

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2012	2011	2010
Number of clinics, at the end of period	431	416	392
Working Days	255	255	254
Average visits per day per clinic	21.7	20.9	20.5
Total patient visits	2,315,390	2,163,679	1,926,892
Net patient revenue per visit	$105.57	$104.72	$105.92

RESULTS OF OPERATIONS

FISCAL YEAR 2012 COMPARED TO FISCAL 2011

•

Net revenues rose 6.4 % to $252.1 million for 2012 from $237.0 million for 2011 due to increases in net patient revenues offset partially by a decrease in other revenues as discussed below. The 2012 results includes seven months of operations of the May 2012 Acquisition. The 2011 results include five months of operations of the July 2011 Acquisition.

•

Reported net income attributable to common shareholders for 2012 decreased 14.5% to $17.9 million from $21.0 million in 2011. Diluted earnings per share was $1.51 for 2012 and $1.75 for 2011. Included in the 2011 results is a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition that occurred beyond our purchase price measurement date. Excluding this 2011 gain, diluted earnings per share from operations would have been $1.35 for 2011. In comparison to adjusted diluted earnings per share of $1.35 for 2011, the 2012 diluted earnings per share of $1.51 represents an increase of 11.9% in 2012 from 2011. See table below (in thousands).

	Year Ended December 31,
	2012	2011
Net income attributable to common shareholders	$17,933	$20,974
Gain on purchase price settlement of $5,434 less tax effect of $629	—	(4,805)

Adjusted net income attributable to common shareholders	$17,933	$16,169

Adjusted net income attributable to common shareholders per diluted share	$1.51	$1.35

Net Patient Revenues

•

Net patient revenues increased to $244.4 million for 2012 from $226.6 million for 2011, an increase of $17.8 million, or 7.9%, primarily due to an increase in patient visits from 2.2 million to 2.3 million. The increase in net patient revenues of $17.8 million consisted of an increase of $12.2 million from Mature Clinics and $5.6 million from New Clinics. The $12.2 million from Mature Clinics is primarily due to the July 2011 Acquisition. The 2012 results include 12 months of operations of the July 2011 Acquisition and the 2011 results include five months of operations.

•

Total patient visits increased to 2,315,000 for 2012 from 2,164,000 for 2011. The growth in patient visits was attributable to 51,000 visits in New Clinics, primarily due to the May 2012 Acquisition, and an increase of 100,000 visits for Mature Clinics, primarily due to the July 2011 Acquisition.

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

Other Revenues

Other revenues decreased by $2.8 million from $10.4 million to $7.6 million primarily due to a reduction in revenue from physician services, which include clinical services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis.

Clinic Operating Costs

Clinic operating costs were 75.2% of net revenues for 2012 and 74.4% of net revenues for 2011. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $132.8 million for 2012 from $125.1 million for 2011, an increase of $7.7 million, or 6.2%. Approximately $3.7 million of the increase was attributable to New Clinics. The remaining $4.0 million of the increase was due to $5.9 million in higher costs at various 2011 New Clinics offset by a decrease of $1.9 million in costs at 2011 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.7% for 2012 and 52.8% for 2011.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $51.6 million for 2012 from $47.4 million for 2011, an increase of $4.2 million, or 8.9%. For 2012, New Clinics accounted for approximately $1.7 million of the increase and 2011 New Clinics accounted for approximately $4.0 million of the increase due to a full year of activity for clinics developed or acquired in 2011. Rent, clinic supplies and other costs for 2011 Mature Clinics decreased $1.5 million in 2012 as compared to 2011 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 20.5% for 2012 and 20.0% for 2011.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables of $4.7 million as a percentage of net patient revenues was 1.9% for 2012 and 1.7% for 2011. During 2012, we recorded a reserve for a receivable from a management contract of $0.1 million.

Our allowance for bad debts as a percentage of total patient accounts receivable was 5.8% at December 31, 2012 and 7.0% at December 31, 2011. The allowance for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 42 days at December 31, 2012 and 48 days at December 31, 2011. Net patient receivables in the amount of $4.9 million and $3.0 million were written-off in 2012 and 2011, respectively.

Closure Costs

For 2012, closure costs amounted to $211,000. In 2011, closure costs amounted to $59,000.

Gross Margin

In 2012, the gross margin from our core physical therapy business increased by $4.6 million, or 7.9%, as compared to 2011. The margin from the physician services business decreased by $2.7 million. See table below (in thousands).

	Year Ended December 31,
	2012	2011
Gross margin—physical therapy services	$62,945	$58,339
Gross margin—physician services	(360)	2,310

Gross margin	$62,585	$60,649

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $24.8 million for 2012 and $24.7 million for 2011. Corporate office costs were reduced as a percentage of net revenues to 9.8% for 2012 from 10.4% for 2011.

Interest and Other Income, net

Interest and other income, net for 2011 included a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition that occurred beyond our purchase price measurement date. The settlement included $1.5 million in cash, $0.1 million in debt forgiveness and $3.8 million in exchange of the remaining noncontrolling interest.

Interest Expense

Interest expense increased to $557,000 for 2012 from $496,000 for 2011 primarily due to higher average borrowings. At December 31, 2012, $17.4 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $11.0 million for 2012 and 2011. For 2012, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 38.1%. In 2012, the income tax provision was reduced by $350,000 related to a taxable deduction charged to additional-paid-in-capital for the reduction of a subsidiary intercompany loan and included a charge of $162,000 for a true-up of our 2011 tax provision based on a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts. For 2011, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to noncontrolling interest) of 34.6%. Of the $5.4 million gain mentioned above, $3.8 million was non taxable.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $8.3 million in 2012 compared to $8.8 million in 2011. As a percentage of operating income before corporate office costs, net income attributable to noncontrolling interests was 13.2% in 2012 compared to 14.5% in 2011. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

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

•

Net income attributable to common shareholders for 2011 increased 34.1% to $21.0 million from $15.6 million in 2010. Diluted earnings per share rose to $1.75 from $1.32. Included in the 2011 results is a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition. Included in the 2010 results was a positive adjustment in the income tax provision of $0.8 million and a gain from the sale of a five clinic joint venture of approximately $0.6 million. Excluding the 2011 and 2010 gains and the 2010 tax adjustment, diluted earnings per shares from operations would have been $1.35 for 2011 and $1.22 for 2010, an increase of 10.7%. See table below

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

Net Patient Revenues

•

Net patient revenues increased to $226.6 million for 2011 from $204.1 million for 2010, an increase of $22.5 million, or 11.0%, primarily due to an increase in patient visits from 1.9 million to 2.2 million. The increase in net patient revenues of $22.5 million consisted of an increase of $14.3 million from 2011 Mature Clinics and $8.2 million from 2011 New Clinics, primarily due to the July 2011 Acquisition. The $14.4 million from 2011 Mature Clinics is made up of an increase of $14.2 million from the 2010 Acquisitions and $0.2 million from other 2011 Mature Clinics.

•

Total patient visits increased to 2,164,000 for 2011 from 1,927,000 for 2010. The growth in patient visits was attributable to 76,000 visits in 2011 New Clinics, primarily due to the July 2011 Acquisition and an increase of 162,000 visits for 2011 Mature Clinics, primarily due to the 2010 Acquisitions.

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

Clinic Operating Costs

Clinic operating costs were 74.4% of net revenues for 2011 and 73.5% of net revenues for 2010. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $125.1 million for 2011 from $110.9 million for 2010, an increase of $14.2 million, or 12.8%. Approximately $5.5 million of the increase was attributable to 2011 New Clinics. The remaining $8.7 million of the increase was due to $10.4 million in higher costs at various 2010 New Clinics offset by a decrease of $1.7 million in costs at 2010 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.8% for 2011 and 52.5% for 2010.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $47.4 million for 2011 from $40.9 million for 2010, an increase of $6.5 million, or 15.8%. For 2011, 2011 New Clinics accounted for approximately $2.8 million of the increase and 2010 New Clinics accounted for approximately $4.2 million of the increase due to a full year of activity for clinics developed or acquired in 2010. Rent, clinic supplies and other costs for 2010 Mature Clinics decreased $0.5 million in 2011 as compared to 2010 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 20.0% for 2011 and 19.4% for 2010.

Clinic Operating Costs—Provision for Doubtful Accounts

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2012, we had $11.7 million in cash and cash equivalents compared to $10.0 million at December 31, 2011. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and single practice acquisitions and investments through at least December 2013. The amount outstanding under our revolving credit facility was $17.4 million at December 31, 2012 compared to $23.5 million at December 31, 2011. At December 31, 2012, we had $57.6 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

The increase in cash and cash equivalents of $1.7 million from December 31, 2011 to December 31, 2012 was due primarily to $39.3 million provided by operations and $1.4 million from the tax benefit of stock options exercised. The major uses of cash for investing and financing activities included: distributions to noncontrolling interests ($9.3 million), payments of cash dividends to our shareholders ($9.0 million), purchase of businesses ($7.9 million), net reduction of amounts outstanding under our credit facility ($6.1 million), purchases of fixed assets ($4.2 million), acquisitions of noncontrolling interests, net of sales of noncontrolling interest ($2.0 million), and payments on notes payable ($0.4 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, we amended the Credit Agreement to increase the commitment from $50.0 million to $75.0 million. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. On December 3, 2012, we amended the Credit Agreement to allow us to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2012, $17.4 million was outstanding on the revolving credit facility resulting in $57.6 million of availability, and we were in compliance with all of the covenants thereunder.

The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. In addition to the May 2012 Acquisition, in 2012, the Company, through its subsidiaries, purchased 7 outpatient therapy practices in 7 transactions for aggregate cash consideration of $1,938,000 and, one transaction a $100,000 note payable. In addition, in 15 separate transactions during 2012, we purchased partnership interests in 15 partnerships in which we had an existing controlling interest. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $2.2 million, which included $0.2 million of undistributed earnings. The remaining purchase price of $2.0 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. During 2012, we sold interests in the range of 0.64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

The purchase price for the 51% interest in the July 2011 Acquisition was $8,426,000, which consisted of $8,226,000 in cash and a $200,000 seller note, that is payable in two principal installments totaling $100,000 each, plus any accrued interest, in July 2012 and 2013. The seller note accrues interest at 3.25% per annum. In addition, in six separate transactions during 2011, we purchased a total of 22.2% of the 30% non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”). The aggregate purchase price paid for the 22.2% interest was $16.9 million, which included $0.8 million of undistributed earnings. The remaining purchase price of $16.1 million, less future tax benefits of $6.3 million, was recognized as an adjustment to additional paid-in capital. After these transactions, we owned 92.2% and the non-controlling interest limited partners in aggregate owned the remaining 7.8% in the partnership.

Effective June 30, 2011, we purchased the 35% non-controlling interest in one of our Texas partnerships. The aggregate purchase price for the 35% interest was $3.9 million, of which $3.5 million was paid in cash and $367,272 was paid in the form of a note to the seller. The purchase price included $0.2 million of undistributed earnings and $0.2 million in invested capital. The remaining purchase price of $3.5 million, less future tax benefits of $1.4 million, was recognized as an adjustment to additional paid-in capital. After this transaction, we own 100% of the partnership.

In addition, during 2011, we purchased the non-controlling interests of several other partners for $142,000, which included $48,000 of undistributed earnings and sold an additional interest to an existing partner for $58,000. The net purchase price of approximately $36,000, less future tax benefits of $23,000, was recognized as an adjustment to additional paid-in capital.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2012 are summarized as follows (in thousands):

Contractual Obligation	Total	2013	2014	2015	2016	2017	Thereafter
Credit Agreement and Notes Payable	$18,034	$459	$175	$17,400	$—	$—	$—
Interest Payable	$27	21	6	—	—	—	—
Employee Agreements	$23,317	17,387	4,315	1,195	381	39	—
Operating Leases	$47,620	16,254	11,900	9,105	5,526	2,915	1,920

	$88,998	$34,121	$16,396	$27,700	$5,907	$2,954	$1,920

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and noncontrolling interests that occurred in 2012 and 2011. For those acquisitions, we entered into several notes payables aggregating $0.9 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2012, the balance on these notes payable was $0.6 million.

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

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit the share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Effective October 24, 2012, the Credit Agreement was amended to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. In 2012, we did not purchase any shares under these programs. During 2011, we purchased 254,642 shares of our common stock for an aggregate cost of $4.7 million. During 2010, we purchased 86,522 shares for an aggregate purchase price of $1.4 million. There are approximately 390,000 shares remaining that could be purchased under these programs.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 13 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

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

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2012 was seller notes of $0.6 million and an outstanding balance on our revolving credit facility of $17.4 million. The outstanding balance under our revolving credit facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $174,000 of interest expense. See Note 7 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of net income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of U.S. Physical Therapy, Inc.

We have audited U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U.S. Physical Therapy, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on U.S. Physical Therapy, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, based on our audit, U.S. Physical Therapy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of net income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 12, 2013

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,671	$9,983
Patient accounts receivable, less allowance for doubtful accounts of $1,595 and $2,154, respectively	25,973	28,333
Accounts receivable—other, less allowance for doubtful accounts of $514 and $883, respectively	1,703	1,614
Other current assets	5,975	5,737

Total current assets	45,322	45,667
Fixed assets:
Furniture and equipment	36,316	35,103
Leasehold improvements	20,858	20,385

	57,174	55,488
Less accumulated depreciation and amortization	44,158	42,299

	13,016	13,189
Goodwill	100,188	92,750
Other intangible assets, net	12,146	9,603
Other assets	1,042	2,043

	$171,714	$163,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,732	$1,809
Accrued expenses	14,116	14,082
Current portion of notes payable	459	433

Total current liabilities	16,307	16,324
Notes payable	175	284
Revolving line of credit	17,400	23,500
Deferred rent	894	941
Other long-term liabilities	2,279	623

Total liabilities	37,055	41,672
Commitments and contingencies
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,129,651 and 13,919,588 shares issued, respectively	141	139
Additional paid-in capital	37,489	36,133
Retained earnings	111,321	102,405
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	117,323	107,049
Noncontrolling interests	17,336	14,531

Total equity	134,659	121,580

	$171,714	$163,252

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net patient revenues	$244,443	$226,579	$204,101
Other revenues	7,645	10,427	7,132

Net revenues	252,088	237,006	211,233
Clinic operating costs:
Salaries and related costs	132,824	125,117	110,872
Rent, clinic supplies, contract labor and other	51,620	47,396	40,944
Provision for doubtful accounts	4,848	3,785	3,241
Closure costs	211	59	163

Total clinic operating costs	189,503	176,357	155,220
Gross margin	62,585	60,649	56,013
Corporate office costs	24,782	24,718	22,823

Operating income	37,803	35,931	33,190
Interest and other income, net	6	5,445	586
Interest expense	(557)	(496)	(236)

Income from operations	37,252	40,880	33,540
Provision for income taxes	11,034	11,097	8,840

Net income including noncontrolling interests	26,218	29,783	24,700
Less: net income attributable to noncontrolling interests	(8,285)	(8,809)	(9,055)

Net income attributable to common shareholders	$17,933	$20,974	$15,645

Earnings per share attributable to common shareholders:
Basic	$1.52	$1.78	$1.34

Diluted	$1.51	$1.75	$1.32

Shares used in computation:
Basic	11,804	11,814	11,638

Diluted	11,904	11,977	11,870

Dividends declared per common share	$0.76	$0.32	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
	(In thousands)
Balance December 31, 2009	13,829	$138	$43,210	$75,632	(2,215)	$(31,628)	$87,352	$4,873	$92,225
Proceeds from exercise of stock options	68	1	419	—	—	—	420	—	420
Tax benefit from exercise of stock options	—	—	336	—	—	—	336	—	336
Issuance of restricted stock	93	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(10)	—	—	—	—	—	—	—	—
Compensation expense—restricted stock	—	—	1,245	—	—	—	1,245	—	1,245
Compensation expense—stock options	—	—	47	—	—	—	47	—	47
Purchase of business	—	—	—	—	—	—	—	8,133	8,133
Sale of business	—	—	—	—	—	—	—	(92)	(92)
Acquisition of noncontrolling interests	—	—	313	—	—	—	313	37	350
Purchase and retirement of treasury stock	(87)	—	—	(1,401)	—	—	(1,401)	—	(1,401)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,580)	(9,580)
Net income	—	—	—	15,645	—	—	15,645	9,055	24,700

Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383
Proceeds from exercise of stock options	139	—	—	—	—	—	—	—	—
Net tax benefit from exercise of stock options	—	—	217	—	—	—	217	—	217
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	—	—	—	—	—	—	—
Compensation expense—restricted stock	—	—	2,032	—	—	—	2,032	—	2,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	199	—	—	—	199	—	199
Purchase of business	—	—	—	—	—	—	—	8,096	8,096
Acquisition of noncontrolling interests	—	—	(11,885)	—	—	—	(11,885)	(1,198)	(13,083)
Settlement of purchase price	—	—	—	—	—	—	—	(3,835)	(3,835)
Purchase and retirement of treasury stock	(255)	—	—	(4,656)	—	—	(4,656)	—	(4,656)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,767)	(9,767)
Cash dividends to shareholders	—	—	—	(3,789)	—	—	(3,789)	—	(3,789)
Net income	—	—	—	20,974	—	—	20,974	8,809	29,783

Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580

Proceeds from exercise of stock options	130	2	20	—	—	—	22	—	22
Net tax benefit from exercise of stock options	—	—	1,209	—	—	—	1,209	—	1,209
Issuance of restricted stock	81	—	—	—	—	—	—	—	—
Compensation expense—restricted stock	—	—	2,102	—	—	—	2,102	—	2,102
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	135	—	—	—	135	—	135
Purchase of business	—	—	—	—	—	—	—	2,892	2,892
Acquisitions and sales of noncontrolling interests, net	—	—	(955)	—	—	—	(955)	(244)	(1,199)
Contribution of noncontrolling interest partners	—	—	—	—	—	—	—	49	49
Transfer of losses from noncontrolling interests	—	—	(1,155)	—	—	—	(1,155)	1,155	—
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,332)	(9,332)
Cash dividends to shareholders	—	—	—	(9,017)	—	—	(9,017)	—	(9,017)
Net income	—	—	—	17,933	—	—	17,933	8,285	26,218

Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income including noncontrolling interests	$26,218	$29,783	$24,700
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,287	5,449	5,667
Provision for doubtful accounts	4,848	3,785	3,241
Gain on purchase price settlement	—	(5,435)	—
Equity-based awards compensation expense	2,102	2,032	1,292
Loss (gain) on sale of business and fixed assets	175	182	(333)
Excess tax benefit from exercise of stock options	1,351	(217)	(336)
Deferred income tax	3,738	3,833	452
Other	—	437	(414)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,663)	(5,147)	(4,169)
Increase in accounts receivable—other	(561)	(990)	(297)
(Increase) decrease in other assets	(585)	(1,972)	206
(Decrease) increase in accounts payable and accrued expenses	(340)	1,190	(292)
(Decrease) increase in other liabilities	(1,321)	(275)	804

Net cash provided by operating activities	39,249	32,655	30,521

INVESTING ACTIVITIES
Purchase of fixed assets	(4,234)	(3,222)	(3,673)
Purchase of businesses, net of cash acquired	(7,929)	(9,451)	(18,197)
Acquisitions of noncontrolling interests	(2,244)	(20,439)	(682)
Sale of noncontrolling interests	239	—	—
Settlement of purchase price	—	1,500	—
Proceeds on sale of business and fixed assets, net	64	6	919

Net cash used in investing activities	(14,104)	(31,606)	(21,633)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(9,332)	(9,767)	(9,580)
Cash dividends to shareholders	(9,017)	(3,789)	—
Purchase and retire of common stock	—	(4,656)	(1,401)
Proceeds from revolving line of credit	79,900	118,900	46,300
Payments on revolving line of credit	(86,000)	(100,900)	(41,200)
Payment of notes payable	(434)	(250)	(1,013)
Tax benefit from stock options exercised	1,351	217	336
Other	75	—	420

Net cash used in financing activities	(23,457)	(245)	(6,138)

Net increase in cash and cash equivalents	1,688	804	2,750
Cash and cash equivalents—beginning of period	9,983	9,179	6,429

Cash and cash equivalents—end of period	$11,671	$9,983	$9,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,361	$9,037	$7,804
Interest	$639	$325	$179
Non-cash investing and financing transactions during the period:
Purchase of business—seller financing portion	$350	$200	$525
Acquisition of noncontrolling interest—seller financing portion	$—	$367	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2012 the Company owned and operated 431 clinics in 43 states including the physician services facility described below. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of outpatient physical therapy clinics, it also operates a physician services facility which provides services related to intra articular joint and lumbar osteoarthritis programs as well as electro-diagnostic analysis and manages physical therapy facilities for third parties, primarily physicians, with 15 such third-party facilities under management as of December 31, 2012.

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

During the last three years, the Company completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

In addition to the 7 clinics in the May 2012 Acquisition, in 2012, the Company acquired 7 clinic practices in 7 separate transactions. Two of the acquired clinic practices will operate in two separate partnerships and the remaining 5 will operate as satellites of existing partnerships. In 2010, the Company acquired two clinic practices in separate transactions. Both practices were consolidated into existing Company clinics.

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the noncontrolling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the statements of net income and balance sheets as noncontrolling interests.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in clinic operating costs—salaries and related costs. The respective liability is included in current liabilities—accrued expenses on the balance sheet.

Physician Services Revenues

Revenues from physician services are generated by franchisee arrangements with third parties, pursuant to which there are multiple deliverables—training and ongoing services—as well as through a physician services facility. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenue are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2012, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2012, 2011 and 2010 did not result in any goodwill amounts that were deemed impaired.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula has resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2013, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. For 2012, the Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for the first two months of the year and the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their then current level through December 31, 2012. The American Taxpayer Relief Act of 2012 essentially froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delayed the automatic, across-the-board “sequestration” cuts in federal spending imposed by the Budget Control Act of 2011. Unless further legislation is enacted, it is likely that there will be a 2% reduction to Medicare payments for services furnished on or after April 1, 2013.

The MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services would be required to include this data on the claim form. Beginning on July 1, 2013, therapists will be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. For claims submitted after July 1, 2013, CMS will reject claims if the required data is not included in the claim.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established.

Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2012, the annual Limit on outpatient therapy services was $1,880 for physical therapy and speech language pathology services combined and $1,880 for occupational therapy services. Pursuant to the final MPFS rule for 2013, effective January 1, 2013 the annual Limit on outpatient therapy services is $1,900 for physical therapy and speech language pathology services combined and $1,900 for occupational therapy services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings from October 1, 2012 through December 31, 2013. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Cap will no longer apply to such services starting as of January 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the Therapy Caps if the provision of therapy services was deemed to be medically necessary. Therapy Cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MCTRA extended the exceptions process for outpatient Therapy Caps through December 31, 2012. The American Taxpayer Relief Act of 2012 extended the exceptions process for outpatient Therapy Caps through December 31, 2013. Unless Congress extends the exceptions process, the Therapy Caps will apply to all outpatient therapy services beginning January 1, 2014, except those services furnished and billed by outpatient hospital departments.

Furthermore, under the MCTRA, starting on October 1, 2012, patients who meet or exceed $3,700 in therapy expenditures during a calendar year are subject to a manual medical review prior to payment. The $3,700 threshold is applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold is applied to the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold and continued the process by which providers may seek pre-approval for services to be performed beyond such dollar threshold. In February 2013, CMS advised providers that the pre-approval process for services beyond the $3,700 cap will no longer be in effect, so that all such services during the calendar year that are over the dollar threshold will be subject to a manual medical review.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries will negatively impact the Company’s financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services the Company provides to Medicare beneficiaries.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2012. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Physician Services Revenues

Revenues from physician services are generated by franchisee arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through a physician services facility. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenues are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2012.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2012 and 2011. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2012.

Stock Options

The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. There was no stock option compensation in the years ended December 31, 2012 and 2011. No stock options were granted during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there were no nonvested stock options.

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

3. Acquisitions and Divestiture

Acquisition of Businesses

During 2012, 2011 and 2010, the Company completed the following multi-clinic acquisitions of physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

	2010
February 2010 Acquisition	February 26	70%	5
December 21, 2010 Acquisition	December 21	70%	6
December 31, 2010 Acquisition	December 31	65%	14

In addition to the 7 clinics in the May 2012 Acquisition, in 2012, the Company acquired 7 clinic practices in 7 separate transactions. Two of the clinic practices operate in two new partnerships and the remaining 5 operate as satellites of existing partnerships. In 2010, the Company acquired two clinic practices in separate transactions. Both practices were consolidated into existing Company clinics.

The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. For the Company, 70% of the goodwill for the May 2012 Acquisition is tax deductible.

In addition to the above multi-clinic acquisitions, in 2012, the Company, through its subsidiaries, purchased 7 outpatient therapy practices in 7 transactions for aggregate cash consideration of $1,938,000 and, in one transaction, a $100,000 note payable. The purchase prices were allocated $43,000 to current assets, $213,000 to non-current assets, $25,000 to non competition agreements, $57,000 to referral relationships and $1,883,000 to goodwill.

The purchase prices for the acquisitions in 2012 have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired..	$7,929
Seller notes	350

Total consideration	$8,279

Estimated fair value of net tangible assets acquired:
Total current assets	$363
Total non-current assets	478
Total liabilities	(290)

Net tangible assets acquired	$551
Referral relationships	57
Non compete	25
Goodwill	10,538
Fair value of noncontrolling interest	(2,892)

$8,279

The purchase price plus the fair value of the noncontrolling interest for the 2012 acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2012 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

The purchase price was allocated as follows (in thousands):

Cash paid, net of cash acquired..	$7,930
Seller notes	200

Total consideration	$8,130

Estimated fair value of net tangible assets acquired:
Total current assets	$1,341
Total non-current assets	902
Total liabilities	(581)

Net tangible assets acquired	$1,662
Tradename	1,900
Referral relationships	1,100
Non compete	300
Goodwill	11,263
Fair value of noncontrolling interest	(8,095)

$8,130

For the July 2011 Acquisition, the purchase price was allocated to the fair value of the assets acquired including tradename, non compete agreements and referral relationships, and to the liabilities assumed based on estimates of the fair values at the acquisition date, with the amount exceeding the fair value being recorded as goodwill. The values assigned to the referral relationships and non compete agreements are being amortized to expense equally over the respective estimated life of 13 years and six years, respectively. The values assigned to goodwill and tradenames are tested annually for impairment. Approximately $5.8 million of the goodwill is tax deductible.

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

The purchase prices allocated for the 2010 multi-clinic acquisitions in aggregate were as follows (in thousands):

Cash paid, net of cash acquired..	$16,942
Seller notes	500

Total consideration	$17,442

Estimated fair value of net tangible assets acquired:
Total current assets	$1,765
Total non-current assets	1,308
Total liabilities	(851)

Net tangible assets acquired	2,222
Referral relationships	1,700
Non compete	480
Tradename	2,700
Goodwill	18,471
Fair value of noncontrolling interest	(8,131)

$17,442

In addition to the above multi-clinic acquisitions in 2010, on March 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000, which consisted of $75,000 of cash and a payable of $25,000. The purchase price was allocated $30,000 to non-current assets and $70,000 to goodwill. Effective July 1, 2010, a subsidiary of the Company purchased an outpatient therapy practice for $100,000, which consisted of $50,000 cash and a payable of $50,000. The purchase price was allocated $30,000 to non-current assets, $20,000 to non competition agreements and $50,000 to goodwill. Both practices were consolidated into existing Company clinics.

For the 2010 multi-clinic acquisitions, the purchase price was allocated to the fair value of the assets acquired including tradenames, non competition agreements and referral relationships, and to the liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. For the Company, its portion of the goodwill is tax deductible. For the 2010 acquisitions, the value assigned to (i) referral relationships is amortized to expense equally over the respective estimated original life which is 12 years for these acquisitions, (ii) non compete agreements are amortized over five to six years and (iii) goodwill and tradenames are tested at least annually for impairment.

For the 2012, 2011 and 2010 acquisitions, total current assets primarily represent patient accounts receivable of $3.5 million. Total non current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the 2012, 2011 and 2010 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

In November 2011, the Company and the seller of the February 2010 Acquisition reached an agreement regarding an adjustment to purchase price as disclosed above. The Company received $1.5 million cash, the forgiveness of the balance of $0.1 million on the notes payable as well as the 30% partnership interest originally held by the seller which had a book value of $3.8 million.

Acquisitions of Noncontrolling Interests

In 15 separate transactions during 2012, the Company purchased partnership interests in 15 partnerships. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $2.2 million, which included $0.2 million of undistributed earnings. The remaining purchase price of $2.0 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. During 2012, the Company sold interests in the range of 0.64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

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

4. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Year Ended December 31
	2012	2011
Beginning balance	$92,750	$79,424
Goodwill acquired during the year	10,538	15,887
Goodwill allocated to specific assets for businesses acquired in 2011	(3,300)	—
Goodwill allocated to specific assets for businesses acquired in 2010	—	(2,990)
Goodwill adjustments for purchase price allocation of businesses acquired	200	443
Goodwill written off—closed clinic	—	(14)

Ending balance	$100,188	$92,750

In addition to the goodwill resulting from the 2011 acquisitions, for 2011, the goodwill acquired includes $1.5 million related to additional consideration based on the achievement of operating results for the third year of operations of an acquisition which occurred in 2008. Due to the timing of the acquisition, current accounting regulations required the amounts paid be capitalized as goodwill. These amounts are tax deductible.

5. Intangible Assets, net

Intangible assets, net as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Tradename	$7,973	$6,073
Referral relationships, net of accumulated amortization of $1,217 and $784, respectively	3,501	2,777
Non compete agreements, net of accumulated amortization of $1,848 and $1,443, respectively	672	753

	$12,146	$9,603

Tradenames, referral relationships and non compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Referral relationships	$433	$305	$213
Non compete agreements	405	390	344

	$838	$695	$557

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount
2013	398	2013	281
2014	395	2014	140
2015	374	2015	140
2016	374	2016	78
2017	374	2017	33
2018	338
2019	301
2020	294
2021	269
2022	221
2023	113
2024	50

6. Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011
Salaries and related costs	$8,941	$9,275
Group health insurance claims	991	1,168
Credit balances due to patients and payors	813	793
Other	3,371	2,846

Total	$14,116	$14,082

7. Notes Payable

Notes payable as of December 31, 2012 and 2011 consisted of the following ($ in thousands):

	2012	2011
Revolving credit agreement average effective interest rate of 2.7% inclusive of unused fee	$17,400	$23,500
Promissory note payable in annual installments of $100 plus accrued interest through December 31, 2012, interest accrues at 3.25% per annum	—	100
Promissory note payable in annual installments of $50 plus accrued interest through December 21, 2012, interest accrues at 4.00% per annum	—	50
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	184	367
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	100	200
Promissory note payable in annual installments of $50 plus accrued interest through January 3, 2014, interest accrues at 3.25% per annum	100	—
Promissory notes payable in aggregate annual installments of $125 plus accrued interest through May 22, 2014, interest accrues at 3.25% per annum	250	—

	18,034	24,217
Less current portion	(459)	(433)

	$17,575	$23,784

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 (“Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. On July 14, 2011, the Credit Agreement was amended to increase the commitment from $50.0 million to $75.0 million. Effective October 24, 2012, the Credit Agreement was amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. On December 3, 2012, the Credit Agreement was amended to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2012, $17.4 million was outstanding on the revolving credit facility resulting in $57.6 million of availability. As of December 30, 2012, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non controlling interests. In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two equal annual installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

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

In conjunction with the 2010 multi-clinic acquisitions, the Company entered into various notes payable aggregating $500,000. The notes were payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at rates ranging from 3.25% to 4.0% per annum. The remaining balance of $100,000 on the notes payable related to the February 2011 Acquisition was forgiven in conjunction with the agreement on the adjustment of the purchase price as disclosed above.

Aggregate annual payments of principal required pursuant to the revolving credit facility and the above notes payable subsequent to December 31, 2012 are as follows (in thousands):

During the twelve months ended December 31, 2013	$459
During the twelve months ended December 31, 2014	175
During the twelve months ended December 31, 2015	17,400

$18,034

8. Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Compensation	$1,059	$1,253
Allowance for doubtful accounts	607	950
Lease obligations—closed clinics	39	139
Depreciation and amortization	—	58
Other	22	26

Deferred tax assets	$1,727	$2,426
Deferred tax liabilities:
Depreciation and amortization	$(2,166)	$—
Other	(575)	(478)

Deferred tax liabilities	(2,741)	$(478)

Net deferred tax assets (liabilities)	$(1,014)	$1,948

Amount included in:
Other current assets	$590	$896
Other assets	$—	$1,052
Long term liabilities	$(1,604)	$—

During 2012 and 2011, the Company recorded deferred tax assets of $0.8 million and $7.7 million, respectively, related to acquisitions of non controlling interests. At December 31, 2012 and 2011, the Company had a tax receivable of $4.2 million and $3.6 million, respectively, included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012		2011		2010
U. S. tax at statutory rate	$10,138	35.0%	$11,225	35.0%	$8,570	35.0%
State income taxes, net of federal benefit	1,199	4.2%	1,116	3.5%	185	0.7%
Deductible losses	(404)	-1.4%	—	0.0%	—	0.0%
Nontaxable gain	—	0.0%	(1,342)	-4.2%	—	0.0%
Nondeductible expenses	101	0.3%	98	0.3%	85	0.4%

	$11,034	38.1%	$11,097	34.6%	$8,840	36.1%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Current:
Federal	$6,100	$5,732	$7,730
State	1,196	1,532	658

Total current	7,296	7,264	8,388

Deferred:
Federal	3,183	3,603	392
State	555	230	60

Total deferred	3,738	3,833	452

Total income tax provision for continuing operations	$11,034	$11,097	$8,840

During the fourth quarter of 2010, the Company completed a process to perform a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. Historically, calculations of these tax-related accounts were performed through summary estimates and analysis. As a result of this detailed analysis, the Company recorded a reduction in its current state income tax provision of $814,000. The Company considers this reconciliation process to be an annual control and performed a similar reconciliation process during the fourth quarter of 2011 and 2012. For 2011, the adjustment of $162,000 was included in the 2012 state tax provision.

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

The Company’s U.S. federal returns remain open to examination for 2009 through 2011 and U.S. state jurisdictions are open for periods ranging from 2008 through 2011.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2012, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2012 and 2011.

9. Equity Based Plans

The Company has the following equity based plans:

The 1992 Stock Option Plan, as amended (the “1992 Plan”), permitted the Company to grant to key employees and outside directors of the Company incentive and non-qualified options to purchase up to 3,495,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The 1992 Plan expired in 2002 and no new option grants can be awarded subsequent to this date. At December 31, 2011 and 2012, there were no stock options outstanding under the 1992 Plan.

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

The Amended and Restated 1999 Employee Stock Option Plan (the “Amended 1999 Plan”) permits the Company to grant to non-employee directors and employees of the Company up to 600,000 non-qualified options to purchase shares of common stock and restricted stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The exercise prices of options granted under the Amended 1999 Plan are determined by the Compensation Committee. The period within which each option will be exercisable is determined by the Compensation Committee. The Amended 1999 Plan was approved by the shareholders of the Company at the 2008 Shareholders Meeting on May 20, 2008.

During 2003, the Board of Directors of the Company (the “Board”) granted inducement options covering 145,000 options, respectively, to five individuals in connection with their offers of employment. As of December 31, 2011, 124,000 of the 145,000 options are outstanding. Inducement options may be exercised for a 10 year term from the date of the grant. As of December 31, 2012, there were no stock options outstanding under these inducement options.

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

A cumulative summary of equity plans as of December 31, 2012 follows:

Equity Plans	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
1992 Plan	3,495,000	—	—	2,796,012	—	—
Amended 1999 Plan	600,000	360,900	15,840	123,951	15,840	99,309
Amended 2003 Plan	1,250,000	253,400	60,000	718,300	60,000	218,300
Inducements	164,000	—	—	164,000	—	—

	5,509,000	614,300	75,840	3,802,263	75,840	317,609

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2012, 2011 and 2010 and the changes during the years then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2009	874,192	14.24	4.6 Years
Granted	—	—
Exercised	(142,002)	13.66
Cancelled	(160)	18.42
Forfeited	(8,140)	18.54

Outstanding at December 31, 2010	723,890	14.30	3.6 Years
Granted	—	—
Exercised	(375,080)	13.92
Cancelled	—	—
Forfeited	—	—

Outstanding at December 31, 2011	348,810	14.71	2.6 Years

Granted	—
Exercised	(272,750)	14.12
Cancelled	(220)	17.89
Forfeited	—	—

Outstanding at December 31, 2012	75,840	—	2.2 Years

Exercisable at December 31, 2012	75,840	—	2.2 Years	$811

All shares pursuant to stock options were fully vested at December 31, 2012 and 2011.

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 is as follows:

	Number of Shares	Aggregate Intrinsic Value (000’)
2010	142,002	$863
2011	375,080	$3,160
2012	272,750	$3,459

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2012, 2011 and 2010, respectively:

	Outstanding Options as of December 31, 2012	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	15,840	$12.60 – $18.42	2.2 Years	15,840	$12.60 – $18.42
2003 Plan	60,000	$12.51 – $18.80	2.2 Years	60,000	$12.51 – $18.80

	75,840	$12.51 – $18.80	2.2 Years	75,840	$12.51 – $18.80

	Outstanding Options as of December 31, 2011	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	17,310	$12.60 – $18.42	3.2 Years	17,310	$12.60 – $18.42
2003 Plan	251,500	$12.51 – $18.80	2.9 Years	251,500	$12.51 – $18.80
Inducements	80,000	$12.75 – $14.32	1.7 Years	80,000	$12.75 – $14.32

	348,810	$12.51 – $18.80	2.6 Years	348,810	$12.51 – $18.80

	Outstanding Options as of December 31, 2010	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1992 Plan	15,000	$16.34	.6 Years	15,000	$16.34
1999 Plan	43,390	$12.60 – $18.42	3.9 Years	43,390	$12.60 – $18.42
2003 Plan	541,500	$12.51 – $18.80	3.8 Years	541,500	$12.51 – $18.80
Inducements	124,000	$12.75 – $14.32	2.8 Years	124,000	$12.75 – $14.32

	723,890	$12.51 – $18.80	3.6 Years	723,890	$12.51 – $18.80

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2012:

Range of Exercise Prices	Outstanding Options	Exercisable Options
$12.00 – $12.99	11,790	11,790
$14.00 – $14.99	2,500	2,500
$15.00 – $15.99	12,550	12,550
$18.00 – $18.80	49,000	49,000

	75,840	75,840

During 2012, 2011 and 2010, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2010	84,400	$16.53
2011	156,750	$19.94
2012	80,650	$21.65

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

As of December 31, 2012, there were 187,170 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2013 through 2016.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $2,102,000, $2,032,000 and $1,245,000, respectively, for 2012, 2011 and 2010. As of December 31, 2012, the remaining $2.8 million of compensation expense will be recognized from 2013 through 2016.

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

11. Common Stock

In September 2001 through December 31, 2008, the Board of Directors (“Board”) authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of its common stock. However, the terms of the Company’s revolving credit facility had prohibited such purchases since August 2007. As of December 31, 2008, there were approximately 50,000 shares remaining that could be purchased under those programs. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its revolving credit facility to permit the share repurchases. The Company is required to retire shares purchased under the March 2009 Authorization. Since there is no expiration date for these share repurchase programs, additional shares may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares in 2012. During 2011, the Company purchased 254,642 shares of its common stock for an aggregate cost of $4.7 million. During 2010, the Company purchased 86,522 shares for an aggregate purchase price of $1.4 million. There were approximately 390,000 shares remaining that could be purchased under these programs.

12. Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2012, 2011 and 2010.

13. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $20.8 million, $19.4 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2012 are as follows (in thousands):

2013	$16,254
2014	11,900
2015	9,105
2016	5,526
2017	2,915
Thereafter	1,920

$47,620

Employment Agreements

At December 31, 2012, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2014, provide for automatic one year renewals if not terminated on at least 12 months notice. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $17.4 million in 2013 and $5.9 million in the aggregate from 2014 through 2017. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

14. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands, except per share data):

	2012	2011	2010
Numerator:
Net income attributable to common shareholders	$17,933	$20,974	$15,645

Denominator:
Denominator for basic earnings per share—weighted-average shares	11,804	11,814	11,638
Effect of dilutive securities—Stock options	100	163	232

Denominator for diluted earnings per share— adjusted weighted-average shares and assumed conversions	11,904	11,977	11,870

Earnings per common share:
Basic—net income attributable to common shareholders	$1.52	$1.78	$1.34
Diluted—net income attributable to common shareholders	$1.51	$1.75	$1.32

All options to purchase shares for the year ended December 31, 2012 and 2011 were included in the diluted earnings per share calculation as the average market price for 2012 and 2011 exceeded the options’ exercise price. Options to purchase 92,900 shares for the year ended December 31, 2010 were excluded from the diluted earnings per share calculation for the respective periods because the options’ exercise prices exceeded the average market price of the common shares during the periods.

15. Selected Quarterly Financial Data (Unaudited)

	2012
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues	$60,499	$62,052	$60,782	$61,110
Net revenues	$62,582	$63,959	$62,853	$62,694
Income from operations	$9,871	$10,598	$9,392	$7,942
Net income including noncontrolling interests	$6,812	$7,314	$6,298	$5,794
Net income attributable to common shareholders	$4,478	$4,849	$4,563	$4,043
Earnings per common share:
Basic—net income attributable to common shareholders	$0.38	$0.41	$0.39	$0.34
Diluted—net income attributable to common shareholders	$0.38	$0.41	$0.38	$0.34
Shares used in computation:
Basic	11,726	11,781	11,827	11,911
Diluted	11,838	11,903	11,928	12,013

	2011
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues	$53,872	$56,678	$57,332	$58,697
Net revenues	$56,741	$59,912	$59,675	$60,678
Income from operations	$8,611	$10,775	$8,507	$12,987
Net income including noncontrolling interests	$6,185	$7,603	$5,853	$10,142
Net income attributable to common shareholders	$3,746	$4,900	$4,099	$8,229
Earnings per common share:
Basic—net income attributable to common shareholders	$0.32	$0.42	$0.35	$0.70
Diluted—net income attributable to common shareholders	$0.31	$0.41	$0.34	$0.69
Shares used in computation:
Basic	11,718	11,807	11,886	11,786
Diluted	11,945	11,999	12,011	11,892

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 38.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules. See page 73 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003—Reg. No. 333-103057- and incorporated herein by reference].

10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

Number	Description

10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.17+	Form of Restricted Stock Agreement*.

10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.21	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.22+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.23+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.24+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.25+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.26	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

Number	Description

10.27	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.28	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.29	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.30	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.31+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.32+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.33+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.34+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.35	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent.*

10.36	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012).

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading. *

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee. *

10.39	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell. *

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) referred to in our report dated March 12, 2013, which is included in the annual report to security holders and included in Part II of this form. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

March 12, 2013

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$3,037	$4,848	—	$5,776	(2)	$2,109
YEAR ENDED DECEMBER 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,273	$3,785	—	$3,021	(2)	$3,037
YEAR ENDED DECEMBER 31, 2010:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,872	$3,241	—	$2,840	(2)	$2,273

(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/S/ CHRISTOPHER J. READING Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By:	/S/ LAWRANCE W. MCAFEE Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By:	/S/ JERALD PULLINS Jerald Pullins	Chairman of the Board

By:	/S/ DANIEL C. ARNOLD Daniel C. Arnold	Vice Chairman of the Board

By:	/S/ MARK J. BROOKNER Mark J. Brookner	Director

By:	/S/ HARRY S. CHAPMAN Harry S. Chapman	Director

By:	/S/ BERNARD A. HARRIS, JR. Bernard A. Harris, Jr.	Director

By:	/S/ MARLIN W. JOHNSTON Marlin W. Johnston	Director

By:	/S/ REGG SWANSON Regg Swanson	Director

By:	/S/ CLAYTON TRIER Clayton Trier	Director

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number— 1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	Non-Statutory Stock Option Agreement dated February 26, 2002 between the Company and Mary Dimick [filed as an exhibit to the Company’s Registration Statement on Form S-8 dated February 10, 2003—Reg. No. 333-103057- and incorporated herein by reference].

10.6+	Non-Statutory Stock Option Agreement dated May 20, 2003 between the Company and Jerald Pullins [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.7+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Christopher Reading [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.8+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Lawrance McAfee [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.9+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Janna King [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.10+	Non-Statutory Stock Option Agreement dated November 18, 2003 between the Company and Glenn McDowell [filed as an exhibit to the Company’s Registration Statement on Form S-8 filed March 15, 2004—Reg. No. 333-113592—and incorporated herein by reference].

10.11+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

Number	Description

10.12+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.13+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.16+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.17+	Form of Restricted Stock Agreement. *

10.18+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.19+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.20+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.21	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.22+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.23+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.24+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.25+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.26	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

Number	Description

10.27	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.28	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.29	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.30	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.31+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.32+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.33+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.34+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.35	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent.*

10.36	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012).

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading. *

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee. *

10.39	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell. *

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.