Form 10-Q
period 2013-03-13
U S PHYSICAL THERAPY INC /NV
filed 2013-05-09
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes  ☒    No

As of May 9, 2013, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,068,888.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,284	$11,671
Patient accounts receivable, less allowance for doubtful accounts of $1,521 and $1,595, respectively	28,969	25,973
Accounts receivable - other, less allowance for doubtful accounts of $412 and $514, respectively	1,607	1,703
Other current assets	3,862	5,975

Total current assets	44,722	45,322
Fixed assets:
Furniture and equipment	36,960	36,316
Leasehold improvements	21,353	20,858

	58,313	57,174
Less accumulated depreciation and amortization	44,922	44,158

	13,391	13,016
Goodwill	103,581	100,188
Other intangible assets, net	14,230	12,146
Other assets	953	1,042

	$176,877	$171,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,585	$1,732
Accrued expenses	11,661	14,116
Current portion of notes payable	659	459

Total current liabilities	13,905	16,307
Notes payable	325	175
Revolving line of credit	20,400	17,400
Deferred rent	950	894
Other long-term liabilities	1,617	2,279

Total liabilities	37,197	37,055
Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,283,625 and 14,129,651 shares issued, respectively	142	141
Additional paid-in capital	37,871	37,489
Retained earnings	113,835	111,321
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	120,220	117,323
Noncontrolling interests	19,460	17,336

Total equity	139,680	134,659

	$176,877	$171,714

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net patient revenues	$61,505	$60,499
Other revenues	1,593	2,083

Net revenues	63,098	62,582

Clinic operating costs:
Salaries and related costs	34,415	32,799
Rent, clinic supplies, contract labor and other	12,918	12,484
Provision for doubtful accounts	1,089	1,117
Closure costs	18	49

Total clinic operating costs	48,440	46,449

Gross margin	14,658	16,133

Corporate office costs	6,507	6,262

Operating income	8,151	9,871

Interest and other income, net	2	2
Interest expense	(135)	(162)

Income from operations	8,018	9,711
Provision for income taxes	2,409	2,899

Net income including noncontrolling interests	5,609	6,812
Less: net income attributable to noncontrolling interests	(1,888)	(2,334)

Net income attributable to common shareholders	$3,721	$4,478

Earnings per share attributable to common shareholders:
Basic	$0.31	$0.38

Diluted	$0.31	$0.38

Shares used in computation:
Basic	11,955	11,726

Diluted	11,979	11,838

Dividends declared per common share	$0.10	$0.09

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income including noncontrolling interests	$5,609	$6,812
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,352	1,334
Provision for doubtful accounts	1,089	1,117
Equity-based awards compensation expense	639	547
Loss on sale of business and fixed assets	14	58
Deferred income tax	(219)	1,610
Other	33	—
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,429)	(2,179)
Decrease (increase) in accounts receivable - other	74	(426)
Decrease in other assets	2,095	38
Decrease in accounts payable and accrued expenses	(2,460)	(3,728)
Increase (decrease) in other liabilities	56	(12)

Net cash provided by operating activities	4,853	5,171

INVESTING ACTIVITIES
Purchase of fixed assets	(1,270)	(896)
Purchase of businesses, net of cash acquired	(4,215)	(1,090)
Acquisitions of noncontrolling interests	(956)	(565)
Proceeds on sale of business and fixed assets, net	14	6

Net cash used in investing activities	(6,427)	(2,545)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(1,594)	(1,919)
Cash dividends to shareholders	(1,207)	(1,058)
Proceeds from revolving line of credit	30,600	8,400
Payments on revolving line of credit	(27,600)	(7,700)
Payment of notes payable	(50)	—
Tax benefit from stock options exercised	33	58
Other	5	50

Net cash provided by (used in) financing activities	187	(2,169)

Net (decrease) increase in cash and cash equivalents	(1,387)	457
Cash and cash equivalents - beginning of period	11,671	9,983

Cash and cash equivalents - end of period	$10,284	$10,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$177	$576
Interest	$119	$283
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$400	$100

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Noncontrolling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659
Proceeds from exercise of stock options	2	1	4	—	—	—	5	—	5
Net tax benefit from exercise of stock options	—	—	33	—	—	—	33	—	33
Issuance of restricted stock	152	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	639	—	—	—	639	—	639
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	248	—	—	—	248	—	248
Purchase of business	—	—	—	—	—	—	—	1,857	1,857
Acquisitions and sales of noncontrolling interests, net	—	—	(542)	—	—	—	(542)	(27)	(569)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(1,594)	(1,594)
Cash dividends to shareholders	—	—	—	(1,207)	—	—	(1,207)	—	(1,207)
Net income	—	—	—	3,721	—	—	3,721	1,888	5,609

Balance March 31, 2013	14,284	$142	$37,871	$113,835	(2,215)	$(31,628)	$120,220	$19,460	$139,680

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

During the three months ended March 31, 2013, the Company acquired the following clinic group:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2013 Acquisition	Feb 28	72%	9

In addition to the February 2013 Acquisition, the Company, through one of its subsidiaries, acquired a physical therapy clinic on February 1, 2013 (the “Tuck-In Acquisition”).

As of March 31, 2013, the Company operated 441 clinics in 43 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The Company intends to continue to focus on developing new clinics and on opening satellite clinics where deemed appropriate. The Company will also continue to evaluate acquisition opportunities.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2012.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Form 10-K for the year ended December 31, 2012.

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

Goodwill

Goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall, as applicable, is recognized as an adjustment to additional paid-in capital.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2012, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation in the third quarter of 2012 did not yield any impairment charge.

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

When the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall, as applicable, is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delayed the automatic, across-the-board “sequestration” cuts in federal spending imposed by the Budget Control Act of 2011. Effective April 1, 2013, Medicare reimbursement for services furnished on or after April 1, 2013 has been reduced by 2%.The MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services would be required to include this data on the claim form. Beginning on July 1, 2013, therapists will be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. For claims submitted after July 1, 2013, CMS will reject claims if the required data is not included in the claim.

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

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries will negatively impact the Company’s financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services the Company provides to Medicare beneficiaries.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Physician Services Revenues

Revenues from physician services are generated by franchise arrangements with third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through the two physician services facilities. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenues are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2013.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2013.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2013.

Restricted Stock

Restricted stock issued to employees and directors is subject to certain conditions, including continued employment or continued service on our B of Directors (the “Board”), respectively. The transfer restrictions for shares granted to directors lapse in four equal quarterly installments and those to employees lapse in equal installments on the following four or five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the service period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income attributable to common shareholders	$3,721	$4,478

Denominator:
Denominator for basic earnings per share - weighted-average shares	11,955	11,726
Effect of dilutive securities - Stock options	24	112

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	11,979	11,838

Earnings per common share:
Basic - net income attributable to common shareholders	$0.31	$0.38
Diluted - net income attributable to common shareholders	$0.31	$0.38

All options to purchase shares were included in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITIONS OF BUSINESSES

The purchase price for 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2015 and 2016. On February 1, 2013, through a subsidiary, the Company acquired a 100% interest in a clinic for $5,000. The purchase prices have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$4,215
Seller notes	400

Total consideration	$4,615

Estimated fair value of net tangible assets acquired:
Total current assets	634
Total non-current assets	230
Total liabilities	(125)

Net tangible assets acquired	739
Referral relationships	—
Non compete	—
Goodwill	5,733
Fair value of noncontrolling interest	(1,857)

$4,615

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the three months ended March 31, 2013, the purchase price plus the fair value of the noncontrolling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2013 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

On May 22, 2012, the Company purchased a 70% interest in a 7 clinic group (“May 2012 Acquisition”). The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. For the Company, 70% of the goodwill for the May 2012 Acquisition is tax deductible. During the quarter ended March 31, 2013, the Company determined that the amounts attributable to intangible assets other than goodwill are as follows: tradenames - $1,300,000; referral relationships - $800,000; and non competition agreement - $240,000. The value assigned to referral relationships and the non competion covenants will be amortized over the related expected lives which are estimated to be 12 and six years, respectively.

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

The purchase prices for the acquisitions in 2012 have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,929
Seller notes	350

Total consideration	$8,279

Estimated fair value of net tangible assets acquired:
Total current assets	$363
Total non-current assets	478
Total liabilities	(290)

Net tangible assets acquired	$551
Tradenames	1,300
Referral relationships	857
Non compete	265
Goodwill	8,198
Fair value of noncontrolling interest	(2,892)

$8,279

The purchase price plus the fair value of the noncontrolling interest for the 2012 acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2013 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

Unaudited proforma consolidated financial information for acquisitions occurring in 2013 and 2012 have not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

In four separate transactions during the three months ended March 31, 2013, the Company purchased partnership interests in three partnerships. The interests in the partnerships purchased ranged from .10% to 35%. The aggregate of the purchase prices paid was $956,000, which included $64,000 of undistributed earnings. The remaining purchase price of $892,000, less future tax benefits of $350,000, was recognized as an adjustment to additional paid-in capital. For one of the transactions, the non-controlling interest had a $37,000 cumulative loss. This loss less the tax benefit of $14,000 was charged to additional paid-in capital. During the three months ended March 31, 2013, the Company sold a 1% interest in a partnership for a price of $23,000. This amount was credited to additional paid-in capital.

Included in the above purchases of partnership interests, the Company purchased the remaining 1.3% of the non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”) held by Mr. Regg Swanson, the Managing Director and a founder of STAR and a member of the Board (“Swanson”). The purchase price paid for the 1.3% interest was $801,640, which included $55,000 of undistributed earnings. The purchase price was determined based on the contractual terms in the Reorganization of Securities Purchase Agreement dated as of September 6, 2007 among the Company, STAR, the limited partners of STAR and Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After this transaction, Swanson does not hold any interest in STAR.

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months
Ended
March 31,
2013
Beginning balance	$100,188
Goodwill acquired during the period	5,733
Goodwill adjustments for purchase price allocation of businesses acquired	(2,340)
Goodwill written off - closed clinic	—

Ending balance	$103,581

6. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Tradenames	$9,273	$7,973
Referral relationships, net of accumulated amortization of $1,367 and $1,217, respectively	4,151	3,501
Non compete agreements, net of accumulated amortization of $1,954 and $1,848, respectively	806	672

	$14,230	$12,146

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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Referral relationships	$150	$78
Non compete agreements	106	91

	$256	$169

Based on the balance of referral relationships and non compete agreements as of March 31, 2013, the expected amount to be amortized in 2013 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount
2013	498	2013	341
2014	462	2014	180
2015	441	2015	180
2016	441	2016	118
2017	441	2017	73
2018	405	2018	20
2019	368
2020	361
2021	336
2022	288
2023	180
2024	80

7. NOTES PAYABLE AND REVOLVING CREDIT AGREEMENT

Notes payable as of March 31, 2013 and December 31, 2012 consisted of the following ($ in thousands):

	2013	2012
Revolving credit agreement average effective interest rate of 3.0% inclusive of unused fee	$20,400	$17,400
Promissory note payable in annual installments of $184 plus accrued interest through June 30, 2013, interest accrues at 3.25% per annum	184	184
Promissory note payable in annual installments of $100 plus accrued interest through July 25, 2013, interest accrues at 3.25% per annum	100	100
Promissory note payable in annual installments of $50 plus accrued interest through January 3, 2014, interest accrues at 3.25% per annum	50	100
Promissory notes payable in aggregate annual installments of $125 plus accrued interest through May 22, 2014, interest accrues at 3.25% per annum	250	250
Promissory notes payable in aggregate annual installments of $200 plus accrued interest through February 28, 2015, interest accrues at 3.25% per annum	400	—

	21,384	18,034
Less current portion	(659)	(459)

	$20,725	$17,575

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, the Credit Agreement was amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. On December 3, 2012, the Credit Agreement was amended to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2013, $20.4 million was outstanding on the revolving credit facility resulting in $54.6 million of availability. As of March 31, 2013, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the February 2013 Acquisition, the Company entered into a seller note, which is payable in two aggregate principal installments of $200,000 each, plus accrued interest, in February 2014 and 2015. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to March 31, 2013 are as follows (in thousands):

During the twelve months ended March 31, 2014	$659
During the twelve months ended March 31, 2015	325
During the twelve months ended March 31, 2016	20,400

$21,384

8. COMMON STOCK

From September 2001 through December 31, 2008, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended the Credit Agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. Since there is no expiration date for the share repurchase program, and since, effective October 24, 2012, the Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants, there are currently an additional estimated 390,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical and/or occupational therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of March 31, 2013, we operated 441 clinics in 43 states, including one physician services facility.

We also manage physical therapy facilities for third parties, primarily physicians, with 17 third-party facilities under management as of March 31, 2013.

Revenues from physician services are generated by franchise arrangements with third parties and through one physician services facility. The franchise arrangements containmultiple deliverables — training and ongoing services. Each component can be purchased separately.

During the three months ended March 31, 2013, we acquired the following clinic group:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2013 Acquisition	Feb 28	72%	9

In addition to the February 2013 Acquisition, we acquired, through one of our subsidiaries, a physical therapy clinic on February 1, 2013 (“Tuck-In Acquisition).

The results of operations of the acquired clinics have been included in our consolidated financials since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months
	Ended March 31,
	2013	2012
Number of clinics, at the end of period	441	414
Working days	63	64
Average visits per day per clinic	21.1	21.8
Total patient visits	577,875	578,670

Net patient revenue per visit	$106.43	$104.55

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

•

Net revenues increased to $63.1 million for the three months ended March 31, 2013 (“2013 First Quarter”) from $62.6 million for the three months ended March 31, 2012 (“2012 First Quarter”) primarily due to an increase in the average net patient revenue per visit for the 2013 First Quarter to $106.43 from $104.55 in the 2012 First Quarter. During the 2013 First Quarter the volume of patient visits was significantly impacted by severe weather and the flu, particularly in January and February of 2013 in the eastern and midwestern region of the United States. Patient visits for the 2013 First Quarter were 578,000 compared to 579,000 in the 2012 First Quarter. The increase in net revenues from our core physical therapy operations was partially offset by a decrease in other revenues of $500,000 due to a reduction in revenue from physician services. There were 63 operating days in the 2013 First Quarter and 64 operating days in the 2012 First Quarter.

•

Net income attributable to our common shareholders for the 2013 First Quarter was $3.7 million versus $4.5 million for the 2012 First Quarter. Net income was $0.31 per diluted share for the 2013 First Quarter and $0.38 per diluted share for the 2012 First Quarter. Total diluted shares were 12.0 million for the 2013 First Quarter and 11.8 million for the 2012 First Quarter.

Net Patient Revenues

•

Net patient revenues increased to $61.5 million for the 2013 First Quarter from $60.5 million for the 2012 First Quarter, an increase of $1.0 million, or 1.7%, due to an increase in the net patient revenue per visit of $1.88.

•

Net patient revenues related to clinics opened and acquired between April 1, 2012 and March 31, 2013 (“New Clinics”) amounted to $3.0 million for the 2013 First Quarter and net patient revenues for clinics opened or acquired prior to April 1, 2012 (“Mature Clinics”) decreased by $2.0 million for the 2013 First Quarter as compared to the 2012 First Quarter. As previously mentioned, during the 2013 First Quarter the volume of patient visits was significantly impacted by severe weather and the flu, particularly in January and February of 2013 in the eastern and midwestern region of the United States. Patient visits for Mature Clinics in the 2013 First Quarter were 27,000 less than in the 2012 First Quarter.

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

Other Revenues

Other revenues decreased by $0.5 million from $2.1 million to $1.6 million due to lower revenues from physician services.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 76.8% for the 2013 First Quarter and 74.2% for the 2012 First Quarter.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $34.4 million for the 2013 First Quarter from $32.8 million for the 2012 First Quarter, an increase of $1.6 million, or 4.9%. Salaries and related costs for New Clinics amounted to $2.0 million for the 2013 First Quarter. Salaries and related costs for Mature Clinics decreased by $0.4 million for the 2013 First Quarter as compared to the 2012 First Quarter. Salaries and related costs as a percentage of net revenues were 54.5% for the 2013 First Quarter and 52.4% for the 2012 First Quarter.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $12.9 million for the 2013 First Quarter and $12.5 million for the 2012 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.7 million for the 2013 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.3 million in the 2013 First Quarter compared to the 2012 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.5% for the 2013 First Quarter and 19.9% for the 2012 First Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2013 First Quarter and for the 2012 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.7% for the 2013 First Quarter and 1.8% for the 2012 First Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.0% at March 31, 2013, as compared to 5.8% at December 31, 2012. Our days sales outstanding was 42 days at March 31, 2013 and at December 31, 2012.

Gross Margin

The following table details the gross margin derived from our core physical therapy business and physician services business for the 2013 First Quarter and 2012 First Quarter (in thousands):

	Three Months Ended March 31,
	2013	2012
Gross margin - physical therapy services	$14,851	$15,966
Gross margin - physician services	(193)	167

Gross margin	$14,658	$16,133

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.5 million for the 2013 First Quarter and $6.3 million for the 2012 First Quarter. As a percentage of net revenues, corporate office costs were 10.3% for the 2013 First Quarter and 10.0% for the 2012 First Quarter.

Interest Expense

Interest expense decreased to $135,000 in the 2013 First Quarter compared to $162,000 in the 2012 First Quarter due to a lower average outstanding balance under our revolving credit facility during the 2013 period compared to the 2012 period. At March 31, 2013, $20.4 million was outstanding under our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $2.4 million for the 2013 First Quarter and $2.9 million for the 2012 First Quarter. During the 2013 and 2012 First Quarters, the Company accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $1.9 million for the 2013 First Quarter and $2.3 million for the 2012 First Quarter. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 12.9% for the 2013 First Quarter and 14.5% for the 2012 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2013, we had $10.3 million in cash compared to cash of $11.7 million at December 31, 2012. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our $75.0 million revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2014. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our existing revolving credit agreement (defined below).

During the 2013 First Quarter, $4.8 million was provided by operations and $3.0 million was derived from net proceeds from our revolving line of credit. The major uses of cash included: purchase of businesses ($4.2 million), distributions to non-controlling interest partners ($1.5 million), purchases of fixed assets ($1.3 million), payments of cash dividends to our shareholders ($1.2 million) and payments for acquisitions of non-controlling interests ($1.0 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. On December 3, 2012, we amended the Credit to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On March 31, 2013, $20.4 million was outstanding on the revolving credit facility resulting in $54.6 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing a portion of the purchase price of our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2013, 2012 and 2011. At March 31, 2013, the balance on these notes payable was $984,000.

In conjunction with acquisitions that occurred in 2010 through 2013, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with convenants.

There is no expiration date for the share repurchase program. As of March 31, 2013, there are currently an additional estimated 390,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2013.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•

The uncertain economic conditions and the historically high unemployment rate in the United States may have material adverse impacts on our business and financial condition that we currently cannot predict.

•	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

•	Changes as a result of healthcare reform legislation, and implementation thereof, may affect our business.

•	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

•	We also depend upon our ability to recruit and retain experienced physical and occupational therapists.

•	Our revenues may fluctuate due to weather.

•	Our operations are subject to extensive regulation.

•	We operate in a highly competitive industry.

•	We may incur closure costs and losses.

•	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

•	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934. These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our revolving credit agreement. The interest on our revolving credit agreement is based on a variable rate. At March 31, 2013, $20.4 million was outstanding on our revolving credit facility. Based on the balance of the revolving credit facility at March 31, 2013, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $204,000.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.2	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.3	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.4	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

10.5	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance W. McAfee (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

10.6	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 9, 2013	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.2	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.3	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.4	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

10.5	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance W. McAfee (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

10.6	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith