Form 10-Q
period 2013-06-30
U S PHYSICAL THERAPY INC /NV
filed 2013-08-08
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of August 8, 2013, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,106,424.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,287	$11,671
Patient accounts receivable, less allowance for doubtful accounts of $1,469 and $1,595, respectively	27,564	25,973
Accounts receivable - other, less allowance for doubtful accounts of $412 and $514, respectively	1,700	1,703
Other current assets	1,878	5,975

Total current assets	41,429	45,322
Fixed assets:
Furniture and equipment	37,941	36,316
Leasehold improvements	21,404	20,858

	59,345	57,174
Less accumulated depreciation and amortization	45,588	44,158

	13,757	13,016
Goodwill	112,248	100,188
Other intangible assets, net	14,029	12,146
Other assets	967	1,042

	$182,430	$171,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,275	$1,732
Accrued expenses	15,298	14,116
Current portion of notes payable	800	459

Total current liabilities	17,373	16,307
Notes payable	400	175
Revolving line of credit	15,750	17,400
Deferred rent	972	894
Other long-term liabilities	706	2,279

Total liabilities	35,201	37,055
Commitments and contingencies

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,319,911 and 14,129,651 shares issued, respectively	143	141
Additional paid-in capital	38,571	37,489
Retained earnings	117,538	111,321
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	124,624	117,323
Noncontrolling interests	22,605	17,336

Total equity	147,229	134,659

	$182,430	$171,714

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net patient revenues	$65,295	$62,052	$126,800	$122,551
Other revenues	1,929	1,907	3,522	3,990

Net revenues	67,224	63,959	130,322	126,541
Clinic operating costs:
Salaries and related costs	35,813	32,671	70,228	65,470
Rent, clinic supplies, contract labor and other	12,904	12,992	25,822	25,476
Provision for doubtful accounts	1,193	1,280	2,282	2,397
Closure costs	8	22	26	71

Total clinic operating costs	49,918	46,965	98,358	93,414

Gross margin	17,306	16,994	31,964	33,127
Corporate office costs	6,622	6,396	13,129	12,658

Operating income	10,684	10,598	18,835	20,469
Interest and other income, net	1	1	3	3
Interest expense	(130)	(145)	(265)	(307)

Income before taxes	10,555	10,454	18,573	20,165
Provision for income taxes	3,181	3,140	5,590	6,039

Net income including noncontrolling interests	7,374	7,314	12,983	14,126
Less: net income attributable to noncontrolling interests	(2,460)	(2,465)	(4,348)	(4,799)

Net income attributable to common shareholders	$4,914	$4,849	$8,635	$9,327

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.41	$0.72	$0.79

Diluted	$0.41	$0.41	$0.72	$0.79

Shares used in computation:
Basic	12,089	11,781	12,022	11,754

Diluted	12,110	11,903	12,044	11,872

Dividends declared per common share	$0.10	$0.09	$0.20	$0.18

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income including noncontrolling interests	$12,983	$14,126
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,730	2,646
Provision for doubtful accounts	2,282	2,397
Equity-based awards compensation expense	1,370	1,043
Loss on sale or abandonment of assets, net	84	83
Deferred income tax	(796)	1,046
Other	33	—
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,542)	(1,613)
Decrease (increase) in accounts receivable - other	4	(400)
Decrease in other assets	3,867	301
Increase (decrease) in accounts payable and accrued expenses	682	(693)
Increase in other liabilities	19	31

Net cash provided by operating activities	20,716	18,967

INVESTING ACTIVITIES
Purchase of fixed assets	(2,394)	(1,943)
Purchase of businesses, net of cash acquired	(9,998)	(7,180)
Acquisitions of noncontrolling interests, net of sales	(1,064)	(726)
Net proceeds on sale of fixed assets and business	15	28

Net cash used in investing activities	(13,441)	(9,821)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(4,410)	(4,751)
Cash dividends to shareholders	(2,418)	(2,117)
Proceeds from revolving line of credit	62,550	32,400
Payments on revolving line of credit	(64,200)	(35,900)
Payment of notes payable	(234)	(184)
Excess tax benefit from stock options exercised	33	184
Other	20	50

Net cash used in financing activities	(8,659)	(10,318)
Net decrease in cash	(1,384)	(1,172)
Cash - beginning of period	11,671	9,983

Cash - end of period	$10,287	$8,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,999	$3,886
Interest	$237	$422
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$800	$350

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Noncontrolling Interests
	Shares	Amount			Shares	Amount			Total
Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659
Issuance of restricted stock	175	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	1,370	—	—	—	1,370	—	1,370
Transfer of compensation liability for certain stock issued pursuant to incentive plans	—	—	248	—	—	—	248	—	248
Proceeds from exercise of stock options	15	2	18	—	—	—	20	—	20
Excess tax benefit of equity grants	—	—	33	—	—	—	33	—	33
Purchases of business	—	—	—	—	—	—	—	5,428	5,428
Acquisition of non controlling interests	—	—	(587)	—	—	—	(587)	(97)	(684)
Cash dividends to shareholders	—	—	—	(2,418)	—	—	(2,418)	—	(2,418)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(4,410)	(4,410)
Net income	—	—	—	8,635	—	—	8,635	4,348	12,983

Balance June 30, 2013	14,320	$143	$38,571	$117,538	(2,215)	$(31,628)	$124,624	$22,605	$147,229

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

During the six months ended June 30, 2013, the Company acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics
February 2013 Acquisition	Feb 28	72%	9
April 2013 Acquisition	Apr 30	50%	5
May 2013 Acquisition	May 24	80%	5

In addition to the above clinic group acquisitions, the Company, through two of its subsidiaries, acquired two physical therapy clinic practices in two separate transactions (the “Tuck-In Acquisitions”).

As of June 30, 2013, the Company operated 449 clinics in 43 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The Company intends to continue to focus on developing new clinics, on opening satellite clinics where deemed appropriate and pursuing additional acquisition opportunities.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Non-controlling interests

The Company recognizes non-controlling interests as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the income statement. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling interest on the deconsolidation date.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2013, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. For 2012, the Temporary Payroll Tax Cut Continuation Act of 2011 (“TPTC”) delayed application of the SGR for the first two months of the year and the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) included a measure freezing payment rates at their then current level through December 31, 2012. The American Taxpayer Relief Act of 2012 essentially froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delayed the automatic, across-the-board “sequestration” cuts in federal spending imposed by the Budget Control Act of 2011. Effective April 1, 2013, Medicare reimbursement for services furnished on or after April 1, 2013 has been reduced by 2%. The MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. As of July 1, 2013, therapists are required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. For claims submitted after July 1, 2013, CMS will reject claims if the required data is not included in the claim.

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

Furthermore, under the MCTRA, since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review prior to payment. The $3,700 threshold is applied to the combined physical therapy/speech language pathology cap; a separate $3,700 threshold is applied to the occupational therapy cap. The American Taxpayer Relief Act of 2012 extended through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold and continued the process by which providers may seek pre-approval for services to be performed beyond such dollar threshold. In February 2013, CMS advised providers that the pre-approval process for services beyond the $3,700 cap will no longer be in effect, so that all such services during the calendar year that are over the dollar threshold will be subject to a manual medical review.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries will negatively impact the Company’s financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services the Company provides to Medicare beneficiaries.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Physician Services Revenues

Revenues from physician services are generated by franchise arrangements and fees from third parties, pursuant to which there are multiple deliverables — training and ongoing services — as well as through the one physician services facility which is scheduled to close in August 2013. Each component can be purchased separately. Revenue is recognized over the period the respective services are provided. Physician service revenues are included in “other revenues” in the accompanying Consolidated Statements of Net Income.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2013.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2013 and 2012.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2013.

Restricted Stock

Restricted stock issued to employees and directors is subject to certain conditions, including continued employment or continued service on our Board of Directors (the “Board”), respectively. The transfer restrictions for shares granted to directors lapse in four equal quarterly installments and those to employees lapse in equal installments on the following four or five annual anniversaries of the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the service period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders	$4,914	$4,849	$8,635	$9,327

Denominator:
Denominator for basic earnings per share - weighted-average shares	12,089	11,781	12,022	11,754
Effect of dilutive securities - Stock options	21	122	22	118

Denominator for diluted earnings per share - adjusted weighted-average shares	12,110	11,903	12,044	11,872

Earnings per share attributable to common shareholders:
Basic	$0.41	$0.41	$0.72	$0.79

Diluted	$0.41	$0.41	$0.72	$0.79

All options to purchase shares were included in the diluted earnings per share calculation for the three and six months ended June 30, 2013 and 2012 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITIONS OF BUSINESSES

The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015. On February 1, 2013, through a subsidiary, the Company acquired a 100% interest in a clinic for $5,000 and on June 1, 2013, through another subsidiary, the Company acquired a 100% interest in a clinic for $95,000. The purchase prices have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$9,998
Seller notes	800

Total consideration	$10,798

Estimated fair value of net tangible assets acquired:
Total current assets	$1,349
Total non-current assets	719
Total liabilities	(242)

Net tangible assets acquired	1,826
Goodwill	14,400
Fair value of noncontrolling interest	(5,428)

$10,798

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds from the Company’s revolving credit facility.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the six months ended June 30, 2013, the purchase price plus the fair value of the non-controlling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2013 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

On May 22, 2012, the Company purchased a 70% interest in a 7 clinic group (“May 2012 Acquisition”). The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. For the Company, 70% of the goodwill for the May 2012 Acquisition is tax deductible. During the quarter ended March 31, 2013, the Company determined that the amounts attributable to intangible assets other than goodwill are as follows: tradenames - $1,300,000; referral relationships - $800,000; and non competition agreement - $240,000. The value assigned to referral relationships and the non competion agreements will be amortized over the related expected lives which are estimated to be 12 and six years, respectively.

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

The purchase prices for the acquisitions in 2012 have been allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,929
Seller notes	350

Total consideration	$8,279

Estimated fair value of net tangible assets acquired:
Total current assets	$363
Total non-current assets	478
Total liabilities	(290)

Net tangible assets acquired	$551
Tradenames	1,300
Referral relationships	857
Non competition agreements	265
Goodwill	8,198
Fair value of noncontrolling interest	(2,892)

$8,279

The purchase price plus the fair value of the non-controlling interest for the 2012 acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill.

Unaudited proforma consolidated financial information for acquisitions occurring in 2013 and 2012 have not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

In six separate transactions during the six months ended June 30, 2013, the Company purchased partnership interests in five partnerships. The interests in the partnerships purchased ranged from .1% to 35%. The aggregate of the purchase prices paid was $1.2 million, which included $97,000 of undistributed earnings. The remaining purchase price of $1.1 million, less future tax benefits of $415,000, was recognized as an adjustment to additional paid-in capital. For one of the transactions, the non-controlling interest had a $37,000 cumulative loss. This loss less the tax benefit of $14,000 was charged to additional paid-in capital. During the six months ended June 30, 2013, the Company sold a 1% interest in two separate partnerships for an aggregate price of $112,000. This amount, less tax effect of $34,000, was credited to additional paid-in capital.

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

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2013
Beginning balance	$100,188
Goodwill acquired during the period	14,400
Goodwill allocated to specific assets for business acquired in 2012	(2,340)

Ending balance	$112,248

6. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Tradenames	$9,273	$7,973
Referral relationships, net of accumulated amortization of $1,483 and $1,217, respectively	4,035	3,501
Non compete agreements, net of accumulated amortization of $2,039 and $1,848, respectively	721	672

	$14,029	$12,146

Tradenames, referral relationships and non competition agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non competitionagreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Referral relationships	$116	$100	$266	$178
Non compete agreements	85	112	191	203

	$201	$212	$457	$381

Based on the balance of referral relationships and non competition agreements as of June 30, 2013, the expected amount to be amortized in 2013 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount
2013	498	2013	341
2014	462	2014	180
2015	441	2015	180
2016	441	2016	118
2017	441	2017	73
2018	405	2018	20
2019	368
2020	361
2021	336
2022	288
2023	180
2024	80

7. NOTES PAYABLE AND CREDIT AGREEMENT

Credit Agreement and notes payable as of June 30, 2013 and December 31, 2012 consisted of the following ($ in thousands):

	2013	2012
Credit Agreement average effective interest rate of 3.0% inclusive of unused fee	$15,750	$17,400
Various notes payable with $800 plus accrued interest due in the next year interest accrues at 3.25% per annum	1,200	634

	16,950	18,034
Less current portion	(800)	(459)

	$16,150	$17,575

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, the Credit Agreement was amended to permit the Company to purchase, commencing on October 24, 2012, and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. On December 3, 2012, the Credit Agreement was amended to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common shareholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2013, $15.8 million was outstanding under the Credit Agreement resulting in $59.2 million of availability. As of June 30, 2013, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the clinic group acquisitions, the Company entered into several seller notes. See Note 3 to consolidated financial statements – Acquisitions of Businesses.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to June 30, 2013 are as follows (in thousands):

During the twelve months ended June 30, 2014	$800
During the twelve months ended June 30, 2015	$400
During the twelve months ended June 30, 2016	$15,750

$16,950

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months and six months ended June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of June 30, 2013, we operated 449 clinics in 43 states, including one physician services facility.

We also manage physical therapy facilities for third parties, primarily physicians, with 17 third-party facilities under management as of June 30, 2013.

We also derived revenues from physician services which are generated by franchise arrangements and fees with third parties and through one physician services facility. The franchise arrangements contain multiple deliverables - training and ongoing services. Each component can be purchased separately.

In November 2007, we formed a new venture, OsteoArthritis Centers of America, LP (“OA Centers”), and initially opened two locations. The business specializes in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG provides physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. The operations of OA Centers and RMG are referred to as our “Physician Services Business”.

In 2012, and through the first six months of 2013, the margin from the Physician Services Business was negative. See Gross Margin discussions below.

In the first quarter of 2013, we made a management change to oversee the Physician Services Business. In December 2012, we closed one of the OA Centers and will close the second location in late August 2013. We expect to incur approximately $50,000 in cost in August 2013 related to the OA Center closure. In the event that we are unsuccessful in returning the RMG part of the Physician Services Business to former levels of profitability, we may be required to write-down a portion of or all of the goodwill and other intangible assets associated with RMG. As of June 30, 2013, the goodwill and other intangible assets of RMG were valued at $6.4 million.

During the six months ended June 30, 2013, we acquired the following physical therapy clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

February 2013 Acquisition	Feb 28	72%	9
April 2013 Acquisition	Apr 30	50%	5
May 2013 Acquisition	May 24	80%	5

In addition to the above clinic groups, we acquired, through two of our subsidiaries, two physical therapy clinics in two separate transactions during the six months ended June 30, 2013 - one in February and one in June (the “Tuck-In Acquisitions).

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Number of clinics, at the end of period	449	419	449	419
Working days	64	64	127	128
Average visits per day per clinic	21.6	22.1	21.3	21.9
Total patient visits	614,241	587,324	1,192,116	1,165,994
Net patient revenue per visit	$106.30	$105.65	$106.37	$105.10

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

•

Net revenues increased to $67.2 million for the three months ended June 30, 2013 (“2013 Second Quarter”) from $64.0 million for the three months ended June 30, 2012 (“2012 Second Quarter”) primarily due to an increase in visits of 27,000 from 587,000 for the 2012 Second Quarter to 614,000 for the 2013 Second Quarter and an increase in the average net patient revenue per visit for the 2013 Second Quarter to $106.30 from $105.65 in the 2012 Second Quarter.

•

Net income attributable to our common shareholders for the 2013 Second Quarter was $4.9 million versus $4.8 million for the 2012 Second Quarter. Net income was $0.41 per diluted share for both periods. Total diluted shares were 12.1 million for the 2013 Second Quarter and 11.9 million for the 2012 Second Quarter.

Net Patient Revenues

•

Net patient revenues increased to $65.3 million for the 2013 Second Quarter from $62.1 million for the 2012 Second Quarter, an increase of $3.2 million, or 5.2%, due to an increase in visits, due to clinics opened and acquired between July 1, 2012 and June 30, 2013 (“New Clinics”), and an increase in the net patient revenue per visit of $0.65.

•

Net patient revenues related to New Clinics amounted to $3.6 million for the 2013 Second Quarter and net patient revenues for clinics opened or acquired prior to July 1, 2012 (“Mature Clinics”) decreased by $0.4 million for the 2013 Second Quarter as compared to the 2012 Second Quarter. Patient visits for Mature Clinics in the 2013 Second Quarter were 6,400 less than in the 2012 Second Quarter.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates.

Other Revenues

Other revenues remained relatively the same for both periods.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 74.3% for the 2013 Second Quarter and 73.4% for the 2012 Second Quarter.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $35.8 million for the 2013 Second Quarter from $32.7 million for the 2012 Second Quarter, an increase of $3.1 million, or 9.6%. Salaries and related costs for New Clinics amounted to $2.3 million for the 2013 Second Quarter. Salaries and related costs for Mature Clinics increased by $0.8 million for the 2013 Second Quarter as compared to the 2012 Second Quarter. The increase in salaries and related costs for Mature Clinics is due to the results of the acquisition of a 7 clinic group in May of 2012 (“May 2012 Acquisition). The 2013 Second Quarter includes three months of activity, and the 2012 Second Quarter includes slightly over one month of activity, for the May 2012 Acquisition. Salaries and related costs as a percentage of net revenues were 53.3% for the 2013 Second Quarter and 51.1% for the 2012 Second Quarter.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $12.9 million for the 2013 Second Quarter and $13.0 million for the 2012 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $0.9 million for the 2013 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $1.0 million in the 2013 Second Quarter compared to the 2012 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.2% for the 2013 Second Quarter and 20.3% for the 2012 Second Quarter.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts was $1.2 million for the 2013 Second Quarter and $1.3 million for the 2012 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.8% for the 2013 Second Quarter and 2.1% for the 2012 Second Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at June 30, 2013, as compared to 5.8% at December 31, 2012. Our days sales outstanding was 40 days at June 30, 2013 and 42 days at December 31, 2012.

Gross Margin

The following table details the gross margin derived from our core physical therapy business and physician services business for the 2013 Second Quarter and 2012 Second Quarter (in thousands):

	Three Months Ended June 30,
	2013	2012

Gross margin - physical therapy services	$17,586	$17,140
Gross margin - physician services	(280)	(146)

Gross margin	$17,306	$16,994

In the first quarter of 2013, we made a management change to oversee the Physician Services Business. In December 2012, we closed one of the OA Centers and will close the second location in late August 2013. We expect to incur approximately $50,000 in cost in August 2013 related to the OA Center closure. In the event that we are unsuccessful in returning the RMG part of the Physician Services Business to former levels of profitability, the Company may be required to write-down a portion of or all of the goodwill and other intangible assets associated with RMG. As of June 30, 2013, the goodwill and other intangible assets of RMG were valued at $6.4 million.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.6 million for the 2013 Second Quarter and $6.4 million for the 2012 Second Quarter. As a percentage of net revenues, corporate office costs were 9.9% for the 2013 Second Quarter and 10.0% for the 2012 Second Quarter.

Interest Expense

Interest expense decreased to $130,000 in the 2013 Second Quarter compared to $145,000 in the 2012 Second Quarter due to a lower average outstanding balance under the Credit Agreement during the 2013 period compared to the 2012 period. At June 30, 2013, $15,750,000 was outstanding under our Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $3.2 million for the 2013 Second Quarter and $3.1 million for the 2012 Second Quarter. During the 2013 and 2012 Second Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.5 million for the 2013 Second Quarter and for the 2012 Second Quarter. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 14.2% for the 2013 Second Quarter and 14.5% for the 2012 Second Quarter.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

•

Net revenues increased to $130.3 million for the Six Months ended June 30, 2013 (“2013 First Six Months”) from $126.5 million for the Six Months ended June 30, 2012 (“2012 First Six Months”) primarily due to an increase in visits of 26,000 from 1,166,000 for the 2012 First Six Months to 1,192,000 for the 2013 First Six Months and an increase in the average net patient revenue per visit for the 2013 First Six Months to $106.37 from $105.10 in the 2012 First Six Months.

•

Net income attributable to our common shareholders for the 2013 First Six Months was $8.6 million versus $9.3 million for the 2012 First Six Months. Net income was $0.72 per diluted share for the 2013 First Six Months compared to $0.79 for the 2012 First Six Months. Total diluted shares were 12.0 million for the 2013 First Six Months and 11.9 million for the 2012 First Six Months.

Net Patient Revenues

•

Net patient revenues increased to $126.8 million for the 2013 First Six Months from $122.6 million for the 2012 First Six Months, an increase of $4.2 million, or 3.5%, due to an increase in visits, due to New Clinics, and an increase in the net patient revenue per visit of $1.27.

•

Net patient revenues related to New Clinics amounted to $5.1 million for the 2013 First Six Months and net patient revenues for Mature Clinics decreased by $0.9 million for the 2013 First Six Months as compared to the 2012 First Six Months. Patient visits for Mature Clinics in the 2013 First Six Months were 20,800 less than in the 2012 First Six Months.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under these programs are based on predetermined rates and are generally less than the established billing rates.

Other Revenues

Other revenues were $3.5 million for the 2013 First Six Months compared to $4.0 million for the 2012 First Six Months. The decrease of $0.5 million was due to reduced revenues in the RMG part of the Physician Services Business. See Gross Margin discussion below.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 75.5% for the 2013 First Six Months and 73.8% for the 2012 First Six Months.

Clinic Operating Costs - Salaries and Related Costs

Salaries and related costs increased to $70.2 million for the 2013 First Six Months from $65.5 million for the 2012 First Six Months, an increase of $4.7 million, or 7.3%. Salaries and related costs for New Clinics amounted to $3.4 million for the 2013 First Six Months. Salaries and related costs for Mature Clinics increased by $1.4 million for the 2013 First Six Months as compared to the 2012 First Six Months. The increase in salaries and related costs for Mature Clinics is due to the results of the May 2012 Acquisition. The 2013 First Six Months includes six months of activity, and the 2012 First Six Months includes slightly over one month of activity, for the May 2012 Acquisition. Salaries and related costs as a percentage of net revenues were 53.9% for the 2013 First Six Months and 51.7% for the 2012 First Six Months.

Clinic Operating Costs - Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $25.8 million for the 2013 First Six Months and $25.5 million for the 2012 First Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2013 First Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $1.1 million in the 2013 First Six Months compared to the 2012 First Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.8% for the 2013 First Six Months and 20.1% for the 2012 First Six Months.

Clinic Operating Costs - Provision for Doubtful Accounts

The provision for doubtful accounts was $2.3 million for the 2013 First Six Months and $2.4 million for the 2012 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.8% for the 2013 First Six Months and 2.0% for the 2012 First Six Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at June 30, 2013, as compared to 5.8% at December 31, 2012. Our days sales outstanding was 40 days at June 30, 2013 and 42 days at December 31, 2012.

Gross Margin

The following table details the gross margin derived from our core physical therapy business and physician services business for the 2013 First Six Months and 2012 First Six Months (in thousands):

	Six Months Ended June 30,
	2013	2012

Gross margin - physical therapy services	$32,437	$33,106
Gross margin - physician services	(473)	21

Gross margin	$31,964	$33,127

In the first quarter of 2013, we made a management change to oversee the Physician Services Business. In December 2012, we closed one of the OA Centers and will close the second location in late August 2013. We expect to incur approximately $50,000 in cost in August 2013 related to the OA Center closure. In the event that we are unsuccessful in returning the RMG part of the Physician Services Business to former levels of profitability, we may be required to write-down a portion of or all of the goodwill and other intangible assets associated with RMG. As of June 30, 2013, the goodwill and other intangible assets of RMG were valued at $6.4 million.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $13.1 million for the 2013 First Six Months and $12.7 million for the 2012 First Six Months. As a percentage of net revenues, corporate office costs were 10.1% for the 2013 First Six Months and 10.0% for the 2012 First Six Months.

Interest Expense

Interest expense decreased to $265,000 in the 2013 First Six Months compared to $307,000 in the 2012 First Six Months due to a lower average outstanding balance under our Credit Agreement during the 2013 period compared to the 2012 period. At June 30, 2013, $15,750,000 was outstanding under our Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $5.6 million for the 2013 First Six Months and $6.0 million for the 2012 First Six Months. During the 2013 and 2012 First Six Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests was $4.3 million for the 2013 First Six Months and $4.8 million for the 2012 First Six Months. Net income attributable to non-controlling interests as a percentage of operating income before corporate office costs was 13.6% for the 2013 First Six Months and 14.5% for the 2012 First Six Months. The decrease in the percentage is primarily due to the purchases of non-controlling interests in various partnerships during 2012 and 2013. During 2012, we purchased partnership interests in 15 separate partnerships which interest ranged from 10% to 35% and during the 2013 First Six Months, we purchased partnership interests in five separate partnerships which interest ranged from .1% to 35%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2013, we had $10.3 million in cash compared to cash of $11.7 million at December 31, 2012. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our $75.0 million Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least June 2014. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our Credit Agreement.

During the 2013 First Six Months, $20.7 million was provided by operations. The major uses of cash included: purchasees of businesses ($10.0 million), distributions to non-controlling interest partners ($4.4 million), purchases of fixed assets ($2.4 million), payments of cash dividends to our shareholders ($2.4 million), net pay down on our Credit Agreement ($1.7 million) and payments for acquisitions of non-controlling interests ($1.1 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. On December 3, 2012, we amended the Credit to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On June 30, 2013, $15.8 million was outstanding under the Credit Agreement resulting in $59.2 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing a portion of the purchase price of our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2013, 2012 and 2011. At June 30, 2013, the balance on these notes payable was $1,200,000.

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

There is no expiration date for the share repurchase program. As of June 30, 2013, there are currently an additional estimated 341,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At June 30, 2013, $15.8 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at June 30, 2013, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $157,500.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management completed an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and (ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.2	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.3	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 8, 2013	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.2	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.3	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith