Form 10-Q
period 2013-09-30
U S PHYSICAL THERAPY INC /NV
filed 2013-11-07
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of November 7, 2013, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,106,820.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,123	$11,671
Patient accounts receivable, less allowance for doubtful accounts of $1,427 and $1,595, respectively	27,289	25,973
Accounts receivable—other, less allowance for doubtful accounts of $198 and $514, respectively	1,263	1,703
Other current assets	4,482	5,975

Total current assets	45,157	45,322
Fixed assets:
Furniture and equipment	37,496	36,316
Leasehold improvements	22,170	20,858

	59,666	57,174
Less accumulated depreciation and amortization	46,150	44,158

	13,516	13,016
Goodwill	105,234	100,188
Other intangible assets, net	14,672	12,146
Other assets	1,078	1,042

	$179,657	$171,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,301	$1,732
Accrued expenses	14,779	14,116
Current portion of notes payable	575	459

Total current liabilities	16,655	16,307
Notes payable	400	175
Revolving line of credit	14,150	17,400
Deferred rent	1,015	894
Other long-term liabilities	728	2,279

Total liabilities	32,948	37,055
Commitments and contingencies
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,321,557 and 14,129,651 shares issued, respectively	143	141
Additional paid-in capital	39,225	37,489
Retained earnings	116,555	111,321
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	124,295	117,323
Non-controlling interests	22,414	17,336

Total equity	146,709	134,659

	$179,657	$171,714

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net patient revenues	$64,368	$60,719	$191,027	$183,048
Other revenues	1,461	1,383	4,426	4,222

Net revenues	65,829	62,102	195,453	187,270
Clinic operating costs:
Salaries and related costs	35,733	33,037	105,318	97,974
Rent, clinic supplies, contract labor and other	12,878	12,368	38,161	37,051
Provision for doubtful accounts	1,095	1,250	3,390	3,638
Closure costs	(5)	5	21	76

Total clinic operating costs	49,701	46,660	146,890	138,739

Gross margin	16,128	15,442	48,563	48,531
Corporate office costs	6,224	5,907	19,165	18,426

Operating income from continuing operations	9,904	9,535	29,398	30,105
Interest and other income, net	2	1	5	4
Interest expense	(133)	(142)	(398)	(449)

Income before taxes from continuing operations	9,773	9,394	29,005	29,660
Provision for income taxes	3,017	2,992	8,798	9,052

Net income from continuing operations including non-controlling interests	6,756	6,402	20,207	20,608
Discontinued operations, net of tax	(4,497)	(104)	(4,965)	(184)

Net income including non-controlling interests	2,259	6,298	15,242	20,424
Less: net income attributable to non-controlling interests	(2,032)	(1,735)	(6,380)	(6,534)

Net income attributable to common shareholders	$227	$4,563	$8,862	$13,890

Basic earnings per share attributable to common shareholders:
From continuing operations	$0.38	$0.39	$1.13	$1.19
From discontinued operations	(0.36)	(0.00)	(0.39)	(0.01)

Basic	$0.02	$0.39	$0.74	$1.18

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.38	$0.38	$1.12	$1.18
From discontinued operations	(0.36)	(0.00)	(0.39)	(0.01)

Diluted	$0.02	$0.38	$0.73	$1.17

Shares used in computation:
Basic	12,106	11,827	12,050	11,778

Diluted	12,120	11,928	12,069	11,892

Dividends declared per common share	$0.10	$0.09	$0.30	$0.27

Earnings attributable to common shareholders:
From continuing operations	$4,659	$4,622	$13,589	$13,982
From discontinued operations	(4,432)	(59)	(4,727)	(92)

	$227	$4,563	$8,862	$13,890

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income including non-controlling interests	$15,242	$20,424
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,181	4,016
Provision for doubtful accounts	3,377	3,656
Equity-based awards compensation expense	2,092	1,589
Loss on sale of business and sale or abandonment of assets, net	7,233	129
Deferred income tax	(543)	2,535
Other	(277)	(381)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,318)	(1,298)
Increase in accounts receivable—other	(41)	(482)
Decrease in other assets	1,148	471
Decrease in accounts payable and accrued expenses	(899)	(1,709)
Increase in other liabilities	664	400

Net cash provided by operating activities	28,859	29,350
INVESTING ACTIVITIES
Purchase of fixed assets	(3,458)	(2,948)
Purchase of businesses, net of cash acquired	(10,128)	(7,402)
Acquisitions of non-controlling interests, net of sales	(1,668)	(1,314)
Net proceeds on sale of non controlling interest, fixed assets and business	448	297

Net cash used in investing activities	(14,806)	(11,367)
FINANCING ACTIVITIES
Distributions to non-controlling interests	(6,588)	(6,850)
Cash dividends to shareholders	(3,628)	(3,183)
Proceeds from revolving line of credit	88,450	55,900
Payments on revolving line of credit	(91,700)	(63,300)
Payment of notes payable	(459)	(284)
Excess tax benefit from stock options exercised	277	381
Other	47	53

Net cash used in financing activities	(13,601)	(17,283)
Net increase in cash	452	700
Cash—beginning of period	11,671	9,983

Cash—end of period	$12,123	$10,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,402	$5,200
Interest	$352	$538
Non-cash investing and financing transactions during the period:
Purchase of business—seller financing portion	$800	$350

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders’	Non-controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659
Issuance of restricted stock	175	0	0	0	0	0	0	0	0
Compensation expense—restricted stock	0	0	2,092	0	0	0	2,092	0	2,092
Transfer of compensation liability for certain stock issued pursuant to incentive plans	0	0	248	0	0	0	248	0	248
Proceeds from exercise of stock options	17	2	45	0	0	0	47	0	47
Excess tax benefit of equity grants	0	0	277	0	0	0	277	0	277
Purchases of business	0	0	0	0	0	0	0	5,428	5,428
Acquisition of non-controlling interests	0	0	(926)	0	0	0	(926)	(142)	(1,068)
Cash dividends to shareholders	0	0	0	(3,628)	0	0	(3,628)	0	(3,628)
Distributions to non-controlling interest partners	0	0	0	0	0	0	0	(6,588)	(6,588)
Net income	0	0	0	8,862	0	0	8,862	6,380	15,242

Balance September 30, 2013	14,322	$143	$39,225	$116,555	(2,215)	$(31,628)	$124,295	$22,414	$146,709

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Company continues to seek to attract physical and occupational therapists who have established relationships with patients and physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has developed satellite clinic facilities of existing clinics, with the result that many Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. In addition, the Company has acquired a controlling interest in a number of clinics through acquisitions.

During the nine months ended September 30, 2013, the Company acquired the following clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2013 Acquisition	Feb 28	72%	9
April 2013 Acquisition	Apr 30	50%	5
May 2013 Acquisition	May 24	80%	5

In addition to the above clinic group acquisitions, the Company, through three of its subsidiaries, acquired three physical therapy clinic practices in three separate transactions (the “Tuck-In Acquisitions”).

As of September 30, 2013, the Company operated 447 clinics in 43 states.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two methods: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2013, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations in the third quarter of 2013 and 2012 did not yield any impairment charge.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through 2013, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. For 2013, the American Taxpayer Relief Act of 2012 froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. On March 5, 2013, CMS estimated a 24.4% reduction in the MPFS rates for calendar year 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. If the 24.4% reduction is averted by Congress, the projected impact of the proposed 2014 MPFS rule on outpatient physical therapy services would be a positive 1% in aggregate for calendar year 2014.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

In addition, the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”) directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since July 1, 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. Since July 1, 2013, CMS has rejected claims if the required data is not included in the claim.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2013, the annual Limit on outpatient therapy services was $1,900 for Physical Therapy and Speech Language Pathology Services combined and $1,900 for Occupational Therapy Services. It is anticipated that in calendar year 2014 the therapy cap will be the 2013 rate increased by the percentage increase in the Medicare Economic Index. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings from October 1, 2012 through December 31, 2013. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Cap will no longer apply to such services starting as of January 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. The American Taxpayer Relief Act of 2012 extended the exceptions process for outpatient Therapy Caps through December 31, 2013. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. Unless Congress extends the exceptions process, the Therapy Caps will apply to all claims regardless of medical necessity. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the MCTRA, since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The American Taxpayer Relief Act of 2012 extended through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold. In addition, as of January 1, 2013, CMS implemented a claims based data collection strategy that is designed to assist in reforming the Medicare payment system for outpatient therapy. Since January 1, 2013, all therapy claims must include additional codes and modifiers providing information about the beneficiary’s functional status at the outset of the therapy episode of care, specified points during treatment, and at the time of discharge. Effective July 1, 2013, claims submitted without the appropriate codes and modifiers are returned unpaid.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction of the practice expense component to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013. This reduction in payment for our services provided to Medicare beneficiaries has negatively impacted the Company’s financial results, estimated to represent an 8% to 10% reduction in overall reimbursement for services the Company provides to Medicare beneficiaries as compared to the applicable reimbursement prior to April 1, 2013.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2013.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2013 and 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the Company’s revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals as detailed in the Credit Agreement (as defined in Note 8).

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2013.

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

Reclassifications

Prior period amounts have been reclassified to conform to current period presentation due to discontinued operations.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings attributable to common shareholders:
From continuing operations	$4,659	$4,622	$13,589	$13,982
From discontinued operations	(4,432)	(59)	(4,727)	(92)

	$227	$4,563	$8,862	$13,890

Basic earnings per share attributable to common shareholders:
From continuing operations	$0.38	$0.39	$1.13	$1.19
From discontinued operations	(0.36)	0.00	(0.39)	(0.01)

Basic	$0.02	$0.39	$0.74	$1.18

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.38	$0.38	$1.12	$1.18
From discontinued operations	(0.36)	0.00	(0.39)	(0.01)

Diluted	$0.02	$0.38	$0.73	$1.17

Shares used in computation:
Basic earnings per share—weighted-average shares	12,106	11,827	12,050	11,778
Effect of dilutive securities—Stock options	14	101	19	114

Denominator for diluted earnings per share—adjusted weighted-average shares	12,120	11,928	12,069	11,892

All options to purchase shares were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

3. ACQUISITIONS OF BUSINESSES

The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015. On February 1, 2013, through a subsidiary, the Company acquired a 100% interest in a clinic for $5,000, on June 1, 2013, through another subsidiary, the Company acquired a 100% interest in a clinic for $95,000 and on September 16, 2013, through another subsidiary, the Company acquired a 100% interest in a clinic for $130,000. The purchase prices have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$10,128
Seller notes	800

Total consideration	$10,928

Estimated fair value of net tangible assets acquired:
Total current assets	$1,342
Total non-current assets	719
Total liabilities	(264)

Net tangible assets acquired	1,797
Referral relationships	400
Non competition	160
Tradename	600
Goodwill	13,399
Fair value of noncontrolling interest	(5,428)

$10,928

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

Because these acquisitions occurred during the nine months ended September 30, 2013, the purchase price plus the fair value of the non-controlling interest was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2013 based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

On May 22, 2012, the Company purchased a 70% interest in a 7 clinic group (“May 2012 Acquisition”). The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. For the Company, 70% of the goodwill for the May 2012 Acquisition is tax deductible. During the quarter ended March 31, 2013, the Company determined that the amounts attributable to intangible assets other than goodwill are as follows: tradenames—$1,300,000; referral relationships—$800,000; and non competition agreement—$240,000. The value assigned to referral relationships and the non competition agreements will be amortized over the related expected lives which are estimated to be 12 and six years, respectively.

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

The purchase prices for the acquisitions in 2012 have been allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,929
Seller notes	350

Total consideration	$8,279

Estimated fair value of net tangible assets acquired:
Total current assets	$363
Total non-current assets	478
Total liabilities	(331)

Net tangible assets acquired	$510
Tradenames	1,300
Referral relationships	857
Non competition agreements	265
Goodwill	8,239
Fair value of noncontrolling interest	(2,892)

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

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

In seven separate transactions during the nine months ended September 30, 2013, the Company purchased interests in five partnerships. The interests in the partnerships purchased ranged from .1% to 35%. The aggregate of the purchase prices paid was $1.7 million, which included $142,000 of undistributed earnings. The remaining purchase price of $1.6 million, less future tax benefits of $0.6 million, was recognized as an adjustment to additional paid-in capital. During the nine months ended September 30, 2013, the Company sold a 1% interest in two separate partnerships for an aggregate price of $112,000. This amount, less tax effect of $34,000, was credited to additional paid-in capital.

Included in the above purchases of partnership interests, the Company purchased the remaining 1.3% of the non-controlling interest in STAR Physical Therapy, LP, a subsidiary of the Company (“STAR”), held by Mr. Regg Swanson, the Managing Director and a founder of STAR and a member of the Board (“Swanson”). The purchase price paid for the 1.3% interest was $801,640, which included $55,000 of undistributed earnings. The purchase price was determined based on the contractual terms in the Reorganization and Purchase Agreement dated as of September 6, 2007 among the Company, STAR, the limited partners of STAR and Swanson as Seller Representative and in his individual capacity, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007. After this transaction, Swanson does not hold any interest in STAR.

5. DISCONTINUED OPERATIONS

On September 30, 2013, the Company sold the remainder of its physician services business. Previously, the Company closed its two physician services facilities – one in August 2013 and the other in December 2012. As previously disclosed in the Company’s public filings, the physician services business incurred negative gross margins in 2012 and through the first nine months of 2013. Revenues from physician services were generated by patient visits, franchise arrangements and fees from third parties. The results of operations and the loss on the sale of the physician services business have been reclassified to discontinued operations for all periods presented.

The Company received $400,000 cash and a note receivable of $500,000. The sale less the write-off of assets, primarily of goodwill and other intangible assets, and recording of appropriate accruals resulted in an after-tax loss of $4.4 million.

The following table details the losses from discontinued operations reported for the physician services business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$168	$750	$864	$2,123
Operating costs	369	822	1,537	2,157

Gross margin	(201)	(72)	(673)	(34)
Direct general and administrative expenses less proceeds	989	71	1,176	210
Write off of goodwill and other intangible assets	6,338	—	6,338	—

	(7,528)	(143)	(8,187)	(244)
Tax benefit	3,031	39	3,222	60

Loss from discontinued operations	$(4,497)	$(104)	$(4,965)	$(184)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows. The reclassifications on the consolidated balance sheet as of December 31, 2012 are also deemed immaterial.

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2013
Beginning balance	$100,188
Goodwill acquired during the period	13,399
Goodwill allocated to specific assets for business acquired in 2012	(2,340)
Write off of goodwill due to sale of business and other	(6,013)

Ending balance	$105,234

The write off of goodwill relates to the discontinued operations discussed above.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Tradenames	$9,814	$7,973
Referral relationships, net of accumulated amortization of $1,460 and $1,217, respectively	4,080	3,501
Non competition agreements, net of accumulated amortization of $1,872 and $1,848, respectively	778	672

	$14,672	$12,146

Tradenames, referral relationships and non competition agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non competition agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Referral relationships	134	100	400	334
Non competition agreements	102	96	293	324

	236	196	693	658

Based on the balance of referral relationships and non competition agreements as of September 30, 2013, the expected amount to be amortized in 2013 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Competition Agreements
	Annual		Annual
Years	Amount	Years	Amount
2013	490	2013	361
2014	462	2014	207
2015	441	2015	207
2016	441	2016	145
2017	441	2017	100
2018	405	2018	47
2019	368	2019	5
2020	368
2021	367
2022	319
2023	211
2024	111
2025	31
2026	2

8. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of September 30, 2013 and December 31, 2012 consisted of the following ($ in thousands):

	2013	2012
Credit Agreement average effective interest rate of 2.9% inclusive of unused fee	$14,150	$17,400
Various notes payable with $575 plus accrued interest due in the next year interest accrues at 3.25% per annum	975	634

	15,125	18,034
Less current portion	(575)	(459)

	$14,550	$17,575

Effective August 27, 2007, the Company entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, the Credit Agreement was amended to permit the purchase up to $15,000,000 of the Company’s common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, the Company’s consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, the Credit Agreement was amended to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, the Credit Agreement was amended to permit the Company to purchase, commencing on October 24, 2012, and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. On December 3, 2012, the Credit Agreement was amended to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common shareholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2013, $14,150,000 was outstanding under the Credit Agreement resulting in $60,850,000 of availability. As of September 30, 2013, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the clinic group acquisitions, the Company entered into several seller notes. See Note 3 to consolidated financial statements – Acquisitions of Businesses.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to September 30, 2013 are as follows (in thousands):

During the twelve months ended September 30, 2014	$575
During the twelve months ended September 30, 2015	14,550
During the twelve months ended September 30, 2016	—

$15,125

9. COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months and nine months ended September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2013, we operated 447 clinics in 43 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 19 third-party facilities under management as of September 30, 2013.

In November 2007, we formed a new venture, OsteoArthritis Centers of America, LP (“OA Centers”), and initially opened two locations. The business specialized in the outpatient, non-surgical treatment of osteo arthritis, degenerative joint disease and other musculoskeletal conditions. In October 2008, we acquired a 65% interest in Rehab Management Group (“RMG”). RMG provided physicians and their patients with clinical services including electro-diagnostic analysis (“EDX”) as well as intra articular joint (“IAJP Direct”) and lumbar osteoarthritis (“LOP Direct”) programs. The operations of OA Centers and RMG are referred to as our “Physician Services Business”.

As previously disclosed, since 2012, the margin from the Physician Services Business was negative and we closed the two physician services clinics. During the quarter ended September 30, 2013, we sold the remaining piece of the Physician Services Business, which is treated as a discontinued operation in the consolidated financial statements included in this report. The results include losses of $4.4 million for the quarter ended September 30, 2013 and $4.7 million for the nine months ended September 30, 2013, which represents the operational losses of the Physician Services Business, write-down of its net assets, inclusive of intangible assets, and appropriate reserves less proceeds. The following discussion refers to continuing operations unless otherwise noted.

During the nine months ended September 30, 2013, we acquired the following physical therapy clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
February 2013 Acquisition	Feb 28	72%	9
April 2013 Acquisition	Apr 30	50%	5
May 2013 Acquisition	May 24	80%	5

In addition to the above clinic groups, we acquired, through three of our subsidiaries, three physical therapy clinics in three separate transactions during the nine months ended September 30, 2013 – one in February, one in June and one in September (the “Tuck-In Acquisitions’).

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Number of clinics, at the end of period	447	421	447	421
Working days	64	63	191	191
Average visits per day per clinic	21.3	21.7	21.3	21.9
Total patient visits	611,448	574,567	1,802,870	1,739,564
Net patient revenue per visit	$105.27	$105.68	$105.96	$105.23

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

•	Net revenues increased to $65.8 million for the three months ended September 30, 2013 (“2013 Third Quarter”) from $62.1 million for the three months ended September 30, 2012 (“2012 Third Quarter”) primarily due to an increase in visits of 36,000 from 575,000 for the 2012 Third Quarter to 611,000 for the 2013 Third Quarter offset by a small decrease in the average net patient revenue per visit for the 2013 Third Quarter to $105.27 from $105.68 in the 2012 Third Quarter.

•	Net income attributable to our common shareholders for the 2013 Third Quarter was $4.7 million versus $4.6 million for the 2012 Third Quarter. Net income was $0.38 per diluted share for both periods. Total diluted shares were 12.1 million for the 2013 Third Quarter and 11.9 million for the 2012 Third Quarter.

Net Patient Revenues

•	Net patient revenues increased to $64.4 million for the 2013 Third Quarter from $60.7 million for the 2012 Third Quarter, an increase of $3.7 million, or 6.0%, due to an increase in visits of 40,000 from clinics opened and acquired between October 1, 2012 and September 30, 2013 (“New Clinics”) offset by decrease in visits of 4,000 from clinics opened or acquired prior to October 1, 2012 (“Mature Clinics”). The increase was partially offset by a decrease in the net patient revenue per visit of $0.41.

•	Net patient revenues related to New Clinics amounted to $4.6 million for the 2013 Third Quarter and net patient revenues for Mature Clinics decreased by $0.9 million for the 2013 Third Quarter as compared to the 2012 Third Quarter.

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

Other Revenues

Other revenues increased $78,000 in the 2013 Third Quarter to $1,461,000 from $1,383,000 in the 2012 Third Quarter primarily due to additional third-party physical therapy facilities under management.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 75.5% for the 2013 Third Quarter and 75.1% for the 2012 Third Quarter.

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $35.7 million for the 2013 Third Quarter from $33.0 million for the 2012 Third Quarter, an increase of $2.7 million, or 8.2%. Salaries and related costs for New Clinics amounted to $2.9 million for the 2013 Third Quarter. Salaries and related costs for Mature Clinics decreased by $0.2 million for the 2013 Third Quarter as compared to the 2012 Third Quarter. Salaries and related costs as a percentage of net revenues were 54.3% for the 2013 Third Quarter and 53.2% for the 2012 Third Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $12.9 million for the 2013 Third Quarter and $12.4 million for the 2012 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.1 million for the 2013 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.6 million in the 2013 Third Quarter compared to the 2012 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.6% for the 2013 Third Quarter and 19.9% for the 2012 Third Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2013 Third Quarter and $1.3 million for the 2012 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.7% for the 2013 Third Quarter and 2.0% for the 2012 Third Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.0% at September 30, 2013, as compared to 5.8% at December 31, 2012. Our days sales outstanding was 39 days at September 30, 2013 and 42 days at December 31, 2012.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $6.2 million for the 2013 Third Quarter and $5.9 million for the 2012 Third Quarter. As a percentage of net revenues, corporate office costs were 9.5% for both the 2013 Third Quarter and 2012 Third Quarter.

Interest Expense

Interest expense decreased to $133,000 in the 2013 Third Quarter compared to $142,000 in the 2012 Third Quarter due to a lower average outstanding balance under the Credit Agreement during the 2013 period compared to the 2012 period. At September 30, 2013, $14,150,000 was outstanding under our Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $3.0 million for the 2013 Third Quarter and $3.0 million for the 2012 Third Quarter. During the 2013 and 2012 Third Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $2.0 million for the 2013 Third Quarter and $1.7 million for the 2012 Third Quarter. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $2.1 million for the 2013 Third Quarter and $1.8 million for the 2012 Third Quarter or as a percentage of operating income before corporate office costs was 13.0% for the 2013 Third Quarter and 11.5% for the 2012 Third Quarter. The increase is due to more profitable partnerships with a greater non-controlling interest.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

•	Net revenues increased to $195.5 million for the nine months ended September 30, 2013 (“2013 First Nine Months”) from $187.3 million for the nine months ended September 30, 2012 (“2012 First Nine Months”) primarily due to an increase in visits of 63,000 from 1,740,000 for the 2012 First Nine Months to 1,803,000 for the 2013 First Nine Months and an increase in the average net patient revenue per visit for the 2013 First Nine Months to $105.96 from $105.23 in the 2012 First Nine Months.

•	Net income attributable to our common shareholders for the 2013 First Nine Months was $13.6 million versus $14.0 million for the 2012 First Nine Months. Net income was $1.12 per diluted share for the 2013 First Nine Months compared to $1.18 for the 2012 First Nine Months. Total diluted shares were 12.1 million for the 2013 First Nine Months and 11.9 million for the 2012 First Nine Months.

Net Patient Revenues

•	Net patient revenues increased to $191.0 million for the 2013 First Nine Months from $183.0 million for the 2012 First Nine Months, an increase of $8.0 million, or 4.4%, due to an increase in visits, due to New Clinics, and an increase in the net patient revenue per visit of $0.73.

•	Net patient revenues related to New Clinics amounted to $8.6 million for the 2013 First Nine Months and net patient revenues for Mature Clinics decreased by $0.6 million for the 2013 First Nine Months as compared to the 2012 First Nine Months. Patient visits for Mature Clinics in the 2013 First Nine Months were 14,400 less than in the 2012 First Nine Months.

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

Other Revenues

Other revenues were $4.4 million for the 2013 First Nine Months compared to $4.2 million for the 2012 First Nine Months. The increase of $0.2 million was due to having additional third-party physical therapy facilities under management.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were 75.2% for the 2013 First Nine Months and 74.1% for the 2012 First Nine Months.

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $105.3 million for the 2013 First Nine Months from $98.0 million for the 2012 First Nine Months, an increase of $7.3 million, or 7.5%. Salaries and related costs for New Clinics amounted to $5.6 million for the 2013 First Nine Months. Salaries and related costs for Mature Clinics increased by $1.8 million for the 2013 First Nine Months as compared to the 2012 First Nine Months. The increase in salaries and related costs for Mature Clinics is due to the results of the May 2012 Acquisition. The 2013 First Nine Months includes nine months of activity, and the 2012 First Nine Months includes slightly over four months of activity, for the May 2012 Acquisition. Salaries and related costs as a percentage of net revenues were 53.9% for the 2013 First Nine Months and 52.3% for the 2012 First Nine Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $38.2 million for the 2013 First Nine Months and $37.1 million for the 2012 First Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.2 million for the 2013 First Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $1.1 million in the 2013 First Nine Months compared to the 2012 First Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.5% for the 2013 First Nine Months and 19.8% for the 2012 First Nine Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.4 million for the 2013 First Nine Months and $3.6 million for the 2012 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.8% for the 2013 First Nine Months and 2.0% for the 2012 First Nine Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.0% at September 30, 2013, as compared to 5.8% at December 31, 2012. Our days sales outstanding was 39 days at September 30, 2013 and 42 days at December 31, 2012.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, professional, and recruiting fees, were $19.2 million for the 2013 First Nine Months and $18.4 million for the 2012 First Nine Months. As a percentage of net revenues, corporate office costs were 9.8% for the 2013 First Nine Months and for the 2012 First Nine Months.

Interest Expense

Interest expense decreased to $398,000 in the 2013 First Nine Months compared to $449,000 in the 2012 First Nine Months due to a lower average outstanding balance under our Credit Agreement during the 2013 period compared to the 2012 period. At September 30, 2013, $14,150,000 was outstanding under our Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $8.8 million for the 2013 First Nine Months and $9.1 million for the 2012 First Nine Months. During the 2013 and 2012 First Nine Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.3%.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $6.4 million for the 2013 First Nine Months and $6.5 million for the 2012 First Nine Months. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $6.6 million for the 2013 First Nine Months and for the 2012 First Nine Months or as a percentage of operating income before corporate office costs was 13.6% for the 2013 First Nine Months and 13.7% for the 2012 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2013, we had $12.1 million in cash compared to cash of $11.7 million at December 31, 2012. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability of $60.9 million under our $75.0 million Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least September 2014. Significant acquisitions of clinics and/or non-controlling interests would likely require financing under our Credit Agreement.

During the 2013 First Nine Months, $28.9 million was provided by operations. The major uses of cash included: purchases of businesses ($10.1 million), distributions to non-controlling interest partners ($6.6 million), purchases of fixed assets ($3.5 million), payments of cash dividends to our shareholders ($3.6 million), net pay down on our Credit Agreement ($3.3 million) and payments for acquisitions of non-controlling interests ($1.7 million).

Effective August 27, 2007, we entered into a credit agreement with a commitment for a $30.0 million revolving credit facility which was increased to $50.0 million effective June 4, 2008 and increased to $75.0 million effective July 14, 2011 (the “Credit Agreement”). Effective March 18, 2009, we amended the Credit Agreement to permit us to purchase up to $15,000,000 of our common stock subject to compliance with certain covenants, including the requirement that after giving effect to any stock purchase, our consolidated leverage ratio (as defined in the Credit Agreement) be less than 1.0 to 1.0 and that any stock repurchased be retired within seven days of purchase. Effective October 13, 2010, we amended the Credit Agreement to extend the maturity date from August 31, 2011 to August 31, 2015. In addition, the Credit Agreement was amended to adjust the pricing grid which is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.6% to 2.5% or the applicable spread over the Base Rate ranging from .1% to 1%. Effective October 24, 2012, we amended the Credit Agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants. On December 3, 2012, we amended the Credit to allow the Company to pay a special dividend of $0.40 per share. The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. Fees under the Credit Agreement include an unused commitment fee ranging from .1% to .25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On September 30, 2013, $14,150,000 was outstanding under the Credit Agreement resulting in $60,850,000 of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing a portion of the purchase price of our acquisitions. Our presently outstanding notes payable relate to acquisitions that occurred in 2013, 2012 and 2011. At September 30, 2013, the balance on these notes payable was $975,000.

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

There is no expiration date for the share repurchase program. As of September 30, 2013, there are currently an additional estimated 341,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2013.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

•	Changes as a result of healthcare reform legislation, and implementation thereof, may affect our business.

•	Uncertain economic conditions and the historically high unemployment rate in the United States may have material adverse impacts on our business and financial condition that we currently cannot predict.

•	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

•	We also depend upon our ability to recruit and retain experienced physical and occupational therapists.

•	Our revenues may fluctuate seasonally due to weather.

•	Our operations are subject to extensive regulation.

•	We operate in a highly competitive industry.

•	We may incur closure costs and losses.

•	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

•	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as amended. These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status,

•	business and regulatory conditions including federal and state regulations;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	changes as the result of government enacted national healthcare reform;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At September 30, 2013, $14,150,000 was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at September 30, 2013, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $141,500.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 7, 2013	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith