Form 10-K
period 2013-12-31
U S PHYSICAL THERAPY INC /NV
filed 2014-03-11
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2013 was $250,528,000 based on the closing sale price reported on the NYSE for the registrant’s common stock on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2014, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,198,365.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders	PART III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	business and regulatory conditions including federal and state regulations;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

Our strategy is to develop outpatient physical therapy clinics and acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2013, we operated 472 clinics in 43 states. The average age of the 472 clinics in operation at December 31, 2013 was 8.5 years. There were 367 clinics operated under Clinic Partnerships and 105 were operated as Wholly-Owned Facilities. Of the 472 clinics, we developed 298 and acquired 174. Our highest concentration of clinics are in the following states—Tennessee, Texas, Michigan, Maryland, Georgia, Washington, Pennsylvania, Wisconsin, New Jersey, Indiana, Oklahoma, Virginia, Missouri and Arizona. In addition to our 472 clinics, at December 31, 2013, we also managed 18 physical therapy practices for third parties, primarily physicians.

During the last three years, we completed the following multi-clinic acquisitions:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquistion	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

In addition to the five multi-clinic acquisitions detailed above, in 2013, we acquired three individual clinics in separate transactions. In addition to the May 2012 Acquisition, in 2012, we acquired seven individual clinics in separate transactions. Two of the acquired clinic practices operate in two separate partnerships and the remaining five operate as satellites of existing partnerships.

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that a substantial number of clinic groups operate more than one clinic location. In 2014, we intend to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2013, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

In the majority of the Clinic Partnership agreements, the therapist partner began with a 20% interest in their Clinic Partnership earnings which increased by 3% at the end of each year thereafter up to a maximum interest of 35%.

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

The following table shows our payor mix for the years ended:

	December 31, 2013		December 31, 2012		December 31, 2011
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Program	$58,680	22.8%	$73,244	30.0%	$65,799	29.1%
Commercial Health Insurance	79,148	30.6%	57,066	23.4%	52,517	23.3%
Medicare/Medicaid	60,697	23.5%	58,730	24.1%	56,095	24.8%
Workers’ Compensation Insurance	45,221	17.5%	42,086	17.2%	39,203	17.4%
Other	14,537	5.6%	12,974	5.3%	12,190	5.4%

Total	$258,283	100.0%	$244,100	100.0%	$225,804	100.0%

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

During the year ended December 31, 2013, approximately 25.0% of our visits and 21.7%% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed clinics will generally become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. However, we cannot assure you that newly developed clinics will be successful in becoming eligible as Medicare providers.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through March 31, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through March 31, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. Unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect automatic reductions in the MPFS will commence on April 1, 2014.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2013, the annual Limit on outpatient therapy services was $1,900 for Physical Therapy and Speech Language Pathology Services combined and $1,900 for Occupational Therapy Services. Effective January 1, 2014, the annual Limit on outpatient therapy services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings through March 31, 2014. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Caps will no longer apply to such services starting as of April 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. The Bipartisan Budget Act of 2013 extended the exceptions process for outpatient Therapy Caps through March 31, 2014. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. Unless Congress extends the exceptions process, the Therapy Caps will apply to all claims regardless of medical necessity beginning April 1, 2014. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Bipartisan Budget Relief Act of 2013 extended through March 31, 2014 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold. In addition, as of January 1, 2013, CMS implemented a claims based data collection strategy that is designed to assist in reforming the Medicare payment system for outpatient therapy. Since January 1, 2013, all therapy claims must include additional codes and modifiers providing information about the beneficiary’s functional status at the outset of the therapy episode of care, specified points during treatment, and at the time of discharge. Effective July 1, 2013, claims submitted without the appropriate codes and modifiers are returned unpaid.

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

The Physician Quality Reporting System, or “PQRS,” is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by “eligible professionals.” Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in substantial compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

We believe that our operations substantially comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

Other Regulatory Factors. Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of federal or state healthcare reform measures or future private sector reform may have on our business.

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

EMPLOYEES

At December 31, 2013, we employed 2,805 people, of which 1,886 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

ITEM 1A.—RISK FACTORS.

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

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. See “Business- Sources of Revenue” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

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

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to (1) facility and professional licensure, including certificates of need, (2) conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse and physician self-referral, (3) addition of facilities and services and enrollment of newly developed facilities in the Medicare program, (4) payment for services and (5) safeguarding protected health information.

Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with the existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification of accreditation. These consequences could have an adverse effect on our company.

Decreases in Medicare reimbursement rates, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services will adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. The MPFS rates are automatically updated annually based on a formula, called the SGR formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through March 31, 2014, CMS or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through March 31, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. Unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect automatic reductions in the MPFS will commence on April 1, 2014.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2013, the annual Limit on outpatient therapy services was $1,900 for Physical Therapy and Speech Language Pathology Services combined and $1,900 for Occupational Therapy Services. Effective January 1, 2014, the annual Limit on outpatient services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings through March 31, 2014. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Caps will no longer apply to such services starting as of April 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. The Bipartisan Budget Act of 2013 extended the exceptions process for outpatient Therapy Caps through March 31, 2014. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. Unless Congress extends the exceptions process, the Therapy Caps will apply to all claims regardless of medical necessity beginning April 1, 2014. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the MCTRA, since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Bipartisan Budget Relief Act of 2013 extended through March 31, 2014 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold. In addition, as of January 1, 2013, CMS implemented a claims based data collection strategy that is designed to assist in reforming the Medicare payment system for outpatient therapy. Since January 1, 2013, all therapy claims must include additional codes and modifiers providing information about the beneficiary’s functional status at the outset of the therapy episode of care, specified points during treatment, and at the time of discharge. Effective July 1, 2013, claims submitted without the appropriate codes and modifiers are returned unpaid.

CMS adopted a MPPR for therapy services in the final update to the MPFS for calendar year 2011. During 2011, the MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the RVU for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction of the practice expense component to 50%, on subsequent therapy procedures in either setting, effective April 1, 2013.

In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since July 1, 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. Since July 1, 2013, CMS has rejected claims if the required data is not included in the claim.

The PQRS is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by “eligible professionals.” Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in substantial compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

If we fail to effectively and timely transition to the ICD-10 coding system, our operations could be adversely affected.

Health plans and providers are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2013, approximately 76.5% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 23.5% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. We may find it necessary or prudent to refinance our outstanding indebtedness with longer-maturity debt at a higher interest rate. Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by the current global economic and financial conditions. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.

Our Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Credit Agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries’ ability to, among other things: incur additional indebtedness; pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; make certain investments; sell or transfer assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates.

Under our Credit Agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance we will continue to meet those ratios. A breach of any of these covenants could result in a default under our Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders thereunder could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit.

Risks Relating to Our Outstanding Common Stock

Our stock price could be volatile, which could cause you to lose part or all of your investment.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2013, our stock price ranged from a low of $22.80 per share (on March 11, 2013) to a high of $35.84 per share (on December 31, 2013). Factors, such as announcements concerning changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

At December 31, 2013, we had reserved approximately 38,700 shares of common stock for issuance under outstanding options and 648,000 shares for future equity grants. Of these shares, 148,000 of common stock are registered for sale or resale on currently effective registration statements and 500,000 have been approved by stockholders and will be registered for sale or resale in early 2014. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 10, 2014, there were 64 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2013		2012
Quarter	High	Low	High	Low
First	$28.24	$22.80	$23.39	$18.51
Second	31.56	22.84	25.46	22.52
Third	32.15	26.91	28.40	23.75
Fourth	35.84	29.55	28.24	22.69

During 2013, we paid a quarterly dividend of $0.10 per share totaling $0.40 per share for 2013, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2013 of approximately $4.8 million. During 2012, we paid a quarterly dividend of $0.09 per share and a special dividend in December 2012 of $0.40 per share, totaling $0.76 per share for 2012, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2012 of approximately $9.0 million. In 2014, our Board of Directors declared a quarterly dividend of $0.12 per share payable to shareholders of record on March 19, 2014 to be paid on April 4, 2014. We are currently restricted from paying dividends in excess of $7,500,000 in any fiscal year on our common stock under the Credit Agreement.

FIVE YEAR PERFORMANCE GRAPH

The performance graph and related description shall not be deemed incorporated by reference into any filing under the Securities Act or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference. In addition, the performance graph and the related description shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C.

Prior to August 14, 2012, our common stock traded on the NASDAQ Stock Market. On August 14, 2012, our common stock began trading on the New York Stock Exchange (“NYSE”). The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2008 through December 31, 2013. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2008 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2013

	12/08	12/09	12/10	12/11	12/12	12/13
U. S. Physical Therapy, Inc.	100	127	149	148	207	265
NYSE Composite	100	125	138	130	147	181
NYSE Healthcare Index	100	120	122	132	148	192

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data from continuing operations should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share data)
Net revenues	$264,058	$249,651	$231,523	$208,646	$199,458
Income from continuing operations including noncontrolling interests, net of tax	$26,003	$26,640	$26,679	$24,083	$19,732
Net income including noncontrolling interests	$20,996	$26,217	$29,783	$24,700	$19,974
Net income attributable to common shareholders	$17,492	$18,212	$18,812	$15,305	$11,380

Basic earnings per share attributable to common shareholders:	$1.45	$1.54	$1.60	$1.32	$0.97
Diluted earnings per share attributable to common shareholders:	$1.45	$1.53	$1.57	$1.30	$0.95

Dividends declared and paid per common share	$0.40	$0.76	$0.32	$—	$—

	On December 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Total assets	$224,135	$171,714	$163,252	$140,861	$111,429
Long-term debt, less current portion	$40,650	$17,575	$23,784	$5,750	$400
Working capital	$26,488	$29,015	$29,343	$25,053	$18,255
Current ratio	2.14	2.78	2.80	2.76	2.24
Total long-term debt to total capitalization	0.27	0.13	0.20	0.05	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers.

During 2013, 2012 and 2011, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquistion	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

In addition to the five multi-clinic acquisitions detailed above, in 2013, we acquired three individual clinics in separate transactions. In addition to the May 2012 Acquisition, in 2012, we acquired seven individual clinics in separate transactions. Two of the acquired clinic practices operate in two separate partnerships and the remaining five operate as satellites of existing partnerships.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

On September 30, 2013, we sold the remainder of our physician services business. Previously, the Company closed its two physician services facilities – one in August 2013 and the other in December 2012. As previously disclosed in the Company’s public filings, the physician services business incurred negative gross margins in 2012 and through the first nine months of 2013. Revenues from physician services were generated by patient visits, franchise arrangements and fees from third parties. The results of operations and the loss on the sale of the physician services business have been reclassified to discontinued operations for all periods presented.

The following table details the losses from discontinued operations reported for the physician services business (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Net revenues	$864	$2,435	$5,483
Operating costs	1,537	2,761	702

Gross margin	(673)	(326)	4,781
Direct general and administrative expenses less proceeds	1,176	278	278
Write off of goodwill and other intangible assets	6,338	—	—

	(8,187)	(604)	4,503
Tax benefit	3,180	181	(1,399)

(Loss) income from discontinued operations	$(5,007)	$(423)	$3,104

At December 31, 2013, we operated 472 clinics in 43 states. The average age of our clinics at December 31, 2013 was 8.5 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 18 third-party facilities under management as of December 31, 2013.

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

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2013. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $736,000 for the year ended December 31, 2013. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2013, 2012 and 2011 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2013	2012
Gross patient accounts receivable	$73,636	$64,101
Less contractual allowances	41,386	36,533

Subtotal - accounts receivable	32,250	27,568
Less allowance for doubtful accounts	1,430	1,595

Net patient accounts receivable	$30,820	$25,973

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2013			December 31, 2012
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$10,762	$1,336	$12,098	$9,308	$1,648	$10,956
Medicare/Medicaid	6,943	996	7,939	5,451	1,089	6,540
Workers Compensation*	6,883	1,009	7,892	5,425	1,027	6,452
Self-pay	1,236	1,347	2,583	878	1,307	2,185
Other**	1,137	601	1,738	793	642	1,435

Totals	$26,961	$5,289	$32,250	$21,855	$5,713	$27,568

*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business—Sources of Revenue” in Item 1.

Provision for Doubtful Accounts. We determine our provision for doubtful accounts based on the specific agings and payor classifications at each clinic. We review the accounts receivable aging and rely on prior experience with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have a large number of aged accounts generally have less favorable collection experience, and thus, require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt allowance. The amount of our aggregate allowance for doubtful accounts is regularly reviewed for adequacy in light of current and historical experience.

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

We do not believe that we have any significant uncertain tax positions at December 31, 2013, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2013 and 2012.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2013, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2013, 2012 and 2011 did not result in any goodwill amounts that were deemed impaired.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2013	Year ended December 31, 2013
2012	Year ended December 31, 2012
2011	Year ended December 31, 2011
New Clinics	Clinics opened or acquired during the year ended December 31, 2013
Mature Clinics	Clinics opened or acquired prior to January 1, 2013
2012 New Clinics	Clinics opened or acquired during the year ended December 31, 2012
2012 Mature Clinics	Clinics opened or acquired prior to January 1, 2012
2011 New Clinics	Clinics opened or acquired during the year ended December 31, 2011
2011 Mature Clinics	Clinics opened or acquired prior to January 1, 2011

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2013	2012	2011
Number of clinics, at the end of period	472	431	416
Working Days	255	255	255
Average visits per day per clinic	21.5	21.7	20.9
Total patient visits	2,440,590	2,313,814	2,161,012

Net patient revenue per visit	$105.83	$105.50	$104.49

RESULTS OF OPERATIONS

FISCAL YEAR 2013 COMPARED TO FISCAL 2012

•	Net revenues rose 5.8 % to $264.1 million for 2013 from $249.7 million for 2012 primarily due to increases in net patient revenues which is discussed in detail below.

•	Reported net income attributable to common shareholders for 2013 decreased 4.0% to $17.5 million from $18.2 million in 2012. Diluted earnings per share were $1.45 for 2013 and $1.53 for 2012.

Net Patient Revenues

•	Net patient revenues increased to $258.3 million for 2013 from $244.1 million for 2012, an increase of $14.2 million, or 5.8%. The increase in net patient revenues of $14.2 million consisted of an increase of $12.4 million from New Clinics and $1.8 million from Mature Clinics. During 2013, we acquired five multi-clinic groups for a total of 42 clinics. The average net patient revenue per visit increased to $105.83 in 2013 from $105.50 in 2012. The net patient revenues are included in our results since the respective date of their acquisition. See above table.

•	Total patient visits increased to 2,441,000 for 2013 from 2,314,000 for 2012. The growth in patient visits was attributable to 110,000 visits in New Clinics primarily due to the acquisitions in 2013 and an increase of 17,000 visits for Mature Clinics.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $224,000 from $5.6 million to $5.8 million, This increase was primarily due to an increase in the number of management contracts. On December 31, 2013, we managed 18 third-party physical therapy facilities versus 15 on December 31, 2012.

Clinic Operating Costs

Clinic operating costs were $199.4 million, or 75.5% of net revenues, for 2013 and $186.7 million, or 74.8% of net revenues, for 2012. The increase was primarily attributable to $10.2 million in operating costs of New Clinics and an increase in operating costs of $6.3 million for 2012 New Clinics offset by a decrease in operating costs of $3.8 million for 2012 Mature Clinics. Included in the 2013 results is a pre-tax charge of $0.9 million related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years. Without this charge, operating costs for 2012 Mature Clinics would have been reduced by $4.7 million. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $141.8 million for 2013 from $131.6 million for 2012, an increase of $10.2 million, or 7.8%. Approximately $7.5 million of the increase was attributable to New Clinics. The remaining $2.7 million of the increase was due to $4.4 million in higher costs at various 2012 New Clinics offset by a decrease of $1.7 million in costs at 2012 Mature Clinics. Salaries and related costs as a percentage of net revenues was 53.7% for 2013 and 52.7% for 2012.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $52.9 million for 2013 from $50.1 million for 2012, an increase of $2.8 million, or 5.6%. For 2013, New Clinics accounted for approximately $2.8 million of the increase and 2012 New Clinics accounted for approximately $1.6 million of the increase due to a full year of activity for clinics developed or acquired in 2012. Rent, clinic supplies and other costs for 2012 Mature Clinics decreased $1.6 million in 2013 as compared to 2013 due to cost containment efforts. Included in the rent, clinic supplies and other costs for 2012 Mature Clinics is a pre-tax charge of $850,000 related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years. Without this charge, rent, clinic supplies and other costs for 2012 Mature Clinics would have decreased by $2.5 million. Rent, clinic supplies and other costs as a percent of net revenues was 20.0% for 2013 and 20.1% for 2012.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables of $4.4 million as a percentage of net patient revenues was 1.7% for 2013. The provision for doubtful accounts for net patient receivables of $4.7 million as a percentage of net patient revenues was 1.9% for 2012. During 2012, we recorded a reserve for a receivable from a management contract of $0.1 million.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 4.4% at December 31, 2013 and 5.8% at December 31, 2012. Without the effects of the receivables related to the clinics acquired in December 2013, which are initially recorded at net realizable value, our allowance for bad debts as a percentage of patient accounts receivable was 4.79%. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 39 days at December 31, 2013 and 42 days at December 31, 2012. Net patient receivables in the amount of $4.4 million and $4.9 million were written-off in 2013 and 2012, respectively.

Closure Costs

For 2013, closure costs amounted to $246,000. In 2012, closure costs amounted to $211,000.

Gross Margin

In 2013, the gross margin increased by $1.8 million, or 2.8%, as compared to 2012. The gross margin percentage for 2013 was 24.5% as compared to 25.2% for 2012.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $25.9 million for 2013 and $24.5 million for 2012. Corporate office costs as a percentage of net revenues was 9.8% for both 2013 and 2012.

Interest Expense

Interest expense decreased to $538,000 for 2013 from $557,000 for 2012 primarily due to lower average borrowings throughout the year. At December 31, 2013, $40.0 million was outstanding under our revolving credit facility, however, $36.0 million was drawn on December 13, 2013 resulting in a minimal effect on interest expense and average borrowings for 2013. See “Liquidity and Capital Resources” below for a discussion of the terms of our new revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $12.2 million for 2013 and $11.2 million for 2013. For 2013, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 41.1%. For 2013, the provision for income taxes for the 2013 period includes an adjustment of $393,000 related to the true-up of our 2012 tax provision based on a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interests is 40% for 2013 and we expect it to be at a comparable tax rate in 2014. In 2012, the income tax provision was reduced by $350,000 related to a taxable deduction charged to additional-paid-in-capital for the reduction of a subsidiary intercompany loan and included a charge of $162,000 for a true-up of our 2011 tax provision.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $8.5 million in 2013 and $8.4 million in 2012. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 13.2% in 2013 compared to 13.4% in 2012. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

FISCAL YEAR 2012 COMPARED TO FISCAL 2011

•	Net revenues rose 7.8 % to $249.7 million for 2012 from $231.5 million for 2011 due to increases in net patient revenues offset partially by a $168,000 decrease in other revenues. The 2012 results includes seven months of operations of the May 2012 Acquisition. The 2011 results include five months of operations of the July 2011 Acquisition.

•

Reported net income attributable to common shareholders for 2012 decreased 3.2% to $18.2 million from $18.8 million in 2011. Diluted earnings per share were $1.53 for 2012 and $1.57 for 2011. Included in the 2011 results is a pretax gain of $5.4 million related to a purchase price settlement on the

February 2010 Acquisition that occurred beyond our purchase price measurement date. Excluding this 2011 gain, diluted earnings per share from operations would have been $1.17 for 2011. In comparison to adjusted diluted earnings per share of $1.17 for 2011, the 2012 diluted earnings per share of $1.53 represents an increase of 30.7% in 2012 from 2011. See table below (in thousands).

	Year Ended December 31,
	2012	2011
Net income attributable to common shareholders from continuing operations	$18,212	$18,812
Gain on purchase price settlement of $5,434 less tax effect of $629	—	(4,805)

Adjusted net income attributable to common shareholders	$18,212	$14,007

Adjusted net income attributable to common shareholders per diluted share	$1.53	$1.17

Net Patient Revenues

•	Net patient revenues increased to $244.1 million for 2012 from $225.8 million for 2011, an increase of $18.3 million, or 8.1%, primarily due to an increase in patient visits from 2.2 million to 2.3 million. The increase in net patient revenues of $18.3 million consisted of an increase of $12.7 million from Mature Clinics and $5.6 million from New Clinics. The $12.7 million from Mature Clinics is primarily due to the July 2011 Acquisition. The 2012 results include 12 months of operations of the July 2011 Acquisition and the 2011 results include five months of operations.

•	Total patient visits increased to 2,314,000 for 2012 from 2,161,000 for 2011. The growth in patient visits was attributable to 51,000 visits in New Clinics, primarily due to the May 2012 Acquisition, and an increase of 102,000 visits for Mature Clinics, primarily due to the July 2011 Acquisition.

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

Other Revenues

Other revenues decreased by $168,000 from $5.7 million to $5.6 million due to a management contract termination in December 2011.

Clinic Operating Costs

Clinic operating costs were 74.8% of net revenues for 2012 and 75.9% of net revenues for 2011. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $131.6 million for 2012 from $124.8 million for 2011, an increase of $6.8 million, or 5.4%. Approximately $3.7 million of the increase was attributable to New Clinics. The remaining $3.1 million of the increase was due to $5.9 million in higher costs at various 2011 New Clinics offset by a decrease of $2.8 million in costs at 2011 Mature Clinics. Salaries and related costs as a percentage of net revenues was 52.7% for 2012 and 53.9% for 2011.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $50.1 million for 2012 from $47.0 million for 2011, an increase of $3.1 million, or 6.6%. For 2012, New Clinics accounted for approximately $1.7 million of the increase and 2011 New Clinics accounted for approximately $4.0 million of the increase due to a full year of activity for clinics developed or acquired in 2011. Rent, clinic supplies and other costs for 2011 Mature Clinics decreased $2.6 million in 2012 as compared to 2011 due to cost containment efforts. Rent, clinic supplies and other costs as a percent of net revenues was 20.1% for 2012 and 20.3% for 2011.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables of $4.7 million as a percentage of net patient revenues was 1.9% for 2012. The provision for doubtful accounts for net patient receivables of $3.8 million was 1.6% for 2011. During 2012, we recorded a reserve for a receivable from a management contract of $0.1 million.

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

Gross Margin

In 2012, the gross margin increased by $7.0 million, or 12.6%, as compared to 2011 due to increased visits and net patient revenue per visit. The gross margin percentage for 2012 was 25.2% as compared to 24.1% for 2011.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $24.5 million for 2012 and $24.4 million for 2011. Corporate office costs were reduced as a percentage of net revenues to 9.8% for 2012 from 10.6% for 2011.

Interest and Other Income, net

Interest and other income, net for 2011 included a pretax gain of $5.4 million related to a purchase price settlement on the February 2010 Acquisition that occurred beyond our purchase price measurement date. The settlement included $1.5 million in cash, $0.1 million in debt forgiveness and $3.8 million in exchange of the remaining non-controlling interest.

Interest Expense

Interest expense increased to $557,000 for 2012 from $496,000 for 2011 primarily due to higher average borrowings. At December 31, 2012, $17.4 million was outstanding under our revolving credit facility. See “Liquidity and Capital Resources” below for a discussion of the terms of our revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $11.2 million for 2012 and $9.7 million for 2011. For 2012, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 38.1%. In 2012, the income tax provision was reduced by $350,000 related to a taxable deduction charged to additional-paid-in-capital for the reduction of a subsidiary intercompany loan and included a charge of $162,000 for a true-up of our 2011 tax provision based on a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts. For 2011, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 34.6%. Of the $5.4 million gain mentioned above, $3.8 million was non taxable.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $8.5 million in 2012 compared to $7.8 million in 2011. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 13.4% in 2012 compared to 14.1% in 2011. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2013, we had $12.9 million in cash and cash equivalents compared to $11.7 million at December 31, 2012. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and single practice acquisitions and investments through at least December 2014. The amount outstanding under our revolving credit facility was $40.0 million at December 31, 2013 compared to $17.4 million at December 31, 2012. At December 31, 2013, we had $85 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

The increase in cash and cash equivalents of $1.2 million from December 31, 2012 to December 31, 2013 was due primarily to $44.8 million provided by operations, $22.6 million net proceeds on our revolving line of credit, $0.7 million from the tax benefit of stock options exercised, $0.7 million from the sale of business, non-controlling interests and fixed assets. The major uses of cash for investing and financing activities included: purchase of businesses ($46.6 million), distributions to non-controlling interests ($9.2 million), payments of cash dividends to our shareholders ($4.8 million), purchases of fixed assets ($4.6 million), acquisitions of non-controlling interests ($1.9 million), and payments on notes payable ($0.5 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement. On December 31, 2013, $40.0 million was outstanding on the revolving credit facility resulting in $85.0 million of availability, and we were in compliance with all of the covenants thereunder.

The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015. The purchase price for the 50% interest in the April 2013 Acquisition was

$2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015. The purchase price for the 60% interest in the December 9, 2013 Acquisition was $1.7 million in cash. The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that is payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015. The aggregate purchase price for the three individual clinics acquired in 2013 was $238,000. Through 15 separate transactions during 2013, the Company purchased partnership interests in 10 partnerships and sold interests in five partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid, was $1.9 million and the proceeds for the sales was $0.8 million, which included cash of $0.2 million and notes receivable of $0.6 million.

The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. In addition to the May 2012 Acquisition, in 2012, the Company, through its subsidiaries, purchased seven outpatient therapy practices in seven transactions for aggregate cash consideration of $1,938,000 and, in one transaction a $100,000 note payable. In addition, in 15 separate transactions during 2012, we purchased partnership interests in 15 partnerships in which we had an existing controlling interest. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $2.2 million, which included $0.2 million of undistributed earnings. The remaining purchase price of $2.0 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. During 2012, we sold interests in the range of 0.64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

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

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions in selected markets. We have from time to time purchased the non-controlling interests of limited partners in our Clinic Partnerships. We may purchase additional non-controlling interests in the future. Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using a combination of cash and financing. Any large acquisition would likely require financing.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2013 are summarized as follows (in thousands):

Contractual Obligation	Total	2014	2015	2016	2017	2018	Thereafter
Credit Agreement and Notes Payable	$41,475	$825	$650	$—	$—	$40,000	$—
Interest Payable	$69	48	21	—	—	—	—
Employee Agreements	$22,636	18,148	3,748	701	39	—	—
Operating Leases	$67,622	22,563	18,263	12,761	7,859	4,274	1,902

	$131,802	$41,584	$22,682	$13,462	$7,898	$44,274	$1,902

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and non-controlling interests that occurred in 2013 and 2012. For those acquisitions, we entered into several notes payables aggregating $1.7 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2013, the balance on these notes payable was $1.5 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of December 31, 2013, we have accrued $2.4 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2014.

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

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our prior credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Under the March 2009 Authorization, we have purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement permits the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during 2012 or 2013.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 14 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	business and regulatory conditions including federal and state regulations;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

See Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2013 was seller notes of $1.5 million and an outstanding balance on our Credit Agreement of $40.0 million. The outstanding balance under our Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $400,000 of interest expense. See Note 8 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of net income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of ARC Rehabilitation Services, LLC, a 90% owned subsidiary, whose financial statements reflect total assets and revenues constituting 1.1% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, ARC Rehabilitation Services, LLC was acquired during 2013. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ARC Rehabilitation Services, LLC.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 11, 2014

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,898	$11,671
Patient accounts receivable, less allowance for doubtful accounts of $1,430 and $1,595, respectively	30,820	25,973
Accounts receivable - other, less allowance for doubtful accounts of $198 and $514, respectively	1,844	1,703
Other current assets	4,098	5,975

Total current assets	49,660	45,322
Fixed assets:
Furniture and equipment	38,965	36,316
Leasehold improvements	21,891	20,858

	60,856	57,174
Less accumulated depreciation and amortization	45,896	44,158

	14,960	13,016
Goodwill	143,955	100,188
Other intangible assets, net	14,479	12,146
Other assets	1,081	1,042

	$224,135	$171,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,722	$1,732
Accrued expenses	20,625	14,116
Current portion of notes payable	825	459

Total current liabilities	23,172	16,307
Notes payable	650	175
Revolving line of credit	40,000	17,400
Deferred rent	996	894
Other long-term liabilities	4,196	2,279

Total liabilities	69,014	37,055

Commitments and contingencies

Redeemable non-controlling interests	4,104	—

Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,315,882 and 14,129,651 shares issued, respectively	143	141
Additional paid-in capital	40,569	37,489
Retained earnings	119,206	111,321
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)

Total U. S. Physical Therapy, Inc. shareholders’ equity	128,290	117,323
Noncontrolling interests	22,727	17,336

Total equity	151,017	134,659

	$224,135	$171,714

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net patient revenues	$258,283	$244,100	$225,804
Other revenues	5,775	5,551	5,719

Net revenues	264,058	249,651	231,523

Clinic operating costs:
Salaries and related costs	141,840	131,604	124,820
Rent, clinic supplies, contract labor and other	52,887	50,102	46,998
Provision for doubtful accounts	4,384	4,824	3,778
Closure costs	246	211	59

Total clinic operating costs	199,357	186,741	175,655

Gross margin	64,701	62,910	55,868

Corporate office costs	25,931	24,504	24,440

Operating income from continuing operations	38,770	38,406	31,428

Interest and other income, net	7	6	5,445
Interest expense	(538)	(557)	(496)

Income before taxes from continuing operations	38,239	37,855	36,377
Provision for income taxes	12,236	11,215	9,698

Net income from continuing operations including non-controlling interests	26,003	26,640	26,679
Discontinued operations, net of tax benefit of $3,180 and $181 and provision of $1,399	(5,007)	(423)	3,104

Net income including non-controlling interests	20,996	26,217	29,783
Less: net income attributable to non-controlling interests	(8,273)	(8,284)	(8,809)

Net income attributable to common shareholders	$12,723	$17,933	$20,974

Basic earnings per share attributable to common shareholders:
From continuing operations	$1.45	$1.54	$1.60
From discontinued operations	(0.40)	(0.02)	0.18

Basic	$1.05	$1.52	$1.78

Diluted earnings per share attributable to common shareholders:
From continuing operations	$1.45	$1.53	$1.57
From discontinued operations	(0.40)	(0.02)	0.18

Diluted	$1.05	$1.51	$1.75

Shares used in computation:
Basic	12,063	11,804	11,814

Diluted	12,082	11,904	11,977

Dividends declared per common share	$0.40	$0.76	$0.32

Earnings attributable to common shareholders:
From continuing operations	$17,492	$18,212	$18,812
From discontinued operations	(4,769)	(279)	2,162

	$12,723	$17,933	$20,974

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U. S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Noncontrolling Interests	Total

	Shares	Amount			Shares	Amount
	(In thousands)
Balance December 31, 2010	13,893	$139	$45,570	$89,876	(2,215)	$(31,628)	$103,957	$12,426	$116,383
Proceeds from exercise of stock options	139	—	—	—	—	—	—	—	—
Net tax benefit from exercise of stock options	—	—	217	—	—	—	217	—	217
Issuance of restricted stock	160	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(18)	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	2,032	—	—	—	2,032	—	2,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	199	—	—	—	199	—	199
Purchase of business	—	—	—	—	—	—	—	8,096	8,096
Acquisition of noncontrolling interests	—	—	(11,885)	—	—	—	(11,885)	(1,198)	(13,083)
Settlement of purchase price	—	—	—	—	—	—	—	(3,835)	(3,835)
Purchase and retirement of treasury stock	(255)	—	—	(4,656)	—	—	(4,656)	—	(4,656)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,767)	(9,767)
Cash dividends to shareholders	—	—	—	(3,789)	—	—	(3,789)	—	(3,789)
Net income	—	—	—	20,974	—	—	20,974	8,809	29,783

Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580

Proceeds from exercise of stock options	130	2	20	—	—	—	22	—	22
Net tax benefit from exercise of stock options	—	—	1,209	—	—	—	1,209	—	1,209
Issuance of restricted stock	81	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	2,102	—	—	—	2,102	—	2,102
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	135	—	—	—	135	—	135
Purchase of business	—	—	—	—	—	—	—	2,892	2,892
Acquisitions and sales of noncontrolling interests, net	—	—	(955)	—	—	—	(955)	(244)	(1,199)
Contribution of noncontrolling interest partners	—	—	—	—	—	—	—	49	49
Transfer of losses from noncontrolling interests	—	—	(1,155)	—	—	—	(1,155)	1,155	—
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,332)	(9,332)
Cash dividends to shareholders	—	—	—	(9,017)	—	—	(9,017)	—	(9,017)
Net income	—	—	—	17,933	—	—	17,933	8,285	26,218

Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659

Proceeds from exercise of stock options	17	2	45	—	—	—	47	—	47
Net tax benefit from exercise of stock options	—	—	695	—	—	—	695	—	695
Issuance of restricted stock	175	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	2,743	—	—	—	2,743	—	2,743
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	248	—	—	—	248	—	248
Purchase of business	—	—	—	—	—	—	—	10,541	10,541
Acquisitions and sales of noncontrolling interests, net	—	—	(651)	—	—	—	(651)	(155)	(806)
Reclass to redeemable non-controlling interests	—	—	—	—	—	—	—	(4,104)	(4,104)
Distributions to noncontrolling interest partners	—	—	—	—	—	—	—	(9,164)	(9,164)
Cash dividends to shareholders	—	—	—	(4,838)	—	—	(4,838)	—	(4,838)
Net income	—	—	—	12,723	—	—	12,723	8,273	20,996

Balance December 31, 2013	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income including noncontrolling interests	$20,996	$26,218	$29,783
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,562	5,287	5,449
Provision for doubtful accounts	4,384	4,848	3,785
Gain on purchase price settlement	—	—	(5,435)
Equity-based awards compensation expense	2,743	2,102	2,032
Loss (gain) on sale of business and fixed assets	7,335	175	182
Excess tax benefit from exercise of stock options	(695)	(1,351)	(217)
Deferred income tax	2,369	3,738	3,833
Other	—	—	437
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,389)	(1,663)	(5,147)
Increase in accounts receivable - other	(5)	(561)	(990)
(Increase) decrease in other assets	1,803	(585)	(1,972)
(Decrease) increase in accounts payable and accrued expenses	4,833	(340)	1,190
(Decrease) increase in other liabilities	859	1,381	(275)

Net cash provided by operating activities	44,795	39,249	32,655

INVESTING ACTIVITIES
Purchase of fixed assets	(4,637)	(4,234)	(3,222)
Purchase of businesses, net of cash acquired	(46,628)	(7,929)	(9,451)
Acquisitions of noncontrolling interests	(1,876)	(2,244)	(20,439)
Sale of noncontrolling interests	233	239	—
Settlement of purchase price	—	—	1,500
Proceeds on sale of business and fixed assets, net	459	64	6

Net cash used in investing activities	(52,449)	(14,104)	(31,606)

FINANCING ACTIVITIES
Distributions to noncontrolling interests	(9,164)	(9,332)	(9,767)
Cash dividends to shareholders	(4,838)	(9,017)	(3,789)
Purchase and retire of common stock	—	—	(4,656)
Proceeds from revolving line of credit	150,800	79,900	118,900
Payments on revolving line of credit	(128,200)	(86,000)	(100,900)
Payment of notes payable	(459)	(434)	(250)
Tax benefit from stock options exercised	695	1,351	217
Other	47	75	—

Net cash provided by (used in) financing activities	8,881	(23,457)	(245)

Net increase in cash and cash equivalents	1,227	1,688	804
Cash and cash equivalents - beginning of period	11,671	9,983	9,179

Cash and cash equivalents - end of period	$12,898	$11,671	$9,983

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,111	$6,361	$9,037
Interest	$352	$639	$325
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,300	$350	$200
Acquisition of noncontrolling interest - seller financing portion	$—	$—	$367

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2013 the Company owned and operated 472 clinics in 43 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, primarily physicians, with 18 such third-party facilities under management as of December 31, 2013.

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

During the last three years, the Company completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquistion	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

In addition to the five multi-clinic acquisitions detailed above, in 2013, the Company acquired three individual clinics in separate transactions. In addition to the May 2012 Acquisition, in 2012, the Company acquired seven individual clinics in separate transactions. Two of the acquired clinic practices operate in two separate partnerships and the remaining five operate as satellites of existing partnerships.

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the statements of net income and balance sheets as non-controlling interests.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2013, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2013, 2012 and 2011 did not result in any goodwill amounts that were deemed impaired.

The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	business and regulatory conditions including federal and state regulations;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity;

•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain operations and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses; and

•	weather and other seasonal factors.

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

When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain put rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner. The redeemable non-controlling interests reflect the book value of the respective non-controlling interests. The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the put rights. Typically, for acquisitions, the Company agrees to purchase the individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes. As of December 31, 2012, there were no non-controlling interests with put rights that were exercisable.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through March 31, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through March 31, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. Unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect automatic reductions in the MPFS will commence on April 1, 2014.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2013, the annual Limit on outpatient therapy services was $1,900 for Physical Therapy and Speech Language Pathology Services combined and $1,900 for Occupational Therapy Services. Effective January 1, 2014, the annual Limit on outpatient therapy services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 extended the annual limits on therapy expenses to services furnished in hospital outpatient department settings through March 31, 2014. Unless Congress enacts legislation to extend the application of these limits to therapy provided in hospital outpatient settings, the Therapy Caps will no longer apply to such services starting as of April 1, 2014.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. The Bipartisan Budget Act of 2013 extended the exceptions process for outpatient Therapy Caps through March 31, 2014. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. Unless Congress extends the exceptions process, the Therapy Caps will apply to all claims regardless of medical necessity beginning April 1, 2014. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Bipartisan Budget Relief Act of 2013 extended through March 31, 2014 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold. In addition, as of January 1, 2013, CMS implemented a claims based data collection strategy that is designed to assist in reforming the Medicare payment system for outpatient therapy. Since January 1, 2013, all therapy claims must include additional codes and modifiers providing information about the beneficiary’s functional status at the outset of the therapy episode of care, specified points during treatment, and at the time of discharge. Effective July 1, 2013, claims submitted without the appropriate codes and modifiers are returned unpaid.

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

The Physician Quality Reporting System, or “PQRS,” is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by “eligible professionals.” Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in substantial compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2013. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2013.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2013 and 2012. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the revolving credit facility approximates its fair value. The interest rate on the Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the credit agreement.

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

Self-Insurance Program

The Company utilizes a self insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self insurance claims incurred through December 31, 2013.

Stock Options

The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. There was no stock option compensation in the years ended December 31, 2013, 2012 and 2011. No stock options were granted during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, there were no non vested stock options.

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

Reclassifications

Reclassification has been made to prior period amounts to conform to the current period presentation of the physician services business, which was sold in 2013, as discontinued operations.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these financial statements were issued.

3. Acquisitions of Businesses and Non-controlling Interests

Acquisition of Businesses

During 2013, 2012 and 2011, the Company completed the following multi-clinic acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

	2012
May 2012 Acquisition	May 22	70%	7

	2011
July 2011 Acquisition	July 25	51%	20

In addition to the five multi-clinic acquisitions detailed above, in 2013, the Company acquired three individual clinics in separate transactions. In addition to the May 2012 Acquisition, in 2012, the Company acquired seven individual clinic in separate transactions. Two of the acquired clinic practices operate in two separate partnerships and the remaining five operate as satellites of existing partnerships.

The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015. The purchase price for the 60% interest in the December 9, 2013 Acquisition was $1.7 million in cash.

The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that is payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015. On December 13, 2013, U.S. Physical Therapy, Ltd. (“USPT Ltd.” and “Purchaser”), a wholly-owned subsidiary of the Company, entered into a Reorganization and Purchase Agreement (the “Purchase Agreement”) with ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (collectively referred to as “Sellers”). Prior to, and in connection with the transaction contemplated by the Purchase Agreement, the Sellers and Purchaser, formed or caused to be formed ARC Physical Therapy Plus, Limited Partnership, a Texas limited partnership (“ARC PT”) and ARC PT Management GP, LLC, a Texas limited liability company (“ARC GP”). ARC GP, which owns a 1% interest in ARC PT, is the sole general partner of ARC PT. ARC PT owns and operates 11 outpatient physical and occupational therapy clinics and has three on site industrial client locations it serves. As a result of the closing under the Purchase Agreement, USPT Ltd. owns 89% of the limited partnership interests of ARC PT and 100% of the membership interests in ARC GP (the “Acquired Interests”). The business acquired complements the Company’s business since it focuses on developing programs for traditional physical and occupational therapy, work hardening, corporate wellness, as well as pre and post offer employment testing and functional capacity testing. The results of operations are included in the consolidated results of the Company since December 13, 2013 which includes $505,000 of net revenues and $119,000 of earnings from the December 13, 2013 Acquisition.

Unaudited proforma net revenue and net income from continuing operations for the Company as if the December 13, 2013 Acquisition occurred as of January 1, 2012 is as follows (in thousands, except per share data):

	For the Year Ended December 31,
	2013	2012
Net revenues	$275,511	$261,231
Net income attributable to common shareholders from continuing operations	$19,231	$19,894
Earnings per share:
Basic - net income attributable to common shareholders from continuing operations	$1.60	$1.69
Diluted - net income attributable to common shareholders from continuing operations	$1.59	$1.67
Shares used in computation:
Basic - net income attributable to common shareholders from continuing operations	12,050	11,804
Diluted - net income attributable to common shareholders from continuing operations	12,069	11,904

The aggregate purchase price for the three clinic practices acquired in 2013 was $238,000.

The purchase prices for the acquisitions in 2013 have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$46,628
Seller notes	1,300

Total consideration	$47,928

Estimated fair value of net tangible assets acquired:
Total current assets	$3,895
Total non-current assets	2,283
Total liabilities	(1,082)

Net tangible assets acquired	$5,096
Referral relationships	400
Non compete	160
Tradename	600
Goodwill	52,213
Fair value of noncontrolling interest	(10,541)

$47,928

The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrue interest at 3.25% per annum. For the Company, 70% of the goodwill for the May 2012 Acquisition is tax deductible. In addition to the above multi-clinic acquisitions, in 2012, the Company, through its subsidiaries, purchased seven outpatient therapy practices in seven transactions for aggregate cash consideration of $1,938,000 and, in one transaction, a $100,000 note payable. For the Company, approximately 67% of the goodwill for the acquisitions in 2012 is tax deductible.

The purchase prices for the acquisitions in 2012 were allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,929
Seller notes	350

Total consideration	$8,279

Estimated fair value of net tangible assets acquired:
Total current assets	$410
Total non-current assets	525
Total liabilities	(333)

Net tangible assets acquired	$602
Referral relationships	857
Non compete	265
Tradename	1,300
Goodwill	8,147
Fair value of noncontrolling interest	(2,892)

$8,279

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

The purchase price for the July 2011 Acquisition was allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,930
Seller notes	200

Total consideration	$8,130

Estimated fair value of net tangible assets acquired:
Total current assets	$1,341
Total non-current assets	902
Total liabilities	(581)

Net tangible assets acquired	$1,662
Tradename	1,900
Referral relationships	1,100
Non compete	300
Goodwill	11,263
Fair value of noncontrolling interest	(8,095)

$8,130

The purchase prices plus the fair value of the non-controlling interests for the February 2013 Acquisition and the acquisitions in 2012 and 2011 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the remaining acquisitions in 2013, the purchase prices plus the fair value of the non-controlling interests were allocated to the fair value of the assets acquired, exclusive of identifiable intangible assets and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill.

For the remaining acquisitions in 2013, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2013 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the February 2013 Acquisition and for the acquisitions in 2012 and 2011, the values assigned to the referral relationships and non compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 12 to 13 years, and for non compete agreements the estimated lives was six years. The values assigned to goodwill and tradenames are tested annually for impairment.

In April 2012, the Company sold 1% of its interest in the July 2011 Acquisition to the limited partners. The Company now owns a 50% interest in the July 2011 Acquisition, 1% as a general partner and 49% as a limited partner.

For the 2013, 2012 and 2011 acquisitions, total current assets primarily represent primarily patient accounts receivable. Total non current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s previous revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2013, with the exception of the December 13, 2013 Acquisition, 2012 and 2011 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

In November 2011, the Company and the seller of an acquisition in 2010 reached an agreement regarding an adjustment to purchase price. The Company received $1.5 million cash, the forgiveness of the balance of $0.1 million on the notes payable as well as the 30% partnership interest originally held by the seller which had a book value of $3.8 million.

Acquisitions of Non-controlling Interests

In 15 separate transactions during 2013, the Company purchased partnership interests in 10 partnerships and sold interests in five partnerships . The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid, was $1.9 million and the proceeds for the sales was $0.8 million, which included cash of $0.2 million and notes receivable of $0.6 million. The purchase prices paid included a net of $0.1 million of undistributed earnings. The remaining $1.0 million, less future tax benefits of $0.4 million, was recognized as an adjustment to additional paid-in capital.

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

The results of operations of the acquired non-controlling interests are included in the accompanying financial statements from the dates of purchase in the net income attributable to common shareholders.

4. Divestiture of Business

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

The following table details the losses, including the operating results, from discontinued operations reported for the physician services business (in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Net revenues	$864	$2,435	$5,483
Operating costs	1,537	2,761	702

Gross margin	(673)	(326)	4,781
Direct general and administrative expenses less proceeds	1,176	278	278
Write off of goodwill and other intangible assets	6,338	—	—

	(8,187)	(604)	4,503
Tax benefit (provision)	3,180	181	(1,399)

(Loss) income from discontinued operations	$(5,007)	$(423)	$3,104

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows. The reclassifications on the consolidated balance sheet as of December 31, 2012 are also deemed immaterial.

5. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2013 and 2012 consisted of the following (in thousands):

	Year Ended
	December 31
	2013	2012
Beginning balance	$100,188	$92,750
Goodwill acquired during the year	52,213	10,538
Goodwill allocated to specific assets for businesses acquired in 2011	—	(3,300)
Goodwill allocated to specific assets for businesses acquired in 2012	(2,340)	—
Goodwill adjustments for purchase price allocation of businesses acquired	(48)	200
Goodwill written off - sale of physician services business	(6,058)	—

Ending balance	$143,955	$100,188

6. Intangible Assets, net

Intangible assets, net as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Tradenames	$9,814	$7,973
Referral relationships, net of accumulated amortization of $1,582 and $1,217, respectively	3,959	3,501
Non compete agreements, net of accumulated amortization of $1,950 and $1,848, respectively	706	672

	$14,479	$12,146

Tradenames, referral relationships and non compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Referral relationships	$521	$433	$305
Non compete agreements	372	405	390

	$893	$838	$695

During 2013, in conjunction with the sale of the physician services business, the Company wrote-off the referral relationships and non compete agreements related to this business which included accumulated amortization of $156,000 and $270,000, respectively.

The remaining balance of referral relationships and non compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non Compete Agreements
	Annual		Annual
Years	Amount	Years	Amount
2014	461	2014	207
2015	440	2015	207
2016	440	2016	144
2017	440	2017	100
2018	404	2018	43
2019	367	2019	4
2020	367
2021	367
2022	318
2023	211
2024	108
2025	31
2026	5

7. Accrued Expenses

Accrued expenses as of December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Salaries and related costs	$11,686	$8,941
Group health insurance claims	2,023	991
Credit balances and overpayments due to patients and payors	2,371	1,513
Other	4,545	2,671

Total	$20,625	$14,116

8. Notes Payable

Notes payable as of December 31, 2013 and 2012 consisted of the following (dollars in thousands):

	2013	2012
Credit Agreement average effective interest rate of 2.9% inclusive of unused fee	$40,000	$17,400
Various notes payable with $825 plus accrued interest due in the next year interest accrues at 3.25% per annum	1,475	634

	41,475	18,034
Less current portion	(825)	(459)

	$40,650	$17,575

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.

On December 31, 2013, $40.0 million was outstanding on the Credit Agreement resulting in $85.0 million of availability. As of December 30, 2013, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two equal annual installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment. In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two equal annual installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. In conjunction with the July 2011 Acquisition, the Company entered into a note payable in the amount of $200,000 payable in two equal annual installments of $100,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum. In June 2011, the Company, in conjunction with the purchase of a non-controlling interest, entered into a note payable in the amount of $367,272 payable in two equal annual installments of $183,636 plus any accrued and unpaid interest. Interest accrued at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to December 31, 2013 are as follows (in thousands):

During the twelve months ended December 30, 2014	$825
During the twelve months ended December 30, 2015	650
During the twelve months ended December 30, 2018	40,000

$41,475

9. Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Compensation	$1,280	$1,059
Allowance for doubtful accounts	449	607
Lease obligations - closed clinics	77	39
Other	—	22

Deferred tax assets	$1,806	$1,727

Deferred tax liabilities:
Depreciation and amortization	$(4,237)	$(2,166)
Other	(546)	(575)

Deferred tax liabilities	(4,783)	(2,741)

Net deferred tax assets (liabilities)	$(2,977)	$(1,014)

Amount included in:
Other current assets	$482	$590
Long term liabilities	$(3,459)	$(1,604)

During 2013 and 2012, the Company recorded deferred tax assets of $0.4 million and $0.8 million, respectively, related to acquisitions of non-controlling interests. At December 31, 2013 and 2012, the Company had a tax receivable of $2.2 million and $4.2 million, respectively, included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013		2012		2011
U. S. tax at statutory rate	$10,415	35.0%	$10,299	35.0%	$9,979	35.0%
State income taxes, net of federal benefit	1,814	6.1%	1,219	4.2%	963	3.4%
Deductible losses	(98)	-0.3%	(404)	-1.4%	—	0.0%
Nontaxable gain	—		—		(1,342)	-4.7%
Nondeductible expenses	105	0.3%	101	0.3%	98	0.3%

	$12,236	41.1%	$11,215	38.1%	$9,698	34.0%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$8,445	$7,117	$6,376
State	1,422	360	(511)

Total current	9,867	7,477	5,865

Deferred:
Federal	1,970	3,183	3,603
State	399	555	230

Total deferred	2,369	3,738	3,833

Total income tax provision for continuing operations	$12,236	$11,215	$9,698

For 2012, 2011 and 2010, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded an increase in the 2013 state income tax provision of $393,000, for the 2012 reconciliation, and $162,000 additional provision in 2012 for the 2011 reconciliation. No adjustment was necessary for the 2010 reconciliation. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2010 through 2012 and U.S. state jurisdictions are open for periods ranging from 2009 through 2012.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2013, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2013, 2012 and 2011.

10. Equity Based Plans

The Company has the following equity based plans with outstanding equity grants:

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

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 1,750,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The Amended 2003 Plan was approved by the shareholders of the Company at the 2013 Shareholders Meeting on May 14, 2013.

A cumulative summary of equity plans as of December 31, 2013 follows:

						Shares
		Restricted	Outstanding	Stock Options	Stock Options	Available
Equity Plans	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant
Amended 1999 Plan	600,000	360,900	8,700	131,091	8,700	99,309
Amended 2003 Plan	1,750,000	422,663	30,000	748,300	30,000	549,037

	2,350,000	783,563	38,700	879,391	38,700	648,346

A summary of the status of the Company’s stock options granted under the plans as of December 31, 2013, 2012 and 2011 and the changes during the years then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)
Outstanding at December 31, 2010	723,890	14.30	3.6 Years
Granted	—	—
Exercised	(375,080)	13.92
Cancelled	—	—
Forfeited	—	—

Outstanding at December 31, 2011	348,810	14.30	2.6 Years
Granted	—
Exercised	(272,750)	14.12
Cancelled	(220)	17.89
Forfeited	—	—

Outstanding at December 31, 2012	75,840	14.71	2.2 Years

Granted	—
Exercised	(37,140)	15.25
Cancelled	—
Forfeited	—

Outstanding at December 31, 2013	38,700	18.36	1.6 Years

Exercisable at December 31, 2013	38,700	—	1.6 Years	$654

All shares pursuant to stock options were fully vested at December 31, 2013 and 2012.

A summary of the intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 is as follows:

		Aggregate
		Intrinsic
	Number of	Value
	Shares	(000’)
2011	375,080	$3,160
2012	272,750	$3,459
2013	37,140	$402

The following tables summarize information about the Company’s stock options outstanding as of December 31, 2013, 2012 and 2011, respectively:

	Outstanding Options as of December 31, 2013	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	8,700	$12.60 - $18.42	1.6 Years	8,700	$12.60 - $18.42
2003 Plan	30,000	$18.42	1.6 Years	30,000	$18.42

	38,700	$12.60 - $18.42	1.6 Years	38,700	$12.60 - $18.42

	Outstanding Options as of December 31, 2012	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	15,840	$12.60 - $18.42	2.2 Years	15,840	$12.60 - $18.42
2003 Plan	60,000	$12.51 - $18.80	2.2 Years	60,000	$12.51 - $18.80

	75,840	$12.51 - $18.80	2.2 Years	75,840	$12.51 - $18.80

	Outstanding Options as of December 31, 2011	Exercise Price	Weighted Average Remaining Contractual Life	Exercisable	Exercise Price
1999 Plan	17,310	$12.60 - $18.42	3.2 Years	17,310	$12.60 - $18.42
2003 Plan	251,500	$12.51 - $18.80	2.9 Years	251,500	$12.51 - $18.80
Inducements	80,000	$12.75 - $14.32	1.7 Years	80,000	$12.75 - $14.32

	348,810	$12.51 - $18.80	2.6 Years	348,810	$12.51 - $18.80

During 2003, the Board of Directors of the Company granted inducement options (“Inducements”) to five individuals in connection with their offers of employment. In 2012, the remaining options were exercised.

The following table summarizes information about the Company’s stock options outstanding and those options that are exercisable as of December 31, 2013:

	Outstanding	Exercisable
Exercise Prices	Options	Options
$12.60	400	400
$18.42	38,300	38,300

	38,700	38,700

During 2013, 2012 and 2011, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

		Weighted
		Average
Year	Number of	Fair Value
Granted	Shares	Per Share
2011	156,750	$19.94
2012	80,650	$21.65
2013	174,938	$23.52

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

As of December 31, 2013, there were 244,018 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2014 through 2017.

Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $2,743,000, $2,102,000 and $2,032,000, respectively, for 2013, 2012 and 2011. As of December 31, 2013, the remaining $4.2 million of compensation expense will be recognized from 2014 through 2017.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2012 or 2013.

13. Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2013, 2012 and 2011.

14. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $22.0 million, $20.8 million and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2013 are as follows (in thousands):

2014	$22,563
2015	18,263
2016	12,761
2017	7,859
2018	4,274
Thereafter	1,902

$67,622

Employment Agreements

At December 31, 2013, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2015, provide for automatic one year renewals if not terminated on at least 12 month notice. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $18.1 million in 2014 and $4.5 million in the aggregate from 2015 through 2018. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

15. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands, except per share data):

	2013	2012	2011
Earnings attributable to common shareholders:
From continuing operations	$17,492	$18,212	$18,812
From discontinued operations	(4,769)	(279)	2,162

	$12,723	$17,933	$20,974

Basic earnings per share attributable to common shareholders:
From continuing operations	$1.45	$1.54	$1.60
From discontinued operations	(0.40)	(0.02)	0.18

Basic	$1.05	$1.52	$1.78

Diluted earnings per share attributable to common shareholders:
From continuing operations	$1.45	$1.53	$1.57
From discontinued operations	(0.40)	(0.02)	0.18

Diluted	$1.05	$1.51	$1.75

Shares used in computation:
Basic earnings per share - weighted-average shares	12,063	11,804	11,814
Effect of dilutive securities - Stock options	19	100	163

Denominator for diluted earnings per share - adjusted weighted-average shares	12,082	11,904	11,977

All options to purchase shares for the year ended December 31, 2013, 2012 and 2011 were included in the diluted earnings per share calculation as the average market price for those years exceeded the options’ exercise price.

16. Selected Quarterly Financial Data (Unaudited)

	2013
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues from continuing operations	$61,432	$65,227	$64,368	$67,256
Net revenues from continuing operations	$62,756	$66,868	$65,829	$68,605
Operating income from continuing operations	$8,435	$11,059	$9,904	$9,372
Net income from continuing operations including noncontrolling interests	$5,809	$7,642	$6,756	$5,796
Net income from continuing operations attributable to common shareholders	$3,851	$5,079	$4,659	$3,903
Net losses from discontinued operations attributable to common shareholders	$(130)	$(165)	$(4,432)	$(42)
Net income attributable to common shareholders.	$3,721	$4,914	$227	$3,861
Basic earnings per share attributable to common shareholders:
From continuing operations.	$0.32	$0.42	$0.38	$0.32
From discontinued operations	(0.01)	(0.01)	(0.36)	—

Basic	$0.31	$0.41	$0.02	$0.32

Diluted earnings per share attributable to common shareholders:
From continuing operations.	$0.32	$0.42	$0.38	$0.32
From discontinued operations	(0.01)	(0.01)	(0.36)	—

Diluted	$0.31	$0.41	$0.02	$0.32

Shares used in computation:
Basic.	11,955	12,089	12,106	12,103
Diluted	11,979	12,110	12,120	12,117

	2012
	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net patient revenues from continuing operations	$60,366	$61,963	$60,719	$61,052
Net revenues from continuing operations	$61,771	$63,397	$62,102	$62,381
Operating income from continuing operations	$9,765	$10,806	$9,534	$8,301
Net income from continuing operations including noncontrolling interests	$6,733	$7,452	$6,423	$6,032
Net income from continuing operations attributable to common shareholders	$4,436	$4,958	$4,588	$4,230
Net income (losses) from discontinued operations attributable to common shareholders	$42	$(109)	$(25)	$(187)
Net income attributable to common shareholders	$4,478	$4,849	$4,563	$4,043
Basic earnings per share attributable to common shareholders:
From continuing operations.	$0.37	$0.41	$0.39	$0.35
From discontinued operations	—	(0.01)	—	(0.02)

Basic	$0.37	$0.40	$0.39	$0.33

Diluted earnings per share attributable to common shareholders:
From continuing operations.	$0.37	$0.41	$0.38	$0.35
From discontinued operations	—	(0.01)	—	(0.02)

Diluted.	$0.37	$0.40	$0.38	$0.33

Shares used in computation:
Basic	11,955	12,089	12,106	12,103
Diluted.	11,979	12,110	12,120	12,117

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 39.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

3. Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	First Amendment to the Amended and Restated 2003 Stock Incentive Plan [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 8, 2013].

10.6+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.7+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.8+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.9+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.10+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.11+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.13+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.17+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.18+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.19+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.20+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.25	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.26	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.27	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

Number	Description

10.28	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.29	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.30	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.31	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.32	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.33	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC].

10.34	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012].

10.35	Amended and Restated Credit Agreement dated as of December 5, 2013 among the Company, as the borrower, and Bank of America, N. A, as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.36	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (as Sellers) and U. S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization of Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013].

Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) referred to in our report dated March 11, 2014, which is included in the annual report to security holders and included in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

March 11, 2014

FINANCIAL STATEMENT SCHEDULE*

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$2,109	$4,370	—	$4,851	(2)	$1,628
YEAR ENDED DECEMBER 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,037	$4,848	—	$5,776	(2)	$2,109
YEAR ENDED DECEMBER 31, 2011:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,273	$3,785	—	$3,021	(2)	$3,037

(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/S/ CHRISTOPHER J. READING Christopher J. Reading	President, Chief Executive Officer and Director (principal executive officer)

By:	/S/ LAWRANCE W. MCAFEE Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

By:	/S/ JERALD PULLINS Jerald Pullins	Chairman of the Board

By:	/S/ DANIEL C. ARNOLD Daniel C. Arnold	Vice Chairman of the Board

By:	/S/ MARK J. BROOKNER Mark J. Brookner	Director

By:	/S/ HARRY S. CHAPMAN Harry S. Chapman	Director

By:	/S/ BERNARD A. HARRIS, JR. Bernard A. Harris, Jr.	Director

By:	/S/ MARLIN W. JOHNSTON Marlin W. Johnston	Director

By:	/S/ REGG SWANSON Regg Swanson	Director

By:	/S/ CLAYTON TRIER Clayton Trier	Director

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	First Amendment to the Amended and Restated 2003 Stock Incentive Plan [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 8, 2013].

10.6+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.7+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.8+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.9+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.10+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.11+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.13+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.17+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.18+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.19+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.20+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.25	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.26	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.27	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

Number	Description

10.28	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.29	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.30	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.31	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.32	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.33	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC].

10.34	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012].

10.35	Amended and Restated Credit Agreement dated as of December 5, 2013 among the Company, as the borrower, and Bank of America, N. A, as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.36	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (as Sellers) and U. S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization of Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013].

Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement.