Form 10-Q
period 2014-03-31
U S PHYSICAL THERAPY INC /NV
filed 2014-05-09
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of May 9, 2014, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,212,649.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,761	$12,898
Patient accounts receivable, less allowance for doubtful accounts of $1,583 and $1,430, respectively	32,755	30,820
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,698	1,844
Other current assets	3,040	4,098
Total current assets	54,254	49,660
Fixed assets:
Furniture and equipment	39,472	38,965
Leasehold improvements	21,701	21,891
	61,173	60,856
Less accumulated depreciation and amortization	46,543	45,896
	14,630	14,960
Goodwill	142,517	143,955
Other intangible assets, net	15,916	14,479
Other assets	1,317	1,081
	$228,634	$224,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$1,423	$1,722
Accrued expenses	17,147	20,625
Current portion of notes payable	775	825
Total current liabilities	19,345	23,172
Notes payable	450	650
Revolving line of credit	45,500	40,000
Deferred rent	1,022	996
Other long-term liabilities	5,031	4,196
Total liabilities	71,348	69,014
Commitments and contingencies
Redeemable non-controlling interests	2,967	4,104
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,413,102 and 14,315,882 shares issued, respectively	144	143
Additional paid-in capital	40,435	40,569
Retained earnings	121,970	119,206
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	130,921	128,290
Non-controlling interests	23,398	22,727
Total equity	154,319	151,017
	$228,634	$224,135

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net patient revenues	$68,397	$61,432
Other revenues	1,370	1,324
Net revenues	69,767	62,756
Clinic operating costs:
Salaries and related costs	37,942	34,059
Rent, clinic supplies, contract labor and other	14,216	12,734
Provision for doubtful accounts	950	1,097
Closure costs	13	18
Total clinic operating costs	53,121	47,908
Gross margin	16,646	14,848
Corporate office costs	7,132	6,413
Operating income from continuing operations	9,514	8,435
Interest and other income, net	1	2
Interest expense	(253)	(135)
Income before taxes from continuing operations	9,262	8,302
Provision for income taxes	2,939	2,493
Net income from continuing operations including non-controlling interests	6,323	5,809
Discontinued operations, net of tax	-	(200)
Net income including non-controlling interests	6,323	5,609
Less: net income attributable to non-controlling interests	(2,095)	(1,888)
Net income attributable to common shareholders	$4,228	$3,721
Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32
Basic earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32
From discontinued operations	-	(0.01)
	$0.35	$0.31
Revaluation of redeemable non-controlling interests, net of tax (Note 4)	(0.08)	-
	$0.27	$0.31

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32
From discontinued operations	-	(0.01)
	$0.35	$0.31
Revaluation of redeemable non-controlling interests, net of tax (Note 4)	(0.08)	-
	$0.27	$0.31

Shares used in computation:
Basic	12,129	11,955
Diluted	12,144	11,979

Dividends declared per common share	$0.12	$0.10
Earnings attributable to common shareholders:
From continuing operations	$4,228	$3,851
From discontinued operations	-	(130)
	$4,228	$3,721

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income including non-controlling interests	$6,323	$5,609
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	1,387	1,352
Provision for doubtful accounts	950	1,089
Equity-based awards compensation expense	735	639
Loss on sale of business and sale or abandonment of assets, net	19	14
Excess tax benefit from exercise of stock options	(126)	-
Deferred income tax	1,580	(219)
Other	-	33
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,002)	(3,429)
Decrease in accounts receivable - other	146	74
Decrease in other assets	735	2,095
Decrease in accounts payable and accrued expenses	(5,241)	(2,460)
Increase in other liabilities	184	56
Net cash provided by operating activities	3,690	4,853
INVESTING ACTIVITIES
Purchase of fixed assets	(849)	(1,270)
Purchase of businesses, net of cash acquired	(125)	(4,215)
Acquisitions of non-controlling interests	(2,833)	(956)
Proceeds on sale of business and fixed assets, net	16	14
Net cash used in investing activities	(3,791)	(6,427)
FINANCING ACTIVITIES
Distributions to non-controlling interests	(1,413)	(1,594)
Cash dividends to shareholders	-	(1,207)
Proceeds from revolving line of credit	29,000	30,600
Payments on revolving line of credit	(23,500)	(27,600)
Payment of notes payable	(250)	(50)
Excess tax benefit from stock options exercised	126	33
Other	1	5
Net cash used in financing activities	3,964	187
Net increase in cash	3,863	(1,387)
Cash - beginning of period	12,898	11,671
Cash - end of period	$16,761	$10,284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$242	$177
Interest	$345	$119
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$-	$400
Revaluation of redeemable non-controlling interests	$1,639	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

(unaudited)

	U. S. Physical Therapy, Inc.
			Additional				Total	Non-
	Common Stock		Paid-In	Retained	Treasury Stock		Shareholders'	controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2013	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017
Issuance of restricted stock, net of cancellations	97	1	-	-	-	-	1	-	1
Compensation expense - restricted stock	-	-	735	-	-	-	735	-	735
Excess tax benefit of equity grants	-	-	126	-	-	-	126	-	126
Revaluation of redeemable non-controlling interests, net of tax	-	-	(967)	-	-	-	(967)	-	(967)
Acquisition of non-controlling interests	-	-	(28)	-	-	-	(28)	(11)	(39)
Dividends payable to shareholders	-	-	-	(1,464)	-	-	(1,464)	-	(1,464)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(1,413)	(1,413)
Net income	-	-	-	4,228	-	-	4,228	2,095	6,323
Balance March 31, 2014	14,413	$144	$40,435	$121,970	(2,215)	$(31,628)	$130,921	$23,398	$154,319

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

During 2013, the Company acquired the following clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the above clinic group acquisitions, in 2013, the Company, through three of its subsidiaries, acquired three physical therapy clinic practices in separate transactions.

During the three months ended March 31, 2014, the Company has not acquired any clinic groups, however, the Company did acquire two clinic practices in separate transactions.  One of the acquired clinics will operate as a satellite of one of the Company’s partnerships and the other will be consolidated into an existing clinic.

As of March 31, 2014, the Company operated 472 clinics in 43 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The Company intends to continue to focus on developing new clinics, on opening satellite clinics where deemed appropriate and pursuing additional acquisition opportunities.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Significant Accounting Policies

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for software purchased from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances which indicate that the amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two methods: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a putprice/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2013, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations in the third quarter of 2013 and 2012 did not yield any impairment charge. During the three months ended March 31, 2014, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of the particular limited partner.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflect the charge in its earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through March 31, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through March 31, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2013, the annual Limit on outpatient therapy services was $1,900 for Physical Therapy and Speech Language Pathology Services combined and $1,900 for Occupational Therapy Services. Effective January 1, 2014, the annual Limit on outpatient therapy services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services.  Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit.  The Bipartisan Budget Act of 2013 extended the exceptions process for outpatient Therapy Caps through March 31, 2014. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The Protecting Access to Medicare Act of 2014 extends the exceptions process for outpatient therapy caps through March 31, 2015.   Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

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

The Physician Quality Reporting System, or "PQRS," is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by "eligible professionals." Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2014.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2014 and 2013.

On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “Tangible Property Regulations”).  The Tangible Property Regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years.  The Company adopted the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2014.  Historically, the Company has treated the expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property similar for tax and book.  Management does not anticipate the impact of these changes to be material to the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the Company’s revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals as detailed in the Credit Agreement (as defined in Note 9).

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2014.

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

Reclassifications

Prior period amounts have been reclassified to conform to current period presentation due to discontinued operations recognized in 2013.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Earnings attributable to common shareholders:
From continuing operations	$4,228	$3,851
From discontinued operations	-	(130)
	4,228	3,721
Revaluation of redeemable non-controlling interests, net of tax	(967)	-
	$3,261	$3,721

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32

Basic earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32
From discontinued operations	-	(0.01)
	$0.35	$0.31
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	-
	$0.27	$0.31

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.35	$0.32
From discontinued operations	-	(0.01)
	$0.35	$0.31
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	-
	$0.27	$0.31

Shares used in computation:
Basic earnings per share - weighted-average shares	12,129	11,955
Effect of dilutive securities - stock options	15	24
Denominator for diluted earnings per share - adjusted weighted-average shares	12,144	11,979

All options to purchase shares were included in the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

The charges to additional paid-in capital – revaluation of redeemable non-controlling interests, net of tax represent the increase in the fair value of the redeemable non-controlling interest that were deemed probable that the owners would assert the redemption rights. See Note 1 – Basis of Presentation and Significant Accounting Policies – Non-controlling Interests.

3. ACQUISITIONS OF BUSINESSES

During the three months ended March 31, 2014, the Company acquired two individual clinic practices for an aggregate of $125,000 in cash.  On March 31, 2014, the aggregate purchase price is included in Goodwill on the Consolidated Balance Sheet.  Allocation of the purchase prices will be completed during 2014.

During 2013, the Company completed the following multi-clinic acquisitions of physical therapy practices:

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

On February 1, 2013, through a subsidiary, the Company acquired a 100% interest in a clinic for $5,000. On June 1, 2013, the Company acquired a 100% interest in a clinic for $95,000. On September 16, 2013, the Company acquired a 100% interest in a clinic for $130,000.

The purchase prices for the 2013 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$46,628
Seller notes	1,300
Total consideration	$47,928
Estimated fair value of net tangible assets acquired:
Total current assets	$3,756
Total non-current assets	2,283
Total liabilities	(1,082)
Net tangible assets acquired	4,957
Referral relationships	940
Non-competition agreements	400
Tradename	1,500
Goodwill	50,672
Fair value of non-controlling interest	(10,541)
$47,928

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2013 acquisitions was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

For the two acquisitions which occurred in December, 2013, the purchase price plus the fair value of the non-controlling interest for those two acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

Except for the December 13, 2013 Acquisition, unaudited proforma consolidated financial information for acquisitions occurring in 2013 have not been included as the results were not material to current operations.

Unaudited proforma net revenue and net income from continuing operations for the Company as if the December 13, 2013 Acquisition occurred as of January 1, 2012 is as follows (in thousands, except per share data):

Three Months
Ended
March 31, 2013

Net revenues	$65,461
Net income attributable to common shareholders from continuing operations	$4,033

Earnings per share:
Basic - net income attributable to common shareholders from continuing operations	$0.33
Diluted - net income attributable to common shareholders from continuing operations	$0.33

Shares used in computation:
Basic - net income attributable to common shareholders from continuing operations	12,129
Diluted - net income attributable to common shareholders from continuing operations	12,144

4. ACQUISITIONS AND REVALUATIONS OF NON-CONTROLLING INTERESTS

In three separate transactions during the three months ended March 31, 2014, the Company purchased interests in two partnerships. The interests in the partnerships purchased ranged from 20.5% to 35.0%. The aggregate of the purchase prices paid was $2.8 million, which included $1.7 million of net book value. The remaining purchase price of $1.1 million, less future tax benefits of $0.4 million, was recognized as an adjustment to additional paid-in capital.

Two of the above transactions related to non-controlling interests were classified as redeemable non-controlling interest.  In addition to those two transactions it was deemed probable that two other individuals would assert their redemption rights.  For the three months ended March 31, 2014, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Three Months
Ended
March 31, 2014
Beginning balance	$4,104
Increase due to revaluation of redeemable non-controlling interests	1,639
Purchases of redeemable non-controlling interests	(2,776)
Ending balance	$2,967

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflect the charge in an earnings per share calculation.

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

The following table details the losses from discontinued operations reported for the physician services business:

Three Months
Ended
March 31, 2013
Net revenues	$341
Operating costs	532
Gross margin	(191)
Direct general and administrative expenses	93
(284)
Tax benefit	84
Loss from discontinued operations	$(200)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows.

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months
Ended
March 31, 2014
Beginning balance	$143,955
Goodwill acquired during the period	125
Goodwill allocated to specific assets for business acquired in first six months of 2013	(1,680)
Goodwill adjustments for purchase price allocation of businesses acquired	117
Ending balance	$142,517

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Tradenames	$10,714	$9,814
Referral relationships, net of accumulated amortization of $1,737 and $1,582, respectively	4,343	3,959
Non-competition agreements, net of accumulated amortization of $2,037 and $1,950, respectively	859	706
	$15,916	$14,479

Tradenames, referral relationships and non-competition agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non-competition agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Referral relationships	$155	$150
Non-competition agreements	87	106
	$242	$256

Based on the balance of referral relationships and non-competition agreements as of March 31, 2014, the expected amount to be amortized in 2014 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Competition Agreements
	Annual		Annual
Years	Amount	Years	Amount
2014	$535	2014	$272
2015	$486	2015	$246
2016	$486	2016	$185
2017	$486	2017	$140
2018	$449	2018	$84
2019	$413	2019	$19
2020	$413
2021	$413
2022	$364
2023	$257
2024	$137
2025	$49
2026	$11

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Salaries and related costs	$7,332	$11,686
Group health insurance claims	2,537	2,023
Credit balances and overpayments due to patients and payors	1,596	2,371
Dividends payable to common shareholders	1,464	-
Other	4,218	4,545
Total	$17,147	$20,625

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	2014	2013
Credit Agreement average effective interest rate of 2.3% inclusive of unused fee	$45,500	$40,000
Various notes payable with $775 plus accrued interest due in the next year, interest accrues at 3.25% per annum	1,225	1,475
	46,725	41,475
Less current portion	(775)	(825)
	$45,950	$40,650

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

On March 31, 2014, $45.5 million was outstanding on the Credit Agreement resulting in $79.5 million of availability. As of March 31, 2014, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions. In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two annual equal installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment.   In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two annual equal installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to March 31, 2014 are as follows (in thousands):

During the twelve months ended March 31, 2015	$775
During the twelve months ended March 31, 2016	450
During the twelve months ended March 31, 2019	45,500
$46,725

10. COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of March 31, 2014, we operated 472 clinics in 43 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 17 third-party facilities under management as of March 31, 2014.

On September 30, 2013, we sold the remainder of our physician services business.  The results of operations and the loss on the sale of the physician services business have been reclassified to discontinued operations for all periods presented.

The following discussion refers to continuing operations unless otherwise noted.

During 2013, we acquired the following physical therapy clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the above clinic group acquisitions, in 2013, the Company, through three of its subsidiaries, acquired three physical therapy clinic practices in separate transactions.

During the three months ended March 31, 2014, we did not acquire any clinic groups, however, we did acquire two individual clinic practices in separate transactions.  One of the acquired clinics will operate as a satellite of one of our partnerships and the other will be consolidated into an existing clinic.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months
	Ended March 31,
	2014	2013
Number of clinics, at the end of period	472	441
Working days	63	63
Average visits per day per clinic	21.6	21.1
Total patient visits	643,869	577,573
Net patient revenue per visit	$106.23	$106.36

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

—

Net revenues increased to $69.8 million for the three months ended March 31, 2014 (“2014 First Quarter”) from $62.8 million for the three months ended March 31, 2013 (“2013 First Quarter”) primarily due to an increase in visits of 66,000 from 578,000 for the 2013 First Quarter to 644,000 for the 2014 First Quarter offset by a small decrease in the average net patient revenue per visit for the 2014 First Quarter to $106.23 from $106.36 in the 2013 First Quarter.

—

Net income attributable to our common shareholders for the 2014 First Quarter was $4.2 million versus $3.9 million for the 2013 First Quarter. Net income was $0.35 per diluted share for the 2014 period and $0.32 for the 2013 period. Total diluted shares were 12.1 million for the 2014 First Quarter and 12.0 million for the 2013 First Quarter.

Net Patient Revenues

—

Net patient revenues increased to $68.4 million for the 2014 First Quarter from $61.4 million for the 2013 First Quarter, an increase of $7.0 million, or 11.3%, due to an increase in visits of 65,000 from clinics opened and acquired between April 1, 2013 and March 31, 2014 (“New Clinics”) and a slight increase in visits of 1,000 from clinics opened or acquired prior to April 1, 2013 (“Mature Clinics”).  The increase was partially offset by a slight decrease in the net patient revenue per visit of $0.13.

—

Net patient revenues related to New Clinics amounted to $7.9 million for the 2014 First Quarter and net patient revenues for Mature Clinics decreased by $0.9 million for the 2014 First Quarter as compared to the 2013 First Quarter.

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

Other Revenues

Other revenues increased $46,000 in the 2014 First Quarter to $1,370,000 from $1,324,000 in the 2013 First Quarter.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were $53.1 million, or 76.1% of net revenues, for the 2014 First Quarter and $47.9 million, or 76.3% of net revenues, for the 2013 First Quarter. The increase was primarily attributable to $6.6 million in operating costs of New Clinics offset by a decrease in operating costs of $1.4 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $37.9 million for the 2014 First Quarter from $34.1 million for the 2013 First Quarter, an increase of $3.8 million, or 11.4%. Salaries and related costs for New Clinics amounted to $4.4 million for the 2014 First Quarter. Salaries and related costs for Mature Clinics decreased by $0.6 million for the 2014 First Quarter as compared to the 2013 First Quarter. Salaries and related costs as a percentage of net revenues were 54.4% for the 2014 First Quarter and 54.3% for the 2013 First Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $14.2 million for the 2014 First Quarter and $12.7 million for the 2013 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.1 million for the 2014 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.6 million in the 2014 First Quarter compared to the 2013 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.4% for the 2014 First Quarter and 20.3% for the 2013 First Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.0 million for the 2014 First Quarter and $1.1 million for the 2013 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.4% for the 2014 First Quarter and 1.7% for the 2013 First Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.6% at March 31, 2014, as compared to 4.4% at December 31, 2013. Our days sales outstanding was 42 days at March 31, 2014 and 39 days at December 31, 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.1 million for the 2014 First Quarter and $6.4 million for the 2013 First Quarter. The increase was primarily due to increase in the number of employees and amount of incentives.  As a percentage of net revenues, corporate office costs were 10.2% for both the 2014 First Quarter and 2013 First Quarter.

Interest Expense

Interest expense increased to $253,000 in the 2014 First Quarter compared to $135,000 in the 2013 First Quarter due to a higher average outstanding balance under our revolving credit agreement during the 2014 period compared to the 2013 period.  At March 31, 2014, $45,500,000 was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $2.9 million for the 2014 First Quarter and $2.5 million for the 2013 First Quarter. During the 2014 and 2013 First Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 41.0% and 38.4%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $2.1 million for the 2014 First Quarter and $1.9 million for the 2013 First Quarter. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $2.1 million for the 2014 First Quarter and $2.0 million for the 2013 First Quarter or as a percentage of operating income before corporate office costs was 12.6% for the 2014 First Quarter and 13.3% for the 2013 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2014, we had $16.8 million in cash compared to cash of $12.9 million at December 31, 2013. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2015. The amount outstanding under our revolving credit facility was $45.5 million at March 31, 2014 compared to $40.0 million at December 31, 2013.  At March 31, 2014, we had $79.5 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the three months ended March 31, 2014, $3.7 million was provided by operations and $5.5 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of non-controlling interests ($2.8 million), distributions to non-controlling interest partners ($1.4 million) and purchases of fixed assets ($0.8 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On March 31, 2014, $45.5 million was outstanding on the revolving credit facility resulting in $79.5 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable related to certain of the acquisitions of businesses that occurred in 2013 and 2012. For those acquisitions, we entered into several notes payables aggregating $1.7 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At March 31, 2014, the balance on these notes payable was $1.2 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2014, we have accrued $1.6 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in 2014.

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

There is no expiration date for the share repurchase program. As of March 31, 2014, there are currently an additional estimated 341,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2014.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

—	Changes as a result of healthcare reform legislation, and implementation thereof, may affect our business.
—	We depend upon reimbursement by third-party payors including Medicare and Medicaid.
—

Uncertain economic conditions and the historically high unemployment rate in the United States may have material adverse impacts on our business and financial condition that we currently cannot predict.

—	We depend upon the cultivation and maintenance of relationships with the physicians in our markets.
—	We also depend upon our ability to recruit and retain experienced physical and occupational therapists.
—	Our revenues may fluctuate seasonally due to weather.

—	Our operations are subject to extensive regulation.
—	We operate in a highly competitive industry.
—	We may incur closure costs and losses.
—	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
—	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as amended. These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

—	changes as the result of government enacted national healthcare reform;
—	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status,
—	business and regulatory conditions including federal and state regulations;
—	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
—	revenue and earnings expectations;
—	general economic conditions;
—	availability and cost of qualified physical and occupational therapists;
—	personnel productivity;
—

competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

—	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
—	maintaining adequate internal controls;
—	availability, terms, and use of capital; and
—	weather and other seasonal factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At March 31, 2014, $45,500,000 was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at March 31, 2014, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $455,000.

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

10.1

U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.2

U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.3

U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.4

U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

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

U.S. PHYSICAL THERAPY, INC.
Date: May 9, 2014	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)
	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1

U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.2

U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.3

U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.4

U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2014].

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