Form 10-Q
period 2014-06-30
U S PHYSICAL THERAPY INC /NV
filed 2014-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of August 7, 2014, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,236,649.

ITEM 1. FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,934	$12,898
Patient accounts receivable, less allowance for doubtful accounts of $1,713 and $1,430, respectively	34,286	30,820
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,924	1,844
Other current assets	2,703	4,098
Total current assets	51,847	49,660
Fixed assets:
Furniture and equipment	41,310	38,965
Leasehold improvements	22,065	21,891
	63,375	60,856
Less accumulated depreciation and amortization	47,517	45,896
	15,858	14,960
Goodwill	156,207	143,955
Other intangible assets, net	15,727	14,479
Other assets	1,141	1,081
	$240,780	$224,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$1,835	$1,722
Accrued expenses	20,112	20,625
Current portion of notes payable	850	825
Total current liabilities	22,797	23,172
Notes payable	450	650
Revolving line of credit	45,000	40,000
Deferred rent	1,095	996
Other long-term liabilities	6,053	4,196
Total liabilities	75,395	69,014
Commitments and contingencies
Redeemable non-controlling interests	1,086	4,104
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,450,836 and 14,315,882 shares issued, respectively	145	143
Additional paid-in capital	41,306	40,569
Retained earnings	126,934	119,206
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	136,757	128,290
Non-controlling interests	27,542	22,727
Total equity	164,299	151,017
	$240,780	$224,135

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net patient revenues	$76,470	$65,227	$144,867	$126,659
Other revenues	1,731	1,642	3,101	2,966
Net revenues	78,201	66,869	147,968	129,625
Clinic operating costs:
Salaries and related costs	40,109	35,526	78,051	69,585
Rent, clinic supplies, contract labor and other	15,205	12,550	29,421	25,284
Provision for doubtful accounts	1,054	1,198	2,004	2,295
Closure costs	(2)	8	11	26
Total clinic operating costs	56,366	49,282	109,487	97,190
Gross margin	21,835	17,587	38,481	32,435
Corporate office costs	7,614	6,528	14,746	12,941
Operating income from continuing operations	14,221	11,059	23,735	19,494
Interest and other income, net	-	1	1	3
Interest expense	(332)	(130)	(585)	(265)
Income before taxes from continuing operations	13,889	10,930	23,151	19,232
Provision for income taxes	4,469	3,288	7,408	5,781
Net income from continuing operations including non-controlling interests	9,420	7,642	15,743	13,451
Discontinued operations, net of tax	-	(268)	-	(468)
Net income including non-controlling interests	9,420	7,374	15,743	12,983
Less: net income attributable to non-controlling interests	(2,988)	(2,460)	(5,083)	(4,348)
Net income attributable to common shareholders	$6,432	$4,914	$10,660	$8,635
Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.87	$0.74
Basic earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.88	$0.74
Revaluation of redeemable non-controlling interests, net of tax	(0.01)	-	(0.09)	-
From discontinued operations	-	(0.01)	-	(0.02)
Basic	$0.52	$0.41	$0.79	$0.72
Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.87	$0.74
Revaluation of redeemable non-controlling interests, net of tax	(0.01)	-	(0.09)	-
From discontinued operations	-	(0.01)	-	(0.02)
Diluted	$0.52	$0.41	$0.78	$0.72
Shares used in computation:
Basic	12,224	12,089	12,177	12,022
Diluted	12,226	12,110	12,184	12,044

Dividends declared per common share	$0.12	$0.10	$0.24	$0.20
Earnings attributable to common shareholders:
From continuing operations	$6,432	$5,079	$10,660	$8,930
From discontinued operations	-	(165)	-	(295)
	$6,432	$4,914	$10,660	$8,635

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income including non-controlling interests	$15,743	$12,983
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:	-	-
Depreciation and amortization	2,825	2,730
Provision for doubtful accounts	2,004	2,282
Equity-based awards compensation expense	1,593	1,370
Loss on sale of business and sale or abandonment of assets, net	34	84
Excess tax benefit from exercise of stock options	(215)	-
Deferred income tax	2,422	(796)
Other	-	33
Changes in operating assets and liabilities:	-	-
Increase in patient accounts receivable	(4,442)	(2,542)
(Increase) decrease in accounts receivable - other	(80)	4
Decrease in other assets	1,540	3,867
(Decrease) increase in accounts payable and accrued expenses	(774)	682
Increase in other liabilities	404	19
Net cash provided by operating activities	21,054	20,716
INVESTING ACTIVITIES	-
Purchase of fixed assets	(2,132)	(2,394)
Purchase of businesses, net of cash acquired	(10,750)	(9,998)
Acquisitions of non-controlling interests	(4,945)	(1,064)
Proceeds on sale of business and fixed assets, net	38	15
Net cash used in investing activities	(17,789)	(13,441)
FINANCING ACTIVITIES
Distributions to non-controlling interests	(4,982)	(4,410)
Cash dividends to shareholders	(2,932)	(2,418)
Proceeds from revolving line of credit	77,000	62,550
Payments on revolving line of credit	(72,000)	(64,200)
Payment of notes payable	(575)	(234)
Excess tax benefit from stock options exercised	215	33
Other	45	20
Net cash used in financing activities	(3,229)	(8,659)
Net increase in cash	36	(1,384)
Cash - beginning of period	12,898	11,671
Cash - end of period	$12,934	10,287
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,235	$1,999
Interest	$657	$237
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$400	$800
Revaluation of redeemable non-controlling interests	$1,841	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U. S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Shareholders	Non- controlling
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Interests	Total
Balance December 31, 2013	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017
Issuance of restricted stock, net of cancellations	118	1	-	-	-	-	1	-	1
Proceeds from exercise of stock options	17	1	43	-	-	-	44	-	44
Compensation expense - restricted stock	-	-	1,593	-	-	-	1,593	-	1,593
Excess tax benefit of equity grants	-	-	215	-	-	-	215	-	215
Purchase of business	-	-	-	-	-	-	-	4,725	4,725
Revaluation of redeemable non-controlling interests, net of tax	-	-	(1,086)	-	-	-	(1,086)	-	(1,086)
Acquisition of non-controlling interests	-	-	(28)	-	-	-	(28)	(11)	(39)
Dividends payable to shareholders	-	-	-	(2,932)	-	-	(2,932)	-	(2,932)
Distributions to noncontrolling interest partners	-	-	-	-	-	-	-	(4,982)	(4,982)
Net income	-	-	-	10,660	-	-	10,660	5,083	15,743
Balance June 30, 2014	14,451	$145	$41,306	$126,934	(2,215)	$(31,628)	$136,757	$27,542	$164,299

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

During the first six months of 2014 and the year ended 2013, the Company acquired the following clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

	2014
April 2014 Acquisition	April 30	70%	13

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the clinic groups noted in the table above, during the six months ended June 30, 2014, the Company acquired two individual clinics in separate transactions.  One of the acquired clinics will operate as a satellite of one of the Company’s partnerships and the other will be consolidated into an existing clinic.  In 2013, the Company, through three of its subsidiaries, acquired three individual physical therapy clinics in separate transactions.

As of June 30, 2014, the Company operated 486 clinics in 43 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The Company intends to continue to focus on pursuing additional acquisition opportunities, developing new clinics and opening satellite clinics.

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

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two methods: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a put price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2013, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations in the third quarter of 2013 and 2012 did not yield any impairment charge. During the six months ended June 30, 2014, the Company did not identify any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of the particular limited partner.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflect the charge in the earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through June 30, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. Since January 1, 2014, the annual Limit on outpatient therapy services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services.  Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit.  Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The Protecting Access to Medicare Act of 2014 extended the exceptions process for outpatient therapy caps through March 31, 2015.   Unless Congress extends the exceptions process further, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments.  For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Protecting Access to Medicare Act of 2014 extended through March 31, 2015 the requirement that Medicare perform manual medical review of therapy services beyond the $3,700 threshold.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2014.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2014 and 2013.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2014.

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

Recently Issued Accounting Guidance

In April 2014, the Financial Accounting Standards Board issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes become effective for the Company on January 1, 2015. Management has determined that the adoption of these changes will not have an immediate impact on the Consolidated Financial Statements.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings attributable to common shareholders:
From continuing operations	$6,432	$5,079	$10,660	$8,930
From discontinued operations	-	(165)	-	(295)
	6,432	4,914	10,660	8,635
Revaluation of redeemable non-controlling interests, net of tax	(119)	-	(1,086)	-
	$6,313	$4,914	$9,574	$8,635

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.87	$0.74

Basic earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.88	$0.74
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.01)	-	(0.09)	-
From discontinued operations	-	(0.01)	-	(0.02)
Basic	$0.52	$0.41	$0.79	$0.72
Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.53	$0.42	$0.87	$0.74
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.01)	-	(0.09)	-
From discontinued operations	-	(0.01)	-	(0.02)
Diluted	$0.52	$0.41	$0.78	$0.72
Shares used in computation:
Basic earnings per share - weighted-average shares	12,224	12,089	12,177	12,022
Effect of dilutive securities - stock options	2	21	7	22
Denominator for diluted earnings per share - adjusted weighted-average shares	12,226	12,110	12,184	12,044

All options to purchase shares were included in the diluted earnings per share calculation for the six months ended June 30, 2014 and 2013 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

The charges to additional paid-in capital – revaluation of redeemable non-controlling interests, net of tax represent the increase in the fair value of the redeemable non-controlling interest that were deemed probable that the owners would assert the redemption rights. See Note 1 – Basis of Presentation and Significant Accounting Policies – Non-controlling Interests.

3. ACQUISITIONS OF BUSINESSES

On April 30, 2014, the Company acquired a 70% interest in a 13-clinic physical therapy practice.  The purchase price for the 70% interest was $10,625,000 in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. In addition, during the six months ended June 30, 2014, the Company acquired two individual clinic practices for an aggregate of $125,000 in cash.

The purchase prices for the 2014 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$10,750
Seller notes	400
Total consideration	$11,150
Estimated fair value of net tangible assets acquired:
Total current assets	$1,203
Total non-current assets	1,200
Total liabilities	(374)
Net tangible assets acquired	2,029
Referral relationships	-
Non-competition agreements	-
Tradename	-
Goodwill	13,846
Fair value of non-controlling interest	(4,725)
$11,150

During 2013, the Company completed the following multi-clinic acquisitions of physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics

February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

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
$47,928

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2014 and 2013 acquisitions was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

For the 2014 acquistions and the two acquisitions which occurred in December, 2013, the purchase price plus the fair value of the non-controlling interest for those two acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

Except for the December 13, 2013 Acquisition, unaudited proforma consolidated financial information for acquisitions occurring in 2013 have not been included as the results were not material to current operations.

Unaudited proforma net revenue and net income from continuing operations for the Company as if the December 13, 2013 Acquisition occurred as of January 1, 2013 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Net revenues	$69,563	$135,024
Net income attributable to common shareholders from continuing operations	$5,717	$9,750

Earnings per share:
Basic - net income attributable to common shareholders from continuing operations	$0.47	$0.81
Diluted - net income attributable to common shareholders from continuing operations	$0.47	$0.81

Shares used in computation:
Basic - net income attributable to common shareholders from continuing operations	12,089	12,022
Diluted - net income attributable to common shareholders from continuing operations	12,110	12,044

4 ACQUISITIONS AND REVALUATIONS OF NON-CONTROLLING INTERESTS

In four separate transactions during the six months ended June 30, 2014, the Company purchased interests in two partnerships which were previously classified as redeemable non-controlling interest. The interests in the partnerships purchased ranged from 10.0% to 35.0%. The aggregate of the purchase prices paid was $4.9 million, which included $3.0 million of net book value. The remaining purchase price of $1.9 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital.

For the six months ended June 30, 2014, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Six Months Ended June 30, 2014
Beginning balance	$4,104
Increase due to revaluation and operating results of redeemable non-controlling interests	1,869
Purchases of redeemable non-controlling interests	(4,887)
Ending balance	$1,086

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflect the charge in the earnings per share calculation.

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

The following table details the losses from discontinued operations reported for the physician services business:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net revenues	$355	$696
Operating costs	636	1,168
Gross margin	(281)	(472)
Direct general and administrative expenses less proceeds	94	187
	(375)	(659)
Tax benefit	107	191
Loss from discontinued operations	$(268)	$(468)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows.

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2014
Beginning balance	$143,955
Goodwill acquired during the period	13,846
Goodwill allocated to specific assets for business acquired in first six months of 2013	(1,680)
Goodwill adjustments for purchase price allocation of businesses acquired	86
Ending balance	$156,207

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Tradenames	$10,714	$9,814

Referral relationships, net of accumulated amortization of $1,865 and $1,582, respectively	4,216	3,959

Non-competition agreements, net of accumulated amortization of $2,099 and $1,950, respectively	797	706
	$15,727	$14,479

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Referral relationships	$128	$116	$283	$266
Non-competition agreements	62	85	149	191
	$190	$201	$432	$457

Based on the balance of referral relationships and non-competition agreements as of June 30, 2014, the expected amount to be amortized in 2014 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Competition Agreements
Years	Annual Amount	Years	Annual Amount
2014	535	2014	272
2015	486	2015	246
2016	486	2016	185
2017	486	2017	140
2018	449	2018	84
2019	413	2019	19
2020	413
2021	413
2022	364
2023	257
2024	137
2025	49
2026	11

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Salaries and related costs	$12,373	$11,686
Group health insurance claims	2,227	2,023
Credit balances and overpayments due to patients and payors	1,581	2,371
Other	3,931	4,545
Total	$20,112	$20,625

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	2014	2013
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$45,000	$40,000
Various notes payable with $850 plus accrued interest due in the next year, interest accrues at 3.25% per annum	1,300	1,475
	46,300	41,475
Less current portion	(850)	(825)
	$45,450	$40,650

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

On June 30, 2014, $45.0 million was outstanding on the Credit Agreement resulting in $80.0 million of availability. As of June 30, 2014, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions. In conjunction with the acquisition in 2014, the Company entered into a note payable in the amount of $400,000, payable in two annual equal installments of $200,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.   In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two annual equal installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment.   In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two annual equal installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to June 30, 2014 are as follows (in thousands):

During the twelve months ended June 30, 2015	$850
During the twelve months ended June 30, 2016	450
During the twelve months ended June 30, 2019	45,000
$46,300

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2014.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. This discussion includes forward-looking statements that are subject to risk and uncertainties.  Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.
EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of June 30, 2014, we operated 486 clinics in 43 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 17 third-party facilities under management as of June 30, 2014.

On September 30, 2013, we sold the remainder of our physician services business.  The results of operations and the loss on the sale of the physician services business have been reclassified to discontinued operations for all periods presented.

The following discussion refers to continuing operations unless otherwise noted.

During the first six months of 2014 and the year ended 2013, we acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2014
April 2014 Acquisition	April 30	70%	13

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the above clinic group acquisitions, in 2014, we acquired two individual clinic practices in separate transactions.  One of the acquired clinics will operate as a satellite of one of our partnerships and the other will be consolidated into an existing clinic.  Also, in 2013, we acquired three physical therapy clinic practices in separate transactions.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Number of clinics, at the end of period	486	449	486	449
Working days	64	64	127	127
Average visits per day per clinic	23.3	21.6	22.4	21.3
Total patient visits	718,767	613,893	1,362,636	1,191,469
Net patient revenue per visit	$106.39	$106.25	106.31	$106.31

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

—	Net revenues increased to $78.2 million for the three months ended June 30, 2014 (“2014 Second Quarter”) from $66.9 million for the three months ended June 30, 2013 (“2013 Second Quarter”) primarily due to an increase in visits of 104,800 from 613,900 for the 2013 Second Quarter to 718,700 for the 2014 Second Quarter and a slight increase in the average net patient revenue per visit for the 2014 Second Quarter to $106.39 from $106.25 in the 2013 Second Quarter.

—	Net income attributable to our common shareholders for the 2014 Second Quarter was $6.4 million versus $5.1 million for the 2013 Second Quarter. Net income was $0.53 per diluted share for the 2014 period and $0.42 for the 2013 period. Total diluted shares were 12.2 million for the 2014 Second Quarter and 12.1 million for the 2013 Second Quarter.

Net Patient Revenues

—	Net patient revenues increased to $76.5 million for the 2014 Second Quarter from $65.2 million for the 2013 Second Quarter, an increase of $11.3 million, or 17.2%, due to an increase in visits of 70,800 from clinics opened and acquired between July 1, 2013 and June 30, 2014 (“New Clinics”) and an increase in visits of 34,000 from clinics opened or acquired prior to July 1, 2013 (“Mature Clinics”) and an increase in the net patient revenue per visit of $0.14.

—	Net patient revenues related to New Clinics amounted to $8.6 million for the 2014 Second Quarter and net patient revenues for Mature Clinics increased by $2.7 million for the 2014 Second Quarter as compared to the 2013 Second Quarter.

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

Other Revenues

Other revenues increased $0.1 million in the 2014 Second Quarter to $1.7 million from $1.6 million in the 2013 Second Quarter.

Clinic Operating Costs

Clinic operating costs were $56.4 million, or 72.1% of net revenues, for the 2014 Second Quarter and $49.3 million, or 73.7% of net revenues, for the 2013 Second Quarter. The increase was primarily attributable to $6.7 million in operating costs of New Clinics and by an increase in operating costs of $0.4 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $40.1 million for the 2014 Second Quarter from $35.5 million for the 2013 Second Quarter, an increase of $4.6 million, or 12.9%. Salaries and related costs for New Clinics amounted to $4.5 million for the 2014 Second Quarter. Salaries and related costs for Mature Clinics increased by $0.1 million for the 2014 Second Quarter as compared to the 2013 Second Quarter. Salaries and related costs as a percentage of net revenues were 51.3% for the 2014 Second Quarter and 53.1 % for the 2013 Second Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $15.2 million for the 2014 Second Quarter and $12.6 million for the 2013 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.1 million for the 2014 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.5 million in the 2014 Second Quarter compared to the 2013 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.4% for the 2014 Second Quarter and 18.8% for the 2013 Second Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2014 Second Quarter and $1.2 million for the 2013 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.4% for the 2014 Second Quarter and 1.8% for the 2013 Second Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.8% at June 30, 2014, as compared to 4.4% at December 31, 2013. Our day’s sales outstanding were 41 days at June 30, 2014 and 39 days at December 31, 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.6 million for the 2014 Second Quarter and $6.5 million for the 2013 Second Quarter. The increase was primarily due to increase in the number of employees and the amount of accrued incentive compensation.  As a percentage of net revenues, corporate office costs were 9.7% for the 2014 Second Quarter and 9.8% for the 2013 Second Quarter.

Interest Expense

Interest expense increased to $332,000 in the 2014 Second Quarter compared to $130,000 in the 2013 Second Quarter due to a higher average outstanding balance under our revolving credit agreement during the 2014 period as compared to the 2013 period due to acquisitions.  At June 30, 2014, $45,000,000 was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $4.5 million for the 2014 Second Quarter and $3.3 million for the 2013 Second Quarter. During the 2014 and 2013 Second Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 41.0% and 38.8%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $3.0 million for the 2014 Second Quarter and $2.5 million for the 2013 Second Quarter. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $3.0 million for the 2014 Second Quarter and $2.6 million for the 2013 Second Quarter or as a percentage of operating income before corporate office costs was 13.6% for the 2014 Second Quarter and 14.6% for the 2013 Second Quarter.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

—	Net revenues increased to $ 148.0 million for the six months ended June 30, 2014 (“2014 First Six Months”) from $ 129.6 million for the six months ended June 30, 2013 (“2013 First Six Months”) primarily due to an increase in visits of 171,100 from 1,191,500 for the 2013 First Six Months to 1,362,600 for the 2014 First Six Months.

—	Net income attributable to our common shareholders for the 2014 First Six Months was $10.7 million versus $8.9 million for the 2013 First Six Months. Net income was $0.87 per diluted share for the 2014 period and $0.74 for the 2013 period. Total diluted shares were 12.2 million for the 2014 First Six Months and 12.0 million for the 2013 First Six Months.

Net Patient Revenues

—	Net patient revenues increased to $144.9 million for the 2014 First Six Months from $126.7 million for the 2013 First Six Months, an increase of $18.2 million, or 14.4%, due to an increase in visits of 113,200 from New Clinics and an increase in visits of 57,900 from Mature Clinics. The average net revenue per visit remained relatively the same for the two periods at $106.31 for the current period and $106.30 for the comparable 2013 period.

—	Net patient revenues related to New Clinics amounted to $13.9 million for the 2014 First Six Months and net patient revenues for Mature Clinics increased by $4.3 million for the 2014 First Six Months as compared to the 2013 First Six Months primarily due to the two acquisitions that occurred in December 2013.

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

Other Revenues

Other revenues increased $0.1 million in the 2014 First Six Months to $3.1 million from $3.0 million in the 2013 First Six Months.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were $109.5 million, or 74.0% of net revenues, for the 2014 First Six Months and $97.2 million, or 75.0% of net revenues, for the 2013 First Six Months. The increase was primarily attributable to $11.1 million in operating costs of New Clinics and an increase in operating costs of $1.2 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $78.1 million for the 2014 First Six Months from $69.6 million for the 2013 First Six Months, an increase of $8.5 million, or 12.2%. Salaries and related costs for New Clinics amounted to $7.4 million for the 2014 First Six Months. Salaries and related costs for Mature Clinics increased by $1.1 million for the 2014 First Six Months as compared to the 2013 First Six Months. Salaries and related costs as a percentage of net revenues were 52.7% for the 2014 First Six Months and 53.7% for the 2013 First Six Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $29.4 million for the 2014 First Six Months and $25.3 million for the 2013 First Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $3.6 million for the 2014 First Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.5 million in the 2014 First Six Months compared to the 2013 First Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2014 First Six Months and 19.5% for the 2013 First Six Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.0 million for the 2014 First Six Months and $2.3 million for the 2013 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.4% for the 2014 First Six Months and 1.8% for the 2013 First Six Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.8% at June 30, 2014, as compared to 4.4% at December 31, 2013. Our days sales outstanding was 41 days at June 30, 2014 and 39 days at December 31, 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $14.7 million for the 2014 First Six Months and $12.9 million for the 2013 First Six Months. The increase was primarily due to increase in the number of employees and the amount of  accrued incentive compensation.  As a percentage of net revenues, corporate office costs were 10.0% for both the 2014 First Six Months and 2013 First Six Months.

Interest Expense

Interest expense increased to $585,000 in the 2014 First Six Months compared to $265,000 in the 2013 First Six Months due to a higher average outstanding balance under our revolving credit agreement during the 2014 period compared to the 2013 period due to acquisitions.  At June 30, 2014, $45.0 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $7.4 million for the 2014 First Six Months and $5.8 million for the 2013 First Six Months. During the 2014 and 2013 First Six Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 41.0% and 38.8%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $5.1 million for the 2014 First Six Months and $4.3 million for the 2013 First Six Months. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $5.1 million for the 2014 First Six Months and $4.5 million for the 2013 First Six Months or as a percentage of operating income before corporate office costs was 13.7% for the 2014 First Six Months and 13.9% for the 2013 First Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2014 and December 31, 2013, we had $12.9 million in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2015. The amount outstanding under our revolving credit facility was $45.0 million at June 30, 2014 compared to $40.0 million at December 31, 2013.  At June 30, 2014, we had $80 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the six months ended June 30, 2014, $21.1 million was provided by operations and $5.0 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of businesses ($10.8 million) purchases of non-controlling interests ($4.9 million), distributions to non-controlling interest partners ($5.0 million), payment of dividends to our shareholders ($2.9 million), purchases of fixed assets ($2.1 million) and payments on notes payable ($0.6 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On June 30, 2014, $45.0 million was outstanding on the revolving credit facility resulting in $80.0 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable related to certain of the acquisitions of businesses that occurred in 2014 and 2013. For those acquisitions, we entered into several notes payables aggregating $1.7 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At June 30, 2014, the balance on these notes payable was $1.3 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2014, we have accrued $1.6 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in 2014.

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

There is no expiration date for the share repurchase program. As of June 30, 2014, there are currently an additional estimated 341,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2014.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

—	Changes as a result of healthcare reform legislation, and implementation thereof, may affect our business.

—	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

—	Changes in economic conditions in the United States may have a material adverse impact on our business and financial condition.

—	We depend upon the cultivation and maintenance of relationships with physicians in our markets.

—	We depend upon our ability to recruit and retain experienced physical and occupational therapists.

—	Our revenues may fluctuate seasonally due to weather.

—	Our operations are subject to extensive regulation.

—	We operate in a highly competitive industry.

—	We may incur closure costs and losses.

—	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

—	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At June 30, 2014, $45.0 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at June 30, 2014, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $450,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 7, 2014	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith