Form 10-Q
period 2014-09-30
U S PHYSICAL THERAPY INC /NV
filed 2014-11-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of November 7, 2014, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,268,895.

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,824	$12,898
Patient accounts receivable, less allowance for doubtful accounts of $1,811 and $1,430, respectively	33,809	30,820
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,906	1,844
Other current assets	5,076	4,098
Total current assets	56,615	49,660
Fixed assets:
Furniture and equipment	42,104	38,965
Leasehold improvements	22,639	21,891
	64,743	60,856
Less accumulated depreciation and amortization	48,685	45,896
	16,058	14,960
Goodwill	150,471	143,955
Other intangible assets, net	22,615	14,479
Other assets	1,978	1,081
	$247,737	$224,135

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$1,901	$1,722
Accrued expenses	19,081	20,625
Current portion of notes payable	850	825
Total current liabilities	21,832	23,172
Notes payable	450	650
Revolving line of credit	46,500	40,000
Deferred rent	1,014	996
Other long-term liabilities	7,378	4,196
Total liabilities	77,174	69,014
Commitments and contingencies
Redeemable non-controlling interests	7,524	4,104
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,480,632 and 14,315,882 shares issued, respectively	145	143
Additional paid-in capital	42,457	40,569
Retained earnings	130,683	119,206
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	141,657	128,290
Non-controlling interests	21,382	22,727
Total equity	163,039	151,017
	$247,737	$224,135

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net patient revenues	$76,184	$64,368	$221,051	$191,027
Other revenues	1,532	1,460	4,633	4,426
Net revenues	77,716	65,828	225,684	195,453
Clinic operating costs:
Salaries and related costs	41,802	35,733	119,853	105,318
Rent, clinic supplies, contract labor and other	16,117	12,877	45,538	38,161
Provision for doubtful accounts	1,090	1,095	3,094	3,390
Closure costs	(39)	(5)	(28)	21
Total clinic operating costs	58,970	49,700	168,457	146,890
Gross margin	18,746	16,128	57,227	48,563
Corporate office costs	7,468	6,224	22,214	19,165
Operating income from continuing operations	11,278	9,904	35,013	29,398
Interest and other income, net	2	2	3	5
Interest expense	(237)	(133)	(822)	(398)
Income before taxes from continuing operations	11,043	9,773	34,194	29,005
Provision for income taxes	3,625	3,017	11,033	8,798
Net income from continuing operations including non-controlling interests	7,418	6,756	23,161	20,207
Discontinued operations, net of tax	-	(4,497)	-	(4,965)
Net income including non-controlling interests	7,418	2,259	23,161	15,242
Less: net income attributable to non-controlling interests	(2,202)	(2,032)	(7,285)	(6,380)
Net income attributable to common shareholders	$5,216	$227	$15,876	$8,862
Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.43	$0.38	$1.30	$1.13
Basic earnings per share attributable to common shareholders:
From continuing operations	0.43	0.38	1.30	1.13
Revaluation of redeemable non-controlling interests, net of tax	-	-	(0.09)	-
From discontinued operations	-	(0.36)	-	(0.39)
Basic	$0.43	$0.02	$1.21	$0.74
Diluted earnings per share attributable to common shareholders:
From continuing operations	0.43	0.38	1.30	1.12
Revaluation of redeemable non-controlling interests, net of tax	-	-	(0.09)	-
From discontinued operations	-	(0.36)	-	(0.39)
Diluted	$0.43	$0.02	$1.21	$0.73
Shares used in computation:
Basic	12,244	12,106	12,201	12,050
Diluted	12,247	12,120	12,208	12,069

Dividends declared per common share	$0.12	$0.10	$0.36	$0.30
Earnings attributable to common shareholders:
From continuing operations	5,216	4,659	15,876	13,589
From discontinued operations	-	(4,432)	-	(4,727)
	$5,216	$227	$15,876	$8,862

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income including non-controlling interests	$23,161	$15,242
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,682	4,181
Provision for doubtful accounts	3,094	3,377
Equity-based awards compensation expense	2,456	2,092
Loss on sale of business and sale or abandonment of assets, net	20	7,233
Excess tax benefit from exercise of stock options	(526)	(277)
Deferred income tax	3,888	(543)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,952)	(3,318)
Increase in accounts receivable - other	(62)	(41)
(Increase) decrease in other assets	(1,803)	1,148
Decrease in accounts payable and accrued expenses	(1,739)	(899)
Increase in other Long term liabilities	607	664
Net cash provided by operating activities	28,826	28,859
INVESTING ACTIVITIES	-
Purchase of fixed assets	(3,912)	(3,458)
Purchase of businesses, net of cash acquired	(12,240)	(10,128)
Acquisitions of non-controlling interests	(4,998)	(1,668)
Proceeds on sale of business and fixed assets, net	43	448
Net cash used in investing activities	(21,107)	(14,806)
FINANCING ACTIVITIES
Distributions to non-controlling interests	(7,067)	(6,588)
Cash dividends to shareholders	(4,399)	(3,628)
Proceeds from revolving line of credit	112,300	88,450
Payments on revolving line of credit	(105,800)	(91,700)
Payment of notes payable	(575)	(459)
Excess tax benefit from stock options exercised	526	277
Proceeds from exercise of stock options	45
Other	177	47
Net cash used in financing activities	(4,793)	(13,601)
Net increase in cash	2,926	452
Cash - beginning of period	12,898	11,671
Cash - end of period	$15,824	$12,123
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,920	$4,402
Interest	$857	$352
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$400	$800
Revaluation of redeemable non-controlling interests	$1,841	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock Shares	Treasury Stock Amount	Total Shareholders' Equity	Non- controlling Interests	Total
Balance December 31, 2013	$14,316	$143	$40,569	$119,206	$(2,215)	$(31,628)	$128,290	$22,727	$151,017
Issuance of restricted stock, net of cancellations	147	1	-	-	-	-	1	-	1
Proceeds from exercise of stock options	18	1	43	-	-	-	44	-	44
Compensation expense - restricted stock	-	-	2,456	-	-	-	2,456	-	2,456
Excess tax benefit of equity grants	-	-	526	-	-	-	526	-	526
Purchase of business	-	-	-	-	-	-	-	4,725	4,725
Revaluation of redeemable non-controlling interests, net of tax	-	-	(1,086)	-	-	-	(1,086)	-	(1,086)
Reclass to redeemable non- controlling interests								(6,438)	(6,438)
Acquisition of non-controlling interests	-	-	(51)	-	-	-	(51)	(27)	(78)
Dividends paid to shareholders	-	-	-	(4,399)	-	-	(4,399)	-	(4,399)
Contributions of non-controlling interest partner								177	177
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(7,067)	(7,067)
Net income	-	-	-	15,876	-	-	15,876	7,285	23,161
Balance September 30, 2014	$14,481	$145	$42,457	$130,683	$(2,215)	$(31,628)	$141,657	$21,382	$163,039

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

During the first nine months of 2014 and the year ended 2013, the Company acquired the following clinic groups:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the clinic groups noted in the table above, during the nine months ended September 30, 2014, the Company acquired three individual clinics in separate transactions.  Two of the acquired clinics will operate as a satellite of two separate partnerships of the Company and the other will be consolidated into an existing clinic.  In 2013, the Company, through three of its subsidiaries, acquired three individual physical therapy clinics in separate transactions.

As of September 30, 2014, the Company operated 489 clinics in 42 states.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results the Company expects for the entire year. Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.  In 2014, there are six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two methods: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a put price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each method used and the weighted sum of the two methods is considered the estimated fair value. For 2014, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations in the third quarter of 2014 and 2013 did not yield any impairment charge. During the nine months ended September 30, 2014, the Company did not identify any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of the particular limited partner.  The redeemable non-controlling interests are adjusted to the fair value, generally based on a mutliple times the trailing twelve months of earnings before interest, taxes, amortization and depreciation, in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

Typically, for acquisitions, the Company agrees to purchase the individual’s non-controlling interest at a predetermined multiple of earnings before interest, taxes, depreciation and amortization.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through June 30, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014. In October 2014, CMS released the Medicare physician fee schedule rates for 2015, which includes a 1% payment increase for physical therapy services.  Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy.  Since January 1, 2014, the annual Limit on outpatient therapy services is $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services.  Starting January 1, 2015, the annual Limits will be increased to $1,940.   Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

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

The Physician Quality Reporting System, or "PQRS," is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by "eligible professionals." Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016 and 2017.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2014.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount to be recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Based on the Company's assessment, there are no uncertain tax positions at September 30, 2014 and December 31, 2013.

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2014 and 2013.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2014.

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

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended	Three Months Ended	Nine Months Ended	NIne Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings attributable to common shareholders:
From continuing operations	$5,216	$4,659	$15,876	$13,589
From discontinued operations	-	(4,432)	-	(4,727)
	5,216	227	15,876	8,862
Revaluation of redeemable non-controlling interests, net of tax	-	-	(1,086)	-
	$5,216	$227	$14,790	$8,862

Diluted earnings per share attributable to common shareholders:
From continuing operations	$0.43	$0.38	$1.30	$1.13

Basic earnings per share attributable to common shareholders:
From continuing operations	0.43	0.38	1.30	1.13
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.09)	-
From discontinued operations	-	(0.36)	-	(0.39)
Basic	$0.43	$0.02	$1.21	$0.74
Diluted earnings per share attributable to common shareholders:
From continuing operations	0.43	0.38	1.30	1.12
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.09)	-
From discontinued operations	-	(0.36)	-	(0.39)
Diluted	$0.43	$0.02	$1.21	$0.73
Shares used in computation:
Basic earnings per share - weighted-average shares	12,244	12,106	12,201	12,050
Effect of dilutive securities - stock options	3	14	7	19
Denominator for diluted earnings per share - adjusted weighted-average shares	12,247	12,120	12,208	12,069

All options to purchase shares were included in the diluted earnings per share calculation for the three and nine months ended September 30, 2014 and 2013 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

The charges to additional paid-in capital – revaluation of redeemable non-controlling interests, net of tax represent the increase in the fair value of the redeemable non-controlling interest that were deemed probable that the owners would assert the redemption rights. See Note 1 – Basis of Presentation and Significant Accounting Policies – Significant Accounting Policies - Non-controlling interests.

3. ACQUISITIONS OF BUSINESSES

On April 30, 2014, the Company acquired a 70% interest in a 13-clinic physical therapy practice.  The purchase price for the 70% interest was $10,625,000 in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. On August 1, 2014, the Company acquired all of the interest in a 3-clinic physical therapy practice. The purchase price for the 100% interest was $1,050,000 in cash.   In addition, during the nine months ended September 30, 2014, the Company acquired three individual clinic practices for an aggregate of $565,000 in cash.

The purchase prices for the 2014 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,240
Seller notes	400
Total consideration	12,640
Estimated fair value of net tangible assets acquired:
Total current assets	1,273
Total non-current assets	1,200
Total liabilities	(374)
Net tangible assets acquired	2,099
Referral relationships	-
Non-competition agreements	-
Tradename	-
Goodwill	15,266
Fair value of non-controlling interest	(4,725)
$12,640

During 2013, the Company completed the following multi-clinic acquisitions of physical therapy practices:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics

February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquisition	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

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

The purchase prices for the 2013 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$46,598
Seller notes	1,300
Total consideration	$47,898
Estimated fair value of net tangible assets acquired:
Total current assets	$3,712
Total non-current assets	1,971
Total liabilities	(1,082)
Net tangible assets acquired	4,601
Referral relationships	6,140
Non-competition agreements	1,000
Tradename	3,200
Goodwill	43,498
Fair value of non-controlling interest	(10,541)
$47,898

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2014 and 2013 acquisitions was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

For the 2014 acquisitions and the two acquisitions which occurred in December, 2013, the purchase price plus the fair value of the non-controlling interest for those two acquisitions was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

Except for the December 13, 2013 Acquisition, unaudited proforma consolidated financial information for acquisitions occurring in 2014 and 2013 have not been included as the results were not material to current operations.

Unaudited proforma net revenue and net income from continuing operations for the Company as if the December 13, 2013 Acquisition occurred as of January 1, 2013 is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Net revenues	$69,174	$204,198
Net income attributable to common shareholders from continuing operations	$5,273	$15,023

Earnings per share:
Basic - net income attributable to common shareholders from continuing operations	$0.44	$1.25
Diluted - net income attributable to common shareholders from continuing operations	$0.44	$1.24

Shares used in computation:
Basic - net income attributable to common shareholders from continuing operations	12,106	12,050
Diluted - net income attributable to common shareholders from continuing operations	12,120	12,069

4. ACQUISITIONS AND REVALUATIONS OF NON-CONTROLLING INTERESTS

In four separate transactions during the nine months ended September 30, 2014, the Company purchased interests in two partnerships which were previously classified as redeemable non-controlling interest. The interests in the partnerships purchased ranged from 10.0% to 35.0%. The aggregate of the purchase prices paid was $4.9 million, which included $3.0 million of net book value. The remaining purchase price of $1.9 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital.

For the nine months ended September 30, 2014, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Nine Months Ended
September 30, 2014
Beginning balance	$4,104
Increase due to revaluation and operating results of redeemable non-controlling interests	1,932
Reclass of non controlling interest	6,375
Purchases of redeemable non-controlling interests	(4,887)
Ending balance	$7,524

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

The following table details the losses from discontinued operations reported for the physician services business:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net revenues	$168	$864
Operating costs	369	1,537
Gross margin	(201)	(673)
Direct general and administrative expenses less proceeds	989	1,176
Write off of goodwill and other intangible assets	6,338	6,338
	(7,528)	(8,187)
Tax benefit	3,031	3,222
Loss from discontinued operations	$(4,497)	$(4,965)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows.

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended
September 30, 2014
Beginning balance	$143,955
Goodwill acquired during the period	15,266
Goodwill allocated to specific assets for business acquired in first six months of 2013	(1,680)
Goodwill allocated to specific assets for business acquired - December 13 Acquisition	(7,500)
Goodwill adjustments for purchase price allocation of businesses acquired	430
Ending balance	$150,471

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Tradenames	$12,414	$9,814
Referral relationships, net of accumulated amortization of $2,336 and $1,582, respectively	8,945	3,959
Non-competition agreements, net of accumulated amortization of $2,240 and $1,950, respectively	1,256	706
	$22,615	$14,479

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Referral relationships	$471	$134	$754	$400
Non-competition agreements	141	102	290	293
Total	$612	$236	$1,044	$693

Based on the initial value of referral relationships and non-competition agreements in place as of September 30, 2014, the expected amount to be amortized in 2014 and thereafter by year is as follows (in thousands):

Referral Relationships		Non Competition Agreements
	Annual		Annual
Years	Amount	Years	Amount
2014	986	2014	376
2015	919	2015	347
2016	919	2016	284
2017	919	2017	240
2018	883	2018	183
2019	846	2019	116
2020	846
2021	846
2022	797
2023	690
2024	571
2025	466
2026	11

8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Salaries and related costs	$11,081	$11,686
Group health insurance claims	2,114	2,023
Credit balances and overpayments due to patients and payors	1,619	2,371
Other	4,267	4,545
Total	$19,081	$20,625

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit Agreement average effective interest rate of 2.3% at September 30, 2014 inclusive of unused fee	$46,500	$40,000
Various notes payable with $850 plus accrued interest due in the next year, interest accrues at 3.25% per annum at September 30, 2014	1,300	1,475
	47,800	41,475
Less current portion	(850)	(825)
	$46,950	$40,650

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

On September 30, 2014, $46.5 million was outstanding on the Credit Agreement resulting in $78.5 million of availability. As of September 30, 2014, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions. In conjunction with one of the acquisitions in 2014, the Company entered into a note payable in the amount of $400,000, payable in two annual equal installments of $200,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.   In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two annual equal installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment.   In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two annual equal installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to September 30, 2014 are as follows (in thousands):

September 30, 2014
During the twelve months ended September 30, 2015	$850
During the twelve months ended September 30, 2016	450
During the twelve months ended September 30, 2019	46,500
Total	$47,800

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2014.

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

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2014, we operated 489 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 18 third-party facilities under management as of September 30, 2014.

On September 30, 2013, we sold the remainder of our physician services business.  The results of operations and the loss on the sale of the physician services business have been reclassified to discontinued operations for all periods presented.

The following discussion refers to continuing operations unless otherwise noted.

During the first nine months of 2014 and the year ended 2013, we acquired the following clinic groups:

Acquisition	Date	Acquired	Clinics	Date

April 2014 Acquisition	April 30	70%	13	April 30, 2014
August 2014 Acquisition	August 1	100%	3	August 1, 2014
February 2013 Acquisition	February 28	72%	9	February 28, 2013
April 2013 Acquisition	April 30	50%	5	April 30, 2013
May 2013 Acquisition	May 24	80%	5	May 24, 2013
December 9, 2013 Acquisition	December 9	60%	12	December 9, 2013
December 13, 2013 Acquisition	December 13	90%	11	December 13, 2013

The Company purchased interests in two partnerships which were previously classified as redeemable non-controlling interest on August 1, 2014. The interests in the partnerships purchased ranged from 10.0% to 35.0%.  In addition to the above clinic group acquisitions, in 2014, we acquired three individual clinic practices in separate transactions.  Two of the acquired clinics will operate as satellites of two of our partnerships and the other will be consolidated into an existing clinic.  Also, in 2013, we acquired three physical therapy clinic practices in separate transactions.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months		For the Nine Months
	Ended September 30, ,		Ended September 30,
	2014	2013	2014	2013
Number of clinics, at the end of period	489	447	489	447
Working days	64	64	191	191
Average visits per day per clinic	23.0	21.3	22.6	21.3
Total patient visits	719,271	611,448	2,081,907	1,802,870
Net patient revenue per visit	$105.92	$105.27	106.18	$105.96

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

●	Net revenues increased to $77.7 million for the three months ended September 30, 2014 (“2014 Third Quarter”) from $65.8 million for the three months ended September 30, 2013 (“2013 Third Quarter”) primarily due to an increase in visits of 107,800 from 611,500 for the 2013 Third Quarter to 719,300 for the 2014 Third Quarter and a slight increase in the average net patient revenue per visit for the 2014 Third Quarter to $105.92 from $105.27 in the 2013 Third Quarter.

●
Net income attributable to our common shareholders for the 2014 Third Quarter was $5.2 million versus $4.7 million for the 2013 Third Quarter. Net income was $0.43 per diluted share for the 2014 period and $0.38 for the 2013 period. Total diluted shares were 12.2 million for the 2014 Third Quarter and 12.1 million for the 2013 Third
Quarter.

Net Patient Revenues

●	Net patient revenues increased to $76.2 million for the 2014 Third Quarter from $64.3 million for the 2013 Third Quarter, an increase of $11.9 million, or 18.4%, due to visits of 80,600 from clinics opened and acquired between October 1, 2013 and September 30, 2014 (“New Clinics”) and an increase in visits of 27,200 from clinics opened or acquired prior to October 1, 2013 (“Mature Clinics”) and an increase in the net patient revenue per visit of $0.65.

●	Net patient revenues related to New Clinics amounted to $9.6 million for the 2014 Third Quarter and net patient revenues for Mature Clinics increased by $2.3 million for the 2014 Third Quarter as compared to the 2013 Third Quarter.

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

Other Revenues

Other revenues increased slightly in the 2014 Third Quarter compared to the 2013 Third Quarter.

Clinic Operating Costs

Clinic operating costs were $59.0 million, or 75.9% of net revenues, for the 2014 Third Quarter and $49.7 million, or 75.5% of net revenues, for the 2013 Third Quarter. The increase was primarily attributable to $8.1 million in operating costs of New Clinics and by an increase in operating costs of $1.2 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $41.8 million for the 2014 Third Quarter from $35.7 million for the 2013 Third Quarter, an increase of $6.1 million, or 17.0%. Salaries and related costs for New Clinics amounted to $5.6 million for the 2014 Third Quarter. Salaries and related costs for Mature Clinics increased by $0.5 million for the 2014 Third Quarter as compared to the 2013 Third Quarter.  Salaries and related costs as a percentage of net revenues were 53.8% for the 2014 Third Quarter and 54.3 % for the 2013 Third Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $16.1 million for the 2014 Third Quarter and $12.9 million for the 2013 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.5 million for the 2014 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.7 million in the 2014 Third Quarter compared to the 2013 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.7% for the 2014 Third Quarter and 19.6% for the 2013 Third Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2014 Third Quarter and $1.1 million for the 2013 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.4% for the 2014 Third Quarter and 1.7% for the 2013 Third Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at September 30, 2014, as compared to 4.4% at December 31, 2013. Our day’s sales outstanding were 41 days at September 30, 2014 and 39 days at December 31, 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.5 million for the 2014 Third Quarter and $6.2 million for the 2013 Third Quarter. The increase was primarily due to an increase in the number of employees and the amount of accrued incentive compensation.  As a percentage of net revenues, corporate office costs were 9.6% for the 2014 Third Quarter and 9.5% for the 2013 Third Quarter.

Interest Expense

Interest expense increased to $0.2 million in the 2014 Third Quarter compared to $0.1 million in the 2013 Third Quarter due to a higher average outstanding balance under our revolving credit agreement during the 2014 period as compared to the 2013 period due to acquisitions.  At September 30, 2014, $46.5 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $3.6 million for the 2014 Third Quarter and $3.0 million for the 2013 Third Quarter. During the 2014 and 2013 Third Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 41.0% and 39.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $2.2 million for the 2014 Third Quarter and $2.0 million for the 2013 Third Quarter. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $2.2 million for the 2014 Third Quarter and $2.1 million for the 2013 Third Quarter or as a percentage of operating income before corporate office costs was 11.7% for the 2014 Third Quarter and 13.0% for the 2013 Third Quarter.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

●	Net revenues increased to $225.7 million for the nine months ended September 30, 2014 (“2014 First Nine Months”) from $195.5 million for the nine months ended September 30, 2013 (“2013 First Nine Months”) primarily due to an increase in visits of 279,000 from 1,802,900 for the 2013 First Nine Months to 2,081,900 for the 2014 First Nine Months.

●	Net income attributable to our common shareholders for the 2014 First Nine Months was $15.9 million versus $13.6 million for the 2013 First Nine Months. Net income was $1.30 per diluted share for the 2014 period and $1.12 for the 2013 period. Total diluted shares were 12.2 million for the 2014 First Nine Months and 12.1 million for the 2013 First Nine Months.

Net Patient Revenues

●	Net patient revenues increased to $221.1 million for the 2014 First Nine Months from $191.0 million for the 2013 First Nine Months, an increase of $30.1 million, or 15.7%, due to an increase in visits of 185,000 from New Clinics and an increase in visits of 94,000 from Mature Clinics. The average net revenue per visit for the current period was $106.18 and $105.96 for the comparable 2013 period.

●	Net patient revenues related to New Clinics amounted to $22.6 million for the 2014 First Nine Months and net patient revenues for Mature Clinics increased by $7.5 million for the 2014 First Nine Months as compared to the 2013 First Nine Months primarily due to the acquisitions that occurred in the 2013 First Nine Months.

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

Other Revenues

Other revenues increased by $0.2 million in the 2014 First Nine Months to $4.6 million from $4.4 million in the 2013 First Nine Months.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were $168.5 million, or 74.6% of net revenues, for the 2014 First Nine Months and $146.9 million, or 75.2% of net revenues, for the 2013 First Nine Months. The increase was primarily attributable to $18.4 million in operating costs of New Clinics and an increase in operating costs of $3.2 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $119.9 million for the 2014 First Nine Months from $105.3 million for the 2013 First Nine Months, an increase of $14.6 million, or 13.8%. Salaries and related costs for New Clinics amounted to $12.4 million for the 2014 First Nine Months. Salaries and related costs for Mature Clinics increased by $2.2 million for the 2014 First Nine Months as compared to the 2013 First Nine Months. Salaries and related costs as a percentage of net revenues were 53.1% for the 2014 First Nine Months and 53.9% for the 2013 First Nine Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $45.5 million for the 2014 First Nine Months and $38.2 million for the 2013 First Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $5.8 million for the 2014 First Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $1.5 million in the 2014 First Nine Months compared to the 2013 First Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.2% for the 2014 First Nine Months and 19.5% for the 2013 First Nine Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.1 million for the 2014 First Nine Months and $3.4 million for the 2013 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.4% for the 2014 First Nine Months and 1.8% for the 2013 First Nine Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at September 30, 2014, as compared to 4.4% at December 31, 2013. Our days sales outstanding was 41 days at September 30, 2014 and 39 days at December 31, 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $22.2 million for the 2014 First Nine Months and $19.2 million for the 2013 First Nine Months. The increase was primarily due to increase in the number of employees and the amount of accrued incentive compensation.  As a percentage of net revenues, corporate office costs were 9.8% for both the 2014 First Nine Months and 2013 First Nine Months.

Interest Expense

Interest expense increased to $0.8 million in the 2014 First Nine Months compared to $0.4 million in the 2013 First Nine Months due to a higher average outstanding balance under our revolving credit agreement during the 2014 period compared to the 2013 period due to acquisitions.  At September 30, 2014, $46.5 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $11.0 million for the 2014 First Nine Months and $8.9 million for the 2013 First Nine Months. During the 2014 and 2013 First Nine Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 41.0% and 38.9%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests, inclusive of discontinued operations, was $7.3 million for the 2014 First Nine Months and $6.4 million for the 2013 First Nine Months. Net income attributable to non-controlling interests, exclusive of discontinued operations, was $7.3 million for the 2014 First Nine Months and $6.6 million for the 2013 First Nine Months or as a percentage of operating income before corporate office costs was 11.7% for the 2014 First Nine Months and 13.6% for the 2013 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2014 and December 31, 2013, we had $15.8 million and $12.9 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, corporate costs, dividends, purchases of our common stock, accrued clinic closure costs, future clinic development and investments through at least March 2015. The amount outstanding under our revolving credit facility was $46.5 million at September 30, 2014 compared to $40.0 million at December 31, 2013.  At September 30, 2014, we had $78.5 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the nine months ended September 30, 2014, $28.8 million was provided by operations and $6.5 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of businesses ($12.2 million), distributions to non-controlling interest partners ($7.1 million), purchases of non-controlling interests ($5.0 million), payment of dividends to our shareholders ($4.4 million) and purchases of fixed assets ($3.9 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On September 30, 2014, $46.5 million was outstanding on the revolving credit facility resulting in $78.5 million of availability, and we were in compliance with all of the covenants thereunder.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses that occurred in 2014 and 2013. For those acquisitions, we entered into several notes payables aggregating $1.7 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At September 30, 2014, the balance on these notes payable was $1.3 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of September 30, 2014, we have accrued $1.6 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid  during the twelve months ended September 30, 2015.

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

There is no expiration date for the share repurchase program. As of September 30, 2014, there are currently an additional estimated 341,000 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2014.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

●	Changes as a result of healthcare reform legislation, and implementation thereof, may affect our business.

●	We depend upon reimbursement by third-party payors including Medicare and Medicaid.

●	Changes in economic conditions in the United States may have a material adverse impact on our business and financial condition.

●	We depend upon the cultivation and maintenance of relationships with physicians in our markets.

●	We depend upon our ability to recruit and retain experienced physical and occupational therapists.

●	Our revenues may fluctuate seasonally due to weather.

●	Our operations are subject to extensive regulation.

●	We operate in a highly competitive industry.

●	We may incur closure costs and losses.

●	Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

●	Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as amended. These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

●	changes as the result of government enacted national healthcare reform;

●	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

●	business and regulatory conditions including federal and state regulations;

●	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

●	revenue and earnings expectations;

●	general economic conditions;

●	availability and cost of qualified physical and occupational therapists;

●	personnel productivity;

●	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

●	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;

●	maintaining adequate internal controls;

●	availability, terms, and use of capital; and

●	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At September 30, 2014, $46.5 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at September 30, 2014, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $465,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 7, 2014	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith