Form 10-K/A
period 2013-12-31
U S PHYSICAL THERAPY INC /NV
filed 2015-01-14
CIK 885978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment 1)

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

Explanatory Note:

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing”), to: (i) correct the dates referenced within the Reports of Independent Public Accounting Firm in Item 8 of the original filing from March 10, 2014 to March 11, 2014 and (ii) add language in Item 9A. Controls and Procedures — “Management’s Report on Internal Controls Over Financial Reporting” indicating that the report did not include the effectiveness of our internal control over financial reporting of a 90% owned subsidiary acquired in December 2013.

Accordingly, we hereby also amend Item 15 in the Original Filing to reflect the filing of the new certifications and consent. Except as indicated above, this Amended Filing does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 9, 2014, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on August 7, 2014 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 7, 2014.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 11, 2014 expressed an unqualified opinion on those financial statements.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment did not include the effectiveness of our internal control over financial reporting of ARC Rehabilitation Services, LLC (“ARC”), a 90% owned subsidiary acquired in December 2013. The financial statements of ARC represent total assets and revenues constituting 1.1% and 0.2%, respectively, of U.S. Physical Therapy, Inc.’s consolidated financial statement amounts as of and for the year ended December 31, 2013. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 39 (pg. 3 of this Amendment No. 1 to our Form 10-K).

ITEM 9B.	OTHER INFORMATION

Not applicable.

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	First Amendment to the Amended and Restated 2003 Stock Incentive Plan [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 8, 2013].

10.6+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.7+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.8+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.9+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.10+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.11+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.13+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.17+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.18+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.19+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.20+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.25	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.26	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.27	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

Number	Description

10.28	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.29	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.30	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.31	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.32	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.33	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC].

10.34	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012].

10.35	Amended and Restated Credit Agreement dated as of December 5, 2013 among the Company, as the borrower, and Bank of America, N. A, as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.36	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (as Sellers) and U. S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization of Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013].

Number	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

23.1	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: January 14, 2015

EXHIBIT INDEX

LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

10.3+	1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.4+	U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.5+	First Amendment to the Amended and Restated 2003 Stock Incentive Plan [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 8, 2013].

10.6+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.7+	First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.8+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.9+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.10+	Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.11+	Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.13+	Employment Agreement dated May 24, 2007, between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.14+	Amendment to Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

10.17+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 31, 2011 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.18+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.19+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.20+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2011, effective March 31, 2011 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011].

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management, effective March 27, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2012).

10.25	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.26	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

10.27	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2013).

Number	Description

10.28	Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.29	Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.30	First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.31	Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.32	Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

10.33	Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC].

10.34	Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012].

10.35	Amended and Restated Credit Agreement dated as of December 5, 2013 among the Company, as the borrower, and Bank of America, N. A, as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.36	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.37	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.38	Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (as Sellers) and U. S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization of Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013].

Number	Description

21.1	Subsidiaries of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

23.1	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2014).

*	Filed herewith
+	Management contract or compensatory plan or arrangement.