Form 10-K
period 2014-12-31
U S PHYSICAL THERAPY INC /NV
filed 2015-03-12
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2014 was $276,161,000 based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2015, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,398,537.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders	PART III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor investigations and audits;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital; and

•	weather and other seasonal factors.

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

Our strategy is to acquire single and multi-clinic outpatient physical therapy practices on a national basis and to develop outpatient physical therapy clinics. At December 31, 2014, we operated 489 clinics in 42 states. The average age of the 489 clinics in operation at December 31, 2014 was 9.1 years. There were 384 clinics operated under Clinic Partnerships and 105 were operated as Wholly-Owned Facilities. Of the 489 clinics, we developed 302 and acquired 187. Our highest concentration of clinics are in the following states—Tennessee, Texas, Michigan, Maryland, Georgia, Washington, Virginia, Pennsylvania, Wisconsin, New Jersey, Missouri, Oklahoma, Oregon, Indiana and Arizona. In addition to our 489 clinics, at December 31, 2014, we also managed 16 physical therapy practices for third parties, primarily physicians.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2014
April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquistion	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

	2012
May 2012 Acquisition	May 22, 2012	70%	7

In addition to the two multi-clinic acquisitions detailed above, in 2014, the Company acquired four individual clinics in separate transactions. In addition to the five multi-clinic acquisitions detailed above, in 2013, we acquired three individual clinics in separate transactions.  In addition to the May 2012 Acquisition, in 2012, we acquired seven individual clinics in separate transactions.

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that a substantial number of clinic groups operate more than one clinic location. In 2015, we intend to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

Our Company was re-incorporated in April 1992 under the laws of the State of Nevada and has operating subsidiaries organized in various states in the form of limited partnerships and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained in Item 8 in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our website is www.usph.com.

OUR CLINICS

Most of our clinics are Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, Clinic Partnerships may consist of more than one clinic location. As of December 31, 2014, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

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

The following table shows our payor mix for the years ended:

	December 31, 2014		December 31, 2013		December 31, 2012
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)

Managed Care Program	$67,139	22.5%	$58,680	22.8%	$73,244	30.0%
Commercial Health Insurance	87,890	29.4%	79,148	30.6%	57,066	23.4%
Medicare/Medicaid	69,857	23.4%	60,697	23.5%	58,730	24.1%
Workers' Compensation Insurance	57,643	19.3%	45,221	17.5%	42,086	17.2%
Other	16,480	5.4%	14,537	5.6%	12,974	5.3%
Total	$299,009	100.0%	$258,283	100.0%	$244,100	100.0%

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

During the year ended December 31, 2014, approximately 25.1% of our visits and 21.3%% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, record keeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through June 30, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014. In October 2014, CMS released the Medicare physician fee schedule rates for 2015, which included a 1% payment increase for physical therapy services. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

We believe that our operations comply with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits.  An adverse inspection, review, audit or investigation could result in: refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; imposition of a corporate integrity agreement ; exclusion  from participation in the Medicare or Medicaid programs or one or more managed care payor network; or damage to our reputation.

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

Our Board of Directors (the “Board”) has adopted a Code of Business Conduct and Ethics to clarify the ethical standards under which the Board and management carry out their duties. In addition, the Board has created a Compliance Committee ("Compliance Committee") whose purpose is to assist the Board in discharging their oversight responsibilities with respect to compliance with federal and state laws and regulations relating to healthcare.

We have issued an Ethics and Compliance Manual and created a compliance DVD, hand-outs and an on-line testing program. These tools were prepared to ensure that every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees. Our Compliance Committee, appointed by the Board, consists of five independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, the CO and other compliance and legal personnel. The CO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

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

The Company has in place a Risk Management Committee consisting of, among others, the CO, our General Counsel and the Corporate Vice President of Administration. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

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

Educating Our Employees. We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible for  conducting the initial training sessions on compliance with existing employees. Training is based on our Ethics and Compliance Manual, inclusive of HIPAA information, and our compliance DVD. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and will conduct frequent teleconference meetings on topics as deemed necessary.

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

Monitoring and Auditing Clinic Operational Compliance. Our Company has in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Most clinics are audited at least once every 24 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is given to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable. Formal audit reports are prepared and reviewed with corporate management and the Compliance Committee. Each clinic director/administrator receives a letter instructing them of any corrective measures required. Each clinic director/administrator then works with the compliance team and operations to ensure such corrective measures are achieved.

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

EMPLOYEES

At December 31, 2014, we employed 3,151 people, of which 2,207 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations.  While our facilities intend to comply with the existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time.  A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure or Medicare certification of accreditation.  These consequences could have an adverse effect on our Company.

Decreases in Medicare reimbursement rates, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services will adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through June 30, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014. In October 2014, CMS released the Medicare physician fee schedule rates for 2015, which included a 1% payment increase for physical therapy services. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Health plans and providers are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2015. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners.

An economic downturn, state budget pressures, sustained unemployment and continued deficit spending by the federal government may result in a reduction in reimbursement and covered services.

 An economic downturn could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.
 The existing federal deficit, as well as deficit spending by federal and state governments as the result of adverse developments in the economy or other reasons, can lead to continuing pressure to reduce governmental expenditures for other purposes, including government-funded programs in which we participate, such as Medicare and Medicaid. Such actions in turn may adversely affect our results of operations.

We depend upon reimbursement by third-party payors.

Substantially all of our revenues are derived from private and governmental third-party payors. In 2014, approximately 76.6% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources and approximately 23.4% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business- Sources of Revenue” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits.  An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	imposition of a corporate integrity agreement;

•	damage to our reputation;

•	the revocation of a facility's or agency's license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.

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

We may be adversely affected by a cyber attack that could compromise our information technologies, which may cause a violation of HIPAA or HITECH.
In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information, which is subject to HIPAA and HITECH. We maintain our information technology systems with safeguards protecting against cyber-attacks, including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

We depend upon our ability to recruit and retain experienced physical therapists.

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

Our clinic operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our internal controls for these functions at our clinics are adequate. Our controls for billing and cash collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.  If our controls fail, it would likely have an adverse effect on our financial condition and results of operation.

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

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In particular, the market price of our common stock has been and may continue to be highly volatile. During 2014, our stock price ranged from a low of $29.56 per share (on May 8, 2014) to a high of $44.00 per share (on October 31, 2014). Factors, such as announcements concerning acquisitions, changes in revenues and earnings expectations, regulatory conditions, including federal and state regulations, and economic and other external factors, as well as period-to-period fluctuations and financial results, may have a significant effect on the market price of our common stock.

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

At December 31, 2014, we had reserved approximately 700 shares of common stock for issuance under outstanding options and 497,000 shares for future equity grants. These shares of common stock are registered for sale or resale on currently effective registration statements and have been approved by stockholders. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”) in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in April 2022. We currently occupy approximately 39,452 square feet of space (including allocations for common areas) at our executive offices.

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

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 12, 2015, there were 71 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2014		2013
Quarter	High	Low	High	Low

First	$37.25	$30.16	$28.24	$22.80
Second	35.23	29.56	31.56	22.84
Third	37.19	33.21	32.15	26.91
Fourth	44.00	34.00	35.84	29.55

During 2014, we paid a quarterly dividend of $0.12 per share totaling $0.48 per share for 2014, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2014 of approximately $5.9 million.  During 2013, we paid a quarterly dividend of $0.10 per share totaling $0.40 per share for 2013, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2013 of approximately $4.8 million.  In 2015, our Board of Directors declared a quarterly dividend of $0.15 per share payable to shareholders of record on March 20, 2015 to be paid on April 3, 2015. We are currently restricted from paying dividends in excess of $7,500,000 in any fiscal year on our common stock under the Credit Agreement.

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

Prior to August 14, 2012, our common stock traded on the NYSE. On August 14, 2012, our common stock began trading on the New York Stock Exchange (“NYSE”). The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2009 through December 31, 2014. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index  and The NYSE Health Care Index on December 31, 2009 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2014

	12/09	12/10	12/11	12/12	12/13	12/14
U. S. Physical Therapy, Inc.	127	149	148	207	265	315
NYSE Composite	125	139	130	147	181	189
NYSE Healthcare Index	120	121	132	148	191	223

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data from continuing operations should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share data)

Net revenues	$305,074	$264,058	$249,651	$231,523	$208,646
Income from continuing operations including non-controlling interests, net of tax	$30,424	$26,003	$26,640	$26,679	$24,083
Net income including non-controlling interests	$30,424	$20,996	$26,217	$29,783	$24,700
Net income attributable to common shareholders	$20,853	$17,492	$18,212	$18,812	$15,305

Basic earnings per share attributable to common shareholders:	$1.71	$1.45	$1.54	$1.60	$1.32
Diluted earnings per share attributable to common shareholders:	$1.71	$1.45	$1.53	$1.57	$1.30

Total dividends declared and paid per common share	$0.48	$0.40	$0.76	$0.32	$-
Regular dividends	$0.48	$0.40	$0.36	$0.32	$-
Special dividend	$-	$-	$0.40	$-	$-

	On December 31,
	2014	2013	2012	2011	2010
	($ in thousands)

Total assets	$244,551	$224,135	$171,714	$163,252	$140,861
Long-term debt, less current portion	$34,734	$40,650	$17,575	$23,784	$5,750
Working capital	$29,347	$26,488	$29,015	$29,343	$25,053
Current ratio	2.15	2.14	2.78	2.80	2.76
Total long-term debt to total capitalization	0.21	0.27	0.13	0.20	0.05

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers.

During 2014, 2013 and 2012, we completed the following multi-clinic acquisitions:

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

In addition to the two multi-clinic acquisitions detailed above, in 2014, the Company acquired four individual clinics in separate transactions.  In addition to the five multi-clinic acquisitions detailed above, in 2013, we acquired three individual clinics in separate transactions.  In addition to the May 2012 Acquisition, in 2012, we acquired seven individual clinics in separate transactions.

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

The following table details the losses from discontinued operations reported for the physician services business (in thousands):

Schedule of Details of Losses Reported for Physician Services

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$864	$2,435
Operating costs	1,537	2,761
Gross margin	(673)	(326)
Direct general and administrative expenses less proceeds	1,176	278
Write off of goodwill and other intangible assets	6,338	-
Loss from discontinued operations, before tax	(8,187)	(604)
Tax benefit (provision)	3,180	181
(Loss) income from discontinued operations	$(5,007)	$(423)

At December 31, 2014, we operated 489 clinics in 42 states. The average age of our clinics at December 31, 2014 was 9.1 years.

In addition to our owned clinics, we also manage physical therapy facilities for third parties, primarily physicians, with 16 third-party facilities under management as of December 31, 2014.

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

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2014. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $798,000 for the year ended December 31, 2014. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2014, 2013 and 2012 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2014	2013
Gross patient accounts receivable	$79,721	$73,636
Less contractual allowances	45,161	41,386
Subtotal - accounts receivable	34,560	32,250
Less allowance for doubtful accounts	1,669	1,430
Net patient accounts receivable	$32,891	$30,820

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2014			December 31, 2013
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$11,906	$1,418	$13,324	$10,762	$1,336	$12,098
Medicare/Medicaid	7,121	1,391	8,512	6,943	996	7,939
Workers Compensation*	7,160	1,136	8,296	6,883	1,009	7,892
Self-pay	1,250	1,461	2,711	1,236	1,347	2,583
Other**	1,171	546	1,717	1,137	601	1,738
Totals	$28,608	$5,952	$34,560	$26,961	$5,289	$32,250

*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

We do not believe that we have any significant uncertain tax positions at December 31, 2014, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2014 and 2013.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2014 and 2013, we had six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2014, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2014, 2013 and 2012 did not result in any goodwill amounts that were deemed impaired.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2014	Year ended December 31, 2014
2013	Year ended December 31, 2013
2012	Year ended December 31, 2012
New Clinics	Clinics opened or acquired during the year ended December 31, 2014
Mature Clinics	Clinics opened or acquired prior to January 1, 2014
2013 New Clinics	Clinics opened or acquired during the year ended December 31, 2013
2013 Mature Clinics	Clinics opened or acquired prior to January 1, 2013
2012 New Clinics	Clinics opened or acquired during the year ended December 31, 2012
2012 Mature Clinics	Clinics opened or acquired prior to January 1, 2012

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2014	2013	2012
Number of clinics, at the end of period	489	472	431
Working Days	255	255	255
Average visits per day per clinic	22.9	21.5	21.7
Total patient visits	2,818,815	2,440,590	2,313,814
Net patient revenue per visit	$106.08	$105.83	$105.50

RESULTS OF OPERATIONS

FISCAL YEAR 2014 COMPARED TO FISCAL 2013

•	Net revenues rose 15.5 % to $305.1 million for 2014 from $264.1 million for 2013 primarily due to increases in net patient revenues which are discussed in detail below.

•	Net income from continuing operations prior to the revaluation of non-controlling interests, net of tax for 2014 increased 19.2% to $20.8 million, or $1.71 per diluted share, from $17.5 million, or $1.45 per diluted share.

Net Patient Revenues

•	Net patient revenues increased to $299.0 million for 2014 from $258.3 million for 2013, an increase of $40.7 million, or 15.8%. The increase in net patient revenues of $40.7 million consisted of an increase of $11.4 million from New Clinics and $29.3 million from Mature Clinics of which $17.9 million related to the two clinic groups acquired in December 2013. During 2014, we acquired two multi-clinic groups for a total of 16 clinics. The net patient revenues from these multi-clinic groups are included in our results since the respective date of their acquisition. See above table detailing our multi-clinic acquisitions. The average net patient revenue per visit increased to $106.08 in 2014 from $105.83 in 2013.

•	Total patient visits increased to 2,819,000 for 2014 from 2,441,000 for 2013. The growth in patient visits was attributable to 108,000 visits in New Clinics primarily due to the acquisitions in 2014 and an increase of 270,000 visits for Mature Clinics primarily due to the two clinic groups acquired in December 2013.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $290,000 from $5.8 million to $6.1 million.  On December 31, 2014, we managed 16 third-party physical therapy facilities versus 18 on December 31, 2013, however our average number of management contracts was higher in 2014 versus 2013.

Clinic Operating Costs

Clinic operating costs were $228.9 million, or 75.0% of net revenues, for 2014 and $199.4 million, or 75.5% of net revenues, for 2013. The increase was attributable to $10.2 million in operating costs of New Clinics, an increase in operating costs of $18.5 million for 2013 New Clinics and an increase of $0.8 million 2013 Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $163.4 million for 2014 from $141.8 million for 2013, an increase of $21.6 million, or 15.2%. Approximately $7.3 million of the increase was attributable to New Clinics. The remaining $14.3 million of the increase was due to $12.5 million in higher costs at various 2013 New Clinics due to a full year of activity for clinics developed or acquired in 2013 (see table detailing acquisition dates above) and higher costs of $1.8 million in costs at 2013 Mature Clinics. Salaries and related costs as a percentage of net revenues was 53.6% for 2014 and 53.7% for 2013.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $61.2 million for 2014 from $52.9 million for 2013, an increase of $8.3 million, or 15.7%. For 2014, New Clinics accounted for approximately $2.8 million of the increase and 2013 New Clinics accounted for approximately $6.0 million of the increase due to a full year of activity. Rent, clinic supplies and other costs for 2012 Mature Clinics decreased $0.5 million in 2014 as compared to 2013.   For 2013, included in the rent, clinic supplies and other costs for 2012 Mature Clinics is a pre-tax charge of $850,000 related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years.  Rent, clinic supplies and other costs as a percent of net revenues was 20.1% for 2014 and 20.0% for 2013.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables of $4.1 million as a percentage of net patient revenues was 1.3% for 2014.  The provision for doubtful accounts for net patient receivables of $4.4 million as a percentage of net patient revenues was 1.7% for 2013.  During 2013, we recorded a reserve for a receivable from a management contract of $0.1 million.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 4.8% at December 31, 2014 and 4.4% at December 31, 2013. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The accounts receivable days outstanding were 39 days for both December 31, 2014 and December 31, 2013. Net patient receivables in the amount of $3.9 million and $4.4 million were written-off in 2014 and 2013, respectively.

Closure Costs

For 2014, closure costs amounted to $169,000 which included a write-off of goodwill of $135,000. In 2013, closure costs amounted to $246,000.

Gross Margin

In 2014, the gross margin increased by $11.5 million, or 17.7%, as compared to 2013. The gross margin percentage for 2014 was 25.0% as compared to 24.5% for 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $30.4 million for 2014 and $25.9 million for 2013. Corporate office costs as a percentage of net revenues were 10.0% for 2014 and 9.8% in 2013. The increase is primarily due to increases in salaries, benefits and equity based compensation.

Interest Expense

Interest expense increased to $1.1 million for 2014 from $538,000 for 2013 primarily due to higher average borrowings throughout the year as result of acquisitions. At December 31, 2014, $34.5 million was outstanding under our Credit Agreement. See “Liquidity and Capital Resources” below for a discussion of the terms of our new revolving credit facility.

Provision for Income Taxes

The provision for income taxes was $14.3 million for 2014 and $12.2 million for 2013. We accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 40.6% for 2014 and 41.1% for 2013. The provision for income taxes for 2014 includes an additional provision of $223,000 related to the true-up of our 2013 tax provision, and for 2013, $393,000, based on a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $9.6 million in 2014 and $8.5 million in 2013. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 12.6% in 2014 compared to 13.2% in 2013. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

FISCAL YEAR 2013 COMPARED TO FISCAL 2012

•	Net revenues rose 5.8 % to $264.1 million for 2013 from $249.7 million for 2012 primarily due to increases in net patient revenues which are discussed in detail below.

•	Net income from continuing operations prior to the revaluation of non-controlling interests, net of tax eported net income attributable to common shareholders for 2013 decreased 4.0% to $17.5 million from $18.2 million in 2013. Diluted earnings per share were $1.45 for 2013 and $1.53 for 2012.

Net Patient Revenues

•	Net patient revenues increased to $258.3 million for 2013 from $244.1 million for 2012, an increase of $14.2 million, or 5.8%. The increase in net patient revenues of $14.2 million consisted of an increase of $12.4 million from 2013 New Clinics and $1.8 million from 2012 Mature Clinics. During 2013, we acquired five multi-clinic groups for a total of 42 clinics. The average net patient revenue per visit increased to $105.83 in 2013 from $105.50 in 2012. The net patient revenues from these multi-clinic groups are included in our results since the respective date of their acquisition. See above table detailing our mutli-clinic group acquisitions.

•	Total patient visits increased to 2,441,000 for 2013 from 2,314,000 for 2012. The growth in patient visits was attributable to 110,000 visits in 2013 New Clinics primarily due to the acquisitions in 2013 and an increase of 17,000 visits for 2012 Mature Clinics.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $224,000 from $5.6 million to $5.8 million. This increase was primarily due to an increase in the number of management contracts.  On December 31, 2013, we managed 18 third-party physical therapy facilities versus 15 on December 31, 2012.

Clinic Operating Costs

Clinic operating costs were $199.4 million, or 75.5% of net revenues, for 2013 and $186.7 million, or 74.8% of net revenues, for 2012. The increase was primarily attributable to $10.2 million in operating costs of 2013 New Clinics and an increase in operating costs of $6.3 million for 2012 Mature Clinics offset by a decrease in operating costs of $3.8 million for 2012 Mature Clinics. Included in the 2013 results is a pre-tax charge of $0.9 million related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years.  Without this charge, operating costs for 2012 Mature Clinics would have been reduced by $4.7 million. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $141.8 million for 2013 from $131.6 million for 2012, an increase of $10.2 million, or 7.8%. Approximately $7.5 million of the increase was attributable to 2013 New Clinics. The remaining $2.7 million of the increase was due to $4.4 million in higher costs at various 2012 Mature Clinics offset by a decrease of $1.7 million in costs at 2012 Mature Clinics. Salaries and related costs as a percentage of net revenues was 53.7% for 2013 and 52.7% for 2012.

Clinic Operating Costs—Rent, Clinic Supplies and Other

Rent, clinic supplies and other costs increased to $52.9 million for 2013 from $50.1 million for 2012, an increase of $2.8 million, or 5.6%. The 2013 New Clinics accounted for approximately $2.8 million of the increase and 2012 Mature Clinics accounted for approximately $1.6 million of the increase due to a full year of activity for clinics developed or acquired in 2012. Rent, clinic supplies and other costs for 2012 Mature Clinics decreased $1.6 million in 2013 as compared to 2013 due to cost containment efforts.   Included in the rent, clinic supplies and other costs for 2012 Mature Clinics is a pre-tax charge of $850,000 related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years.  Without this charge, rent, clinic supplies and other costs for 2012 Mature Clinics would have decreased by $2.5 million.  Rent, clinic supplies and other costs as a percent of net revenues was 20.0% for 2013 and 20.1% for 2012.

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

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $25.9 million for 2013 and $24.5 million for 2012. Corporate office costs as a percentage of net revenues were 9.8% for both 2013 and 2012.

Interest Expense

Interest expense decreased to $538,000 for 2013 from $557,000 for 2012 primarily due to lower average borrowings throughout the year. At December 31, 2013, $40.0 million was outstanding under our Credit Agreement; however, $36.0 million was drawn on December 13, 2013 resulting in a minimal effect on interest expense and average borrowings for 2013. See “Liquidity and Capital Resources” below for a discussion of the terms of our Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $12.2 million for 2013 and $11.2 million for 2013. For 2013, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 41.1%. For 2013, the provision for income taxes for the 2013 period includes an adjustment of $393,000 related to the true-up of our 2012 tax provision based on a detailed reconciliation of our federal and state taxes payable and receivable accounts along with our federal and state deferred tax asset and liability accounts.  The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interests is 40% for 2013. In 2012, the income tax provision was reduced by $350,000 related to a taxable deduction charged to additional-paid-in-capital for the reduction of a subsidiary intercompany loan and included a charge of $162,000 for a true-up of our 2011 tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2014, we had $14.3 million in cash and cash equivalents compared to $12.9 million at December 31, 2013. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2015. The amount outstanding under our Credit Agreement was $34.5 million at December 31, 2014 compared to $40.0 million at December 31, 2013.  At December 31, 2014, we had $90.5 million available under our Credit Agreement. Significant acquisitions would likely require financing under our Credit Agreement.

The increase in cash and cash equivalents of $1.4 million from December 31, 2013 to December 31, 2014 was due primarily to $45.2 million provided by operations and $0.9 million from the tax benefit of equity compensation transactions.  The major uses of cash for investing and financing activities included: purchase of businesses ($12.3 million), distributions to non-controlling interests ($9.9 million), payments of cash dividends to our shareholders ($5.9 million), net reduction of  balance under our Credit Agreement ($5.5 million), acquisitions of non-controlling interests ($5.5 million), purchases of fixed assets ($5.2 million), and payments on notes payable ($0.8 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On December 31, 2014, $34.5 million was outstanding under our Credit Agreement resulting in $90.5 million of availability, and we were in compliance with all of the covenants thereunder.

The purchase price for the 70% interest in the April 2014 Acquisition was $10.6 million in cash and a $400,000 seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. The purchase price for the August 2014 Acquisition was$1.0 million in cash. In addition, during 2014, the Company acquired three individual clinic practices for an aggregate of $595,000.  The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015.  The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015.  The purchase price for the 60% interest in the December 9, 2013 Acquisition was $1.7 million in cash.  The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that is payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015. The aggregate purchase price for the three individual clinics acquired in 2013 was $238,000. In four separate transactions during 2014, we purchased interests in two partnerships which were previously classified as redeemable, non-controlling interest. The interests in the partnerships purchased ranged from 10.0% to 35.0%, The aggregate of the purchase prices paid was $4.9 million, which included $3.0 million of net book value. The remaining purchase price of $1.9 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. Also, in four separate transactions during 2014, we purchased partnership interests in four partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid was $0.6 million. The purchase prices paid included a net of $0.1 million of undistributed earnings. The remaining $0.5 million, less future tax benefits of $0.2 million, was recognized as an adjustment to additional paid-in capital. Through 15 separate transactions during 2013, the Company purchased partnership interests in 10 partnerships and sold interests in five partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid was $1.9 million and the proceeds for the sales was $0.8 million, which included cash of $0.2 million and notes receivable of $0.6 million.

The purchase price for the 70% interest in the May 2012 Acquisition was $6,090,000 in cash and $250,000 in seller notes, that are payable in two principal installments totaling $125,000 each, plus any accrued interest, in May 2013 and 2014. The seller notes accrued interest at 3.25% per annum. In addition to the May 2012 Acquisition, in 2012, the Company, through its subsidiaries, purchased seven outpatient therapy practices in seven transactions for aggregate cash consideration of $1,938,000 and, in one transaction a $100,000 note payable. In addition, in 15 separate transactions during 2012, we purchased partnership interests in 15 partnerships in which we had an existing controlling interest. The interests in the partnerships purchased ranged from 10% to 35%. The aggregate of the purchase prices paid was $2.2 million, which included $0.2 million of undistributed earnings. The remaining purchase price of $2.0 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. During 2012, we sold interests in the range of 0.64% to 1% in three partnerships for an aggregate price of $239,000. This amount less related undistributed earnings of $5,000 was credited to additional paid-in capital.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2014 are summarized as follows (in thousands):

Contractual Obligation	Total	2015	2016	2017	2018	2019	Thereafter
Credit Agreement and Notes Payable	$35,617	$883	$234	$-	$34,500	$-	$-
Interest Payable	$43	36	7	-	-	-	-
Employee Agreements	$33,219	24,293	8,542	295	83	6	-
Operating Leases	$73,425	24,418	18,545	12,661	7,845	4,225	5,731
	$142,304	$49,630	$27,328	$12,956	$42,828	$4,231	$5,731

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and non-controlling interests that occurred in 2014 and 2013. For those acquisitions, we entered into several notes payables aggregating $1.8 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2014, the balance on these notes payable was $1.1 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three or four years from the acquisition date, as applicable, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of December 31, 2014, we have accrued $1.8 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in 2015.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our prior credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization.  Under the March 2009 Authorization, we have purchased a total of 859,499 shares.  There is no expiration date for the share repurchase program.  The Credit Agreement permits the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants.  There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during 2013 or 2014.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 14 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	business and regulatory conditions including federal and state regulations;

•	governmental and other third party payor investigations and audits;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity;

•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;

•	maintaining adequate internal controls;

•	availability, terms, and use of capital; and

•	weather and other seasonal factors.

See Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2014 was seller notes of $1.1 million and an outstanding balance on our Credit Agreement of $34.5 million. The outstanding balance under our Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $345,000 of interest expense. See Note 8 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of net income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report appearing under Item 9A on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Houston, Texas
March 12, 2015

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS	(In thousands, except per share data)
Current assets:
Cash and cash equivalents	$14,271	$12,898
Patient accounts receivable, less allowance for doubtful accounts of $1,669 and $1,430, respectively	32,891	30,820
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,503	1,844
Other current assets	6,186	4,098
Total current assets	54,851	49,660
Fixed assets:
Furniture and equipment	42,003	38,965
Leasehold improvements	22,806	21,891
Fixed assets, gross	64,809	60,856
Less accumulated depreciation and amortization	49,045	45,896
Fixed assets, net	15,764	14,960
Goodwill	147,914	143,955
Other intangible assets, net	24,907	14,479
Other assets	1,115	1,081
Total assets	$244,551	$224,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,782	$1,722
Accrued expenses	22,839	20,625
Current portion of notes payable	883	825
Total current liabilities	25,504	23,172
Notes payable	234	650
Revolving line of credit	34,500	40,000
Deferred rent	991	996
Other long-term liabilities	8,732	4,196
Total liabilities	69,961	69,014
Commitments and contingencies
Redeemable non-controlling interests	7,376	4,104
Shareholders’ equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,487,346 and 14,315,882 shares issued, respectively	145	143
Additional paid-in capital	43,577	40,569
Retained earnings	134,186	119,206
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders’ equity	146,280	128,290
Non-controlling interests	20,934	22,727
Total equity	167,214	151,017
Total liabilities and stockholders' equity	$244,551	$224,135

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands, except per share data)
Net patient revenues	$299,009	$258,283	$244,100
Other revenues	6,065	5,775	5,551
Net revenues	305,074	264,058	249,651
Clinic operating costs:
Salaries and related costs	163,417	141,840	131,604
Rent, clinic supplies, contract labor and other	61,209	52,887	50,102
Provision for doubtful accounts	4,112	4,384	4,824
Closure costs	169	246	211
Total clinic operating costs	228,907	199,357	186,741
Gross margin	76,167	64,701	62,910
Corporate office costs	30,399	25,931	24,504
Operating income from continuing operations	45,768	38,770	38,406
Interest and other income, net	18	7	6
Interest expense	(1,088)	(538)	(557)
Income before taxes from continuing operations	44,698	38,239	37,855
Provision for income taxes	14,274	12,236	11,215
Net income from continuing operations including non-controlling interests	30,424	26,003	26,640
Discontinued operations, net of tax benefit of $-0-, $3,180 and $181.	-	(5,007)	(423)
Net income including non-controlling interests	30,424	20,996	26,217
Less: net income attributable to non-controlling interests	(9,571)	(8,273)	(8,284)
Net income attributable to common shareholders	$20,853	$12,723	$17,933
Basic earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$1.71	$1.45	$1.54
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.09)	-	-
From continuing operations, net of tax	1.62	1.45	1.54
From discontinued operations, net of tax	-	(0.40)	(0.02)
Basic	$1.62	$1.05	$1.52
Diluted earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$1.71	$1.45	$1.53
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.09)	-	-
From continuing operations, net of tax	1.62	1.45	1.53
From discontinued operations, net of tax	-	(0.40)	(0.02)
Basic	$1.62	$1.05	$1.51

Shares used in computation:
Basic	12,217	12,063	11,804
Diluted	12,221	12,082	11,904
Dividends declared per common share	$0.48	$0.40	$0.76
Earnings attributable to common shareholders:
From continuing operations	$20,853	$17,492	$18,212
From discontinued operations	-	(4,769)	(279)
Net income attributable to common shareholders	$20,853	$12,723	$17,933

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2011	13,919	$139	$36,133	$102,405	(2,215)	$(31,628)	$107,049	$14,531	$121,580
Proceeds from exercise of stock options	130	2	20	-	-	-	22	-	22
Net tax benefit from exercise of stock options	-	-	1,209	-	-	-	1,209	-	1,209
Issuance of restricted stock	81	-	-	-	-	-	-	-	-
Cancellation of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense - restricted stock	-	-	2,102	-	-	-	2,102		2,102
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	135	-	-	-	135		135
Purchase of business	-	-	-	-	-	-	-	2,892	2,892
Acquisition and sales of non-controlling interests, net	-	-	(955)	-	-	-	(955)	(244)	(1,199)
Contribution of non-controlling interest partners	-	-	-	-	-	-	-	49	49
Transfer of losses from non-controlling interests	-	-	(1,155)	-	-	-	(1,155)	1,155	-
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(9,332)	(9,332)
Cash dividends to shareholders	-	-	-	(9,017)	-	-	(9,017)	-	(9,017)
Net income	-	-	-	17,933	-	-	17,933	8,285	26,218
Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659
Proceeds from exercise of stock options	17	2	45	-	-	-	47	-	47
Net tax benefit from exercise of stock options	-	-	695	-	-	-	695	-	695
Issuance of restricted stock	175	-	-	-	-	-	-	-	-
Cancellation of restricted stock	(6)	-	-	-	-	-	-	-	-
Compensation expense - restricted stock	-	-	2,743	-	-	-	2,743	-	2,743
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	248	-	-	-	248	-	248
Purchase of business	-	-	-	-	-	-	-	10,541	10,541
Acquisitions and sales of non-controlling interests, net	-	-	(651)	-	-	-	(651)	(155)	(806)
Reclass to redeemable non-controlling interests	-	-	-	-	-	-	-	(4,104)	(4,104)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(9,164)	(9,164)
Cash dividends to shareholders	-	-	-	(4,838)	-	-	(4,838)	-	(4,838)
Net income	-	-	-	12,723	-	-	12,723	8,273	20,996
Balance December 31, 2013	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017
Proceeds from exercise of stock options	21	1	43	-	-	-	44	-	44
Net tax benefit from exercise of stock options	-	-	948	-	-	-	948	-	948
Issuance of restricted stock	150	1	-	-	-	-	1	-	1
Cancellation of restricted stock		-	-	-	-	-	-	-	-
Compensation expense - restricted stock	-	-	3,363	-	-	-	3,363	-	3,363
Purchase of business	-	-	-	-	-	-	-	4,725	4,725
Revaluation of redeemable non-controlling interets	-		(1,086)	-	-	-	(1,086)	-	(1,086)
Reclass to redeemable non-controlling interests	-	-	-	-	-	-	-	(6,375)	(6,375)
Acquisitions and sales of non-controlling interests, net	-	-	(260)	-	-	-	(260)	(63)	(323)
Cash dividends to shareholders	-	-		(5,873)	-		(5,873)	-	(5,873)
Contribution of non-controlling interest partners	-	-	-	-	-	-	-	177	177
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(9,432)	(9,432)
Net income	-	-	-	20,853	-	-	20,853	9,175	30,028
Balance December 31, 2014	14,487	$145	$43,577	$134,186	(2,215)	$(31,628)	$146,280	$20,934	$167,214

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
OPERATING ACTIVITIES	(In thousands)
Net income including non-controlling interests	$30,424	$20,996	$26,217
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	6,740	5,562	5,287
Provision for doubtful accounts	4,112	4,384	4,848
Equity-based awards compensation expense	3,363	2,743	2,102
Loss on sale of business and fixed assets	35	7,335	175
Excess tax benefit from exercise of stock options	(948)	(695)	(1,351)
Deferred income tax	6,275	2,369	3,738
Write-off of goodwill - closed clinic	135	-	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,388)	(5,389)	(1,663)
Decrease (increase) in accounts receivable - other	341	(5)	(561)
(Increase) decrease in other assets	(2,493)	1,803	(585)
Increase (decrease) in accounts payable and accrued expenses	1,868	4,833	(340)
Increase in other liabilities	730	859	1,382
Net cash provided by operating activities	45,194	44,795	39,249
INVESTING ACTIVITIES
Purchase of fixed assets	(5,167)	(4,637)	(4,234)
Purchase of businesses, net of cash acquired	(12,270)	(46,628)	(7,929)
Acquisitions of non-controlling interests	(5,490)	(1,876)	(2,244)
Sale of non-controlling interests	-	233	239
Proceeds on sale of business and fixed assets, net	47	459	64
Net cash used in investing activities	(22,880)	(52,449)	(14,104)
FINANCING ACTIVITIES
Distributions to non-controlling interests	(9,913)	(9,164)	(9,332)
Cash dividends to shareholders	(5,873)	(4,838)	(9,017)
Proceeds from revolving line of credit	134,300	150,800	79,900
Payments on revolving line of credit	(139,800)	(128,200)	(86,000)
Payment of notes payable	(825)	(459)	(434)
Tax benefit from stock options exercised	948	695	1,351
Other	222	47	75
Net cash provided by (used in) financing activities	(20,941)	8,881	(23,457)
Net increase in cash and cash equivalents	1,373	1,227	1,688
Cash and cash equivalents - beginning of period	12,898	11,671	9,983
Cash and cash equivalents - end of period	$14,271	$12,898	$11,671
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,253	$4,111	$6,361
Interest	$1,103	$352	$639
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$400	$1,300	$350
Acquisition of non-controlling interest - seller financing portion	$67	$-	$-
Revaluation of redeemable non-controlling interests	$1,841	$-	$-

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1.  Organization, Nature of Operations and Basis of Presentation
 U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2014 the Company owned and operated 489 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, primarily physicians, with 16 such third-party facilities under management as of December 31, 2014.
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

During the last three years, the Company completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2014

April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquistion	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

	2012
May 2012 Acquisition	May 22, 2012	70%	7

 In addition to the two multi-clinic acquisitions detailed above, in 2014, the Company acquired four individual clinics in separate transactions.  In addition to the five multi-clinic acquisitions detailed above, in 2013, the Company acquired three individual clinics in separate transactions.  In addition to the May 2012 Acquisition, in 2012, the Company acquired seven individual clinics in separate transactions.
Clinic Partnerships
 For Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the statements of net income and balance sheets as non-controlling interests.
Wholly-Owned Facilities
 For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in clinic operating costs—salaries and related costs. The respective liability is included in current liabilities—accrued expenses on the balance sheets.

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
 The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2014 and 2013, there were six regions.
 An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2014, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2014, 2013 and 2012 did not result in any goodwill amounts that were deemed impaired.
 The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
• •	business and regulatory conditions including federal and state regulations; governmental and other third party payor investigations and audits;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical and occupational therapists;
•	personnel productivity;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain operations and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	maintaining adequate internal controls;
•	availability, terms, and use of capital;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses; and
•	weather and other seasonal factors.
 The Company will continue to monitor for any triggering events or other indicators of impairment.

Non-controlling Interests
 The Company recognizes non-controlling interests as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

 When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.
 The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner.  At December 31, 2014, the redeemable non-controlling interests reflect the book value of the respective non-controlling interests.  The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income.  Although, the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earning per share calculation.
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

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic.  The provision for doubtful accounts is included in clinic operating costs in the statements of net income.  Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2014, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. The Bipartisan Budget Act of 2013 froze the Medicare physician fee schedule rates at 2013 levels through June 30, 2014, averting a scheduled 20.1% cut in the MPFS as a result of the SGR formula that would have taken effect on January 1, 2014. The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014. In October 2014, CMS released the Medicare physician fee schedule rates for 2015, which included a 1% payment increase for physical therapy services. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits will no longer apply to hospital outpatient department settings commencing as of March 31, 2015 unless Congress extends it.

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

 Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2014. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2014. net revenue from Medicare accounts for  $63.8 million.

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

Contractual Allowances
Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2014.

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
The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2014 and 2013. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.
On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "Tangible Property Regulations").  The Tangible Property Regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years.  The Company adopted the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2014.  Historically, the Company has treated the expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property similar for tax and book.  Management does not anticipate the impact of these changes to be material to the Company's consolidated financial statements.

Fair Values of Financial Instruments
The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Credit Agreement approximates its fair value. The interest rate on the Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Credit Agreement.

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

Self-Insurance Program
 The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2014.

Stock Options
 The Company measures and recognizes compensation expense for all stock-based payments at fair value. Compensation cost recognized includes compensation for all stock-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated at the time of grant and compensation cost for the stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. There was no stock option compensation in the years ended December 31, 2014, 2013 and 2012. No stock options were granted during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there were 700 shares vested under outstanding stock option agreements.

Restricted Stock
Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant.Typically, the transfer restrictions for shares granted to employees lapse in equal installments on the following four annual anniversaries of the date of grant.  Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period.  The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

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

Subsequent Event
 The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.

3. Acquisitions of Businesses and Non-controlling Interests
Acquisition of Businesses

During 2014, 2013 and 2012, the Company completed the following multi-clinic acquisitions of physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2014
April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquisition	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

	2012
May 2012 Acquisition	May 22, 2012	70%	7

 In addition to the two multi-clinic acquisitions detailed above, in 2014, the Company acquired four individual clinics in separate transactions. In addition to the five multi-clinic acquisitions detailed above, in 2013, the Company acquired three individual clinics in separate transactions. In addition to the May 2012 Acquisition, in 2012, the Company acquired seven individual clinic in separate transactions.

The purchase price for the 70% interest in the April 2014 Acquisition was $10.6 million in cash and a $400,000 seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. The purchase price for the August 2014 Acquisition was $1.0 million in cash. In addition, during 2014, the Company acquired three individual clinic practices for an aggregate of $595,000.

The purchase prices for the 2014 acquisitions have been preliminarily allocated as follows:

Cash paid, net of cash acquired	$12,270
Seller notes	400
Total consideration	$12,670
Estimated fair value of net tangible assets acquired:
Total current assets	$1,306
Total non-current assets	1,312
Total liabilities	(407)
Net tangible assets acquired	$2,211
Referral relationships	280
Non-compete	330
Tradename	1,600
Goodwill	12,974
Fair value of non-controlling interest	(4,725)
$12,670

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

The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that is payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015. On December 13, 2013, U.S. Physical Therapy, Ltd. (“USPT Ltd.” and “Purchaser”), a wholly-owned subsidiary of the Company, entered into a Reorganization and Purchase Agreement (the “Purchase Agreement”) with ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon, Kevin O’Rourke (collectively referred to as “Sellers”).  Prior to, and in connection with, the transaction contemplated by the Purchase Agreement, the Sellers and Purchaser, formed or caused to be formed ARC Physical Therapy Plus, Limited Partnership, a Texas limited partnership (“ARC PT”) and ARC PT Management GP, LLC, a Texas limited liability company (“ARC GP”).  ARC GP, which owns a 1% interest in ARC PT, is the sole general partner of ARC PT.  ARC PT owns and operates 11 outpatient physical and occupational therapy clinics and has three on site industrial client locations it serves.  As a result of the transaction completed by the Purchase Agreement, USPT Ltd. owns 89% of the limited partnership interests of ARC PT and 100% general partnership interest in ARC GP (the “Acquired Interests”). The business acquired complements the Company’s business since it focuses on developing programs for traditional physical and occupational therapy, work hardening, corporate wellness, as well as pre and post offer employment testing and functional capacity testing.   For 2013, the results of operations are included in the consolidated results of the Company since December 13, 2013 which includes $505,000 of net revenues and $119,000 of earnings from the December 13, 2013 Acquisition.
 Unaudited proforma net revenue and net income from continuing operations for the Company as if the December 13, 2013 Acquisition occurred as of January 1, 2013 is as follows (in thousands, except per share data):

Year Ended December 31, 2013
Net revenues	$275,511
Net income attributable to common shareholders from continuing operations	$19,231
Earnings per share:
Basic - net income attributable to common shareholders from continuing operations	1.60
Diluted - net income attributable to common shareholders from continuing operations	1.59
Shares used in computation:
Basic - net income attributable to common shareholders from continuing operations	12,050
Diluted - net income attributable to common shareholders from continuing operations	12,069

The aggregate purchase price for the three individual clinic practices acquired in 2013 was $238,000.

The purchase prices for the acquisitions in 2013 were allocated as follows (in thousands):

Cash paid, net of cash acquired	$46,628
Seller notes	1,300
Total consideration	$47,928
Estimated fair value of net tangible assets acquired:
Total current assets	$3,177
Total non-current assets	1,541
Total liabilities	(538)
Net tangible assets acquired	$4,180
Referral relationships	6,140
Non-compete	1,080
Tradename	3,700
Goodwill	43,369
Fair value of non-controlling interest	(10,541)
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
The purchase prices for the acquisitions in 2012 were allocated as follows (in thousands):

Cash paid, net of cash acquired	$7,929
Seller notes	350
Total consideration	$8,279
Estimated fair value of net tangible assets acquired:
Total current assets	$410
Total non-current assets	525
Total liabilities	(333)
Net tangible assets acquired	$602
Referral relationships	857
Non-compete	265
Tradename	1,300
Goodwill	8,147
Fair value of non-controlling interest	(2,892)
$8,279

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2013 and 2012 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2014, the purchase prices plus the fair value of the non-controlling interests were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets and liabilities assumed based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill.
For the acquisitions in 2014, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2014 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

 For the acquisitions in 2014, 2013 and 2012, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the range of the estimated lives was 4½  to 13 years, and for non-compete agreements the estimated lives was six years. Generally, the values assigned to tradenames are tested annually for impairment, however with regards to one acquisition in 2013, the tradename is being amortized over the term of the six year agreement in which the Company has acquired the  rights to use the specific tradename.  The values assigned to goodwill are tested annually for impairment.
 In April 2012, the Company sold 1% of its interest in an acquisition that occured in July 2011 ("July 2011 Acquisition") to the limited partners. As a result, the Company owns a 50% interest in the July 2011 Acquisition, 1% as a general partner and 49% as a limited partner.
 For the 2014, 2013 and 2012 acquisitions, total current assets primarily represent primarily patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.
 The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s previous revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2014, 2013, with the exception of the December 13, 2013 Acquisition, and 2012 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.
Acquisitions and Revaluation of Non-controlling Interests
In four separate transactions during 2014, the Company purchased interests in two partnerships which were previously classified as redeemable non-controlling interest. The interests in the partnerships purchased ranged from 10.0% to 35.0%. The aggregate of the purchase prices paid was $4.9 million, which included $3.0 million of net book value. The remaining purchase price of $1.9 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital.

For 2014, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Year Ended December 31, 2014
Beginning balance	$4,104
Increase due to revaluation and operating results of redeemable non-controlling interests	1,784
Reclass of non-controlling interests	6,375
Purchases of redeemable non-controlling interests	(4,887)
Ending balance	$7,376

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income.  Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.
 Also, in four separate transactions during 2014, the Company purchased partnership interests in four partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid was $0.6 million.  The purchase prices paid included a net of $0.1 million of undistributed earnings. The remaining $0.5 million, less future tax benefits of $0.2 million, was recognized as an adjustment to additional paid-in capital.
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

The following table details the losses from discontinued operations reported for the physician services business (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$864	$2,435
Operating costs	1,537	2,761
Gross margin	(673)	(326)
Direct general and administrative expenses less proceeds	1,176	278
Write off of goodwill and other intangible assets	6,338	-
Loss from discontinued operations, before tax	(8,187)	(604)
Tax benefit (provision)	3,180	181
(Loss) income from discontinued operations	$(5,007)	$(423)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows. The reclassifications on the consolidated balance sheet as of December 31, 2012 are also deemed immaterial.

5.  Goodwill

The changes in the carrying amount of goodwill as of December 31, 2014 and 2013 consisted of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning balance	$143,955	$100,188
Goodwill acquired during the year	12,974	52,213
Goodwill allocated to specific assets for businesses acquired in 2013	(9,760)	-
Goodwill allocated to specific assets for businesses acquired in 2012	-	(2,340)
Goodwill adjustments for purchase price allocation of businesses acquired	880	(48)
Goodwill written off	(135)	(6,058)
Ending balance	$147,914	$143,955
The goodwill written off in 2014 related to the closure of a clinic and, in 2013, the goodwill written off related to the sale of the physician services business.

6.  Intangible Assets, net

Intangible assets, net as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Tradenames, net of accumulated amortization of $86 and $-0-, respectively	$14,427	$9,814
Referral relationships, net of accumulated amortization of $2,610 and $1,582 , respectively	8,951	3,959
Non-compete agreements, net of accumulated amortization of $2,377 and $1,950, respectively	1,529	706
	$24,907	$14,479

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. Typically, the value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. However, for one acquisition, the value assigned to tradename is being amortized over the term of the six year agreement in which the Company has acquired the right to use the specific tradename.   The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Tradenames	$86	$-	$-
Referral relationships	1,028	521	433
Non-compete agreements	427	372	405
	$1,541	$893	$838

During 2013, in conjunction with the sale of the physician services business, the Company wrote-off  the referral relationships and non-compete agreements related to this business which included accumulated amortization of $156,000 and $270,000, respectively.

The remaining balance of the tradename, referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount

2015	83	2015	981	2015	415
2016	83	2016	981	2016	353
2017	84	2017	981	2017	308
2018	83	2018	935	2018	252
2019	80	2019	846	2019	183
		2020	846	2020	18
		2021	846
		2022	797
		2023	690
		2024	572
		2025	465
		2026	11

7. Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Salaries and related costs	$15,400	$11,686
Group health insurance claims	2,116	2,023
Credit balances and overpayments due to patients and payors	1,834	2,371
Other	3,489	4,545
Total	$22,839	$20,625

8. Notes Payable

Notes payable as of December 31, 2014 and 2013 consisted of the following (dollars in thousands):

	December 31, 2014	December 31, 2013
Credit Agreement average effective interest rate of 2.4% inclusive of unused fee	$34,500	$40,000
Various notes payable with $883 plus accrued interest due in the next year; interest accrues at 3.25% per annum	1,117	1,475
	35,617	41,475
Less current portion	(883)	(825)
Long-term portion	$34,734	$40,650
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
On December 31, 2014, $34.5 million was outstanding on the Credit Agreement resulting in $90.5 million of availability. As of December 31, 2014, the Company was in compliance with all of the covenants thereunder.
The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisition in 2014 and the purchase of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $0.5 million, each note payable in two equal annual installments totaling $233,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subjective to adjustment. In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two equal annual installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subjective to adjustment.   In conjunction with the acquisitions in 2012, the Company entered into notes payable in the aggregate amount of $350,000, each payable in two equal annual installments totaling $175,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to December 31, 2014 are as follows (in thousands):

December 31, 2014
During the twelve months ended December 31, 2015	$883
During the twelve months ended December 31, 2016	234
During the twelve months ended December 31, 2017	-
During the twelve months ended December 31, 2018	34,500
$35,617

9.  Income Taxes
 Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Compensation	$1,447	$1,280
Allowance for doubtful accounts	538	449
Lease obligations - closed clinics	32	77
Deferred tax assets	$2,017	$1,806
Deferred tax liabilities:
Depreciation and amortization	$(8,843)	$(4,237)
Other	(1,083)	(546)
Deferred tax liabilities	(9,926)	(4,783)
Net deferred tax liabilities	$(7,909)	$(2,977)
Amount included in:
Other current assets	$86	$482
Long term liabilities	$(7,995)	$(3,459)

 During 2014 and 2013, the Company recorded deferred tax assets of $1.0 million and $0.4 million, respectively, related to acquisitions of non-controlling interests. At December 31, 2014 and 2013, the Company had a tax receivable of $4.3 million and $2.2 million, respectively, included in other current assets on the accompanying consolidated balance sheets.
 The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
U. S. tax at statutory rate	$12,294	35.0%	$10,415	35.0%	$10,299	35.0%
State income taxes, net of federal benefit	1,688	4.8%	1,814	6.1%	1,219	4.2%
Deductible losses	-	0.0%	(98)	-0.3%	(404)	-1.4%
Nondeductible expenses	292	0.8%	105	0.3%	101	0.3%
	$14,274	40.6%	$12,236	41.1%	$11,215	38.1%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Current:
Federal	$7,059	$8,445	$7,117
State	940	1,422	360
Total current	7,999	9,867	7,477
Deferred:
Federal	5,266	1,970	3,183
State	1,009	399	555
Total deferred	6,275	2,369	3,738
Total income tax provision for continuing operations	$14,274	$12,236	$11,215

 For 2013, 2012 and 2011, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded an increase in the 2014 income tax provision of $223,000, for the 2013 reconciliation, $393,000 additional income tax provision in 2013 for the 2012 reconciliation and $162,000 additional income tax provision in 2012 for the 2011 reconciliation. The Company considers this reconciliation process to be an annual control.
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
 The Company’s U.S. federal returns remain open to examination for 2011 through 2013 and U.S. state jurisdictions are open for periods ranging from 2010 through 2013.
 The Company does not believe that it has any significant uncertain tax positions at December 31, 2014, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.
 The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2014, 2013 and 2012.

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

A cumulative summary of equity plans as of December 31, 2014 follows:
	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	377,552	700	139,091	700	82,657
Amended 2003 Plan	1,750,000	557,454	-	778,300	-	414,246
	2,350,000	935,006	700	917,391	700	496,903
As of December 31, 2014, there were outstanding stock options to purchase 700 shares.  All options to purchase the 700 shares have an exercise price of $18.42 per share with the contractual term ending on August 23, 2015.  Based on the closing price at December 31, 2014 of $41.96 per share, these options have an intrinsic value of $16,478. During 2014, options representing 30,000 common shares were exercised. The intrinsic value of the shares exercised in 2014 was $0.6 million.

During 2014, 2013 and 2012, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2014	159,443	$33.29
2013	174,938	$23.52
2012	80,650	$21.65

 Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four or five anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant.
 As of December 31, 2014, there were 279,833 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2015 through 2018.
 Compensation expense for grants of restricted stock will be recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $3,363,000, $2,743,000 and  $2,102,000, respectively, for 2014, 2013 and 2012. As of December 31, 2014, the remaining $6.1 million of compensation expense will be recognized from 2015 through 2018.

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

12. Common Stock

From September 2001 through December 31, 2008, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its prior credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization.
Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares.  There is no expiration date for the share repurchase program.  The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants.  There are currently an additional estimated 340,501 shares that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2014 or 2013.
13. Defined Contribution Plan

The Company has a 401(k) profit sharing plan covering all employees with three months of service. The Company may make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions and recognized no contribution expense for the years ended December 31, 2014, 2013 and 2012.

14. Commitments and Contingencies

Operating Leases
The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $25.6 million, $22.0 million and $20.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2014 are as follows (in thousands):

December 31, 2014
2015	$24,418
2016	18,545
2017	12,661
2018	7,845
2019	4,225
Thereafter	5,731
Total	$73,425

Employment Agreements
At December 31, 2014, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2016, provide for automatic one year renewals if not terminated on at least 12 month notice. All of the agreements contain a provision for annual adjustment of salaries.
In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $24.3 million in 2015 and $8.9 million in the aggregate from 2016 through 2019. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

15. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands, except per share data):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$20,853	$17,492	$18,212
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(1,086)	-	-
From continuing operations, net of tax	19,767	17,492	18,212
From discontinued operations, net of tax	-	(4,769)	(279)
	$19,767	$12,723	$17,933
Basic earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$1.71	$1.45	$1.54
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.09)	-	-
From continuing operations, net of tax	1.62	1.45	1.54
From discontinued operations, net of tax	-	(0.40)	(0.02)
Basic	$1.62	$1.05	$1.52
Diluted earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$1.71	$1.45	$1.53
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.09)	-	-
From continuing operations, net of tax	1.62	1.45	1.53
From discontinued operations, net of tax	-	(0.40)	(0.02)
Basic	$1.62	$1.05	$1.51

Shares used in computation:
Basic earnings per share - weighted-average shares	12,217	12,063	11,804
Effect of dilutive securities - stock options	4	19	100
Denominator for diluted earnings per share - adjusted weighted-average shares	12,221	12,082	11,904

All options to purchase shares for the year ended December 31, 2014, 2013 and 2012 were included in the diluted earnings per share calculation as the average market price for those years exceeded the options’ exercise price.

16. Selected Quarterly Financial Data (Unaudited)

	2014	2014	2014	2014
	Q1	Q2	Q3	Q4
Net patient revenues from continuing operations	$68,397	$76,470	$76,184	$77,958
Net revenues from continuing operations	$69,767	$78,201	$77,716	$79,390
Operating income from continuing operations	$9,514	$14,221	$11,278	$10,755
Net income from continuing operations including non-controlling interests	$6,323	$9,420	$7,418	$7,263
Net income from continuing operations attributable to common shareholders	$4,228	$6,432	$5,216	$4,977
Net income attributable to common shareholders	$4,228	$6,432	$5,216	$4,977

Basic earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.35	$0.53	$0.43	$0.41
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	(0.01)
From continuing operations, net of tax	0.27	0.52	0.43	0.41
From discontinued operations, net of tax	-	-	-	-
	$0.27	$0.52	$0.43	$0.41
Diluted earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.35	$0.53	$0.43	$0.41
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	(0.01)	-	-
From continuing operations, net of tax	0.27	0.52	0.43	0.41
From discontinued operations, net of tax	-	-	-	-
	$0.27	$0.52	$0.43	$0.41
Shares used in computation:
Basic	12,199	12,224	12,244	12,267
Diluted	12,144	12,226	12,247	12,271

	2013	2013	2013	2013
	Q1	Q2	Q3	Q4
Net patient revenues from continuing operations	$61,432	$65,227	$64,368	$67,256
Net revenues from continuing operations	$62,756	$66,868	$65,829	$68,605
Operating income from continuing operations	$8,435	$11,059	$9,904	$9,372
Net income from continuing operations including non-controlling interests	$5,809	$7,642	$6,756	$5,796
Net income from continuing operations attributable to common shareholders	$3,851	$5,079	$4,659	$3,903
Net income (losses) from discontinued operations attributable to common shareholders	$(130)	$(165)	$(4,432)	$(42)
Net income attributable to common shareholders	$3,721	$4,914	$227	$3,861

Basic earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.32	$0.42	$0.38	$0.32
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	-
From continuing operations, net of tax	0.32	0.42	0.38	0.32
From discontinued operations, net of tax	(0.01)	(0.01)	(0.36)	-
	$0.31	$0.41	$0.02	$0.32
Diluted earnings per share attributable to common shareholders:
From continuing operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.32	$0.42	$0.38	$0.32
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	-
From continuing operations, net of tax	0.32	0.42	0.38	0.32
From discontinued operations, net of tax	(0.01)	(0.01)	(0.36)	-
	$0.31	$0.41	$0.02	$0.32
Shares used in computation:
Basic	11,955	12,089	12,106	12,103
Diluted	11,979	12,110	12,120	12,117

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.
ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control Over Financial Reporting

 There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under Exchange Act. U.S. Physical Therapy, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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

 Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
 The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 34.
ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
ITEM 11.	EXECUTIVE COMPENSATION.
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Documents filed as a part of this report:
1. Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.
2. Financial Statement Schedules. See page 64 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
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

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

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

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16+	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

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

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management,effective March 27, 2012 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.25+	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.26+	U. S. Physical Therapy, Inc.Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.27+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.28+	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.29+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.30+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.31+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.32
Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.33
Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.34
First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.35
Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.36
Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

Number	Description

10.37
Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.36
Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012).

10.37	Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.38
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit  10.38 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.40
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell. [incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.41	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon adn Kevin O'Rourke (as Sellers) and U.S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization and Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013].

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
U.S. Physical Therapy, Inc.
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of U.S. Physical Therapy, Inc. (a Nevada Corporation) and subsidiaries (the “Company”) referred to in our report dated March 12, 2015, which is included in the annual report to security holders and incorporated by reference  in Part II of this form. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under item 15, which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
March 12, 2015

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL B	COL C		COL D		COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$1,628	$4,112	—	$3,873	(2)	$1,867
YEAR ENDED DECEMBER 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,109	$4,370	—	$4,851	(2)	$1,628
YEAR ENDED DECEMBER 31, 2012:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,037	$4,848	—	$5,776	(2)	$2,109

(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller
Date: March 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/S/ CHRISTOPHER J. READING	President, Chief Executive Officer and Director
	Christopher J. Reading	(principal executive officer)

By:	/S/ LAWRANCE W. MCAFEE	Executive Vice President, Chief Financial Officer and Director
	Lawrance W. McAfee	(principal financial and accounting officer)

By:	/S/ JERALD PULLINS	Chairman of the Board
Jerald Pullins

By:	/S/ DANIEL C. ARNOLD	Vice Chairman of the Board
Daniel C. Arnold

By:	/S/ MARK J. BROOKNER	Director
Mark J. Brookner

By:	/S/ HARRY S. CHAPMAN	Director
Harry S. Chapman

By:	/S/ BERNARD A. HARRIS, JR.	Director
Bernard A. Harris, Jr.

By:	/S/ MARLIN W. JOHNSTON	Director
Marlin W. Johnston

By:	/S/ EDWARD L. KUNTZ	Director
Edward L. Kuntz

By:	/S/ REGG SWANSON	Director
Regg Swanson

By:	/S/ CLAYTON TRIER	Director
Clayton Trier

EXHIBIT INDEX
LIST OF EXHIBITS NOT UPDATED

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+	1992 Stock Option Plan, as amended [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.2+	Executive Option Plan [filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-63444) and incorporated herein by reference].

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

10.12+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

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

10.15+	USPH Executive Long-Term Incentive Plan, as Amended [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2008].

10.16+	USPH 2009 Executive Bonus Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2009).

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

10.21+	U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management,effective March 27, 2012 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.22+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.23+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.24+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2012, effective March 27, 2012 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 2, 2012].

10.25+	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.26+	U. S. Physical Therapy, Inc.Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.27+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.28+	U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.29+	U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.30+	U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.31+	U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.32
Reorganization and Securities Purchase Agreement dated as of September 6, 2007 between U. S. Physical Therapy, Ltd., STAR Physical Therapy, LP (“STAR LP”), the limited partners of STAR LP, and Regg Swanson as Seller Representative and in his individual capacity [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2007].

10.33
Credit Agreement, dated as of August 27, 2007 among U. S. Physical Therapy, Inc., as the Borrower, Bank of America, N. A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders Party Hereto [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 5, 2007].

10.34
First Amendment to Credit Agreement dated as of June 4, 2008 by and among U.S. Physical Therapy, Inc., a Nevada Corporation, the Lenders party hereto, and Bank of America, N. A., as Administrative Agent [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, filed with the SEC on August 11, 2008].

10.35
Second Amendment to Credit Agreement and Consent by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 18, 2010).

10.36
Third Amendment to Credit Agreement dated as of October 13, 2010, by and among the Company and the Lenders party hereto, and Bank of America, N.A. as administrative Agent [incorporated by reference to Exhibit 10.30 to the Company Annual Report on Form 10-K filed with the SEC on March 10, 2011].

Number	Description

10.37
Fourth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent [incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.36
Fifth Amendment to Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2012).

10.37	Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.38
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.39
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit  10.38 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.40
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Glenn D. McDowell. [incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.41	Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon adn Kevin O'Rourke (as Sellers) and U.S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization and Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013].

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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