Form 10-Q
period 2015-03-31
U S PHYSICAL THERAPY INC /NV
filed 2015-05-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of May 07, 2015, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,398,837.

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$14,557	$14,271
Patient accounts receivable, less allowance for doubtful accounts of $1,633 and $1,669, respectively	34,673	32,891
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,378	1,503
Other current assets	5,291	6,186
Total current assets	55,899	54,851
Fixed assets:
Furniture and equipment	42,542	42,003
Leasehold improvements	23,565	22,806
	66,107	64,809
Less accumulated depreciation and amortization	50,212	49,045
	15,895	15,764
Goodwill	159,176	147,914
Other intangible assets, net	24,537	24,907
Other assets	1,916	1,115
	$257,423	$244,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$2,292	$1,782
Accrued expenses	18,178	22,839
Current portion of notes payable	932	883
Total current liabilities	21,402	25,504
Notes payable	483	234
Revolving line of credit	41,500	34,500
Deferred rent	984	991
Other long-term liabilities	9,480	8,732
Total liabilities	73,849	69,961
Commitments and contingencies
Redeemable non-controlling interests	7,373	7,376
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,613,374 and 14,487,346 shares issued, respectively	145	145
Additional paid-in capital	45,080	43,577
Retained earnings	136,491	134,186
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	150,088	146,280
Non-controlling interests	26,113	20,934
Total equity	176,201	167,214
	$257,423	$244,551

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net patient revenues	$75,807	$68,397
Other revenues	1,434	1,370
Net revenues	77,241	69,767
Clinic operating costs:
Salaries and related costs	43,052	37,942
Rent, clinic supplies, contract labor and other	16,325	14,216
Provision for doubtful accounts	990	950
Closure costs	32	13
Total clinic operating costs	60,399	53,121
Gross margin	16,842	16,646
Corporate office costs	7,657	7,132
Operating income	9,185	9,514
Interest and other income, net	8	1
Interest expense	(265)	(253)
Income before taxes	8,928	9,262
Provision for income taxes	2,777	2,939
Net income including non-controlling interests	6,151	6,323
Less: net income attributable to non-controlling interests	(1,985)	(2,095)
Net income attributable to common shareholders	$4,166	$4,228
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.35
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.08)
Basic	$0.34	$0.27

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.35
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.08)
Diluted	$0.34	$0.27
Shares used in computation:
Basic	12,313	12,129
Diluted	12,313	12,144

Dividends declared per common share	$0.15	$0.12

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income including non-controlling interests	$6,151	$6,323
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	1,807	1,387
Provision for doubtful accounts	991	950
Equity-based awards compensation expense	990	735
Loss on sale of business and sale or abandonment of assets, net	17	19
Excess tax benefit from shared-based compensation	(271)	(126)
Deferred income tax	565	1,580
Write-off of goodwill - closed clinic	34	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,185)	(3,002)
Decrease in accounts receivable - other	125	146
Decrease in other assets	106	735
(Decrease) in accounts payable and accrued expenses	(5,976)	(5,241)
Increase in other Long term liabilities	665	184
Net cash provided by operating activities	3,019	3,690
INVESTING ACTIVITIES
Purchase of fixed assets	(1,419)	(849)
Purchase of businesses, net of cash acquired	(6,445)	(125)
Acquisitions of non-controlling interests	(359)	(2,833)
Proceeds on sale of business and fixed assets, net	8	16
Net cash used in investing activities	(8,215)	(3,791)
FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(1,589)	(1,413)
Proceeds from revolving line of credit	34,000	29,000
Payments on revolving line of credit	(27,000)	(23,500)
Payment of notes payable	(200)	(250)
Tax benefit from share-based compensation	271	126
Other	-	1
Net cash provided by financing activities	5,482	3,964
Net increase in cash and cash equivalents	286	3,863
Cash and cash equivalents - beginning of period	14,271	12,898
Cash - end of period	$14,557	$16,761
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,275	$242
Interest	$235	$345
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500	$-
Revaluation of redeemable non-controlling interests	$-	$1,639

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Noncontrolling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
					(In thousands)
Balance December 31, 2014	14,487	$145	$43,577	$134,186	(2,215)	$(31,628)	$146,280	$20,934	$167,214
Issuance of restricted stock, net of cancellations	126	-	-	-	-	-		-	-
Compensation expense - restricted stock	-	-	990	-	-	-	990	-	990
Excess tax benefit from shared-based compensation	-	-	271	-	-	-	271	-	271
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	446	-	-	-	446	-	446
Purchase of business	-	-	-	-	-	-		4,800	4,800
Acquisition of non-controlling interests	-	-	(204)	-	-	-	(204)	(20)	(224)
Dividends payable to shareholders	-	-	-	(1,861)	-	-	(1,861)	-	(1,861)
Distributions to noncontrolling interest partners	-	-	-	-	-	-		(1,454)	(1,454)
Net income	-	-	-	4,166	-	-	4,166	1,853	6,019
Balance March 31, 2015	14,613	$145	$45,080	$136,491	(2,215)	$(31,628)	$150,088	$26,113	$176,201

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

During the first three months of 2015 and the year ended 2014, the Company acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
Jan 2015 Acquisition	Jan 31	60%	9

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition, during 2014, the Company acquired four individual clinics in separate transactions.

As of March 31, 2015, the Company operated 494 clinics in 42 states.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The Company intends to continue to pursue additional acquisition opportunities, developing new clinics and opening satellite clinics.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.  In 2015, there are six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2014, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2014 did not result in any goodwill amounts that were deemed impaired. During the three months ended March 31, 2015, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner.  At March 31, 2015, the redeemable non-controlling interests reflect the book value of the respective non-controlling interests. The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through March 31, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“CHIP Act”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update is applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% update is applied to the fee schedule payment rates; for services provided in 2016 through 2019 a 0.5% update is applied each year to the fee schedule payment rates. In addition, the CHIP Act promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. The CHIP Act extended the application of the Therapy Caps through December 31, 2017. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The Protecting Access to Medicare Act of 2014 extended the exceptions process for outpatient therapy caps through March 31, 2015. The CHIP Act further extended the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process further, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The CHIP Act directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors will apply to exception requests for which CMS has not conducted a medical review by July 15, 2015.

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

 Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2015.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2015 and 2014.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2015.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the Company’s board of directors, respectively. Generally, restrictions on the stock granted to employees (other than executive officers) lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period.  The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Recently Issued Accounting Guidance

In April 2014, the Financial Accounting Standards Board issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes became effective for the Company on January 1, 2015. Management has determined that the adoption of these changes did not have an immediate impact on the Consolidated Financial Statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	March 31, 2014
Earnings attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$4,166	$4,228
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(967)
	$4,166	$3,261
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.35
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.08)
	$0.34	$0.27

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.35
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.08)
	$0.34	$0.27

Shares used in computation:
Basic earnings per share - weighted-average shares	12,313	12,129
Effect of dilutive securities - stock options	-	15
Denominator for diluted earnings per share - adjusted weighted-average shares shares	12,313	12,144

All options to purchase shares were included in the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

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

3. ACQUISITIONS OF BUSINESSES

On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2016 and 2017. The purchase price for the 2015 acquisition has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$6,445
Seller notes	500
Total consideration	$6,945
Estimated fair value of net tangible assets acquired:
Total current assets	$652
Total non-current assets	533
Total liabilities	(376)
Net tangible assets acquired	$809
Goodwill	10,936
Fair value of non-controlling interest	(4,800)
$6,945

On April 30, 2014, the Company acquired a 70% interest in a 13-clinic physical therapy practice.  The purchase price for the 70% interest was $10.6 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. On August 1, 2014, the Company acquired 100% interest in a 3-clinic physical therapy practice. The purchase price for the 100% interest was $1.0 million in cash.   In addition, during 2014, the Company acquired three individual clinic practices for an aggregate of $595,000 in cash. The purchase prices for the 2014 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,270
Seller notes	400
Total consideration	$12,670
Estimated fair value of net tangible assets acquired:
Total current assets	$1,306
Total non-current assets	986
Total liabilities	(441)
Net tangible assets acquired	$1,851
Referral relationships	280
Non-compete agreements	330
Tradename	1,600
Goodwill	13,334
Fair value of non-controlling interest	(4,725)
$12,670

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2015 and 2014 acquisitions was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

For the 2015 acquisition, the purchase price plus the fair value of the non-controlling interest was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment and prepaids and deposits) and liabilities assumed (accounts payable and accrued employee benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired (tradename, non-compete agreements and referral relationships) and the liabilities assumed. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the 2014 acquisitions, the purchase prices plus the fair value of the non-controlling interest were allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the range of the estimated lives was 6 to 16 years, and for non-compete agreements the estimated lives was six years. The values assigned to tradenames and goodwill is tested annually for impairment.

Unaudited proforma consolidated financial information for acquisitions occurring in 2015 and 2014 have not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the three months ended March 31, 2015, the Company purchased additional interests in two partnerships. The interests in the partnerships purchased ranged from 10% to 100%.  The aggregate purchase price paid was $0.4 million which included $20,000 of undistributed earnings.  The remaining $0.3 million, less future tax benefits of $0.1 million, was recognized as an adjustment to additional paid-in capital.

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

5. REDEEMABLE NON-CONTROLLING INTERESTS

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

For the three months ended March 31, 2015, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Beginning balance	$7,376
Operating results allocated to redeemable non-controlling interest partners	132
Distributions to redeemable non-controlling interest partners	(135)
Ending balance	$7,373

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2015
Beginning balance	$147,914
Goodwill acquired during the period	10,936
Goodwill adjustments for business acquired in 2014	360
Goodwill written off	(34)
Ending balance	$159,176

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Tradenames, net of accumulated amortization of $108 and $86, respectively	$14,407	$14,427
Referral relationships, net of accumulated amortization of $2,855 and $2,610, respectively	8,705	8,951
Non-compete agreements, net of accumulated amortization of $2,481 and $2,377, respectively	1,425	1,529
	$24,537	$24,907

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. Typically, the value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. However, for one acquisition, the value assigned to tradename which has a defined period of use is being amortized over the term of the six year agreement in which the Company has acquired the right to use the specific tradename. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three and three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Tradenames	$22	$-
Referral relationships	245	155
Non-compete agreements	104	87
Total	$371	$242

Based on the balance of referral relationships and non-compete agreements as of March 31, 2015, the expected amount to be amortized in 2015 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount
2015	83	2015	981	2015	415
2016	83	2016	981	2016	353
2017	84	2017	981	2017	308
2018	83	2018	935	2018	252
2019	80	2019	846	2019	183
		2020	846	2020	18
		2021	846
		2022	797
		2023	690
		2024	572
		2025	465
		2026	11

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Salaries and related costs	$8,904	$15,400
Group health insurance claims	1,967	2,116
Credit balances and overpayments due to patients and payors	1,874	1,834
Dividend payable to common shareholders	1,861	-
Other	3,572	3,489
Total	$18,178	$22,839

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$41,500	$34,500
Various notes payable with $932 plus accrued interest due in the next year, interest accrues at 3.25% per annum	1,415	1,117
	42,915	35,617
Less current portion	(932)	(883)
	$41,983	$34,734

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

On March 31, 2015, $41.5 million was outstanding on the Credit Agreement resulting in $83.5 million of availability. As of March 31, 2015, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions. In conjunction with the acquisition in 2015, the Company entered into a note payable in the amount of $500,000, payable in two annual equal installments of $250,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum.   In conjunction with the acquisitions in 2014 and the purchase of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $466,172, each payable in two annual equal installments totaling an aggregate of $233,086 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment. The remaining balance of $450,000 relates to various notes payable due to acquisitions in 2013.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to March 31, 2015 are as follows (in thousands):

During the twelve months ended March 31, 2016	$932
During the twelve months ended March 31, 2017	483
During the twelve months ended March 31, 2018	-
During the twelve months ended March 31, 2019	41,500
Total	$42,915

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 315,700 shares (based on the closing price of $47.50 on March 31, 2015) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2015; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2014 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. This discussion includes forward-looking statements that are subject to risk and uncertainties.  Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of March 31, 2015, we operated 494 clinics in 42 states.
We also manage physical therapy facilities for third parties, primarily physicians, with 17 third-party facilities under management as of March 31, 2015.
During the first three months of 2015 and the year ended 2014, we acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
Jan 2015 Acquisition	Jan 31	60%	9

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2016 and 2017.

On April 30, 2014, we acquired a 70% interest in a 13-clinic physical therapy practice.  The purchase price for the 70% interest was $10.6 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. On August 1, 2014, we acquired a 100% interest in a 3-clinic physical therapy practice. The purchase price for the 100% interest was $1.0 million in cash.   In addition, during 2014, the Company acquired three individual clinic practices for an aggregate of $595,000 in cash.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Number of clinics, at the end of period	494	472
Working days	63	63
Average visits per day per clinic	22.9	21.6
Total patient visits	712,855	643,869
Net patient revenue per visit	$106.34	$106.23

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

—	Net revenues increased to $77.2 million for the three months ended March 31, 2015 (“2015 First Quarter”) from $69.8 million for the three months ended March 31, 2014 (“2014 First Quarter”) primarily due to an increase in visits of 69,000 from 644,000 for the 2014 First Quarter to 713,000 for the 2015 First Quarter and a slight increase in the average net patient revenue per visit for the 2015 First Quarter to $106.34 from $106.23 in the 2014 First Quarter.

—	Net income attributable to our common shareholders prior to revaluation of redeemable non-controlling interests, net of tax, for the 2015 First Quarter was $4.1 million versus $4.2 million for the 2014 First Quarter. Net income was $0.34 per diluted share for the 2015 period and $0.35 for the 2014 period. Total diluted shares were 12.3 million for the 2015 First Quarter and 12.1 million for the 2014 First Quarter.

Net Patient Revenues

—	Net patient revenues increased to $75.8 million for the 2015 First Quarter from $68.4 million for the 2014 First Quarter, an increase of $7.4 million, or 10.8%, due to visits of 58,900 from clinics opened and acquired between April 1, 2014 and March 31, 2015 (“New Clinics”) and an increase in visits of 10,100 from clinics opened or acquired prior to April 1, 2014 (“Mature Clinics”) and an increase in the net patient revenue per visit of $0.11

—	Net patient revenues related to New Clinics amounted to $6.2 million for the 2015 First Quarter and net patient revenues for Mature Clinics increased by $1.2 million for the 2015 First Quarter as compared to the 2014 First Quarter.

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

Other Revenues

Other revenues increased $64,000 in the 2015 First Quarter to $1,434,000 from $1,370,000 in the 2014 First Quarter.

Clinic Operating Costs

Clinic operating costs were $60.4 million, or 78.2% of net revenues, for the 2015 First Quarter and $53.1 million, or 76.1% of net revenues, for the 2014 First Quarter. The increase was primarily attributable to $5.5 million in operating costs of New Clinics and by an increase in operating costs of $1.8 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $43.0 million for the 2015 First Quarter from $37.9 million for the 2014 First Quarter, an increase of $5.1 million, or 13.5%. Salaries and related costs for New Clinics amounted to $4.0 million for the 2015 First Quarter. Salaries and related costs for Mature Clinics increased by $1.1 million for the 2015 First Quarter as compared to the 2014 First Quarter.  Salaries and related costs as a percentage of net revenues were 55.7% for the 2015 First Quarter and 54.4 % for the 2014 First Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $16.3 million for the 2015 First Quarter and $14.2 million for the 2014 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.5 million for the 2015 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.6 million in the 2015 First Quarter compared to the 2014 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 21.1% for the 2015 First Quarter and 20.4% for the 2014 First Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $990,000 for the 2015 First Quarter and $950,000 for the 2014 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for the 2015 First Quarter and 1.4% for the 2014 First Quarter.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.5% at March 31, 2015, as compared to 4.8% at December 31, 2014. Our day’s sales outstanding were 40 days at March 31, 2015 and 39 days at December 31, 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.7 million for the 2015 First Quarter and $7.1 million for the 2014 First Quarter. As a percentage of net revenues, corporate office costs were 9.9% for the 2015 First Quarter and 10.2% for the 2014 First Quarter.

Interest Expense

Interest expense increased to $265,000 in the 2015 First Quarter compared to $253,000 in the 2014 First Quarter.  At March 31, 2015, $41.5 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $2.8 million for the 2015 First Quarter and $2.9 million for the 2014 First Quarter. During the 2015 and 2014 First Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 40.0% and 41.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $1.9 million for the 2015 First Quarter and $2.0 million for the 2014 First Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 11.8% for the 2015 First Quarter and 12.6% for the 2014 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2015 and December 31, 2014, we had $14.6 million and $14.3 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2016. The amount outstanding under our revolving credit facility was $41.5 million at March 31, 2015 compared to $34.5 million at December 31, 2014.  At March 31, 2015 we had $83.5 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the three months ended March 31, 2015, $3.0 million was provided by operations and $7.0 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of businesses ($6.4 million), distributions to non-controlling interest partners ($1.6 million), purchases of fixed assets ($1.4 million) and purchases of non-controlling interests ($.4 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On March 31, 2015, $41.5 million was outstanding on the revolving credit facility resulting in $83.5 million of availability, and we were in compliance with all of the covenants thereunder.

The purchase price for the 60% interest in the January 31, 2015 Acquisition was $6.7 million in cash and a $500,000 seller note, that is payable in two principal installments totaling $250,000 each plus accrued interest in January 2016 and 2017.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses and a purchase of non-controlling interest that occurred in 2013 through 2015. For those acquisitions, we entered into several notes payables aggregating $2.3 million. The notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At March 31, 2015, the balance on these notes payable was $1.4 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2015, we have accrued $1.9 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in 2015.

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

There is no expiration date for the share repurchase program. As of March 31, 2015, there are currently an additional estimated 315,700 shares (based on the closing price of $47.50 on March 31, 2015)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2015.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

—	changes as the result of government enacted national healthcare reform;

—	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

—	business and regulatory conditions including federal and state regulations;

—	governmental and other third party payor investigations and audits;

—	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;

—	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

—	transition to ICD - 10 coding system;

—	revenue and earnings expectations;

—	general economic conditions;

—	availability and cost of qualified physical therapists;

—	personnel productivity;

—	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

—	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;

—	maintaining adequate internal controls;

—	availability, terms, and use of capital; and

—	weather and other seasonal factors.

See Risk Factors in Item 1A of our Annual Report on Form 10-K.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as (the “Exchange Act”). These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

—	changes as the result of government enacted national healthcare reform;

—	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

—	business and regulatory conditions including federal and state regulations;

—	governmental and other third party payor investigations and audits;

—	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;

—	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

—	transition to ICD - 10 coding system;

—	revenue and earnings expectations;

—	general economic conditions;

—	availability and cost of qualified physical and occupational therapists;

—	personnel productivity;

—	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

—	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;

—	maintaining adequate internal controls;

—	availability, terms, and use of capital; and

—	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At March 31, 2015, $41.5 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at March 31, 2015, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $415,000.

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

10.1
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.2
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.3
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.4
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

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

U.S. PHYSICAL THERAPY, INC.

Date: May 7, 2015	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.2
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.3
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

10.4
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015).

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