Form 10-Q
period 2015-06-30
U S PHYSICAL THERAPY INC /NV
filed 2015-08-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of August 06, 2015, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,421,137.

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,972	$14,271
Patient accounts receivable, less allowance for doubtful accounts of $1,618 and $1,669, respectively	34,830	32,891
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,338	1,503
Other current assets	6,509	6,186
Total current assets	55,649	54,851
Fixed assets:
Furniture and equipment	43,495	42,003
Leasehold improvements	24,107	22,806
	67,602	64,809
Less accumulated depreciation and amortization	51,098	49,045
	16,504	15,764
Goodwill	170,914	147,914
Other intangible assets, net	24,167	24,907
Other assets	1,086	1,115
	$268,320	$244,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$1,451	$1,782
Accrued expenses	19,446	22,839
Current portion of notes payable	800	883
Total current liabilities	21,697	25,504
Notes payable	1,059	234
Revolving line of credit	41,000	34,500
Deferred rent	1,040	991
Other long-term liabilities	10,925	8,732
Total liabilities	75,721	69,961
Commitments and contingencies
Redeemable non-controlling interests	10,585	7,376
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,635,674 and 14,487,346 shares issued, respectively	146	145
Additional paid-in capital	45,829	43,577
Retained earnings	140,933	134,186
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	155,280	146,280
Non-controlling interests	26,734	20,934
Total equity	182,014	167,214
	$268,320	$244,551

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net patient revenues	$81,451	$76,470	$157,258	$144,867
Other revenues	1,837	1,731	3,271	3,101
Net revenues	83,288	78,201	160,529	147,968
Clinic operating costs:
Salaries and related costs	44,398	40,109	87,450	78,051
Rent, clinic supplies, contract labor and other	16,681	15,205	33,006	29,421
Provision for doubtful accounts	1,062	1,054	2,052	2,004
Closure costs	5	(2)	37	11
Total clinic operating costs	62,146	56,366	122,545	109,487
Gross margin	21,142	21,835	37,984	38,481
Corporate office costs	7,593	7,614	15,250	14,746
Operating income	13,549	14,221	22,734	23,735
Interest and other income, net	16	-	24	1
Interest expense	(245)	(332)	(510)	(585)
Income before taxes	13,320	13,889	22,248	23,151
Provision for income taxes	4,203	4,469	6,980	7,408
Net income including non-controlling interests	9,117	9,420	15,268	15,743
Less: net income attributable to non-controlling interests	(2,813)	(2,988)	(4,798)	(5,083)
Net income attributable to common shareholders	$6,304	$6,432	$10,470	$10,660
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.51	$0.53	$0.85	$0.88
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.03)	(0.01)	(0.03)	(0.09)
Basic	$0.48	$0.52	$0.82	$0.79

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.51	$0.53	$0.85	$0.87
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.03)	(0.01)	(0.03)	(0.09)
Diluted	$0.48	$0.52	$0.82	$0.78
Shares used in computation:
Basic	12,409	12,224	12,362	12,177
Diluted	12,409	12,226	12,362	12,184

Dividends declared per common share	$0.15	$0.12	$0.30	$0.24

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income including non-controlling interests	$15,268	$15,743
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	3,674	2,825
Provision for doubtful accounts	2,052	2,004
Equity-based awards compensation expense	2,206	1,593
(Gain) loss on sale or abandonment of assets, net	(13)	34
Excess tax benefit from shared-based compensation	(430)	(215)
Deferred income tax	2,130	2,422
Write-off of goodwill - closed clinics	111	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,880)	(4,442)
Decrease (increase) in accounts receivable - other	165	(80)
(Increase) decrease in other assets	(13)	1,540
Decrease in accounts payable and accrued expenses	(3,958)	(774)
Increase in other Long term liabilities	927	404
Net cash provided by operating activities	19,239	21,054
INVESTING ACTIVITIES
Purchase of fixed assets	(2,873)	(2,132)
Purchase of businesses, net of cash acquired	(14,467)	(10,750)
Acquisitions of non-controlling interests	(968)	(4,945)
Proceeds on sale of fixed assets, net	72	38
Net cash used in investing activities	(18,236)	(17,789)
FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(4,906)	(4,982)
Cash dividends to shareholders	(3,723)	(2,932)
Proceeds from revolving line of credit	51,000	77,000
Payments on revolving line of credit	(44,500)	(72,000)
Payment of notes payable	(608)	(575)
Tax benefit from share-based compensation	430	215
Other	5	45
Net cash used in financing activities	(2,302)	(3,229)
Net (decrease) increase in cash and cash equivalents	(1,299)	36
Cash and cash equivalents - beginning of period	14,271	12,898
Cash - end of period	$12,972	$12,934
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,835	$3,235
Interest	$460	$657
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,350	$400
Revaluation of redeemable non-controlling interests	$627	$1,841

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
					(In thousands)
Balance December 31, 2014	14,487	$145	$43,577	$134,186	(2,215)	$(31,628)	$146,280	$20,934	$167,214
Issuance of restricted stock	148	-	-	-	-	-		-	-
Compensation expense - restricted stock	-	-	2,206	-	-	-	2,206	-	2,206
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	446	-	-	-	446	-	446
Proceeds from exercise of stock options	1	1	4				5	-	5
Purchase of businesses	-	-	-	-	-	-		8,707	8,707
Excess tax benefit from shared-based compensation	-	-	430	-	-	-	430	-	430
Revaluation of redeemable non-controlling interets	-	-	(376)	-	-	-	(376)	-	(376)
Reclass to redeemable non-controlling interets	-	-	-	-	-	-	-	(2,681)	(2,681)
Acquisition of non-controlling interests	-	-	(458)	-	-	-	(458)	(217)	(675)
Dividends paid to shareholders	-	-	-	(3,723)	-	-	(3,723)	-	(3,723)
Distributions to non-controlling interest partners	-	-	-	-	-	-		(4,436)	(4,436)
Net income	-	-	-	10,470	-	-	10,470	4,427	14,897
Balance June 30, 2015	14,636	$146	$45,829	$140,933	(2,215)	$(31,628)	$155,280	$26,734	$182,014

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

During the first six months of 2015 and the year ended 2014, the Company acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition, to the clinic groups noted in the table above, during 2014, the Company acquired four individual clinics in separate transactions.

As of June 30, 2015, the Company operated 501 clinics in 42 states.

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.  As of June 30, 2015, there are six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2014, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2014 did not result in any goodwill amounts that were deemed impaired. During the six months ended June 30, 2015, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner.  At June 30, 2015, the redeemable non-controlling interests reflect the book value of the respective non-controlling interests in which the Company has not determined that it is probable the redemption rights will be exercised and the fair value for those in which the Company deems it probable that the limited partner will assert the redemption rights.  The fair value for those that the Company deems it probable that the limited partner will assert the redemption rights will be adjusted each reporting period thereafter based upon future determinations of probability.  The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through June 30, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update is applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% update is applied to the fee schedule payment rates; for services provided in 2016 through 2019 a 0.5% update is applied each year to the fee schedule payment rates. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. The MACRA Act extended the application of the Therapy Caps through December 31, 2017. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The Protecting Access to Medicare Act of 2014 extended the exceptions process for outpatient therapy caps through March 31, 2015. The MACRA further extended the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process further, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors will apply to exception requests for which CMS has not conducted a medical review by July 15, 2015.

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

The Physician Quality Reporting System, or "PQRS," is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by "eligible professionals." Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our certified rehabilitation agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as certified rehabilitation agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016 and 2017.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

A limited partnership in which the Company owns a majority interest, is in the process of resolving an investigation by the U.S. Department of Justice into certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic.  It is expected that a settlement agreement will be entered into which will conclude the government’s review into whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program. The issue at the clinic related to a Medicare regulation, unique to a private practice setting, that requires a different level of supervision for a claim to qualify for payment when the services are performed by a licensed physical therapist assistant.  The Medicare supervision requirements go beyond what is required under the state licensing law, the physical therapist assistant scope of practice, and professional standards of care.  The limited partnership  has tentatively agreed to pay $710,000 to resolve the matter. The settlement expense was estimated and accrued for in 2012. The limited partnership and the Company have cooperated fully in the government review and the Company conducted its own internal audit of all of the Medicare claims submitted by that clinic during the relevant period in order to assist the government in determining the appropriate dollar amount that should be refunded. As is customary at the conclusion of such government investigations, it is anticipated that the limited partnership and the Company will enter into a Corporate Integrity Agreement (CIA) that will be incorporated into the Company’s existing comprehensive compliance program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2015.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended June 30, 2015 and 2014.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, notes payable and redeemable non-controlling interests (deemed probable that the limited partner will assert redemption rights) approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the Company’s revolving line of credit approximates its fair value. The interest rate on the revolving line of credit, which is tied to the Eurodollar Rate, is set at various short-term intervals as detailed in the Credit Agreement (as defined in Note 9).

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2015.

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

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued and have none to report.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$6,304	$6,432	$10,470	$10,660
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(376)	(119)	(376)	(1,086)
	$5,928	$6,313	$10,094	$9,574
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.51	$0.53	$0.85	$0.88
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.03)	(0.01)	(0.03)	(0.09)
	$0.48	$0.52	$0.82	$0.79

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.51	$0.53	$0.85	$0.87
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.03)	(0.01)	(0.03)	(0.09)
	$0.48	$0.52	$0.82	$0.78

Shares used in computation:
Basic earnings per share - weighted-average shares	12,409	12,224	12,362	12,177
Effect of dilutive securities - stock options	-	2	-	7
Denominator for diluted earnings per share - adjusted weighted-average shares shares	12,409	12,226	12,362	12,184

All options to purchase shares were included in the diluted earnings per share calculation for the six months ended June 30, 2015 and 2014 as the average market prices of the common stock was above the exercise prices. The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter based upon future determinations of probability.  During the quarter ended June 30, 2015, the adjustment to the fair value amounted to $376,000, net of tax.  The adjustment was charged to additional paid-in capital and was not reflected in the statements of net income.  Although the adjustment was  not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

3. ACQUISITIONS OF BUSINESSES

On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.75 million in cash and $0.15 million in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

The purchase prices for the 2015 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$14,467
Seller notes	1,350
Total consideration	$15,817
Estimated fair value of net tangible assets acquired:
Total current assets	$1,200
Total non-current assets	1,212
Total liabilities	(646)
Net tangible assets acquired	$1,766
Goodwill	22,758
Fair value of non-controlling interest	(8,707)
$15,817

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

Cash paid, net of cash acquired	$12,270
Seller notes	400
Total consideration	$12,670
Estimated fair value of net tangible assets acquired:
Total current assets	$1,213
Total non-current assets	1,051
Total liabilities	(406)
Net tangible assets acquired	$1,858
Referral relationships	280
Non-compete agreements	330
Tradename	1,600
Goodwill	13,327
Fair value of non-controlling interest	(4,725)
$12,670

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2015 and 2014 acquisitions was derived from proceeds under the Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.

For the 2015 acquisitions, the purchase prices plus the fair value of the non-controlling interest was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment and prepaids and deposits) and liabilities assumed (accounts payable and accrued employee benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired (tradename, non-compete agreements and referral relationships) and the liabilities assumed. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the 2014 acquisitions, the purchase prices plus the fair value of the non-controlling interest were allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the estimated life was 4.5 years, and for non-compete agreements the estimated life was six years. The values assigned to tradenames and goodwill is tested annually for impairment.

Unaudited proforma consolidated financial information for acquisitions occurring in 2015 and 2014 have not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the six months ended June 30, 2015, the Company purchased additional interests in seven partnerships. The interests in the partnerships purchased ranged from 5% to 35%.  The aggregate purchase price paid was $1.0 million which included $217,000 of undistributed earnings.  The remaining $0.8 million, less future tax benefits of $0.3 million, was recognized as an adjustment to additional paid-in capital.

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

For the six months ended June 30, 2015, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Beginning balance	$7,376
Operating results allocated to redeemable non-controlling interest partners	371
Distributions to redeemable non-controlling interest partners	(470)
Reclass of non-controlling interests	2,681
Increase due to revaluation fair value of redeemable non-controlling interest	627
Ending balance	$10,585

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2015
Beginning balance	$147,914
Goodwill acquired during the period	22,758
Goodwill adjustments for business acquired in 2014	353
Goodwill written off	(111)
Ending balance	$170,914

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Tradenames, net of accumulated amortization of $128 and $86, respectively	$14,386	$14,427
Referral relationships, net of accumulated amortization of $3,100 and $2,610, respectively	8,460	8,951
Non-compete agreements, net of accumulated amortization of $2,585 and $2,377, respectively	1,321	1,529
	$24,167	$24,907

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Tradenames	$21	$-	$42	$-
Referral relationships	245	128	491	283
Non-compete agreements	104	62	208	149
Total	$370	$190	$741	$432

Based on the balance of referral relationships and non-compete agreements as of June 30, 2015, the expected amount to be amortized in 2015 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount
2015	83	2015	981	2015	415
2016	83	2016	981	2016	353
2017	84	2017	981	2017	308
2018	83	2018	935	2018	252
2019	80	2019	846	2019	183
		2020	846	2020	18
		2021	846
		2022	797
		2023	690
		2024	572
		2025	465
		2026	11

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Salaries and related costs	$12,113	$15,400
Group health insurance claims	1,945	2,116
Credit balances and overpayments due to patients and payors	1,856	1,834
Other	3,532	3,489
Total	$19,446	$22,839

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Credit Agreement average effective interest rate of 2.3% inclusive of unused fee	$41,000	$34,500
Various notes payable with $800 plus accrued interest due in the next year, interest accrues at 3.25% per annum	1,859	1,117
Payments/Long term debt, Total	42,859	35,617
Less current portion	(800)	(883)
	$42,059	$34,734

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

On June 30, 2015, $41.0 million was outstanding on the Credit Agreement resulting in $84.0 million of availability. As of June 30, 2015, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions. In conjunction with the acquisitions in 2015, the Company entered into  notes payable in the aggregate amount of $1,350,000, payable in two equal annual  installments totaling $325,000 plus any accrued and unpaid interest in 2016 and 2017 and $700,000 plus any accrued and unpaid interest in 2018. Interest accrues at 3.25% per annum.   In conjunction with the acquisition in 2014 and the purchase of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $466,172, each payable in two equal annual installments totaling an aggregate of $233,086 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment. The balance of the notes payable entered into in 2014 was $258,133 as of June 30, 2015.  The remaining balance of $250,000 relates to various notes payable due to acquisitions in 2013.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to June 30, 2015 are as follows (in thousands):

During the twelve months ended June 30, 2016	$800
During the twelve months ended June 30, 2017	359
During the twelve months ended June 30, 2018	700
During the twelve months ended June 30, 2019	41,000
Total	$42,859

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 273,900 shares (based on the closing price of $54.76 on June 30, 2015) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2015.

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

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of June 30, 2015, we operated 501 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 19 third-party facilities under management as of June 30, 2015.

During the six months of 2015 and the year ended 2014, we acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.75 million in cash and $0.15 million in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

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

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Number of clinics, at the end of period	501	486	501	486
Working days	64	64	127	127
Average visits per day per clinic	24.4	23.3	23.6	22.4
Total patient visits	776,867	718,767	1,489,722	1,362,636
Net patient revenue per visit	$104.85	$106.39	$105.56	$106.31

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

•	Net revenues increased to $83.3 million for the three months ended June 30, 2015 (“2015 Second Quarter”) from $78.2 million for the three months ended June 30, 2014 (“2014 Second Quarter”) primarily due to an increase in visits of 58,100 from 718,800 for the 2014 Second Quarter to 776,900 for the 2015 Second Quarter offset by a decrease in the average net patient revenue per visit for the 2015 Second Quarter to $104.85 from $106.39 in the 2014 Second Quarter. This decrease in the average net patient revenue per visit was partially attributable to a small increase in the medicare/medicaid business and a small decrease in the workers compensation business.

•	Net income attributable to our common shareholders prior to revaluation of redeemable non-controlling interests, net of tax, (“operating results”) for the 2015 Second Quarter was $6.3 million versus $6.4 million for the 2014 Second Quarter. Diluted earnings per share from operating results were $0.51 for the 2015 period and $0.53 for the comparable 2014 period. Total diluted shares were 12.4 million for the 2015 Second Quarter and 12.2 million for the 2014 Second Quarter.

Net Patient Revenues

•	Net patient revenues increased to $81.5 million for the 2015 Second Quarter from $76.5 million for the 2014 Second Quarter, an increase of $5.0 million, or 6.5%, due to visits of 42,200 from clinics opened and acquired between July 1, 2014 and June 30, 2015 (“New Clinics”) and an increase in visits of 15,900 from clinics opened or acquired prior to July 1, 2014 (“Mature Clinics”) offset by a decrease in the net patient revenue per visit of $1.54.

•	Net patient revenues related to New Clinics amounted to $4.4 million for the 2015 Second Quarter and net patient revenues for Mature Clinics increased by $0.6 million for the 2015 Second Quarter as compared to the 2014 Second Quarter.

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

Other Revenues

Other revenues increased $0.1 million in the 2015 Second Quarter to $1.8 million from $1.7 million in the 2014 Second Quarter.

Clinic Operating Costs

Clinic operating costs were $62.1 million, or 74.6% of net revenues, for the 2015 Second Quarter and $56.4 million, or 72.1% of net revenues, for the 2014 Second Quarter. The increase was primarily attributable to $3.9 million in operating costs of New Clinics and by an increase in operating costs of $1.8 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $44.4 million for the 2015 Second Quarter from $40.1 million for the 2014 Second Quarter, an increase of $4.3 million. Salaries and related costs for New Clinics amounted to $2.8 million for the 2015 Second Quarter. Salaries and related costs for Mature Clinics increased by $1.5 million for the 2015 Second Quarter as compared to the 2014 Second Quarter.  Salaries and related costs as a percentage of net revenues were 53.3% for the 2015 Second Quarter and 51.3 % for the 2014 Second Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $16.7 million for the 2015 Second Quarter and $15.2 million for the 2014 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.1 million for the 2015 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.4 million in the 2015 Second Quarter compared to the 2014 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.0% for the 2015 Second Quarter and 19.4% for the 2014 Second Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2015 Second Quarter and for the 2014 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for both periods.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.4% at June 30, 2015, as compared to 4.8% at December 31, 2014. Our day’s sales outstanding were 38 days at June 30, 2015 and 39 days at December 31, 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.6 million for the 2015 Second Quarter and for the 2014 Second Quarter. As a percentage of net revenues, corporate office costs were 9.1% for the 2015 Second Quarter and 9.7% for the 2014 Second Quarter.

Interest Expense

Interest expense decreased to $245,000 in the 2015 Second Quarter compared to $332,000 in the 2014 Second Quarter.  At June 30, 2015, $41.0 million was outstanding under our revolving credit agreement due to a lower average outstanding balance under our revolving credit agreement during to 2015 second quarter compared to the 2014 second quarter.

Provision for Income Taxes

The provision for income taxes was $4.2 million for the 2015 Second Quarter and $4.5 million for the 2014 Second Quarter. During the 2015 and 2014 Second Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 40.0% and 41.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.8 million for the 2015 Second Quarter and $3.0 million for the 2014 Second Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 13.3% for the 2015 Second Quarter and 13.7% for the 2014 Second Quarter.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

—	Net revenues increased to $160.5 million for the six months ended June 30, 2015 (“2015 First Six Months”) from $148.0 million for the six months ended June 30, 2014 (“2014 First Six Months”) primarily due to an increase in visits of 127,100 from 1,362,600 for the 2014 First Six Months to 1,489,700 for the 2015 First Six Months offset by a decrease of $0.75 in the net patient revenue per visit.

•	Operating results for the 2015 First Six Months was $10.5 million versus $10.7 million for the 2014 First Six Months. Diluted earning per share from operating results were $0.85 for the 2015 period and $0.87 for the comparable 2014 period. Total diluted shares were 12.4 million for the 2015 First Six Months and 12.2 million for the 2014 First Six Months.

Net Patient Revenues

—	Net patient revenues increased to $157.3 million for the 2015 First Six Months from $144.9 million for the 2014 First Six Months, an increase of $12.4 million due to an increase in visits of 66,700 from New Clinics and an increase in visits of 60,400 from Mature Clinics offset by a decrease in the average net revenue per visit in for the current period of $0.75 from $106.31 for the 2014 period to $105.56 for the 2015 period.

—	Net patient revenues related to New Clinics amounted to $7.1 million for the 2015 First Six Months and net patient revenues for Mature Clinics increased by $5.3 million for the 2015 First Six Months as compared to the 2014 First Six Month primarily due to the April 2014 Acquisition having a full six months of revenue in 2015 and only two months in 2014.

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

Other Revenues

Other revenues increased $0.2 million in the 2015 First Six Months to $3.3 million from $3.1 million in the 2014 First Six Months.

Clinic Operating Costs

Clinic operating costs as a percentage of net revenues were $122.5 million, or 76.3% of net revenues, for the 2015 First Six Months and $109.5 million, or 74.0% of net revenues, for the 2014 First Six Months. The increase was primarily attributable to $6.4 million in operating costs of New Clinics and an increase in operating costs of $6.6 million for Mature Clinics primarily due to the April 2014 Acquisition having a full six months of expenses in 2015 and only two months in 2014.  Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $87.5 million for the 2015 First Six Months from $78.1 million for the 2014 First Six Months, an increase of $9.4 million. Salaries and related costs for New Clinics amounted to $4.5 million for the 2015 First Six Months. Salaries and related costs for Mature Clinics increased by $4.9 million for the 2015 First Six Months as compared to the 2014 First Six Months. Salaries and related costs as a percentage of net revenues were 54.5% for the 2015 First Six Months and 52.7% for the 2014 First Six Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $33.0 million for the 2015 First Six Months and $29.4 million for the 2014 First Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.8 million for the 2015 First Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $1.8 million in the 2015 First Six Months compared to the 2014 First Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.6% for the 2015 First Six Months and 19.9% for the 2014 First Six Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.1 million for the 2015 First Six Months and $2.0 million for the 2014 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for the 2015 First Six Months and 1.4% for the 2014 First Six Months.

Our allowance for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.4% at June 30, 2015, as compared to 4.8% at December 31, 2014. Our days sales outstanding was 38 days at June 30, 2015 and 39 days at December 31, 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $15.3 million for the 2015 First Six Months and $14.8 million for the 2014 First Six Months. The increase was primarily due to an increase in the number of employees and related compensation and benefits and an increase in equity-based awards compensation expense.  As a percentage of net revenues, corporate office costs were 9.5% for the 2015 First Six Months and 10% for 2014 First Six Months.

Interest Expense

Interest expense decreased to $510,000 in the 2015 First Six Months compared to $585,000 in the 2014 First Six Months due to a lower average outstanding balance under our revolving credit agreement during the 2015 period compared to the 2014 period.  At June 30, 2015, $41.0 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $7.0 million for the 2015 First Six Months and $7.4 million for the 2014 First Six Months. During the 2015 and 2014 First Six Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 40.0% and 41%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $4.8 million for the 2015 First Six Months and $5.1 million for the 2014 First Six Months or as a percentage of operating income before corporate office costs was 12.6% for the 2015 First Six Months and 13.2% for the 2014 First Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2015 and December 31, 2014, we had $13.0 million and $14.3 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2016. The amount outstanding under our revolving credit facility was $41.0 million at June 30, 2015 compared to $34.5 million at December 31, 2014.  At June 30, 2015 we had $84.0 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the six months ended June 30, 2015, $19.2 million was provided by operations and $6.5 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of businesses ($14.5 million), distributions to non-controlling interest partners ($4.9 million), payments of cash dividends to our shareholders ($3.7 million), purchases of fixed assets ($2.9 million), purchases of non-controlling interests ($1.0 million) and payments on our notes payable ($0.6 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.3% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On June 30, 2015, $41.0 million was outstanding on the revolving credit facility resulting in $84.0 million of availability, and we were in compliance with all of the covenants thereunder.

On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.75 million in cash and $0.15 million in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

Historically, we have generated sufficient cash from operations to fund our development activities and to cover operational needs. We plan to continue developing new clinics and making additional acquisitions. We also from time to time purchase the non-controlling interests in our Clinic Partnerships. Generally, any acquisition or purchase of non-controlling interests is expected to be accomplished using a combination of cash and financing.  Significant acquisitions would likely require financing under our revolving credit facility.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses and a purchase of non-controlling interest that occurred in 2013 through 2015. For those acquisitions, we entered into several notes payables aggregating $3.1 million. Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At June 30, 2015, the balance on these notes payable was $1.9 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2015, we have accrued $1.9 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in 2015.  Of this $1.9 million, $710,000 relates to a limited partnership in which we own a majority interest, which is in the process of resolving an investigation by the U.S. Department of Justice into certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic.  It is expected that a settlement agreement will be entered into which will conclude the government’s review into whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program. The issue at the clinic related to a Medicare regulation, unique to a private practice setting, that requires a different level of supervision for a claim to qualify for payment when the services are performed by a licensed physical therapist assistant.  The Medicare supervision requirements go beyond what is required under the state licensing law, the physical therapist assistant scope of practice, and professional standards of care.  The limited partnership  has tentatively agreed to pay $710,000 to resolve the matter. The settlement expense was estimated and accrued for in 2012. We, along with the limited partnership, have cooperated fully in the government review and the Company conducted its own internal audit of all of the Medicare claims submitted by that clinic during the relevant period in order to assist the government in determining the appropriate dollar amount that should be refunded. As is customary at the conclusion of such government investigations, it is anticipated that the limited partnership and the Company will enter into a Corporate Integrity Agreement (CIA) that will be incorporated into the Company’s existing comprehensive compliance program.

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

There is no expiration date for the share repurchase program. As of June 30, 2015, there are currently an additional estimated 273,900 shares (based on the closing price of $54.76 on June 30, 2015)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2015.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	business and regulatory conditions including federal and state regulations;

•	governmental and other third party payor investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	transition to ICD - 10 coding system;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See Risk Factors in Item 1A of our Annual Report on Form 10-K.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as (the “Exchange Act”). These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	transition to ICD - 10 coding system;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical and occupational therapists;
•	personnel productivity;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At June 30, 2015, $41.0 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at June 30, 2015, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $410,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 6, 2015	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith