Form 10-Q
period 2015-09-30
U S PHYSICAL THERAPY INC /NV
filed 2015-11-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 1-11151
________________

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
________________

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1300 WEST SAM HOUSTON PARKWAY SOUTH,
SUITE 300, HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE	(ZIP CODE)
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

As of November 5, 2015, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,421,137.

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,558	$14,271
Patient accounts receivable, less allowance for doubtful accounts of $1,556 and $1,669, respectively	35,106	32,891
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	1,939	1,503
Other current assets	6,058	6,186
Total current assets	63,661	54,851
Fixed assets:
Furniture and equipment	44,157	42,003
Leasehold improvements	25,006	22,806
	69,163	64,809
Less accumulated depreciation and amortization	52,501	49,045
	16,662	15,764
Goodwill	170,849	147,914
Other intangible assets, net	23,798	24,907
Other assets	1,175	1,115
	$276,145	$244,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$1,662	$1,782
Accrued expenses	18,287	22,839
Current portion of notes payable	1,412	883
Total current liabilities	21,361	25,504
Notes payable	1,679	234
Revolving line of credit	46,000	34,500
Deferred rent	1,192	991
Other long-term liabilities	10,769	8,732
Total liabilities	81,001	69,961
Commitments and contingencies
Redeemable non-controlling interests	9,024	7,376
Shareholders' equity:
U. S. Physical Therapy, Inc. shareholders' equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value, 20,000,000 shares authorized, 14,635,874 and 14,487,346 shares issued, respectively	146	145
Additional paid-in capital	45,536	43,577
Retained earnings	144,888	134,186
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders' equity	158,942	146,280
Non-controlling interests	27,178	20,934
Total equity	186,120	167,214
	$276,145	$244,551

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net patient revenues	$82,154	$76,184	$239,412	$221,051
Other revenues	1,895	1,532	5,166	4,633
Net revenues	84,049	77,716	244,578	225,684
Clinic operating costs:
Salaries and related costs	46,594	41,802	134,044	119,853
Rent, clinic supplies, contract labor and other	17,428	16,117	50,434	45,538
Provision for doubtful accounts	1,067	1,090	3,119	3,094
Closure costs	88	(39)	125	(28)
Total clinic operating costs	65,177	58,970	187,722	168,457
Gross margin	18,872	18,746	56,856	57,227
Corporate office costs	6,923	7,468	22,173	22,214
Operating income	11,949	11,278	34,683	35,013
Interest and other income, net	24	2	48	3
Interest expense	(255)	(237)	(765)	(822)
Income before taxes	11,718	11,043	33,966	34,194
Provision for income taxes	3,654	3,625	10,634	11,033
Net income including non-controlling interests	8,064	7,418	23,332	23,161
Less: net income attributable to non-controlling interests	(2,246)	(2,202)	(7,044)	(7,285)
Net income attributable to common shareholders	$5,818	$5,216	$16,288	$15,876
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.47	$0.43	$1.32	$1.30
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.03)	(0.09)
Basic	$0.47	$0.43	$1.29	$1.21

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.47	$0.43	$1.32	$1.30
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.03)	(0.09)
Diluted	$0.47	$0.43	$1.29	$1.21
Shares used in computation:
Basic	12,421	12,244	12,382	12,201
Diluted	12,421	12,247	12,382	12,208

Dividends declared per common share	$0.15	$0.12	$0.45	$0.36

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income including non-controlling interests	$23,332	$23,161
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	5,656	4,682
Provision for doubtful accounts	3,119	3,094
Equity-based awards compensation expense	3,368	2,456
Loss on sale or abandonment of assets, net	3	20
Excess tax benefit from shared-based compensation	(816)	(526)
Deferred income tax	3,181	3,888
Write-off of goodwill - closed clinics	180
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,148)	(4,952)
Increase in accounts receivable - other	(145)	(62)
Increase in other assets	(1,485)	(1,803)
(Decrease) in accounts payable and accrued expenses	(3,766)	(1,739)
Increase in other Long term liabilities	380	607
Net cash provided by operating activities	28,859	28,826
INVESTING ACTIVITIES
Purchase of fixed assets	(4,690)	(3,912)
Purchase of businesses, net of cash acquired	(14,434)	(12,240)
Acquisitions of non-controlling interests (including redeemable non-controlling interests)	(2,802)	(4,998)
Proceeds on sale of fixed assets, net	71	43
Net cash used in investing activities	(21,855)	(21,107)
FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(6,836)	(7,067)
Cash dividends to shareholders	(5,586)	(4,399)
Proceeds from revolving line of credit	75,000	112,300
Payments on revolving line of credit	(63,500)	(105,800)
Payment of notes payable	(616)	(575)
Tax benefit from share-based compensation	816	526
Other	5	222
Net cash provided by financing activities	(717)	(4,793)
Net increase in cash and cash equivalents	6,287	2,926
Cash and cash equivalents - beginning of period	14,271	12,898
Cash - end of period	$20,558	$15,824
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,659	$7,920
Interest	$616	$857
Non-cash investing and financing transactions during the period:
Purchase of non-controlling interest	$1,240	$-
Purchase of business - seller financing portion	$1,350	$400
Revaluation of redeemable non-controlling interests	$627	$1,841

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2014	14,487	$145	$43,577	$134,186	(2,215)	$(31,628)	$146,280	$20,934	$167,214
Issuance of restricted stock	148	-	-	-	-	-		-	-
Compensation expense - restricted stock	-	-	3,368	-	-	-	3,368	-	3,368
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	446	-	-	-	446	-	446
Proceeds from exercise of stock options	1	1	4				5	-	5
Purchase of businesses	-	-	-	-	-	-		8,807	8,807
Excess tax benefit from shared-based compensation	-	-	816	-	-	-	816	-	816
Revaluation of redeemable non-controlling interets	-	-	(376)	-	-	-	(376)	-	(376)
Reclass to redeemable non-controlling interets	-	-	-	-	-	-	-	(2,681)	(2,681)
Acquisition of non-controlling interests	-	-	(2,299)	-	-	-	(2,299)	(250)	(2,549)
Dividends paid to shareholders	-	-	-	(5,586)	-	-	(5,586)	-	(5,586)
Distributions to non-controlling interest partners	-	-	-	-	-	-		(6,186)	(6,186)
Net income	-	-	-	16,288	-	-	16,288	6,554	22,842
Balance September 30, 2015	14,636	$146	$45,536	$144,888	(2,215)	$(31,628)	$158,942	$27,178	$186,120

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The Company continues to seek to attract physical and occupational therapists who have established relationships with patients and physicians by offering therapists a competitive salary and a share of the profits of the clinic operated by that therapist. The Company has acquired a controlling interest in a number of clinics through acquisitions and has developed satellite clinic facilities of existing clinics, with the result that many Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location.

During the first nine months of 2015 and the year ended 2014, the Company acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
Jan 2015 Acquisition	Jan 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition, to the clinic groups noted in the table above, during 2015, the Company acquired one clinic which operates as a newly-formed partnership, and during 2014, the Company acquired four individual clinics in separate transactions which operate under existing partnerships.

As of September 30, 2015, the Company operated 506 clinics in 42 states.

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

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.  As of September 30, 2015, there are six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2015, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2015 did not result in any goodwill amounts that were deemed impaired. During the nine months ended September 30, 2015, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner.  At September 30, 2015, the redeemable non-controlling interests reflect the book value of the respective non-controlling interests in which the Company has not determined that it is probable the redemption rights will be exercised.  The redeemable non-controlling interest will be adjusted to the fair value in the reporting period which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter. The adjustments are charged to additional paid-in capital and are not reflected in the statement of net income.  Although the adjustments are not reflected in the statement of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and September 30, 2015 a 0% payment update is applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase is applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease will be applied to the fee schedule payment rates; for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. During 2014, the annual Limit on outpatient therapy services was $1,920 for Physical and Speech Language Pathology Services combined and $1,920 for Occupational Therapy Services. Since January 1, 2015, the annual Limit on outpatient therapy services is $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. For 2016, the annual Limit on outpatient therapy services will be $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. The MACRA Act extended the application of the Therapy Caps through December 31, 2017. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors apply to exception requests for which CMS did not conduct a medical review by July 15, 2015.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements for such services by both insurance companies and government sponsored healthcare programs. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow it to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing systems may not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the difference between net revenues and corresponding cash collections has historically reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis shows a less than 1% difference between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2015.

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

The Company recognizes accrued interest expense and penalties associated with unrecognized tax benefits as income tax expense. The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months and nine months ended September 30, 2015 and 2014.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2015.

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

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$5,818	$5,216	$16,288	$15,876
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(376)	(1,086)
	$5,818	$5,216	$15,912	$14,790
Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	0.47	$0.43	$1.32	$1.30
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.03)	(0.09)
	$0.47	$0.43	$1.29	$1.21

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.47	$0.43	$1.32	$1.30
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	(0.03)	(0.09)
	$0.47	$0.43	$1.29	$1.21

Shares used in computation:
Basic earnings per share - weighted-average shares	12,421	12,244	12,382	12,201
Effect of dilutive securities - stock options shares	-	3	-	7
	12,421	12,247	12,382	12,208

The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter based upon future determinations of probability.  During the nine months ended September 30, 2015, the adjustment to the fair value amounted to $376,000, net of tax.  The adjustment was charged to additional paid-in capital and was not reflected in the statements of net income.  Although the adjustment was not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

3. ACQUISITIONS OF BUSINESSES

On August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic. The purchase price was $150,000 in cash. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

The purchase prices for the 2015 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$14,434
Seller notes	1,350
Total consideration	$15,784
Estimated fair value of net tangible assets acquired:
Total current assets	$1,401
Total non-current assets	1,207
Total liabilities	(748)
Net tangible assets acquired	$1,860
Goodwill	22,731
Fair value of non-controlling interest	(8,807)
$15,784

On April 30, 2014, the Company acquired a 70% interest in a 13-clinic physical therapy practice.  The purchase price for the 70% interest was $10.6 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. On August 1, 2014, the Company acquired 100% interest in a 3-clinic physical therapy practice. The purchase price for the 100% interest was $1.0 million in cash.   In addition, during 2014, the Company acquired four individual clinic practices for an aggregate of $595,000 in cash.

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

For the 2015 acquisitions, the purchase prices plus the fair value of the non-controlling interest was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment and prepaids and deposits) and liabilities assumed (accounts payable and accrued employee benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired (tradename, non-compete agreements and referral relationships) and the liabilities assumed. Thus, the final allocation of each purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the nine months ended September 30, 2015, the Company purchased additional interests in eight partnerships (of which one was classified as redeemable non-controlling interest). The interests in the partnerships purchased ranged from 5% to 35%.  The aggregate purchase price paid was $4.0 million of which $2.8 million was paid in cash and the Company entered into a note payable of $1.2 million.  The note is payable in two equal annual installments plus accrued interest (interest accrues at 3.25%).  The purchase prices included an aggregate of $250,000 of undistributed earnings.  The remaining $3.8 million, less future tax benefits of $1.5 million, was recognized as an adjustment to additional paid-in capital.

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

For the nine months ended September 30, 2015, the following table details the changes in the carrying amount of redeemable non-controlling interest (in thousands):

Beginning balance	$7,376
Operating results allocated to redeemable non-controlling interest partners	490
Distributions to redeemable non-controlling interest partners	(650)
Reclass of non-controlling interests	2,681
Increase due to revaluation fair value of redeemable non-controlling interest	627
Payment for purchase of interest	(1,500)
Ending balance	$9,024

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine
Months Ended
September 30, 2015
Beginning balance	$147,914
Goodwill acquired during the period	22,731
Goodwill adjustments for business acquired in 2014	384
Goodwill written off - closed clinics	(180)
Ending balance	$170,849

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Tradenames, net of accumulated amortization of $148 and $86, respectively	$14,365	$14,427
Referral relationships, net of accumulated amortization of $3,346 and $2,610, respectively	8,215	8,951
Non-compete agreements, net of accumulated amortization of $2,688 and $2,377, respectively	1,218	1,529
	$23,798	$24,907

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. Typically, the value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. However, for one acquisition, the value assigned to tradename which has a defined period of use is being amortized over the term of the six year agreement in which the Company has acquired the right to use the specific tradename. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from 4.5 to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Tradenames	$20	$-	$62	$-
Referral relationships	245	471	736	754
Non-compete agreements	104	141	311	290
Total	$369	$612	$1,109	$1,044

Based on the balance of referral relationships and non-compete agreements as of September 30, 2015, the expected amount to be amortized in 2015 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount
2015	83	2015	981	2015	415
2016	83	2016	981	2016	353
2017	84	2017	981	2017	308
2018	83	2018	935	2018	252
2019	80	2019	846	2019	183
		2020	846	2020	18
		2021	846
		2022	797
		2023	690
		2024	572
		2025	465
		2026	11

8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Salaries and related costs	$10,375	$15,400
Group health insurance claims	2,278	2,116
Credit balances and overpayments due to patients and payors	1,993	1,834
Other	3,641	3,489
Total	$18,287	$22,839

Included in credit balances and overpayments due to patients and payors is $710,000 related to a limited partnership, in which the Company owns a majority interest.  As previously disclosed, the limited partnership is in the process of resolving an investigation by the U.S. Department of Justice into certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic.  The settlement expense was estimated and accrued for in 2012.

9. NOTES PAYABLE AND CREDIT AGREEMENT

Amounts outstanding under the Credit Agreement and notes payable as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Credit Agreement average effective interest rate of 2.2% inclusive of unused fee	$46,000	$34,500
Various notes payable with $1,412 plus accrued interest due in the next year, interest accrues at 3.25% per annum	3,091	1,117
	49,091	35,617
Less current portion	(1,412)	(883)
	$47,679	$34,734

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

On September 30, 2015, $46.0 million was outstanding on the Credit Agreement resulting in $79.0 million of availability. As of September 30, 2015, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2015, the Company entered into notes payable in the aggregate amount of $1,350,000, payable in two equal annual installments totaling $325,000 plus any accrued and unpaid interest in 2016 and 2017 and an installment of $700,000 plus any accrued and unpaid interest in 2018. In addition, in conjunction with the purchase of non-controlling interests, the Company entered a note payable in September 2015 totaling $1,240,659 payable in two equal annual installments totaling $620,329 plus any accrued and unpaid interest in 2016 and 2017. Interest accrues at 3.25% per annum. In conjunction with the acquisition in 2014 and the purchase of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $466,172, each payable in two equal annual installments totaling an aggregate of $233,086 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subject to adjustment. The balance of the notes payable entered into in 2014 was $250,029 as of September 30, 2015.  The remaining balance of $250,000 relates to various notes payable due to acquisitions in 2013.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to September 30, 2015 are as follows (in thousands):

During the twelve months ended September 30, 2016	$1,412
During the twelve months ended September 30, 2017	979
During the twelve months ended September 30, 2018	700
During the twelve months ended September 30, 2019	46,000
Total	$49,091

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 334,000 shares (based on the closing price of $44.89 on September 30, 2015) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2015.

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

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2015, we operated 506 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 20 third-party facilities under management as of September 30, 2015.

During the nine months of 2015 and the year ended 2014, we acquired the following clinic groups:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2015
Jan 2015 Acquisition	Jan 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

On August 31, 2015, we acquired a 60% interest in a single physical therapy clinic. The purchase price was $150,000 in cash. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

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

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Number of clinics, at the end of period	506	489	506	489
Working days	64	64	191	191
Average visits per day per clinic	24.3	23.0	23.9	22.6
Total patient visits	782,140	719,271	2,271,862	2,081,907
Net patient revenue per visit	$105.04	$105.92	$105.38	$106.18

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net revenues increased to $84.0 million for the three months ended September 30, 2015 (“2015 Third Quarter”) from $77.7 million for the three months ended September 30, 2014 (“2014 Third Quarter”) primarily due to an increase in visits of 62,800 from 719,300 for the 2014 Third Quarter to 782,100 for the 2015 Third Quarter offset by a decrease in the average net patient revenue per visit for the 2015 Third Quarter to $105.04 from $105.92 in the 2014 Third Quarter.

Net income attributable to our common shareholders prior to revaluation of redeemable non-controlling interests, net of tax, (“operating results”), for the 2015 Third Quarter was $5.8 million versus $5.2 million for the 2014 Third Quarter. Diluted earnings per share from operating results were $0.47 for the 2015 period and $0.43 for the comparable 2014 period. Total diluted shares were 12.4 million for the 2015 Third Quarter and 12.2 million for the 2014 Third Quarter.

Net Patient Revenues

Net patient revenues increased to $82.2 million for the 2015 Third Quarter from $76.2 million for the 2014 Third Quarter, an increase of $6.0 million, or 7.8%, due to visits of 52,700 from clinics opened and acquired between October 1, 2014 and September 30, 2015 (“New Clinics”) and an increase in visits of  10,100 from clinics opened or acquired prior to October 1, 2014 (“Mature Clinics”) offset by a decrease in the net patient revenue per visit of $0.88.

Net patient revenues related to New Clinics amounted to $5.4 million for the 2015 Third Quarter and net patient revenues for Mature Clinics increased by $0.6 million for the 2015 Third Quarter as compared to the 2014 Third Quarter.

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

Other Revenues

Other revenues increased $0.4 million in the 2015 Third Quarter to $1.9 million from $1.5 million in the 2014 Third Quarter due to the increased number of management contracts.

Clinic Operating Costs

Clinic operating costs were $65.2 million, or 77.5% of net revenues, for the 2015 Third Quarter and $59.0 million, or 75.9% of net revenues, for the 2014 Third Quarter. The increase was primarily attributable to $5.1 million in operating costs of New Clinics and by an increase in operating costs of $1.1 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $46.6 million for the 2015 Third Quarter from $41.8 million for the 2014 Third Quarter, an increase of $4.8 million. Salaries and related costs for New Clinics amounted to $3.5 million for the 2015 Third Quarter.  Salaries and related costs for Mature Clinics increased by $1.3 million for the 2015 Third Quarter as compared to the 2014 Third Quarter. Included in salaries and related costs in the 2015 quarter is $230,000 of compensation and severance costs for employee terminations as part of our previously announced cost-cutting plan. Salaries and related costs as a percentage of net revenues were 55.4% for the 2015 Third Quarter and 53.8% for the 2014 Third Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $17.4 million for the 2015 Third Quarter and $16.1 million for the 2014 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.5 million for the 2015 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.2 million in the 2015 Third Quarter compared to the 2014 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.7% for the 2015 Third Quarter and for the 2014 Third Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2015 Third Quarter and for the 2014 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for 2015 Third Quarter period and 1.4% the 2014 Third Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.2% at September 30, 2015, as compared to 4.8% at December 31, 2014. Our day’s sales outstanding were 37 days at September 30, 2015 and 39 days at December 31, 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $6.9 million for the 2015 Third Quarter and $7.5 million for the 2014 Third Quarter. The decrease of $0.6 million is primarily attributable to a reduction in accrued incentive compensation.  As a percentage of net revenues, corporate office costs were 8.2% for the 2015 Third Quarter and 9.6% for the 2014 Third Quarter.

Interest Expense

Interest expense decreased to $0.3 million in the 2015 Third Quarter compared to $0.2 million in the 2014 Third Quarter.  At September 30, 2015, $46.0 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $3.7 million for the 2015 Third Quarter and $3.6 million for the 2014 Third Quarter. During the 2015 and 2014 Third Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 38.6% and 41.0%, respectively.  The 2015 third quarter includes an adjustment of the 2015 expected annual tax rate to 39.5% from 40.0% based on an analysis of the 2015 results inclusive of non-deductible tax items.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.2 million for the 2015 Third Quarter and for the 2014 Third Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 11.9% for the 2015 Third Quarter and 11.7% for the 2014 Third Quarter.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net revenues increased to $244.6 million for the nine months ended September 30, 2015 (“2015 First Nine Months”) from $225.7 million for the nine months ended September 30, 2014 (“2014 First Nine Months”) primarily due to an increase in visits of 190,000 from 2,081,900 for the 2014 First Nine Months to 2,271,900 for the 2015 First Nine Months offset by a decrease of $0.80 in the net patient revenue per visit.

Operating results for the 2015 First Nine Months was $16.3 million versus $15.9 million for the 2014 First Nine Months. Diluted earnings per share from operating results were $1.32 for the 2015 period and $1.30 in the 2014 period. Total diluted shares were 12.4 million for the 2015 First Nine Months and 12.2 million for the 2014 First Nine Months.

Net Patient Revenues

Net patient revenues increased to $239.4 million for the 2015 First Nine Months from $221.1 million for the 2014 First Nine Months, an increase of $18.3 million due to an increase in visits of 102,400 from New Clinics and an increase in visits of 87,600 from Mature Clinics offset by a decrease in the average net revenue per visit for the current period of $0.80 from $106.18 for the 2014 period to $105.38 for the 2015 period.

Net patient revenues related to New Clinics amounted to $10.3 million for the 2015 First Nine Months and net patient revenues for Mature Clinics increased by $8.1 million for the 2015 First Nine Months as compared to the 2014 First Nine Months primarily due to the April 2014 Acquisition having a full nine months of revenue in 2015 and only five months in 2014.

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

Other Revenues

Other revenues increased $0.5 million in the 2015 First Nine Months to $5.2 million from $4.6 million in the 2014 First Nine Months due to the increased number of management contracts.

Clinic Operating Costs

Clinic operating costs were $187.7 million, or 76.8% of net revenues, for the 2015 First Nine Months and $168.5 million, or 74.6% of net revenues, for the 2014 First Nine Months. The increase was primarily attributable to $9.6 million in operating costs of New Clinics and an increase in operating costs of $9.6 million for Mature Clinics primarily due to clinics opened or acquired in the first nine month of 2014 having a full nine months of expenses in 2015.  Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $134.0 million for the 2015 First Nine Months from $119.9 million for the 2014 First Nine Months, an increase of $14.1 million. Salaries and related costs for New Clinics amounted to $6.7 million for the 2015 First Nine Months. Salaries and related costs for Mature Clinics increased by $7.4 million for the 2015 First Nine Months as compared to the 2014 First Nine Months. Included in salaries and related costs in the 2015 period is $230,000 of compensation and severance costs for employee terminations as part of our previously announced cost-cutting plan. Salaries and related costs as a percentage of net revenues were 54.8% for the 2015 First Nine Months and 53.1% for the 2014 First Nine Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $50.4 million for the 2015 First Nine Months and $45.5 million for the 2014 First Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.8 million for the 2015 First Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $2.1 million in the 2015 First Nine Months compared to the 2014 First Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.6% for the 2015 First Nine Months and 20.2% for the 2014 First Nine Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.1 million for both the 2015 First Nine Months and the 2014 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for the 2015 First Nine Months and 1.4% for the 2014 First Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.2% at September 30, 2015, as compared to 4.8% at December 31, 2014. Our days sales outstanding was 37 days at September 30, 2015 and 39 days at December 31, 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $22.2 million for both the 2015 First Nine Months and the 2014 First Nine Months. As a percentage of net revenues, corporate office costs were 9.1% for the 2015 First Nine Months and 9.8% for 2014 First Nine Months.

Interest Expense

Interest expense was the same $0.8 million in both the 2015 First Nine Months and in the 2014 First Nine Months. At September 30, 2015, $46.0 million was outstanding under our revolving credit agreement.

Provision for Income Taxes

The provision for income taxes was $10.6 million for the 2015 First Nine Months and $11.0 million for the 2014 First Nine Months. During the 2015 and 2014 First Nine Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.5% and 41%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $7.0 million for the 2015 First Nine Months and $7.3 million for the 2014 First Nine Months or as a percentage of operating income before corporate office costs was 12.4% for the 2015 First Nine Months and 12.7% for the 2014 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2015 and December 31, 2014, we had $20.6 million and $14.3 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least September 2016. The amount outstanding under our revolving credit facility was $46.0 million at September 30, 2015 compared to $34.5 million at December 31, 2014.  At September 30, 2015 we had $79.0 million available under our revolving credit facility. Significant acquisitions would likely require financing under our revolving credit facility.

During the nine months ended September 30, 2015, $28.9 million was provided by operations and $11.5 million was drawn on our revolving credit agreement. The major uses of cash included: purchases of businesses ($14.4 million), distributions to non-controlling interest partners ($6.8 million), payments of cash dividends to our shareholders ($5.6 million), purchases of fixed assets ($4.7 million), purchases of non-controlling interests ($2.8 million) and payments on our notes payable ($0.6 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018 (“Credit Agreement”). The Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.2% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Credit Agreement.  On September 30, 2015, we were in compliance with all of the covenants thereunder.

On August 31, 2015, we acquired a 60% interest in a single physical therapy clinic. The purchase price was $150,000 in cash. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017.

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

We generally enter into various notes payable as a means of financing our acquisitions and purchases of non-controlling interests. Our present outstanding notes payable relate to certain of the acquisitions of businesses and a purchase of non-controlling interest that occurred in 2013 through 2015. For those acquisitions, we entered into several notes payables aggregating $3.1 million. Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.  At September 30, 2015, the balance on these notes payable was $3.1 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of September 30, 2015, we have accrued $2.0 million related to credit balances and overpayments due to patients and payors.  This amount is expected to be paid in the next 12 months.  Of this $2.0 million, $710,000 relates to a limited partnership in which we own a majority interest, which is in the process of resolving an investigation by the U.S. Department of Justice into certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic.  It is expected that a settlement agreement will be entered into which will conclude the government’s review into whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program. The issue at the clinic related to a Medicare regulation, unique to a private practice setting, that requires a different level of supervision for a claim to qualify for payment when the services are performed by a licensed physical therapist assistant.  The Medicare supervision requirements go beyond what is required under the state licensing law, the physical therapist assistant scope of practice, and professional standards of care.  The limited partnership has tentatively agreed to pay $710,000 to resolve the matter. The settlement expense was estimated and accrued for in 2012. We, along with the limited partnership, have cooperated fully in the government review and the Company conducted its own internal audit of all of the Medicare claims submitted by that clinic during the relevant period in order to assist the government in determining the appropriate dollar amount that should be refunded. As is customary at the conclusion of such government investigations, it is anticipated that the limited partnership and the Company will enter into a Corporate Integrity Agreement (CIA) that will be incorporated into the Company’s existing comprehensive compliance program.

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

There is no expiration date for the share repurchase program. As of September 30, 2015, there are currently an additional estimated 334,000 shares (based on the closing price of $44.89 on September 30, 2015)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2015.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

·	changes as the result of government enacted national healthcare reform;
·	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
·	business and regulatory conditions including federal and state regulations;
·	governmental and other third party payor investigations and audits;
·	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
·	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
·	transition to ICD - 10 coding system;
·	revenue and earnings expectations;
·	general economic conditions;
·	availability and cost of qualified physical therapists;
·	personnel productivity;
·	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
·	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
·	maintaining adequate internal controls;
·	availability, terms, and use of capital; and
·	weather and other seasonal factors.

See Risk Factors in Item 1A of our Annual Report on Form 10-K.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as (the “Exchange Act”). These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

·	changes as the result of government enacted national healthcare reform;
·	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
·	business and regulatory conditions including federal and state regulations;
·	governmental and other third party payor investigations and audits;
·	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
·	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
·	transition to ICD - 10 coding system;
·	revenue and earnings expectations;
·	general economic conditions;
·	availability and cost of qualified physical and occupational therapists;
·	personnel productivity;
·	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
·	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
·	maintaining adequate internal controls;
·	availability, terms, and use of capital; and
·	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Credit Agreement. The interest on our Credit Agreement is based on a variable rate. At September 30, 2015, $46.0 million was outstanding under our Credit Agreement. Based on the balance of the Credit Agreement at September 30, 2015, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $460,000.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: November 5, 2015	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N. A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith