Form 10-K
period 2015-12-31
U S PHYSICAL THERAPY INC /NV
filed 2016-03-04
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2015 was $467,032,000 based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 4, 2016, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,498,126.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders	PART III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	possible legal actions; which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

PART I

ITEM 1.   BUSINESS.

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 49% through 94% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop outpatient physical therapy clinics and to acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2015, we operated 508 clinics in 42 states. The average age of the 508 clinics in operation at December 31, 2015 was 9.4 years. There were 359 clinics operated under Clinic Partnerships and the remaining clinics were operated as Wholly-Owned Facilities or through management arrangements. Of the 508 clinics, we developed 311 and acquired an interest in 197. Our highest concentration of clinics are in the following states: Tennessee, Texas, Michigan, Virginia, Washington, Maryland, Georgia, Pennsylvania and Wisconsin. In addition to our 508 clinics, at December 31, 2015, we also managed 21 physical therapy practices for unrelated physician groups and hospitals.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

	2013
February 2013 Acquisition	February 28	72%	9
April 2013 Acquisition	April 30	50%	5
May 2013 Acquistion	May 24	80%	5
December 9, 2013 Acquisition	December 9	60%	12
December 13, 2013 Acquisition	December 13	90%	11

In addition to the multi-clinic acquisitions detailed above, we acquired a 60% interest in an individual clinic practice during 2015, we acquired four individual clinics in separate transactions during 2014, and we acquired three individual clinics in separate transactions during 2013.

We continue to seek to attract physical therapists who have established relationships with physicians and other referral sources by offering therapists a competitive salary and a share of the profits or an ownership interest in the clinic operated by that therapist. In addition, we have developed satellite clinic facilities of existing clinics, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2016, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

We were re-incorporated in April 1992 under the laws of the State of Nevada and have operating subsidiaries organized in various states in the form of limited partnerships, limited liability companies and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained in Item 8 in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Our telephone number is (713) 297-7000. Our website is www.usph.com.

OUR CLINICS

Most of our clinics are operated by Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2015, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

For our Clinic Partnership agreements related to those that we acquired a majority interest, generally, the prior management continues to own a 10% to 50% interest. For our Clinic Partnership agreements related to our developed clinics, the therapist partner typically begins with a 20% interest in their Clinic Partnership earnings which increases by 3% at the end of each year thereafter up to a maximum interest of 35%.

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into an employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right, but not the obligation, to purchase the therapist’s partnership interest in Clinic Partnerships. In connection with most of our acquired clinics, in the event that a limited minority partner’s employment ceases at any time after three or four years from the acquisition date, as applicable, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

Each Clinic Partnership maintains an independent local identity, while at the same time enjoying the benefits of national purchasing, negotiated third-party payor contracts, centralized support services and management practices. Under a management agreement, one of our subsidiaries provides a variety of support services to each clinic, including supervision of site selection, construction, clinic design and equipment selection, establishment of accounting systems and billing procedures and training of office support personnel, processing of accounts payable, operational direction, auditing of regulatory compliance, payroll, benefits administration, accounting services, legal services, quality assurance and marketing support.

Our typical clinic occupies approximately 1,500 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics.

Typical minimum staff at a clinic consists of a licensed physical therapist and an office manager. As patient visits grow, staffing may also include additional physical therapists, occupational therapists, therapy assistants, aides, exercise physiologists, athletic trainers and office personnel. Therapy services are performed under the supervision of a licensed therapist.

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

Aging Population. In general, the elderly population has a greater incidence of disability compared to the population as a whole. As this segment of the population continues to grow, we believe that demand for rehabilitation services will expand.

MARKETING

We focus our marketing efforts primarily on physicians, including orthopedic surgeons, neurosurgeons, physiatrists, internal medicine physicians, podiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing relationships with health maintenance organizations, preferred provider organizations, industry, case managers and insurance companies.

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

The following table shows our payor mix for the years ended:

	December 31, 2015		December 31, 2014		December 31, 2013
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Program	$73,554	22.7%	$67,139	22.5%	$58,680	22.8%
Commercial Health Insurance	91,845	28.3%	87,890	29.4%	79,148	30.6%
Medicare/Medicaid	79,321	24.5%	69,857	23.4%	60,697	23.5%
Workers’ Compensation Insurance	60,087	18.5%	57,643	19.3%	45,221	17.5%
Other	19,485	6.0%	16,480	5.4%	14,537	5.6%
Total	$324,292	100.0%	$299,009	100.0%	$258,283	100.0%

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

During the year ended December 31, 2015, approximately 26.6% of our visits and 22.6% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update was applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease is being applied to the fee schedule payment rates, and for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2015, the annual Limit on outpatient therapy services was $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. For 2016, the annual Limit on outpatient therapy services is $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors have applied to exception requests for which CMS did not conduct a medical review by July 15, 2015.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applies to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge; CMS has rejected claims if the required data is not included in the claim.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

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

Regulations Controlling Fraud and Abuse. Various federal and state laws regulate financial relationships involving providers of healthcare services. These laws include Section 1128B(b) of the Social Security Act (42 U.S. C. § 1320a-7b[b]) (the “Fraud and Abuse Law”), under which civil and criminal penalties can be imposed upon persons who, among other things, offer, solicit, pay or receive remuneration in return for (i) the referral of patients for the rendering of any item or service for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid); or (ii) purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, ordering any good, facility, service, or item for which payment may be made, in whole or in part, by a Federal health care program (including Medicare and Medicaid). We believe that our business procedures and business arrangements are in compliance with these provisions. However, the provisions are broadly written and the full extent of their specific application to specific facts and arrangements to which we are a party is uncertain and difficult to predict. In addition, several states have enacted state laws similar to the Fraud and Abuse Law, which may be more restrictive than the federal Fraud and Abuse Law.

The Office of the Inspector General (“OIG”) of HHS has issued regulations describing compensation financial arrangements that fall within a “Safe Harbor” and, therefore, are not viewed as illegal remuneration under the Fraud and Abuse Law. Failure to fall within a Safe Harbor does not mean that the Fraud and Abuse Law has been violated; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny under a “facts and circumstances” test.

The OIG also has issued special fraud alerts and special advisory bulletins to remind the provider community of the importance and application of certain aspects of the Fraud and Abuse Law. One of the OIG special fraud alerts related to the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG’s stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. We rent clinic space for a few of our clinics from referring physicians and have taken the steps that we believe are necessary to ensure that all leases comply to the extent possible and applicable with the space rental Safe Harbor to the Fraud and Abuse Law.

One of the OIG’s special advisory bulletins addressed certain complex contractual arrangements for the provision of items and services. This special advisory bulletin identified several characteristics commonly exhibited by suspect arrangements, the existence of one or more of which could indicate a prohibited arrangement to the OIG. Generally, the indicia of a suspect contractual joint venture as identified by the special advisory bulletin and an associated OIG advisory opinion include the following:

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

Due to the nature of our business operations, many of our management service arrangements exhibit one or more of these characteristics. However, the we believe we have taken steps regarding the structure of such arrangements as necessary to sufficiently distinguish them from these suspect ventures, and to comply with the requirements of the Fraud and Abuse Law. However, if the OIG believes we have entered into a prohibited contractual joint venture, it could have an adverse effect on our business, financial condition and results of operations.

Although the business of managing physician-owned physical therapy facilities is regulated by the Fraud and Abuse Law, the manner in which we contract with such facilities often falls outside the complete scope of available Safe Harbors. We believe our arrangements comply with the Fraud and Abuse Law, even though federal courts provide limited guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have an adverse effect on our business, financial condition and results of operations.

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in substantial compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA. In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private payors. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having a significant market share nationally. We believe that we are currently the fourth largest national outpatient rehabilitation provider.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. In addition, our Corporate Integrity Agreement requires annual audits to be performed by an independent review organization on a small sample of our clinics, the results of which are reported to the federal government. See “-Compliance Program – Corporate Integrity Agreement”. Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in: refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; expansion of the scope of our Corporate Integrity Agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor network; or damage to our reputation.

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

COMPLIANCE PROGRAM

Our Compliance Program. Our ongoing success depends upon our reputation for quality service and ethical business practices. We operate in a highly regulated environment with many federal, state and local laws and regulations. We take a proactive interest in understanding and complying with the laws and regulations that apply to our business.

Our Board of Directors (the “Board”) has adopted a Code of Business Conduct and Ethics and a set of Corporate Governance Guidelines to clarify the ethical standards under which the Board and management carry out their duties. In addition, the Board has created a Compliance Committee of the Board (“Compliance Committee”) whose purpose is to assist the Board in discharging their oversight responsibilities with respect to compliance with federal and state laws and regulations relating to healthcare.

We have issued an Ethics and Compliance Manual and created compliance training materials, hand-outs and an on-line testing program. These tools were prepared to ensure that every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Chief Compliance Officer (“CO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by management, counsel or the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

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

We also have an Internal Compliance Committee, which is comprised of Company leaders in the areas of operations, clinical services, finance, human resources, legal, information technology and credentialing. The Internal Compliance Committee has the responsibility for evaluating and assessing Company areas of risk relating to compliance with federal and state healthcare laws, and generally to assist the CO. The Internal Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities. In addition, management has appointed a team to address our Company’s compliance with HIPAA. The HIPAA team consists of a security officer and employees from our legal, information systems, finance, operations, compliance, business services and human resources departments. The team prepares assessments and makes recommendations regarding operational changes and/or new systems, if needed, to comply with HIPAA.

Each clinic certified as a Medicare Rehabilitation Agency has a formally appointed governing body composed of a member of our management and the director/administrator of the clinic. The governing body retains legal responsibility for the overall conduct of the clinic. The members confer regularly and discuss, among other issues, clinic compliance with applicable laws and regulations. In addition, there are Professional Advisory Committees which serve as Infection Control Committees. These committees meet in the facilities and function as advisors.

We have in place a Risk Management Committee consisting of, among others, the CO, our General Counsel. other legal and compliance department personnel and the Corporate Vice President of Administration. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

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

Educating Our Employees. We utilize numerous methods to train our employees in compliance related issues. The directors/administrators of each clinic are responsible for conducting the initial training sessions on compliance with existing employees. Training is based on our Ethics and Compliance Manual, inclusive of HIPAA information, and our compliance training materials. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and conducts frequent teleconference meetings, webinars and training sessions on a variety of compliance related topics.

When a clinic opens, the Company provides a package of compliance materials containing manuals and detailed instructions for meeting Medicare Conditions of Participation Standards and other compliance requirements. During follow up training with the director/administrator of the clinic, compliance department staff explain various details regarding requirements and compliance standards. Compliance staff will remain in contact with the director/administrator while the clinic is implementing compliance standards and will provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance, including guidance to the clinic staff with regard to Medicare certifications, state survey requirements and responses to any inquiries from regulatory agencies.

Monitoring and Auditing Clinic Operational Compliance. We have in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Most clinics are audited at least once every 24 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is given to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits typically are conducted on site and include interviews with the employees involved in management, operations, billing and accounts receivable.

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

Corporate Integrity Agreement. The Company also performs certain additional compliance related functions pursuant to the Corporate Integrity Agreement (“Corporate Integrity Agreement” or “CIA”) that the Company entered into with the OIG. The CIA, which became effective as of December 21, 2015, outlines certain specific requirements relating to compliance oversight and program implementation, as well as periodic reporting. In addition, pursuant to the CIA, an independent review organization annually will perform a Medicare billing and coding audit on a small group of randomly selected Company clinics. The Company’s Compliance Program has been modified so as to comply with the requirements of the CIA. The term of the CIA is five years.

The CIA was entered into as part of the settlement by one of the Company’s Subsidiaries with the U. S. Department of Justice related to certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic. The settlement resolved claims relating to whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program, including proper supervision of physical therapist assistants. The Subsidiary paid $718,000 to resolve the matter, and the Subsidiary and the Company entered into the CIA.

EMPLOYEES

At December 31, 2015, we employed approximately 3,400 people, of which 2,400 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

The Company’s CIA imposes certain compliance related functions and reporting obligations on the Company. In addition, the CIA requires the Company to engage an independent review organization to conduct annual audits of randomly selected Company clinics in order to review compliance with federal requirements relating to the proper billing and coding for claims. While our facilities intend to comply with the federal requirements for properly coding and billing claims for reimbursement, there can be no assurance that these audits will determine that all applicable requirements are fully met at the clinics that are reviewed. In addition, a failure to fully comply with the requirements of the CIA may subject the Company to the assessment of fines and penalties, or exclusion from participation in the Medicare program. These consequences could have an adverse effect on our Company.

Decreases in Medicare reimbursement rates, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services will adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through

September 30, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update was applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease is being applied to the fee schedule payment rates, and for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2015, the annual Limit on outpatient therapy services was $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. For 2016, the annual Limit on outpatient therapy services is $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors have applied to exception requests for which CMS did not conduct a medical review by July 15, 2015.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge; CMS has rejected claims if the required data is not included in the claim.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect our business, financial condition and results of operations.

Revenue we receive from Medicare and Medicaid is subject to potential retroactive reduction.

Payments we receive from Medicare and Medicaid can be retroactively adjusted after examination during the claims settlement process or as a result of post-payment audits. Payors may disallow our requests for reimbursement, or recoup amounts previously reimbursed, based on determinations by the payors or their third-party audit contractors that certain costs are not reimbursable because either adequate or additional documentation was not provided or because certain services were not covered or deemed to not be medically necessary. Significant adjustments, recoupments or repayments of our Medicare or Medicaid revenue, and the costs associated with complying with investigative audits by regulatory and governmental authorities, could adversely affect our financial condition and results of operations.

Additionally, from time to time we become aware, either based on information provided by third parties and/or the results of internal audits, of payments from payor sources that were either wholly or partially in excess of the amount that we should have been paid for the service provided. Overpayments may result from a variety of factors, including insufficient documentation supporting the services rendered or medical necessity of the services or other failures to document the satisfaction of the necessary conditions of payment. We are required by law in most instances to refund the full amount of the overpayment after becoming aware of it, and failure to do so within requisite time limits imposed by the law could lead to significant fines and penalties being imposed on us. Furthermore, our initial billing of and payments for services that are unsupported by the requisite documentation and satisfaction of any other conditions of payment, regardless of our awareness of the failure at the time of the billing or payment, could expose us to significant fines and penalties. We, and/or certain of our operating companies, could also be subject to exclusion from participation in the Medicare or Medicaid programs in some circumstances as well, in addition to any monetary or other fines, penalties or sanctions that we may incur under applicable federal and/or state law. Our repayment of any such amounts, as well as any fines, penalties or other sanctions that we may incur, could be significant and could have a material and adverse effect on our results of operations and financial condition.

From time to time we are also involved in various external governmental investigations, audits and reviews. Reviews, audits and investigations of this sort can lead to government actions, which can result in the assessment of damages, civil or criminal fines or penalties, or other sanctions, including restrictions or changes in the way we conduct business, loss of licensure or exclusion from participation in government programs. Failure to comply with applicable laws, regulations and rules could have a material and adverse effect on our results of operations and financial condition. Furthermore, becoming subject to these governmental investigations, audits and reviews can also require us to incur significant legal and document production expenses as we cooperate with the government authorities, regardless of whether the particular investigation, audit or review leads to the identification of underlying issues.

As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews have increased as a result of government cost-containment initiatives. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

For a further description of this and other laws and regulations involving governmental reimbursements, see “Business—Sources of Revenue” and “—Regulation and Healthcare Reform” in Item 1.

If we fail to accurately report using the new ICD-10 coding system, our operations could be adversely affected.

Since October 1, 2015, Health plans and providers are required to report billing codes for third party claims using the new ICD-10 coding system, which greatly expanded the number and detail of billing codes used for third-party claims. It is possible that we could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2015, approximately 75.5% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 24.5% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business—Sources of Revenue” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;
•	state or federal agencies imposing fines, penalties and other sanctions on us;
•	temporary suspension of payment for new patients to the facility or agency;
•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;
•	expansion of the scope of our Corporate Integrity Agreement;
•	damage to our reputation;
•	the revocation of a facility’s or agency’s license; and
•	loss of certain rights under, or termination of, our contracts with managed care payors.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results.

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

HIPAA required the HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in 2000 and published revisions to the final regulations in 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

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

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information, which is subject to HIPAA and HITECH. We maintain our information technology systems with safeguards protecting against cyber-attacks, including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our information technology business systems resulting in a material adverse effect on our business, financial condition, and results of operations or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We produce our consolidated financial statements in accordance with the requirements of accounting principles generally accepted in the United States of America. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting.

Testing and maintaining our internal control over financial reporting can be expensive and divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able or willing to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

Issuance of shares in connection with financing transactions or under stock incentive plans will dilute current stockholders.

Pursuant to our stock incentive plans, our Compensation Committee of the Board, consisting solely of independent directors, is authorized to grant stock awards to our employees, directors and consultants. Shareholders will incur dilution upon the exercise of any outstanding stock awards or the grant of any restricted stock. In addition, if we raise additional funds by issuing additional common stock, or securities convertible into or exchangeable or exercisable for common stock, further dilution to our existing stockholders will result, and new investors could have rights superior to existing stockholders.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

At December 31, 2015, we had reserved approximately 349,000 shares for future equity grants. These shares of common stock are registered for sale or resale on currently effective registration statements and have been approved by stockholders. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 4, 2016, there were __ holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2015		2014
Quarter	High	Low	High	Low
First	$50.79	$38.17	$37.25	$30.16
Second	55.22	43.13	35.23	29.56
Third	56.37	42.59	37.19	33.21
Fourth	55.75	43.18	44.00	34.00

During 2015, we paid a regular quarterly dividend of $0.15 per share totaling $0.60 per share, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2015 of approximately $7.4 million. During 2014, we paid a quarterly dividend of $0.12 per share totaling $0.48 per share for 2014, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2014 of approximately $5.9 million. In 2016, our Board of Directors declared a quarterly dividend of $.17 per share payable to shareholders of record on March 18, 2016 to be paid on April 1, 2016. We are currently restricted from paying dividends in excess of $10,000,000 in any fiscal year on our common stock under the Credit Agreement.

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

Prior to August 14, 2012, our common stock traded on the Nasdaq Global Select Market. On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2010 through December 31, 2015. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2010 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2015

INDEX
275
250
225
200
175
150
125
100
75
12/10
12/11
12/12
12/13
12/14
12/15
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/10	12/11	12/12	12/13	12/14	12/15
U. S. Physical Therapy, Inc.	100	99	139	178	212	271
NYSE Composite	100	94	106	131	136	127
NYSE Healthcare Index	100	108	122	158	184	190

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data from continuing operations should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Net revenues	$331,302	$305,074	$264,058	$249,651	$231,523
Income from continuing operations including non-controlling interests, net of tax	$31,691	$30,424	$26,003	$26,640	$26,679
Net income including non-controlling interests	$31,691	$30,424	$20,996	$26,217	$29,783
Net income attributable to common shareholders	$22,279	$20,853	$17,492	$18,212	$18,812

Basic earnings per share attributable to common shareholders:	$1.80	$1.71	$1.45	$1.54	$1.60
Diluted earnings per share attributable to common shareholders:	$1.80	$1.71	$1.45	$1.53	$1.57

Dividends declared and paid per common share	$0.60	$0.48	$0.40	$0.76	$0.32

	On December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Total assets.	$279,913	$244,551	$224,135	$171,714	$163,252
Long-term debt, less current portion	$48,335	$34,734	$40,650	$17,575	$23,784
Working capital	$41,175	$29,347	$26,488	$29,015	$29,343
Current ratio	3.17	2.15	2.14	2.78	2.80
Total long-term debt to total capitalization	0.25	0.21	0.27	0.13	0.20

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2015, we operated 508 clinics in 42 states. The average age of our clinics at December 31, 2015 was 9.4 years.

During 2015, 2014 and 2013, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquistion	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

In addition to the multi-clinic acquisitions, we acquired a 60% interest in a single clinic practice during 2015. We acquired four individual clinics in separate transactions during 2014, and we acquired three individual clinics in separate transactions during 2013.

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

The following table details the losses from discontinued operations reported for the physician services business (in thousands):

Year Ended December 31, 2013
Net revenues	$864
Operating cost	1,537
Gross margin	(673)
Direct general and administrative expenses less proceeds	1,176
Write off goodwill and other intangible assets	6,338
Loss from discontinued operations, before tax	(8,187)
Tax benefit (provision)	3,180
(Loss) income from discontinued operations	$(5,007)

In addition to our owned clinics, we also manage physical therapy facilities for third parties. As of December 31, 2015, we had 21 physician or hospital owned facilities under management.

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

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2015. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $845,000 for the year ended December 31, 2015. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2015, 2014 and 2013 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2015	2014
Gross patient accounts receivable	$84,584	$79,721
Less contractual allowances	46,909	45,161
Subtotal - accounts receivable	37,675	34,560
Less allowance for doubtful accounts	1,444	1,669
Net patient accounts receivable	$36,231	$32,891

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2015			December 31, 2014
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/Commercial Plans	$12,936	$1,381	$14,317	$11,906	$1,418	$13,324
Medicare/Medicaid	7,380	1,107	8,487	7,121	1,391	8,512
Workers Compensation*	7,945	1,144	9,089	7,160	1,136	8,296
Self-pay	2,296	1,504	3,800	1,250	1,461	2,711
Other**	1,165	817	1,982	1,171	546	1,717
Totals	$31,722	$5,953	$37,675	$28,608	$5,952	$34,560
*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business—Sources of Revenue” in Item 1.

Provision for Doubtful Accounts. We determine our provision for doubtful accounts based on the specific agings and payor classifications at each clinic. We review the accounts receivable aging and rely on prior experience with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have a large number of aged accounts generally have less favorable collection experience, and thus, require a higher allowance. Accounts that are ultimately determined to be uncollectible are written off against our bad debt provision. The amount of our aggregate provision for doubtful accounts is regularly reviewed for adequacy in light of current and historical experience.

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

We do not believe that we have any significant uncertain tax positions at December 31, 2015, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2015 and 2014.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2015 and 2014, we had six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2015, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2015, 2014 and 2013 did not result in any goodwill amounts that were deemed impaired.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2015	Year ended December 31, 2015
2014	Year ended December 31, 2014
2013	Year ended December 31, 2013
New Clinics	Clinics opened or acquired during the year ended December 31, 2015
Mature Clinics	Clinics opened or acquired prior to January 1, 2015
2014 New Clinics	Clinics opened or acquired during the year ended December 31, 2014
2014 Mature Clinics	Clinics opened or acquired prior to January 1, 2014
2013 New Clinics	Clinics opened or acquired during the year ended December 31, 2013
2013 Mature Clinics	Clinics opened or acquired prior to January 1, 2013

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2015	2014	2013
Number of clinics, at the end of period	508	489	472
Working days	255	255	255
Average visits per day per clinic	24.1	22.9	21.5
Total patient visits	3,080,166	2,818,815	2,440,590

Net patient revenue per visit	$105.28	$106.08	$105.83

RESULTS OF OPERATIONS

FISCAL YEAR 2015 COMPARED TO FISCAL 2014

•	Net revenues rose 8.6 % to $331.3 million for 2015 from $305.1 million for 2014 primarily due to increases in net patient revenues which are discussed in detail below.
•	Net income attributable to common shareholders prior to the revaluation of non-controlling interests, increased 6.8% to $22.3 million, or $1.80 per diluted share, from $20.9 million, or $1.71 per diluted share.

Net Patient Revenues

•	Net patient revenues increased to $324.3 million for 2015 from $299.0 million for 2014, an increase of $25.3 million, or 8.5%. The increase in net patient revenues of $25.3 million consisted of an increase of $15.2 million from New Clinics and $10.1 million from Mature Clinics of which $10.3 million was related to 2014 New Clinics offset by a small decrease of $0.2 million related to 2014 Mature Clinics. During 2015, we acquired four multi-clinic groups for a total of 20 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “—Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 3,080,200 for 2015 from 2,818,800 for 2014. The growth in patient visits was attributable to 150,200 visits in New Clinics primarily due to the acquisitions in 2015 and an increase of 111,200 visits for Mature Clinics primarily due to 2014 New Clinics.
•	The average net patient revenue per visit decreased to $105.28 in 2015 from $106.08 in 2014.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $0.9 million, from $6.1 million in 2014 to $7.0 million in 2015. On December 31, 2015, we managed 21 third-party physical therapy facilities versus 16 on December 31, 2014.

Clinic Operating Costs

Clinic operating costs were $252.9 million, or 76.3% of net revenues, for 2015 and $228.9 million, or 75.0% of net revenues, for 2014. The increase was attributable to $13.9 million in operating costs for New Clinics, an increase in operating costs of $8.1 million for 2014 New Clinics and an increase of $2.0 million for 2014 Mature Clinics primarily resulting from 2013 New Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $180.5 million for 2015 from $163.4 million for 2014, an increase of $17.1 million, or 10.5%. Approximately $9.9 million of the increase was attributable to New Clinics and $5.6 million of the increase was due to a higher costs at various 2014 New Clinics due to a full year of activity (see table detailing acquisition dates above under “-Executive Summary”) and higher costs of $1.6 million at 2014 Mature Clinics. Salaries and related costs as a percentage of net revenues was 54.5% for 2015 and 53.6% for 2014.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other costs increased to $68.0 million for 2015 from $61.2 million for 2014, an increase of $6.8 million, or 11.2%. For 2015, New Clinics accounted for approximately $3.8 million of the increase and 2014 New Clinics accounted for approximately $2.5 million of the increase due to a full year of activity. Rent, clinic supplies, contract labor and other costs for 2014 Mature Clinics increased $0.5 million in 2015 as compared to 2014. Rent, clinic supplies, contract labor and other costs as a percent of net revenues was 20.5% for 2015 and 20.1% for 2014.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $4.2 million for 2015 and $4.1 million for 2014. As a percentage of net patient revenues, the provision for doubtful accounts was 1.3% for 2015 and 1.4% for 2014.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 3.8% at December 31, 2015 and 4.8% at December 31, 2014. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 36 days for December 31, 2015 and 39 days for December 31, 2014. Net patient receivables in the amount of $4.4 million and $3.9 million were written-off in 2015 and 2014, respectively.

Closure Costs

For 2015 and 2014, closure costs amounted to $211,000 and $169,000, respectively.

Gross Margin

In 2015, the gross margin (net revenues less total clinic operating costs) increased by 2.9% to $78.4 million from $76.2 million in 2014. The gross margin percentage for 2015 was 23.7% as compared to 25.0% for 2014.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $31.1 million for 2015 and $30.4 million for 2014. The dollar increase is primarily due to increases in salaries, benefits and equity based compensation. Corporate office costs as a percentage of net revenues were 9.4% for 2015 and 10.0% in 2014.

Interest Expense

Interest expense remained relatively the same in 2015 and 2014. Interest expense was $1.0 million for 2015 and $1.1 million for 2014. At December 31, 2015, $44.0 million was outstanding under our Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”).

Provision for Income Taxes

The provision for income taxes was $14.7 million for 2015 and $14.3 million for 2014. We accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 39.7% for 2015 and 40.6% for 2014. The 2015 provision for taxes includes an additional $147,000 due to reconciliation of the 2014 federal and state returns to our book provision and an additional $223,000 in 2014 for the 2013 reconciliation.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $9.4 million in 2015 and $9.6 million in 2014. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 12.0% in 2015 compared to 12.6% in 2014. The reduction is attributable to the Company’s increased ownership interest in certain physical therapy partnerships.

FISCAL YEAR 2014 COMPARED TO FISCAL 2013

•	Net revenues rose 15.5 % to $305.1 million for 2014 from $264.1 million for 2013 primarily due to increases in net patient revenues which are discussed in detail below.
•	Net income from continuing operations prior to the revaluation of non-controlling interests, net of tax for 2014 increased 19.2% to $20.8 million, or $1.71 per diluted share, from $17.5 million, or $1.45 per diluted share.

Net Patient Revenues

•	Net patient revenues increased to $299.0 million for 2014 from $258.3 million for 2013, an increase of $40.7 million, or 15.8%. The increase in net patient revenues of $40.7 million consisted of an increase of $11.4 million from 2014 New Clinics and $29.3 million from 2014 Mature Clinics of which $17.9 million related to the two clinic groups acquired in December 2013. During 2014, we acquired two multi-clinic groups for a total of 16 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “—Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 2,819,000 for 2014 from 2,441,000 for 2013. The growth in patient visits was attributable to 108,000 visits in 2014 New Clinics primarily due to the acquisitions in 2014 and an increase of 270,000 visits for 2014 Mature Clinics primarily due to the two clinic groups acquired in December 2013.
•	The average net patient revenue per visit increased to $106.08 in 2014 from $105.83 in 2013.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $290,000, from $5.8 million in 2013 to $6.1 million in 2014. On December 31, 2014, we managed 16 third-party physical therapy facilities versus 18 on December 31, 2013, however our average number of management contracts was higher in 2014 versus 2013.

Clinic Operating Costs

Clinic operating costs were $228.9 million, or 75.0% of net revenues, for 2014 and $199.4 million, or 75.5% of net revenues, for 2013. The increase was attributable to $10.2 million in operating costs for 2014 New Clinics, an increase in operating costs of $18.5 million for 2013 New Clinics due to a full year of activity and an increase of $0.8 million 2013 Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $163.4 million for 2014 from $141.8 million for 2013, an increase of $21.6 million, or 15.2%. Approximately $7.3 million of the increase was attributable to 2014 New Clinics. The remaining $14.3 million of the increase was due to $12.5 million in higher costs at various 2013 New Clinics due to a full year of activity (see table detailing acquisition dates above under “—Executive Summary”) and higher costs of $1.8 million in costs at 2013 Mature Clinics. Salaries and related costs as a percentage of net revenues was 53.6% for 2014 and 53.7% for 2013.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other costs increased to $61.2 million for 2014 from $52.9 million for 2013, an increase of $8.3 million, or 15.7%. The 2014 New Clinics accounted for approximately $2.8 million of the increase and 2013 New Clinics accounted for approximately $6.0 million of the increase due to a full year of activity. Rent, clinic supplies, contract labor and other costs for 2012 Mature Clinics decreased $0.5 million in 2014 as compared to 2013. For 2013, included in the rent, clinic supplies and other costs for 2012 Mature Clinics is a pre-tax charge of $850,000 related to an estimated refund due to a payor for overpayments to a partnership clinic group over several years. Rent, clinic supplies, contract labor and other costs as a percent of net revenues was 20.1% for 2014 and 20.0% for 2013.

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

The average accounts receivable days outstanding were 39 days for both December 31, 2014 and December 31, 2013. Net patient receivables in the amount of $3.9 million and $4.4 million were written-off in 2014 and 2013, respectively.

Closure Costs

For 2014, closure costs amounted to $169,000 which included a write-off of goodwill of $135,000. In 2013, closure costs amounted to $246,000.

Gross Margin

In 2014, the gross margin increased by $11.5 million, or 17.7%, as compared to 2013. The gross margin percentage for 2014 was 25.0% as compared to 24.5% for 2013.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $30.4 million for 2014 and $25.9 million for 2013. Corporate office costs as a percentage of net revenues were 10.0% for 2014 and 9.8% in 2013. The increase is primarily due to increases in salaries, benefits and equity based compensation

Interest Expense

Interest expense increased to $1.1 million for 2014 from $538,000 for 2013 primarily due to higher average borrowings throughout the year as result of acquisitions. At December 31, 2014, $34.5 million was outstanding under our Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Credit Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2015, we had $15.8 million in cash and cash equivalents compared to $14.3 million at December 31, 2014. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2016. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015 and January 2016 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement. On December 31, 2015, $44.0 million was outstanding under our Amended Credit Agreement resulting in $81.0 million of availability, and we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $1.5 million from December 31, 2014 to December 31, 2015 was due primarily to $41.2 million provided by operations and $9.5 million net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($19.0 million), distributions to non-controlling interests ($9.6 million), payments of cash dividends to our shareholders ($7.4 million), acquisitions of non-controlling interests ($7.1 million), purchases of fixed assets ($6.3 million), and payments on notes payable ($0.9 million).

On December 31, 2015, we acquired a 59% interest in a four-clinic practice for $4.6 million in cash and $400,000 in seller notes that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note that is payable plus accrued interest in August 2016.

The purchase price for the 70% interest in the April 2014 Acquisition was $10.6 million in cash and a $400,000 seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. The purchase price for the August 2014 Acquisition was $1.0 million in cash. In addition, during 2014, we acquired three individual clinic practices for an aggregate of $595,000. The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that is payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015, which has been paid in full. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015, which has been paid in full. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that is payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015, which has been paid in full. The purchase price for the 60% interest in the December 9, 2013 Acquisition was $1.7 million in cash. The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that is payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015, which has been paid in full. The aggregate purchase price for the three individual clinics acquired in 2013 was $238,000. In four separate transactions during 2014, we purchased interests in two partnerships which were previously classified as redeemable, non-controlling interest. The interests in the partnerships purchased ranged from 10.0% to 35.0%, The aggregate of the purchase prices paid was $4.9 million, which included $3.0 million of net book value. The remaining purchase price of $1.9 million, less future tax benefits of $0.8 million, was recognized as an adjustment to additional paid-in capital. Also, in four separate transactions during 2014, we purchased partnership interests in four partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid was $0.6 million. The purchase prices paid included a net of $0.1 million of undistributed earnings. The remaining $0.5 million, less future tax benefits of $0.2 million, was recognized as an adjustment to additional paid-in capital. Through 15 separate transactions during 2013, the Company purchased partnership interests in 10 partnerships and sold interests in five partnerships. The interests in the partnerships purchased and sold ranged from less than 1% to 35%. The aggregate of the purchase prices paid was $1.9 million and the proceeds for the sales were $0.8 million, which included cash of $0.2 million and notes receivable of $0.6 million.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting CMS approval initially may not be submitted for six months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for 120 days or longer.

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2015 are summarized as follows (in thousands):

Contractual Obligation	Total	2016	2017	2018	2019	2020	Thereafter
Credit Agreement	$44,000	$—	$—	$44,000	$—	$—	$—
Notes Payable	$5,110	$775	$559	$1,930	$1,846	$—	$—
Interest Payable	$399	152	131	111	5	—	—
Employee Agreements	$41,874	27,125	12,205	1,546	998	—	—
Operating Leases	$84,229	26,799	20,896	14,872	9,216	9,329	3,117
	$175,612	$54,851	$33,791	$62,459	$12,065	$9,329	$3,117

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and non-controlling interests that occurred in 2015 and 2014. For those acquisitions, we entered into several notes payable aggregating $5.3 million. Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At December 31, 2015, the balance on these outstanding notes was $5.1 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three or four years from the acquisition date, as applicable, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest, taxes, depreciation and amortization.

As of December 31, 2015, we have accrued $1.5 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2016.

As previously disclosed in public filings, on December 22, 2015, a limited partnership, in which we own a majority interest, finalized and entered into a settlement with the U. S. Department of Justice related to certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic. The limited partnership paid $718,000 to resolve the matter. The settlement expense was estimated and accrued for in 2012. We, along with the limited partnership, cooperated fully in the government review and we conducted our own internal audit of all of the Medicare claims submitted by that clinic during the relevant period in order to assist the government in determining the appropriate dollar amount that should be refunded. As is customary at the conclusion of such government investigations, the limited partnership and the Company have entered into a Corporate Integrity Agreement (“CIA”) that will be incorporated into our existing comprehensive compliance program. See Item 1. Business – Compliance Program.

From September 2001 through December 31, 2008, the Board authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our prior credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Under the March 2009 Authorization, we have purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Amended Credit Agreement permits the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 279,433 shares (based on a closing price of $53.68 on December 31, 2015) that may be purchased shares that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during 2015 or 2014.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 16 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	possible legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;

•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2015 was the outstanding balance of seller notes of $5.1 million and an outstanding balance on our Amended Credit Agreement of $44.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $440,000 of interest expense. See Note 10 to our consolidated financial statements included in Item 8.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of net income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Physical Therapy, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas

March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 4, 2016

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,778	$14,271
Patient accounts receivable, less allowance for doubtful accounts of $1,444 and $1,669, respectively	36,231	32,891
Accounts receivable - other, less allowance for doubtful accounts of $198 and $198, respectively	2,388	1,503
Other current assets	5,785	6,186
Total current assets	60,182	54,851
Fixed assets:
Furniture and equipment	44,749	42,003
Leasehold improvements	25,160	22,806
Fixed assets, gross	69,909	64,809
Less accumulated depreciation and amortization	53,255	49,045
Fixed assets, net	16,654	15,764
Goodwill	171,547	147,914
Other identifiable intangible assets, net	30,296	24,907
Other assets	1,234	1,115
Total assets	$279,913	$244,551
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,636	$1,782
Accrued expenses	16,596	22,839
Current portion of notes payable	775	883
Total current liabilities	19,007	25,504
Notes payable	4,335	234
Revolving line of credit	44,000	34,500
Deferred rent	1,395	991
Deferred taxes and other long-term liabilities	9,223	8,732
Total liabilities	77,960	69,961
Commitments and contingencies
Redeemable non-controlling interests	8,843	7,376
Equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,635,874 and 14,487,346 shares issued, respectively	146	145
Additional paid-in capital	45,251	43,577
Retained earnings	149,016	134,186
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders’ equity	162,785	146,280
Non-controlling interests	30,325	20,934
Total equity	193,110	167,214
Total liabilities and equity	$279,913	$244,551

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except per share data)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net patient revenues	$324,293	$299,009	$258,283
Other revenues	7,009	6,065	5,775
Net revenues	331,302	305,074	264,058
Clinic operating costs:
Salaries and related costs	180,514	163,417	141,840
Rent, clinic supplies, contract labor and other	68,046	61,209	52,887
Provision for doubtful accounts	4,170	4,112	4,384
Closure costs	211	169	246
Total clinic operating costs	252,941	228,907	199,357
Gross margin	78,361	76,167	64,701
Corporate office costs	31,067	30,399	25,931
Operating income from continuing operations	47,294	45,768	38,770
Interest and other income, net	81	18	7
Interest expense	(1,031)	(1,088)	(538)
Income before taxes from continuing operations	46,344	44,698	38,239
Provision for income taxes	14,653	14,274	12,236
Net income from continuing operations including non-controlling interests	31,691	30,424	26,003
Discontinued operations, net of tax benefit of $-0-, $-0- and $3,180.	—	—	(5,007)
Net income including non-controlling interests	31,691	30,424	20,996
Less: net income attributable to non-controlling interests	(9,412)	(9,571)	(8,273)
Net income attributable to common shareholders	$22,279	$20,853	$12,723

Basic earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$1.80	$1.71	$1.45
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.03)	(0.09)	—
From continuing operations, net of tax	1.77	1.62	1.45
From discontinued operations, net of tax	—	—	(0.40)
Basic	$1.77	$1.62	$1.05
Diluted earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$1.80	$1.71	$1.45
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.03)	(0.09)	—
From continuing operations, net of tax	1.77	1.62	1.45
From discontinued operations, net of tax	—	—	(0.40)
Diluted	$1.77	$1.62	$1.05

Shares used in computation:
Basic	12,392	12,217	12,063
Diluted	12,392	12,221	12,082

Dividends declared per common share	$0.60	$0.48	$0.40
Earnings attributable to common shareholders:
From continuing operations	$22,279	$20,853	$17,492
From discontinued operations	—	—	(4,769)
Net income attributable to common shareholders	$22,279	$20,853	$12,723

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- controlling Interests	Total
	Shares	Amount			Shares	Amount
	(In thousands)
Balance December 31, 2012	14,130	$141	$37,489	$111,321	(2,215)	$(31,628)	$117,323	$17,336	$134,659
Proceeds from exercise of stock options	17	2	45	—	—	—	47	—	47
Net tax benefit from equity-based awards	—	—	695	—	—	—	695	—	695
Issuance of restricted stock	175	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	2,743	—	—	—	2,743	—	2,743
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	248	—	—	—	248	—	248
Purchase of businesses	—	—	—	—	—	—	—	10,541	10,541
Acquisitions and sales of non-controlling interests, net	—	—	(651)	—	—	—	(651)	(155)	(806)
Reclass to redeemable non-controlling interests	—	—	—	—	—	—	—	(4,104)	(4,104)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(9,164)	(9,164)
Cash dividends to shareholders	—	—	—	(4,838)	—	—	(4,838)	—	(4,838)
Net income	—	—	—	12,723	—	—	12,723	8,273	20,996
Balance December 31, 2013	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017
Proceeds from exercise of stock options	21	1	43	—	—	—	44	—	44
Net tax benefit from equity-based awards	—	—	948	—	—	—	948	—	948
Issuance of restricted stock	150	1	—	—	—	—	1	—	1
Cancellation of restricted stock		—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	3,363	—	—	—	3,363	—	3,363
Purchase of business	—	—	—	—	—	—	—	4,725	4,725
Revaluation of redeemable non controlling interets	—		(1,086)	—	—	—	(1,086)	—	(1,086)
Reclass to redeemable non-controlling interests	—	—	—	—	—	—	—	(6,375)	(6,375)
Acquisitions and sales of non-controlling interests, net	—	—	(260)	—	—	—	(260)	(63)	(323)
Cash dividends to shareholders	—	—		(5,873)	—		(5,873)	—	(5,873)
Contribution of non-controlling interest partners	—	—	—	—	—	—	—	177	177
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(9,432)	(9,432)
Net income	—	—	—	20,853	—	—	20,853	9,175	30,028
Balance December 31, 2014	14,487	$145	$43,577	$134,186	(2,215)	$(31,628)	$146,280	$20,934	$167,214
Proceeds from exercise of stock options	1	1	4	—	—	—	5	—	5
Net tax benefit from equity-based awards	—	—	947	—	—	—	947	—	947
Issuance of restricted stock	148	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	4,491	—	—	—	4,491	—	4,491
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	446	—	—	—	446	—	446
Purchase of businesses	—	—	—	—	—	—	—	12,292	12,292
Revaluation of redeemable non-controlling interets	—		(319)	—	—	—	(319)	—	(319)
Reclass to redeemable non-controlling interests	—	—	—	—	—	—	—	(2,681)	(2,681)
Acquisitions and sales of non-controlling interests, net	—	—	(3,895)	—	—	—	(3,895)	(260)	(4,155)
Cash dividends to shareholders	—	—		(7,449)	—		(7,449)	—	(7,449)
Contribution of non-controlling interest partners	—	—	—	—	—	—	—	17	17
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(8,723)	(8,723)
Net income	—	—	—	22,279	—	—	22,279	8,746	31,025
Balance December 31, 2015	14,636	$146	$45,251	$149,016	(2,215)	$(31,628)	$162,785	$30,325	$193,110

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
OPERATING ACTIVITIES
Net income including non-controlling interests	$31,691	$30,424	$20,996
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	7,952	6,740	5,562
Provision for doubtful accounts	4,170	4,112	4,384
Equity-based awards compensation expense	4,491	3,363	2,743
Loss (gain) on sale of business and fixed assets	84	35	7,335
Excess tax benefit from equity-based awards	(947)	(948)	(695)
Deferred income tax	7,001	6,275	2,369
Write-off of goodwill - closed clinics	180	135	—
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(5,519)	(5,388)	(5,389)
Increase in accounts receivable - other	(852)	341	(5)
(Increase) decrease in other assets	(1,477)	(2,493)	1,803
(Decrease) increase in accounts payable and accrued expenses	(7,013)	1,868	4,833
(Decrease) increase in other liabilities	1,482	730	859
Net cash provided by operating activities	41,243	45,194	44,795

INVESTING ACTIVITIES
Purchase of fixed assets	(6,263)	(5,167)	(4,637)
Purchase of businesses, net of cash acquired	(18,965)	(12,270)	(46,628)
Acquisitions of non-controlling interests	(7,083)	(5,490)	(1,876)
Sale of non-controlling interests	—	—	233
Proceeds on sale of business and fixed assets, net	71	47	459
Net cash used in investing activities	(32,240)	(22,880)	(52,449)

FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(9,632)	(9,913)	(9,164)
Cash dividends to shareholders	(7,449)	(5,873)	(4,838)
Proceeds from revolving line of credit	103,000	134,300	150,800
Payments on revolving line of credit	(93,500)	(139,800)	(128,200)
Principal payments on notes payable	(884)	(825)	(459)
Tax benefit from stock based awards	947	948	695
Other	22	222	47
Net cash (used in) provided by financing activities	(7,496)	(20,941)	8,881

Net increase in cash and cash equivalents	1,507	1,373	1,227
Cash and cash equivalents - beginning of period	14,271	12,898	11,671
Cash and cash equivalents - end of period	$15,778	$14,271	$12,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,779	$9,253	$4,111
Interest	$884	$1,103	$352
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,800	$400	$1,300
Acquisition of non-controlling interest - seller financing portion	$3,077	$67	$—
Revaluation of redeembale non-controlling interests	$529	$1,841	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2015 the Company owned and/or operated 508 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 21 such third-party facilities under management as of December 31, 2015.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 49% through 94% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

During the last three years, the Company completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquisition	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

In addition to the multi-clinic acquisitions, the Company acquired a 60% interest in a single clinic practice during 2015,the Company acquired four individual clinics in separate transactions during 2014, and the Company acquired three individual clinics in separate transactions during 2013.

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

Goodwill

Goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain identifiable intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2015, 2014 and 2013, there were six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2015, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2015, 2014 and 2013 did not result in any goodwill amounts that were deemed impaired.

The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulation;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information and associated fines and penalties for failure to comply;
•	possible legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical and occupational therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain operations and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchases of non-controlling interests (minority interests) and the successful integration of the operations of the acquired business;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner. At December 31, 2015, the redeemable non-controlling interests reflect the book value of the non-controlling interests for those not deemed probable that the limited partner will assert the redemption rights and the fair value of the non-controlling interest for those deemed probable. The redeemable non-controlling interests was adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter. The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income. Although, the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earning per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (“SGR”) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (“CMS”) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update was applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease is being applied to the fee schedule payment rates, and for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the “Therapy Cap” or “Limit”) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2015, the annual Limit on outpatient therapy services was $1,940 for Physical and Speech Language Pathology Services combined and $1,940 for Occupational Therapy Services. For 2016, the annual Limit on outpatient therapy services is $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors have applied to exception requests for which CMS did not conduct a medical review by July 15, 2015.

CMS adopted a multiple procedure payment reduction (“MPPR”) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (“RVU”) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge: CMS has rejected claims if the required data is not included in the claim.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2015. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2015, net revenue from Medicare accounts for $73.2 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectibility estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2015.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2015 and 2014. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

On September 13, 2013, the U.S. Treasury Department and the I.R.S. issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “Tangible Property Regulations”). The Tangible Property Regulations are generally effective for tax years beginning on or after January 1, 2014, and may be adopted in earlier years. The Company adopted the tax treatment of expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property as of January 1, 2014. Historically, the Company has treated the expenditures to improve tangible property and the capitalization of inherently facilitative costs to acquire tangible property similar for tax and book. The impact of these changes were not material to the Company's consolidated financial statements.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement (as defined in Note 10) approximates its fair value. The interest rate on the Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2015.

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

Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued changes to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. These changes became effective for the Company on January 1, 2015. The adoption of these changes did not have an immediate impact on the Consolidated Financial Statements.

In November 2015, the FASB issued changes to the balance sheet classification of deferred taxes, which the Company early adopted, on a prospective basis in 2015. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes. As such, all deferred income tax liabilities were classified in Other long-term liabilities line item on the December 31, 2015 Consolidated Balance Sheet.

Recently Issued Accounting Guidance

In September 2015, the FASB issued changes to the accounting for measurement-period adjustments related to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period, as well as revise comparative information for prior periods presented within financial statements as needed, including revising income effects, such as depreciation and amortization, as a result of changes made to the balance sheet amounts of the acquiree. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. Additionally, the changes require the acquiring entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. These changes become effective for the Company on January 1, 2016; however, early adoption is permitted. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued. No disclosure was required.

3. Acquisitions of Businesses

During 2015, 2014 and 2013, the Company completed the following multi-clinic acquisitions of physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30, 2014	70%	13
August 2014 Acquisition	August 1, 2014	100%	3

	2013
February 2013 Acquisition	February 28, 2013	72%	9
April 2013 Acquisition	April 30, 2013	50%	5
May 2013 Acquisition	May 24, 2013	80%	5
December 9, 2013 Acquisition	December 9, 2013	60%	12
December 13, 2013 Acquisition	December 13, 2013	90%	11

In addition to the multi-clinic acquisitions detailed above, the Company acquired a 60% interest in an individual clinic practice during 2015, the Company acquired four individual clinics in separate transactions during 2014 and the Company acquired three individual clinics in separate transactions during 2013.

On December 31, 2015, the Company acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, in April 2016 and 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in January 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest in August 2016.

The purchase prices for the 2015 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,965
Seller notes	1,800
Total consideration	$20,765
Estimated fair value of net tangible assets acquired:
Total current assets	$2,146
Total non-current assets	1,404
Total liabilities	(1,036)
Net tangible assets acquired	$2,514
Referral relationships	3,069
Non-compete	731
Tradename	3,315
Goodwill	23,428
Fair value of non-controlling interest	(12,292)
$20,765

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

The purchase prices for the 2014 acquisitions have been allocated as follows:

Cash paid, net of cash acquired	$12,270
Seller notes	400
Total consideration	$12,670
Estimated fair value of net tangible assets acquired:
Total current assets	$1,213
Total non-current assets	1,051
Total liabilities	(406)
Net tangible assets acquired	$1,858
Referral relationships	280
Non-compete	330
Tradename	1,600
Goodwill	13,327
Fair value of non-controlling interest	(4,725)
$12,670

The purchase price for the 72% interest in the February 2013 Acquisition was $4.3 million in cash and $400,000 in a seller note, that was payable in two principal installments totaling $200,000 each, plus accrued interest, in February 2014 and 2015, which has been paid in full. The purchase price for the 50% interest in the April 2013 Acquisition was $2.4 million in cash and $200,000 in a seller note, that was payable in two principal installments totaling $100,000 each, plus accrued interest, in April of 2014 and 2015, which has been paid in full. The purchase price for the 80% interest in the May 2013 Acquisition was $3.6 million in cash and $200,000 in a seller note, that was payable in two principal installments totaling $100,000 each, plus accrued interest, in May of 2014 and 2015, which has been paid in full. The purchase price for the 60% interest in the December 9, 2013 Acquisition was $1.7 million in cash. The purchase price for the 90% interest in the December 13, 2013 Acquisition was $35.5 million in cash and $500,000 in a seller note, that was payable in two principal installments totaling $250,000 each, plus accrued interest, in December 2014 and 2015, which has been paid in full. The aggregate purchase price for the three individual clinic practices acquired in 2013 was $238,000.

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
$47,928

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in January 2015 and in 2014 and 2013 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the other acquisitions in 2015, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2015 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in January 2015 and in 2014 and 2013, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 4½ to 13 years, and for non-compete agreements the estimated lives was six years. Generally, the values assigned to tradenames are tested annually for impairment, however with regards to one acquisition in 2013, the tradename is being amortized over the term of the six year agreement in which the Company has acquired the rights to use the specific tradename. The values assigned to goodwill are tested annually for impairment.

For the 2015, 2014 and 2013 acquisitions, total current assets primarily represent primarily patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2015, 2014, with the exception of the December 13, 2013 Acquisition (previously disclosed), and 2013 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

4. Acquisitions of Non-Controlling Interests

In 2015, the Company purchased additional interests in eight partnerships. The interests in the partnerships purchased ranged from 5% to 35%. The aggregate purchase price paid was $8.7 million of which $5.6 million was paid in cash and the Company entered into several notes payable of $3.1 million. The notes are payable in two installments plus accrued interest (interest accrues at 3.25%). The first principal installments in an aggregate of $1.2 million are due on December 31, 2018 and the second principal installments in an aggregate of $1.9 million are due on January 31, 2019. The purchase prices included an aggregate of $260,000 of undistributed earnings. The remaining $8.4 million, less future tax benefits of $3.3 million, was recognized as an adjustment to additional paid-in capital.

5. Redeemable Non-Controlling Interest

In 2015, the Company purchased additional interests in a partnership which was classified as redeemable non-controlling interest. The purchase price was $1.5 million in cash.

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

The following table details the changes in the carrying amount of redeemable non-controlling interest:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning balance	$7,376	$4,104
Operating results allocated to redeemable non-controlling interest partners	666	396
Distributions to redeemable non-controlling interest partners	(909)	(453)
Reclass of non-controlling interests	2,681	6,375
Increase due to revaluation fair value of redeemable non-controlling interest	529	1,841
Payments for purchase of redeemable non-controlling interests	(1,500)	(4,887)
Ending balance	$8,843	$7,376

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interest of those owners. The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter. The after tax adjustments are charged to additional paid-in capital and are not reflected in the statements of net income. Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

The results of operations of the acquired non-controlling interests are included in the accompanying financial statements from the dates of purchase in the net income attributable to common shareholders.

6. Divestiture of Business

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

The following table details the losses from discontinued operations reported for the physician services business (in thousands):

Year Ended December 31, 2013
Net revenues	$864
Operating cost	1,537
Gross margin	(673)
Direct general and administrative expenses less proceeds	1,176
Write off goodwill and other intangible assets	6,338
Loss from discontinued operations, before tax	(8,187)
Tax benefit (provision)	3,180
(Loss) income from discontinued operations	$(5,007)

The cash flow impact of the sale and closures is deemed immaterial for the consolidated statements of cash flows.

7. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2015 and 2014 consisted of the following (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning balance	$147,914	$143,955
Goodwill acquired during the year	23,428	12,974
Goodwill allocated to specific assets for businesses acquired in 2013	—	(9,760)
Goodwill adjustments for purchase price allocation of businesses acquired	385	880
Goodwill written-off - closed clinics	(180)	(135)
Ending balance	$171,547	$147,914

8. Intangible Assets, net

Intangible assets, net as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Tradenames, net of accumulated amortization of $170 and $86, respectively	$17,660	$14,427
Referral relationships, net of accumulated amortization of $3,763 and $2,610, respectively	10,866	8,951
Non-compete agreements, net of accumulated amortization of $2,855 and $2,377, respectively	1,770	1,529
	$30,296	$24,907

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Tradenames	$84	$86	$—
Referral relationships	1,153	1,028	521
Non-compete agreements	478	427	372
	$1,715	$1,541	$893

During 2013, in conjunction with the sale of the physician services business, the Company wrote-off the referral relationships and non-compete agreements related to this business which included accumulated amortization of $156,000 and $270,000, respectively.

The remaining balances of the tradename, referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount
2016	83	2016	1,234	2016	485
2017	84	2017	1,234	2017	441
2018	83	2018	1,188	2018	384
2019	80	2019	1,099	2019	312
		2020	1,099	2020	99
		2021	1,099	2021	49
		2022	1,050
		2023	942
		2024	824
		2025	716
		2026	255
		2027	107
		2028	19

9. Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Salaries and related costs	$9,414	$15,400
Group health insurance claims	2,276	2,116
Credit balances and overpayments due to patients and payors	1,472	1,834
Other	3,434	3,489
Total	$16,596	$22,839

10. Notes Payable

Notes payable as of December 31, 2015 and 2014 consisted of the following (dollars in thousands):

	December 31, 2015	December 31, 2014
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$44,000	$34,500
Various notes payable with $775 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.5% per annum	5,110	1,117
	49,110	35,617
Less current portion	(775)	(883)
Long term portion	$48,335	$34,734

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015 and January 2016 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

Effective January 11, 2016, the Company entered into an amendment to the Credit Agreement to increase the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year from $25,000,000 and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year from $7,500,000.

On December 31, 2015, $44.0 million was outstanding on the Credit Agreement resulting in $81.0 million of availability. As of December 31, 2015, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2015 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $4.9 million of which an aggregate principal payment of $575,000 in due in 2016; $525,000 in 2017; $1.9 million in 2018; and $1.9 million in 2019. Interest accrues in the range of 3.25% to 3.5% per annum and is payable with each principal installment. In conjunction with the 13 clinic-practice acquisition in 2014 and the purchase of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $0.5 million, each note payable in two equal annual installments totaling $233,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subjective to adjustment. In conjunction with the acquisitions in 2013, the Company entered into notes payable in the aggregate amount of $1.3 million, each payable in two equal annual installments totaling $650,000 plus any accrued and unpaid interest. Interest accrues at 3.25% per annum, subjective to adjustment.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to December 31, 2015 are as follows (in thousands):

December 31, 2015
During the twelve months ended December 30, 2016	$775
During the twelve months ended December 30, 2017	559
During the twelve months ended December 30, 2018	45,930
During the twelve months ended December 30, 2019	1,846
$49,110

11. Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Compensation	$1,830	$1,447
Allowance for doubtful accounts	472	538
Lease obligations - closed clinics	50	32
Deferred tax assets	$2,352	$2,017
Deferred tax liabilities:
Depreciation and amortization	$(8,989)	$(8,843)
Other	(1,718)	(1,083)
Deferred tax liabilities	(10,707)	(9,926)
Net deferred tax liabilities	$(8,355)	$(7,909)
Amount included in:
Other current assets	$—	$86
Deferred taxes and other long-term liabilities	$(8,355)	$(7,995)

During 2015 and 2014, the Company recorded deferred tax assets of $3.5 million and $1.0 million, respectively, related to acquisitions of non-controlling interests. During 2015, the Company recorded an adjustment to the deferred tax assets of $3.0 million related to acquisitions of non-controlling interests in 2014 based on a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The offset to this adjustment was a reduction in the previously reported tax receivable of approximately $1.8 million and a credit to additional-paid-in-capital of $1.2 million. At December 31, 2015 and 2014, the Company had a tax receivable of $3.4 million and $4.3 million (prior to adjustment of $3.0 million), respectively, included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013
U.S. tax at statutory rate	$12,926	35.0%	$12,294	35.0%	$10,415	35.0%
State income taxes, net of federal benefit	1,408	3.8%	1,688	4.8%	1,814	6.1%
Deductible losses	—	0.0%	—	0.0%	(98)	-0.3%
Non-deductible expenses	319	0.9%	292	0.8%	105	0.3%
	$14,653	39.7%	$14,274	40.6%	$12,236	41.1%

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Current:
Federal	$6,460	$7,059	$8,445
State	1,192	940	1,422
Total current	7,652	7,999	9,867
Deferred:
Federal	6,237	5,266	1,970
State	764	1,009	399
Total deferred	7,001	6,275	2,369
Total income tax provision for continuing operations	$14,653	$14,274	$12,236

For 2015, 2014 and 2013, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded an increase in the income tax provision of $147,000, $223,000 and $393,000 for 2015, 2014, and 2013, respectively. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2012 through 2014 and U.S. state jurisdictions are open for periods ranging from 2011 through 2014.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2015, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2015, 2014 and 2013.

12. Equity Based Plans

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

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 1,750,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The material terms of the Amended 2003 Plan was reapproved by the shareholders of the Company at the 2015 Shareholders Meeting on May 19, 2015.

A cumulative summary of equity plans as of December 31, 2015 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	377,552	—	139,791	—	82,657
Amended 2003 Plan	1,750,000	705,382	—	778,300	—	266,318
	2,350,000	1,082,934	—	918,091	—	348,975

During 2015, 2014 and 2013, the Company granted the following shares (net of those shares cancelled in their respective grant year due to employee terminations prior to restrictions lapsing) of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2013	174,938	$23.52
2014	159,443	$33.29
2015	147,928	$41.66

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

As of December 31, 2015, there were 265,718 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2016 through 2019.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $4,491,000, $3,363,000 and $2,743,000, respectively, for 2015, 2014 and 2013. As of December 31, 2015, the remaining $6.8 million of compensation expense will be recognized from 2016 through 2019.

13. Preferred Stock

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

14. Common Stock

From September 2001 through December 31, 2008, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (the “March 2009 Authorization”). In connection with the March 2009 Authorization, the Company amended its prior credit agreement to permit share repurchases of up to $15,000,000. The Company is required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The Credit Agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are an additional estimated 279,433 shares (based on a closing price of $53.68 on December 31, 2015) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2015 or 2014.

15. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2015, 2014 and 2013. The Company matching contributions totaled $0.9 million, $0.7 million and $0.5 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

16. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $28.3 million, $25.6 million and $22.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2015 are as follows (in thousands):

December 31, 2015
2016	$26,799
2017	20,896
2018	14,872
2019	9,216
2020	9,329
Thereafter	3,117
Total	$84,229

Employment Agreements

At December 31, 2015, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2018, provide for automatic two year renewals at the conclusion of each expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $25.7 million in 2016 and $13.3 million in the aggregate from 2017 through 2020. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands, except per share data):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$22,279	$20,853	$17,492
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(314)	(1,086)	—
From continuing operations, net of tax	21,965	19,767	17,492
From discontinued operations, net of tax	—	—	(4,769)
	$21,965	$19,767	$12,723
Basic earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$1.80	$1.71	$1.45
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.03)	(0.09)	—
From continuing operations, net of tax	1.77	1.62	1.45
From discontinued operations, net of tax	—	—	(0.40)
Basic	$1.77	$1.62	$1.05
Diluted earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$1.80	$1.71	$1.45
Charges to additional-paid-in-capital - revaluation of non-controlling interests, net of tax	(0.03)	(0.09)	—
From continuing operations, net of tax	1.77	1.62	1.45
From discontinued operations, net of tax	—	—	(0.40)
Diluted	$1.77	$1.62	$1.05
Shares used in computation:
Basic earnings per share - weighted-average shares	12,392	12,217	12,063
Effect of dilutive securities - stock options	—	4	19
Denominator for diluted earnings per share - adjusted weighted-average shares	12,392	12,221	12,082

All options to purchase shares for the year ended December 31, 2015, 2014 and 2013 were included in the diluted earnings per share calculation as the average market price for those years exceeded the options’ exercise price.

18. Selected Quarterly Financial Data (Unaudited)

	2015 Q1	2015 Q2	2015 Q3	2015 Q4
Net patient revenues	$75,807	$81,451	$82,154	$84,881
Net revenues	$77,241	$83,288	$84,049	$86,724
Operating income	$9,185	$13,549	$11,949	$12,611
Net income including non-controlling interests	$6,151	$9,117	$8,064	$8,359
Net income attributable to common shareholders	$4,166	$6,304	$5,818	$5,991

Basic earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.51	$0.47	$0.48
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	—	(0.03)	—	—
	$0.34	$0.48	$0.47	$0.48
Diluted earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.34	$0.51	$0.47	$0.48
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	—	(0.03)	—	—
	$0.34	$0.48	$0.47	$0.48
Shares used in computation:
Basic	12,313	12,409	12,421	12,421
Diluted	12,313	12,409	12,421	12,421
	2014 Q1	2014 Q2	2014 Q3	2014 Q4
Net patient revenues	$68,397	$76,470	$76,184	$77,958
Net revenues	$69,767	$78,201	$77,716	$79,390
Operating income	$9,514	$14,221	$11,278	$10,755
Net income including non-controlling interests	$6,323	$9,420	$7,418	$7,263
Net income attributable to common shareholders	$4,228	$6,432	$5,216	$4,977

Basic earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.35	$0.53	$0.43	$0.41
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	(0.01)	—	—
	$0.27	$0.52	$0.43	$0.41
Diluted earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.35	$0.53	$0.43	$0.41
Charges to additional-paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	(0.08)	(0.01)	—	—
	$0.27	$0.52	$0.43	$0.41
Shares used in computation:
Basic	12,129	12,224	12,244	12,267
Diluted	12,144	12,226	12,247	12,271

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 37.

ITEM 9B.   OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

10.2+
U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.3+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.4+
First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.5+
Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.6+
Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.7+
Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.8+
Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.9+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

10.10+
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

10.12+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

Number	Description

10.13+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.14+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.15+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.16+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.17+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.18+
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.19+
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.20+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.21+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.22
Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.23
First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015].

10.24
Second Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2016].

10.25+
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.26+
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.27+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.28+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.29+
Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.30
Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O’Rourke (as Sellers) and U.S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization and Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013].

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

COL. A	COL B	COL C		COL D	COL E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$1,867	$4,170	—	$4,395(2)	$1,642
YEAR ENDED DECEMBER 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,628	$4,112	—	$3,873(2)	$1,867
YEAR ENDED DECEMBER 31, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,109	$4,370	—	$4,851(2)	$1,628
(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

By:	/S/ CHRISTOPHER J. READING	President, Chief Executive Officer and Director (principal executive officer)
Christopher J. Reading

By:	/S/ LAWRANCE W. MCAFEE	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)
Lawrance W. McAfee

By:	/S/ JERALD PULLINS	Chairman of the Board
Jerald Pullins

By:	/S/ DANIEL C. ARNOLD	Vice Chairman of the Board
Daniel C. Arnold

By:	/S/ MARK J. BROOKNER	Director
Mark J. Brookner

By:	/S/ HARRY S. CHAPMAN	Director
Harry S. Chapman

By:	/S/ BERNARD A. HARRIS, JR.	Director
Bernard A. Harris, Jr.

By:	/S/ MARLIN W. JOHNSTON	Director
Marlin W. Johnston

By:	/S/ EDWARD L. KUNTZ	Director
Edward L. Kuntz

By:	/S/ REGG SWANSON	Director
Regg Swanson

By:	/S/ CLAYTON TRIER	Director
Clayton Trier

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+
1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.2+
U. S. Physical Therapy, Inc. 2003 Stock Incentive Plan, as amended and restated March 26, 2010 [incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 9, 2010].

10.3+	Consulting agreement between the Company and J. Livingston Kosberg [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

10.4+
First Amendment to the Consulting Agreement between the Company and J. Livingston—Kosberg [filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.]

10.5+
Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.6+
Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.7+
Amended and Restated Employment Agreement dated May 24, 2007, between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007].

10.8+
Amendment to Amended and Restated Employment Agreement dated December 2, 2008 between U.S. Physical Therapy, Inc. and Lawrance W. McAfee [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2008].

10.9+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

10.10+
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

10.12+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

Number	Description

10.13+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.14+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.15+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.16+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.17+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.18+
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.19+
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.20+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.21+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.22
Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on December 9, 2013].

10.23
First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015].

10.24
Second Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2016].

10.25+
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Christopher J. Reading [incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

10.26+
Amendment to employment agreement effective March 8, 2013 between U. S. Physical Therapy, Inc. and Lawrance M. McAfee [incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed with the SEC on March 12, 2013].

Number	Description

10.27+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.28+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.29+
Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.30
Reorganization and Purchase Agreement dated as of December 13, 2013 between ARC Rehabilitation Services, LLC, Athletic & Rehabilitation Center, LLC, Matthew J. Condon and Kevin O'Rourke (as Sellers) and U.S. Physical Therapy, LTD (Purchaser). (Schedules pursuant to the Reorganization and Purchase Agreement have not been filed by the Registrant, who hereby undertakes to file such schedules upon the request of the Commission.) [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013].

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