Form 10-Q
period 2016-03-31
U S PHYSICAL THERAPY INC /NV
filed 2016-05-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 6, 2016, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,502,726.

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,206	$15,778
Patient accounts receivable, less allowance for doubtful accounts of $1,568 and $1,444, respectively	38,217	36,231
Accounts receivable - other, less allowance for doubtful accounts of $-0- and $198, respectively	2,345	2,388
Other current assets	8,298	5,785
Total current assets	68,066	60,182
Fixed assets:
Furniture and equipment	45,654	44,749
Leasehold improvements	25,547	25,160
Fixed assets, gross	71,201	69,909
Less accumulated depreciation and amortization	54,512	53,255
Fixed assets, net	16,689	16,654
Goodwill	191,051	171,547
Other identifiable intangible assets, net	34,428	30,296
Other assets	1,200	1,234
Total assets	$311,434	$279,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$2,244	$1,636
Accrued expenses	20,684	16,596
Current portion of notes payable	1,253	775
Total current liabilities	24,181	19,007
Notes payable	4,621	4,335
Revolving line of credit	52,500	44,000
Deferred rent	1,391	1,395
Deferred taxes	10,789	8,355
Other long-term liabilities	914	868
Total liabilities	94,396	77,960
Commitments and contingencies
Redeemable non-controlling interests	7,591	8,843
Equity:
U. S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,717,463 and 14,635,874 shares issued, respectively	147	146
Additional paid-in capital	46,563	45,251
Retained earnings	152,219	149,016
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders’ equity	167,301	162,785
Non-controlling interests	42,146	30,325
Total equity	209,447	193,110
Total liabilities and equity	$311,434	$279,913

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net patient revenues	$85,049	$75,807
Other revenues	1,859	1,434
Net revenues	86,908	77,241
Clinic operating costs:
Salaries and related costs	47,804	43,052
Rent, clinic supplies, contract labor and other	17,507	16,325
Provision for doubtful accounts	1,089	990
Closure costs	13	32
Total clinic operating costs	66,413	60,399
Gross margin	20,495	16,842
Corporate office costs	9,004	7,657
Operating income	11,491	9,185
Interest and other income, net	20	8
Interest expense	(308)	(265)
Income before taxes	11,203	8,928
Provision for income taxes	3,523	2,777
Net income including non-controlling interests	7,680	6,151
Less: net income attributable to non-controlling interests	(2,352)	(1,985)
Net income attributable to common shareholders	$5,328	$4,166

Basic earnings per share attributable to common shareholders:	$0.43	$0.34

Diluted earnings per share attributable to common shareholders:	$0.43	$0.34

Shares used in computation:
Basic	12,448	12,313
Diluted	12,448	12,313
Dividends declared per common share	$0.17	$0.15

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$7,680	$6,151
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,091	1,807
Provision for doubtful accounts	1,089	990
Equity-based awards compensation expense	1,221	990
Loss (gain) on sale of fixed assets	(19)	17
Excess tax benefit from exercise of equity-based awards	(323)	(271)
Deferred income tax	2,709	565
Other	-	35
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,185)	(2,185)
Decrease in accounts receivable - other	43	125
(Increase) decrease in other assets	(2,282)	106
Increase (decrease) in accounts payable and accrued expenses	4,322	(5,976)
Increase in other liabilities	365	665
Net cash provided by operating activities	14,711	3,019

INVESTING ACTIVITIES
Purchase of fixed assets	(1,738)	(1,419)
Purchase of businesses, net of cash acquired	(12,899)	(6,445)
Acquisitions of non-controlling interests	(1,524)	(359)
Proceeds on sale of fixed assets, net	42	8
Net cash used in investing activities	(16,119)	(8,215)

FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(1,613)	(1,589)
Cash dividends to shareholders - funded	(2,125)	-
Proceeds from revolving line of credit	49,000	34,000
Payments on revolving line of credit	(40,500)	(27,000)
Principal payments on notes payable	(250)	(200)
Tax benefit from equity-based awards	323	271
Other	1	-
Net cash provided by financing activities	4,836	5,482
Net increase in cash and cash equivalents	3,428	286
Cash and cash equivalents - beginning of period	15,778	14,271
Cash and cash equivalents - end of period	$19,206	$14,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,265	$1,275
Interest	$248	$235
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500	$500
Acquisition of non-controlling interest - seller financing portion	$514	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2015	14,636	$146	$45,251	$149,016	(2,215)	$(31,628)	$162,785	$30,325	$193,110
Net tax benefit from equity-based awards	-	-	323	-	-	-	323	-	323
Issuance of restricted stock	82	1	-	-	-	-	1	-	1
Cancellation of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	1,221	-	-	-	1,221	-	1,221
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	211	-	-	-	211	-	211
Purchase of business	-	-	-	-	-	-	-	11,190	11,190
Acquisitions of non-controlling interests, net	-	-	(443)	-	-	-	(443)	(98)	(541)
Reclass to redeemable non-controlling interests	-	-	-	-	-	-	-	-	-
Distributions to non-controlling interest partners	-	-	-	-	-	-	.	(1,483)	(1,483)
Dividends payable to shareholders	-	-	-	(2,125)	-	-	(2,125)	-	(2,125)
Net income	-	-	-	5,328	-	-	5,328	2,212	7,540
Balance March 31, 2016	14,718	$147	$46,563	$152,219	(2,215)	$(31,628)	$167,301	$42,146	$209,447

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships, except for one partnership in which we own a 6% general partnership interest. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships.  The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

During the first three months of 2016 and the year ended 2015, the Company acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

As of March 31, 2016, the Company operated 512 clinics in 42 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of March 31, 2016.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Significant Accounting Policies

Cash Equivalents

The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related on deposits in excess of FDIC insurance coverage. Management believes that the risk is not significant.

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

The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test.  Currently, there are six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2015, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2015 did not result in any goodwill amounts that were deemed impaired. During the three months ended March 31, 2016, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner. At March 31, 2016, the redeemable non-controlling interests reflect the book value of certain non-controlling interests for which is it not deemed probable that the limited partner will assert the redemption rights. The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter. The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income. Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earning per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (‘‘SGR’’) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (‘‘CMS’’) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update was applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease is being applied to the fee schedule payment rates, and for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extends the 2% reductions to Medicare payments through fiscal year 2025.

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the ‘‘Therapy Cap’’ or ‘‘Limit’’) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2016, the annual Limit on outpatient therapy services is $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The MACRA extended the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process further, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors apply to exception requests for which CMS did not conduct a medical review by July 15, 2015.

CMS adopted a multiple procedure payment reduction (‘‘MPPR’’) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (‘‘RVU’’) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge, CMS has rejected claims if the required data is not included in the claim.

The Physician Quality Reporting System, or ‘‘PQRS,’’ is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by ‘‘eligible professionals.’’ Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our certified rehabilitation agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as certified rehabilitation agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016 and 2017.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2016, net revenue from Medicare accounts for approximately $19.9 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2016.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2016 and 2015. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement (as defined in Note 9) approximates its fair value. The interest rate on the Amended Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Amended Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2016.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees, other than executive officers, lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to executive officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Recently Adopted Accounting Guidance

In September 2015, the FASB issued changes to the accounting for measurement-period adjustments related to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill during the measurement period, as well as revise comparative information for prior periods presented within financial statements as needed, including revising income effects, such as depreciation and amortization, as a result of changes made to the balance sheet amounts of the acquiree. Such adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. Additionally, the changes require the acquiring entity to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period income by line item that would have been recorded in previous reporting periods if the adjustment to the balance sheet amounts had been recognized as of the acquisition date. These changes became effective for the Company on January 1, 2016.  This change did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Guidance

In February 2016, the FASB issued amended accounting guidance which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles.  Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months.  The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Since the Company leases its clinic facilities, it is currently evaluating the impact that this amended accounting guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits, which are currently typically adjusted through additional-paid-in capital but will become a component of the income tax provision/benefit in the interim period in which they occur, and a company’s payments to cover tax bills for shares’ recipients should be classified.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015

Earnings per share attributable to common shareholders:	$5,328	$4,166

Basic and Diluted earnings per share attributable to common shareholders:	$0.43	$0.34

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,448	12,313

The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.  There are no stock options or other dilutive securities outstanding.

3. ACQUISITIONS OF BUSINESSES

On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018. The purchase price for the 2016 acquisition has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,899
Seller notes	500
Total consideration	$13,399
Estimated fair value of net tangible assets acquired:
Total current assets	$1,058
Total non-current assets	239
Total liabilities	(371)
Net tangible assets acquired	$926
Referral relationships	1,915
Non-compete	525
Tradename	2,164
Goodwill	19,059
Fair value of non-controlling interest	(11,190)
$13,399

On December 31, 2015, the Company acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other is due in April 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, on of which was paid in January 2016 and the other is due in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest in August 2016.

The purchase prices for the 2015 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,965
Seller notes	1,800
Total consideration	$20,765
Estimated fair value of net tangible assets acquired:
Total current assets	$2,031
Total non-current assets	1,070
Total liabilities	(1,040)
Net tangible assets acquired	$2,061
Referral relationships	3,070
Non-compete	734
Tradename	3,317
Goodwill	23,875
Fair value of non-controlling interest	(12,292)
$20,765

For the 2016 and 2015 acquisitions that occurred after March 31, 2015, the purchase price plus the fair value of the non-controlling interest was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the above acquisitions, total current assets primarily represent patient accounts receivable.  Total non-current assets are fixed assets, primarily equipment, used in the practices.  The estimated values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the range of the estimated lives was 12 to 13 years, and for non-compete agreements the estimated lives was six years. The values assigned to tradenames and goodwill is tested annually for impairment.

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2016 and 2015 acquisitions was derived from proceeds under the Amended Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.  Unaudited proforma consolidated financial information for acquisitions occurring in 2016 and 2015 have not been included as the results were not material to current operations.

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the three months ended March 31, 2016, the Company acquired additional interests in two partnerships. The interests in the partnerships purchased ranged from 23% to 35%.  The aggregate purchase price paid was $0.4 million in cash and $0.4 million in a seller note, that is payable in two principal installments of $0.2 million each in February 2017 and 2018.  The purchase price included $58,000 of undistributed earnings.  The remaining $0.7 million, less future tax benefits of $0.3 million, was recognized as an adjustment to additional paid-in capital.

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

5. REDEEMABLE NON-CONTROLLING INTERESTS

In 2016, the Company purchased additional interest in a partnership which was classified as redeemable non-controlling interest. The purchase price was $1.2 million in cash and $0.1 million in a seller note that is due and payable, with any accrued interest, in January 2018.

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

For the three months ended March 31, 2016, the following table details the changes in the carrying amount of redeemable non-controlling interest:

Three Months Ended March 31, 2016
Beginning balance	$8,843
Operating results allocated to redeemable non-controlling interest partners	140
Distributions to redeemable non-controlling interest partners	(130)
Payments for purchase of redeemable non-controlling interests	(1,262)
Ending balance	$7,591

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2016
Beginning balance	$171,547
Goodwill acquired during the period	19,059
Goodwill adjustments for purchase price allocation of business acquired	445
Ending balance	$191,051

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Tradenames, net of accumulated amortization of $191 and $170, respectively	$19,805	$17,660
Referral relationships, net of accumulated amortization of $4,086 and $3,763, respectively	12,460	10,866
Non-compete agreements, net of accumulated amortization of $2,989 and $2,855, respectively	2,163	1,770
	$34,428	$30,296

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

The following table details the amount of amortization expense recorded for intangible assets for the three and three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Tradenames	$21	$22
Referral relationships	323	245
Non-compete agreements	134	104
	$478	$371

Based on the balance of referral relationships and non-compete agreements as of March 31, 2016, the expected amount to be amortized in 2016 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount

2016	83	2016	1,379	2016	573
2017	84	2017	1,408	2017	546
2018	83	2018	1,362	2018	490
2019	80	2019	1,273	2019	418
		2020	1,273	2020	204
		2021	1,273	2021	66
		2022	1,224
		2023	1,117
		2024	997
		2025	891
		2026	430
		2027	136
		2028	20

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Salaries and related costs	$12,202	$9,414
Group health insurance claims	2,496	2,276
Credit balances due to patients and payors	1,446	1,472
Other	4,540	3,434
Total	$20,684	$16,596

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Credit Agreement average effective interest rate of 2.2% inclusive of unused fee	$52,500	$44,000
Various notes payable with $1,253 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.5% per annum	5,874	5,110
	58,374	49,110
Less current portion	(1,253)	(775)
Long term portion	$57,121	$48,335

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

Effective January 11, 2016, the Company entered into an amendment to the Credit Agreement to increase the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year.

On March 31, 2016, $52.5 million was outstanding on the Amended Credit Agreement resulting in $72.5 million of availability. As of March 31, 2016, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2016 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $1.0 million of which an aggregate principal payment of $444,000 is due in 2017; $570,000 in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $4.9 million of which an aggregate principal payment of $575,000 was due in 2016; $525,000 in 2017; $1.9 million in 2018; and $1.9 million in 2019. Interest accrues in the range of 3.25% to 3.5% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to March 31, 2016 are as follows (in thousands):

During the twelve months ended March 31, 2017	$1,253
During the twelve months ended March 31, 2018	844
During the twelve months ended March 31, 2019	56,277
$58,374

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. The credit agreement was further amended to permit the Company to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of its common stock subject to compliance with covenants. There are currently an additional estimated 301,628 shares (based on the closing price of $49.73 on March 31, 2016) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2015 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. This discussion includes forward-looking statements that are subject to risk and uncertainties.  Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of March 31, 2016, we operated 512 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of March 31, 2016.

During the first three months of 2016 and the year ended 2015, we acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018.

On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other is due January 2017. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other due in April 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On December 31, 2015, we acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest in August 2016. The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Number of clinics, at the end of period	512	494
Working Days	64	63
Average visits per day per clinic	24.7	22.9
Total patient visits	808,281	712,855
Net patient revenue per visit	$105.22	$106.34

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

•	Net revenues increased to $86.9 million for the three months ended March 31, 2016 (“2016 First Quarter”) from $77.2 million for the three months ended March 31, 2015 (“2015 First Quarter”) primarily due to an increase in visits of 95,400 from 712,900 for the 2015 First Quarter to 808,300 for the 2016 First Quarter and a decrease in the average net patient revenue per visit for the 2016 First Quarter to $105.22 from $106.34 in the 2015 First Quarter.

•	Net income attributable to our common shareholders for the 2016 First Quarter was $5.3 million versus $4.2 million for the 2015 First Quarter. Net income was $0.43 per diluted share for the 2016 period and $0.34 for the 2015 period. Total diluted shares were 12.4 million for the 2016 First Quarter and 12.3 million for the 2015 First Quarter.

Net Patient Revenues

•	Net patient revenues increased to $85.0 million for the 2016 First Quarter from $75.8 million for the 2015 First Quarter, an increase of $9.2 million, or 12.2%, due to visits of 50,600 from clinics opened or acquired between April 1, 2015 and March 31, 2016 (“New Clinics”) and an increase in visits of 44,800 from clinics opened or acquired prior to April 1, 2015 (“Mature Clinics”) offset by a decrease in the net patient revenue per visit of $1.12.

•	Net patient revenues related to New Clinics amounted to $5.8 million for the 2016 First Quarter and net patient revenues for Mature Clinics increased by $3.4 million for the 2016 First Quarter as compared to the 2015 First Quarter.

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

Other Revenues

Other revenues increased $425,000 in the 2016 First Quarter to $1,859,000 from $1,434,000 in the 2015 First Quarter due to an increase in the number of physical therapy facilities managed for third parties.

Clinic Operating Costs

Clinic operating costs were $66.4 million, or 76.4% of net revenues, for the 2016 First Quarter and $60.4 million, or 78.2% of net revenues, for the 2015 First Quarter. The increase was primarily attributable to $4.9 million in operating costs of New Clinics and by an increase in operating costs of $1.1 million for Mature Clinics. Components of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $47.8 million for the 2016 First Quarter from $43.0 million for the 2015 First Quarter, an increase of $4.8 million, or 11.0%. Salaries and related costs for New Clinics amounted to $3.5 million for the 2016 First Quarter. Salaries and related costs for Mature Clinics increased by $1.3 million for the 2016 First Quarter as compared to the 2015 First Quarter.  Salaries and related costs as a percentage of net revenues were 55.0% for the 2016 First Quarter and 55.7% for the 2015 First Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $17.5 million for the 2016 First Quarter and $16.3 million for the 2015 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.4 million for the 2016 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.2 million in the 2016 First Quarter compared to the 2015 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.1% for the 2016 First Quarter and 21.1% for the 2015 First Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the 2016 First Quarter and $1.0 million for the 2015 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.3% for the 2016 First Quarter and for the 2015 First Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 3.9% at March 31, 2016, as compared to 3.8% at December 31, 2015. Our day’s sales outstanding were 38 days at March 31, 2016 and 36 days at December 31, 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $9.0 million for the 2016 First Quarter and $7.7 million for the 2015 First Quarter. As a percentage of net revenues, corporate office costs were 10.4% for the 2016 First Quarter and 9.9% for the 2015 First Quarter.

Interest Expense

Interest expense increased to $300,000 in the 2016 First Quarter compared to $265,000 in the 2015 First Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At March 31, 2016, $52.5 million was outstanding under our Amended Credit Agreement. See “Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $3.5 million for the 2016 First Quarter and $2.8 million for the 2015 First Quarter. During the 2016 and 2015 First Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.8% and 40.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.4 million for the 2016 First Quarter and $2.0 million for the 2015 First Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 11.5% for the 2016 First Quarter and 11.8% for the 2015 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2016 and December 31, 2015, we had $19.2 million and $15.8 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2017. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018.  This agreement was amended in August 2015 and January 2016, hereinafter referred to as “Amended Credit Agreement”. The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.  On March 31, 2016, $52.5 million was outstanding on the revolving credit facility resulting in $72.5 million of availability, and we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $3.4 million from December 31, 2015 to March 31, 2016 was due primarily to $14.7 million provided by operations and $8.5 million of net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of business ($12.9 million), funding of cash dividends to our shareholders ($2.1 million), purchases of fixed assets ($1.7 million), distributions to non-controlling interests ($1.6 million), acquisitions of non-controlling interests ($1.5 million), and payments on notes payable ($0.3 million).

On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018.

On December 31, 2015, we acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other one due in April 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other one due in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest in August 2016.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses and purchases of non-controlling interests that occurred in 2014 through March 2016. For those acquisitions, we entered into several notes payables aggregating $6.4 million. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 3.5% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities. At March 31, 2016, the balance on these notes payable was $5.9 million.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after three years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2016, we have accrued $1.4 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). In connection with the March 2009 Authorization, we amended our bank credit agreement to permit share repurchases of up to $15,000,000. We are required to retire shares purchased under the March 2009 Authorization. Effective October 24, 2012, we amended our credit agreement to permit us to purchase, commencing on October 24, 2012 and at all times thereafter, up to $15,000,000 of our common stock subject to compliance with covenants.

There is no expiration date for the share repurchase program. As of March 31, 2016, there are currently an additional estimated 301,628 shares (based on the closing price of $49.73 on March 31, 2016)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2016.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	possible legal actions, which could subject us to increased operating costs and uninsured liabilities;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions including the purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining adequate insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2016, $52.5 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2016, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $525,000.

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

10.2
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.3
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.4
Second Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.5
U. S. Physical Therapy, Inc. Objective Long Term Incentive Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.6
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.7
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016).

10.8
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.9	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 6, 2016	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1
Second Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2016].

10.2
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.3
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.4
Second Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.5
U. S. Physical Therapy, Inc. Objective Long Term Incentive Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.6
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.7
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016).

10.8
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2016, effective March 10, 2016 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.9	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith