Form 10-Q
period 2016-06-30
U S PHYSICAL THERAPY INC /NV
filed 2016-08-05
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO _____

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

As of August 4, 2016, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,520,226.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,453	$15,778
Patient accounts receivable, less allowance for doubtful accounts of $1,672 and $1,444, respectively	39,356	36,231
Accounts receivable - other, less allowance for doubtful accounts of $-0- and $198, respectively	2,335	2,388
Other current assets	8,220	5,785
Total current assets	70,364	60,182
Fixed assets:
Furniture and equipment	46,747	44,749
Leasehold improvements	25,733	25,160
Fixed assets, gross	72,480	69,909
Less accumulated depreciation and amortization	55,642	53,255
Fixed assets, net	16,838	16,654
Goodwill	191,268	171,547
Other identifiable intangible assets, net	33,909	30,296
Other assets	1,219	1,234
Total assets	$313,598	$279,913
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$1,668	$1,636
Accrued expenses	26,273	16,596
Current portion of notes payable	1,044	775
Total current liabilities	28,985	19,007
Notes payable	4,547	4,335
Revolving line of credit	42,500	44,000
Deferred rent	1,285	1,395
Deferred taxes	12,361	8,355
Other long-term liabilities	869	868
Total liabilities	90,547	77,960
Commitments and contingencies
Redeemable non-controlling interests	8,641	8,843
Equity:
U.S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,734,963 and 14,635,874 shares issued, respectively	147	146
Additional paid-in capital	48,236	45,251
Retained earnings	157,161	149,016
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders’ equity	173,916	162,785
Non-controlling interests	40,494	30,325
Total equity	214,410	193,110
Total liabilities and equity	$313,598	$279,913

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net patient revenues	$88,433	$81,451	$173,482	$157,258
Other revenues	1,997	1,837	3,856	3,271
Net revenues	90,430	83,288	177,338	160,529
Clinic operating costs:
Salaries and related costs	48,837	44,398	96,641	87,450
Rent, clinic supplies, contract labor and other	17,546	16,681	35,053	33,006
Provision for doubtful accounts	956	1,062	2,045	2,052
Closure costs	32	5	45	37
Total clinic operating costs	67,371	62,146	133,784	122,545
Gross margin	23,059	21,142	43,554	37,984
Corporate office costs	8,026	7,593	17,030	15,250
Operating income	15,033	13,549	26,524	22,734
Interest and other income, net	21	16	41	24
Interest expense	(320)	(245)	(628)	(510)
Income before taxes	14,734	13,320	25,937	22,248
Provision for income taxes	4,674	4,203	8,197	6,980
Net income including non-controlling interests	10,060	9,117	17,740	15,268
Less: net income attributable to non-controlling interests	(2,989)	(2,813)	(5,341)	(4,798)
Net income attributable to common shareholders	$7,071	$6,304	$12,399	$10,470

Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.57	$0.51	$0.99	$0.85
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.03)	-	(0.03)
Basic	$0.57	$0.48	$0.99	$0.82

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.57	$0.51	$0.99	$0.85
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.03)	-	(0.03)
Diluted	$0.57	$0.48	$0.99	$0.82

Shares used in computation:
Basic and diluted	12,511	12,409	12,480	12,362

Dividends declared per common share	$0.17	$0.15	$0.34	$0.30

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$17,740	$15,268
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,158	3,674
Provision for doubtful accounts	2,045	2,052
Equity-based awards compensation expense	2,484	2,206
Loss (gain) on sale of fixed assets	-	(13)
Excess tax benefit from exercise of equity-based awards	-	(430)
Deferred income tax	4,170	2,130
Other	(556)	111
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,449)	(2,880)
Decrease in accounts receivable - other	53	165
Increase in other assets	(2,443)	(13)
Increase (decrease) in accounts payable and accrued expenses	7,715	(3,958)
Increase in other liabilities	447	927
Net cash provided by operating activities	33,364	19,239

INVESTING ACTIVITIES
Purchase of fixed assets	(3,453)	(2,873)
Purchase of businesses, net of cash acquired	(12,958)	(14,467)
Acquisitions of non-controlling interests (including redeemable non-controlling interests)	(1,386)	(968)
Proceeds on sale of fixed assets, net	42	72
Net cash used in investing activities	(17,755)	(18,236)

FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(5,204)	(4,906)
Cash dividends to shareholders - funded	(4,254)	(3,723)
Proceeds from revolving line of credit	93,000	51,000
Payments on revolving line of credit	(94,500)	(44,500)
Principal payments on notes payable	(533)	(608)
Tax benefit from equity-based awards	556	430
Other	1	5
Net cash used in financing activities	(10,934)	(2,302)

Net increase in cash and cash equivalents	4,675	(1,299)
Cash and cash equivalents - beginning of period	15,778	14,271
Cash and cash equivalents - end of period	$20,453	$12,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,513	$3,835
Interest	$512	$460
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500	$1,350
Acquisition of non-controlling interest - seller financing portion	$514	$627
Sale of non-controlling interests	$(148)	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2015	14,636	$146	$45,251	$149,016	(2,215)	$(31,628)	$162,785	$30,325	$193,110
Net tax benefit from equity-based awards	-	-	556	-	-	-	556	-	556
Issuance of restricted stock	99	1	-	-	-	-	1	-	1
Cancellation of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	2,484	-	-	-	2,484	-	2,484
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	211	-	-	-	211	-	211
Purchase of business	-	-	-	-	-	-	-	11,190	11,190
Acquisitions of non-controlling interests, net	-	-	(266)	-	-	-	(266)	(98)	(364)
Reclass to redeemable non-controlling interests	-	-	-	-	-	-	-	(976)	(976)
Distributions to non-controlling interest partners	-	-	-	-	-	-	.	(4,776)	(4,776)
Cash dividends to shareholders	-	-	-	(4,254)	-	-	(4,254)	-	(4,254)
Net income	-	-	-	12,399	-	-	12,399	4,829	17,228
Balance June 30, 2016	14,735	$147	$48,236	$157,161	(2,215)	$(31,628)	$173,916	$40,494	$214,410

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

During the first six months of 2016 and the year ended 2015, the Company acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

As of June 30, 2016, the Company operated 516 clinics in 42 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of June 30, 2016.

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

Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Clinic Partnerships

For Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in clinic operating costs – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheets.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2015, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2015 did not result in any goodwill amounts that were deemed impaired. During the six months ended June 30, 2016, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner. At June 30, 2016, the redeemable non-controlling interests reflect the book value of certain non-controlling interests for which is it not deemed probable that the limited partner will assert the redemption rights. The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter. The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income. Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2016, net revenue from Medicare accounts for approximately $41.1 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2016.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2016 and 2015. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2016.

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

Recently Issued Accounting Guidance

In February 2016, the FASB issued amended accounting guidance which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles.  Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months.  The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Since the Company leases all but one of its clinic facilities, it is currently evaluating various lease management systems to capture the necessary information and the impact that this amended accounting guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits, which are currently typically adjusted through additional paid-in capital but will become a component of the income tax provision/benefit in the interim period in which they occur, and a company’s payments to cover tax bills for shares’ recipients should be classified.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$7,071	$6,304	$12,399	$10,470
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(376)	-	(376)
	$7,071	$5,928	$12,399	$10,094
Basic earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.57	$0.51	$0.99	$0.85
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.03)	-	(0.03)
	$0.57	$0.48	$0.99	$0.82

Diluted earnings per share attributable to common shareholders:
Prior to revaluation of redeemable non-controlling interests, net of tax	$0.57	$0.51	$0.99	$0.85
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	(0.03)	-	(0.03)
	$0.57	$0.48	$0.99	$0.82

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,511	12,409	12,480	12,362

The Company’s restricted stock issued is included in basic and diluted shares for the earnings per share computation from the date of grant.  There are no stock options or other dilutive securities outstanding.

3. ACQUISITIONS OF BUSINESSES

On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018. On June 1, 2016, a subsidiary of the Company acquired a single clinic therapy practice for $50,000.

The purchase price for the 2016 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,958
Seller notes	500
Total consideration	$13,458
Estimated fair value of net tangible assets acquired:
Total current assets	$1,009
Total non-current assets	239
Total liabilities	(417)
Net tangible assets acquired	$831
Referral relationships	1,915
Non-compete	525
Tradename	2,164
Goodwill	19,213
Fair value of non-controlling interest	(11,190)
$13,458

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

The purchase prices for the 2015 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,965
Seller notes	1,800
Total consideration	$20,765
Estimated fair value of net tangible assets acquired:
Total current assets	$1,969
Total non-current assets	1,070
Total liabilities	(1,040)
Net tangible assets acquired	$1,999
Referral relationships	3,070
Non-compete	734
Tradename	3,317
Goodwill	23,937
Fair value of non-controlling interest	(12,292)
$20,765

For the 2016 and 2015 acquisitions that occurred after June 30, 2015, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the six months ended June 30, 2016, the Company acquired additional interests in two partnerships and sold interests in two partnerships. The interests in the partnerships purchased ranged from 23% to 35%.  The aggregate purchase price paid was $388,000 in cash and $388,000 in a seller note, that is payable in two principal installments of $194,000 each in February 2017 and 2018.  The purchase price included $59,000 of undistributed earnings.  The remaining $716,000, less future tax benefits of $274,000, was recognized as an adjustment to additional paid-in capital.

During the six months ended June 30, 2016, the Company sold a 4% interest in one partnership and 35% in another.  The sales prices included aggregate cash of $138,000 plus notes receivable of $148,000 with payments due monthly based on percentages of distributions and bonuses earned by the purchasers.  The total sales price of $286,000, less the tax effect of $110,000, was charged to additional paid-in capital.

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

5. REDEEMABLE NON-CONTROLLING INTERESTS

In 2016, the Company purchased an additional interest in a partnership which was classified as redeemable non-controlling interest. The purchase price was $1.2 million in cash and $0.1 million in a seller note that is due and payable, with any accrued interest, in January 2018.

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interests of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income.

For the six months ended June 30, 2016, the following table details the changes in the carrying amount of redeemable non-controlling interests:

Six Months Ended June 30, 2016
Beginning balance	$8,843
Operating results allocated to redeemable non-controlling interest partners	512
Distributions to redeemable non-controlling interest partners	(428)
Reclass of non-controlling interest	976
Payments for purchase of redeemable non-controlling interests	(1,262)
Ending balance	$8,641

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2016
Beginning balance	$171,547
Goodwill acquired during the period	19,213
Goodwill adjustments for purchase price allocation of business acquired	508
Ending balance	$191,268

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Tradenames, net of accumulated amortization of $212 and $170, respectively	$19,784	$17,660
Referral relationships, net of accumulated amortization of $4,438 and $3,763, respectively	12,108	10,866
Non-compete agreements, net of accumulated amortization of $3,136 and $2,855, respectively	2,017	1,770
	$33,909	$30,296

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Tradenames	$21	$21	$42	$42
Referral relationships	352	245	675	491
Non-compete agreements	147	104	281	208
	$520	$370	$998	$741

Based on the balance of referral relationships and non-compete agreements as of June 30, 2016, the expected amount to be amortized in 2016 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount

2016	83	2016	1,379	2016	573
2017	84	2017	1,408	2017	546
2018	83	2018	1,362	2018	490
2019	80	2019	1,273	2019	418
		2020	1,273	2020	203
		2021	1,273	2021	65
		2022	1,224
		2023	1,117
		2024	997
		2025	891
		2026	430
		2027	135
		2028	19

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Salaries and related costs	$16,237	$9,414
Group health insurance claims	2,194	2,276
Credit balances due to patients and payors	3,549	1,472
Other	4,293	3,434
Total	$26,273	$16,596

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Credit Agreement average effective interest rate of 2.3% inclusive of unused fee	$42,500	$44,000
Various notes payable with $1,044 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.5% per annum	5,591	5,110
	48,091	49,110
Less current portion	(1,044)	(775)
Long term portion	$47,047	$48,335

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement, as defined below, with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015 and January 2016 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year.

On June 30, 2016, $42.5 million was outstanding on the Amended Credit Agreement resulting in $82.5 million of availability. As of June 30, 2016, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2016 and the purchases of a non-controlling interests, the Company entered into notes payable in the aggregate amount of $1.0 million of which an aggregate principal payment of $444,000 is due in 2017 and $570,000 in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $4.9 million of which an aggregate principal payment of $575,000 was due in 2016 (of which $325,000 was paid prior to June 30, 2016), $525,000 in 2017, $1.9 million in 2018 and $1.9 million in 2019. Interest accrues in the range of 3.25% to 3.5% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to June 30, 2016 are as follows (in thousands):

During the twelve months ended June 30, 2017	$1,044
During the twelve months ended June 30, 2018	1,470
During the twelve months ended June 30, 2019	45,577
$48,091

10. COMMON STOCK

From September 2001 through December 31, 2008, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). The Amended Credit Agreement permits share repurchases of up to $15,000,000, subject to compliance with convenants. The Company is required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 249,128 shares (based on the closing price of $60.21 on June 30, 2016) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2016.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of June 30, 2016, we operated 516 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of June 30, 2016.

During the six months of 2016 and the year ended 2015, we acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018.  In addition, we acquired a single clinic practice in June 2016 for $50,000.

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

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Number of clinics, at the end of period	516	501	516	501
Working Days	64	64	128	127
Average visits per day per clinic	25.6	24.4	25.2	23.6
Total patient visits	840,020	776,867	1,648,301	1,489,722
Net patient revenue per visit	$105.27	$104.85	$105.25	$105.56

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

•	Net revenues increased to $90.4 million for the three months ended June 30, 2016 (“2016 Second Quarter”) from $83.3 million for the three months ended June 30, 2015 (“2015 Second Quarter”) primarily due to an increase in visits of 63,100 from 776,900 for the 2015 Second Quarter to 840,000 for the 2016 Second Quarter and increase in the average net patient revenue per visit for the 2016 Second Quarter to $105.27 from $104.85 in the 2015 Second Quarter.

•	Net income attributable to our common shareholders from operations prior to revaluation of redeemable non-controlling interests, net of tax (“operating results”) for the 2016 Second Quarter was $7.1 million versus $6.3 million for the 2015 Second Quarter. Operating results was $0.57 per diluted share for the 2016 period and $0.51 for the 2015 period. Total diluted shares were 12.5 million for the 2016 Second Quarter and 12.4 million for the 2015 Second Quarter.

Net Patient Revenues

•	Net patient revenues increased to $88.4 million for the 2016 Second Quarter from $81.5 million for the 2015 Second Quarter, an increase of $6.9 million, or 8.6%, due to visits of 44,700 from clinics opened or acquired between July 1, 2015 and June 30, 2016 (“New Clinics”) and an increase in visits of 18,400 from clinics opened or acquired prior to July 1, 2015 (“Mature Clinics”) and a slight increase in the net patient revenue per visit of $0.42.

•	Net patient revenues related to New Clinics amounted to $5.4 million for the 2016 Second Quarter. Net patient revenues for Mature Clinics increased by $1.5 million for the 2016 Second Quarter as compared to the 2015 Second Quarter.

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

Other Revenues

Other revenues increased $0.2 million in the 2016 Second Quarter to $2.0 million from $1.8 million in the 2015 Second Quarter due to an increase in the number of physical therapy facilities managed for third parties.

Clinic Operating Costs

Clinic operating costs were $67.4 million, or 74.5% of net revenues, for the 2016 Second Quarter and $62.1 million, or 74.6% of net revenues, for the 2015 Second Quarter. The increase was primarily attributable to $4.3 million in operating costs of New Clinics and by an increase in operating costs of $1.0 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $48.8 million for the 2016 Second Quarter from $44.4 million for the 2015 Second Quarter, an increase of $4.4 million, or 10.0%. Salaries and related costs for New Clinics amounted to $3.1 million for the 2016 Second Quarter. Salaries and related costs for Mature Clinics increased by $1.3 million for the 2016 Second Quarter as compared to the 2015 Second Quarter.  Salaries and related costs as a percentage of net revenues were 54.0% for the 2016 Second Quarter and 53.3% for the 2015 Second Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $17.5 million for the 2016 Second Quarter and $16.7 million for the 2015 Second Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.2 million for the 2016 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.4 million in the 2016 Second Quarter compared to the 2015 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.4% for the 2016 Second Quarter and 20.0% for the 2015 Second Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.0 million for the 2016 Second Quarter and $1.1 million for the 2015 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.1% for the 2016 Second Quarter and 1.3% for the 2015 Second Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.1% at June 30, 2016, as compared to 3.8% at December 31, 2015. Our day’s sales outstanding were 38 days at June 30, 2016 and 36 days at December 31, 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $8.0 million for the 2016 Second Quarter and $7.6 million for the 2015 Second Quarter. As a percentage of net revenues, corporate office costs were 8.9% for the 2016 Second Quarter and 9.1% for the 2015 Second Quarter.

Interest Expense

Interest expense increased to $320,000 in the 2016 Second Quarter compared to $245,000 in the 2015 Second Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At June 30, 2016, $42.5 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $4.7 million for the 2016 Second Quarter and $4.2 million for the 2015 Second Quarter. During the 2016 and 2015 Second Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.8% and 40.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $3.0 million for the 2016 Second Quarter and $2.8 million for the 2015 Second Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 13.0% for the 2016 Second Quarter and 13.3% for the 2015 Second Quarter.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

•	Net revenues increased to $177.3 million for the six months ended June 30, 2016 (“2016 First Six Months”) from $160.5 million for the six months ended June 30, 2015 (“2015 First Six Months”) primarily due to an increase in visits of 158,600 from 1,489,700 for the 2015 First Six Months to 1,648,300 for the 2016 First Six Months and offset by a slight decrease in the average net patient revenue per visit for the 2016 First Six Months to $105.25 from $105.56 in the 2015 First Six Months.

•	Operating results for the 2016 First Six Months were $12.4 million versus $10.5 million for the 2015 First Six Months. Operating results were $0.99 per diluted share for the 2016 period and $0.85 for the 2015 period. Total diluted shares were 12.5 million for the 2016 First Six Months and 12.4 million for the 2015 First Six Months.

Net Patient Revenues

•	Net patient revenues increased to $173.5 million for the 2016 First Six Months from $157.3 million for the 2015 First Six Months, an increase of $16.2 million, or 10.3%, due to visits of 71,300 from New Clinics and an increase in visits of 87,300 from Mature Clinics offset by a slight decrease in the net patient revenue per visit of $0.31.

•	Net patient revenues related to New Clinics amounted to $8.7 million for the 2016 First Six Months. Net patient revenues for Mature Clinics increased by $7.5 million for the 2016 First Six Months as compared to the 2015 First Six Months.

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

Other Revenues

Other revenues increased $0.6 million in the 2016 First Six Months to $3.9 million from $3.3 million in the 2015 First Six Months due to an increase in the number of physical therapy facilities managed for third parties.

Clinic Operating Costs

Clinic operating costs were $133.8 million, or 75.4% of net revenues, for the 2016 First Six Months and $122.5 million, or 76.3% of net revenues, for the 2015 First Six Months. The increase was primarily attributable to $7.0 million in operating costs of New Clinics and by an increase in operating costs of $4.3 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $96.6 million for the 2016 First Six Months from $87.5 million for the 2015 First Six Months, an increase of $9.1 million, or 10.5%. Salaries and related costs for New Clinics amounted to $5.0 million for the 2016 First Six Months. Salaries and related costs for Mature Clinics increased by $4.1 million for the 2016 First Six Months as compared to the 2015 First Six Months.  Salaries and related costs as a percentage of net revenues were 54.5% for both periods.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $35.1 million for the 2016 First Six Months and $33.0 million for the 2015 First Six Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.0 million for the 2016 First Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.1 million in the 2016 First Six Months compared to the 2015 First Six Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.8% for the 2016 First Six Months and 20.6% for the 2015 First Six Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.0 million for the 2016 First Six Months and $2.1 million for the 2015 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.2% for the 2016 First Six Months and 1.3% for the 2015 First Six Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.1% at June 30, 2016, as compared to 3.8% at December 31, 2015. Our day’s sales outstanding were 38 days at June 30, 2016 and 36 days at December 31, 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $17.0 million for the 2016 First Six Months and $15.3 million for the 2015 First Six Months. As a percentage of net revenues, corporate office costs were 9.6% for the 2016 First Six Months and 9.5% for the 2015 First Six Months.

Interest Expense

Interest expense increased to $628,000 in the 2016 First Six Months compared to $510,000 in the 2015 First Six Months due to a higher average balance outstanding under our Amended Credit Agreement.  At June 30, 2016, $42.5 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $8.2 million for the 2016 First Six Months and $7.0 million for the 2015 First Six Months. During the 2016 and 2015 First Six Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.8% and 40.0%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $5.3 million for the 2016 First Six Months and $4.8 million for the 2015 First Six Months. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 12.3% for the 2016 First Six Months and 12.6% for the 2015 First Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2016 and December 31, 2015, we had $20.5 million and $15.8 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least June 2017. Significant acquisitions would likely require additional financing.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018.  This agreement was amended in August 2015 and January 2016 and is hereinafter referred to as the “Amended Credit Agreement”. The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.  On June 30, 2016, $42.5 million was outstanding on the revolving credit facility resulting in $82.5 million of availability, and we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $4.7 million from December 31, 2015 to June 30, 2016 was due primarily to $33.4 million provided by operations and $1.5 million of net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($13.0 million), distributions to non-controlling interests ($5.2 million), funding of cash dividends to our shareholders ($4.3 million), purchases of fixed assets ($3.5 million), acquisitions of non-controlling interests ($1.4 million), and payments on notes payable ($0.5 million).

On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018.

On December 31, 2015, we acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $0.4 million in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other one is due in April 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other one is due in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest in August 2016.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses and purchases of non-controlling interests that occurred in 2014 through June 2016. For those acquisitions, we entered into several notes payables aggregating $6.4 million. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 3.5% per annum, subject to adjustment. At June 30, 2016, the balance on these notes payable was $5.6 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2016, we have accrued $2.1 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). Our Amended Credit Agreement permits share repurchases of up to $15,000,000, subject to compliance with convenants. We are required to retire shares purchased under the March 2009 Authorization.

There is no expiration date for the share repurchase program. As of June 30, 2016, there are currently an additional estimated 249,128 shares (based on the closing price of $60.21 on June 30, 2016)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2016.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	possible legal actions, which could subject us to increased costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions including the purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining adequate insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See Risk Factors in Item 1A of our Annual Report on Form 10-K.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking within the meaning under Section 21E of the Securities Exchange Act of 1934, as (the “Exchange Act”). These statements contain forward-looking information relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	possible legal actions, which could subject us to increased costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2016, $42.5 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2016, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $425,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 5, 2016	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith