Form 10-Q
period 2016-09-30
U S PHYSICAL THERAPY INC /NV
filed 2016-11-04
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 4, 2016, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,521,926.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,024	$15,778
Patient accounts receivable, less allowance for doubtful accounts of $1,770 and $1,444, respectively	38,522	36,231
Accounts receivable - other, less allowance for doubtful accounts of $-0- and $198, respectively	2,272	2,388
Other current assets	10,800	5,785
Total current assets	66,618	60,182
Fixed assets:
Furniture and equipment	46,996	44,749
Leasehold improvements	26,206	25,160
Fixed assets, gross	73,202	69,909
Less accumulated depreciation and amortization	55,760	53,255
Fixed assets, net	17,442	16,654
Goodwill	191,231	171,547
Other identifiable intangible assets, net	33,389	30,296
Other assets	1,221	1,234
Total assets	$309,901	$279,913
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$2,181	$1,636
Accrued expenses	23,216	16,596
Current portion of notes payable	986	775
Total current liabilities	26,383	19,007
Notes payable	4,546	4,335
Revolving line of credit	36,000	44,000
Deferred rent	1,313	1,395
Deferred taxes	13,727	8,355
Other long-term liabilities	860	868
Total liabilities	82,829	77,960
Commitments and contingencies
Redeemable non-controlling interests	8,334	8,843
Equity:
U.S. Physical Therapy, Inc. shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,734,963 and 14,635,874 shares issued, respectively	147	146
Additional paid-in capital	49,506	45,251
Retained earnings	160,746	149,016
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total U. S. Physical Therapy, Inc. shareholders’ equity	178,771	162,785
Non-controlling interests	39,967	30,325
Total equity	218,738	193,110
Total liabilities and equity	$309,901	$279,913

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net patient revenues	$86,411	$82,154	259,893	239,412
Other revenues	1,933	1,895	5,789	5,166
Net revenues	88,344	84,049	265,682	244,578
Clinic operating costs:
Salaries and related costs	49,868	46,594	146,509	134,044
Rent, clinic supplies, contract labor and other	17,885	17,428	52,938	50,434
Provision for doubtful accounts	917	1,067	2,962	3,119
Closure costs	9	88	54	125
Total clinic operating costs	68,679	65,177	202,463	187,722
Gross margin	19,665	18,872	63,219	56,856
Corporate office costs	7,610	6,923	24,640	22,173
Operating income	12,055	11,949	38,579	34,683
Interest and other income, net	21	24	62	48
Interest expense	(326)	(255)	(954)	(765)
Income before taxes	11,750	11,718	37,687	33,966
Provision for income taxes	3,778	3,654	11,975	10,634
Net income including non-controlling interests	7,972	8,064	25,712	23,332
Less: net income attributable to non-controlling interests	(2,259)	(2,246)	(7,600)	(7,044)
Net income attributable to common shareholders	$5,713	$5,818	$18,112	$16,288

Basic earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.46	$0.47	$1.45	$1.32
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	(0.03)
Basic	$0.46	$0.47	$1.45	$1.29

Diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.46	$0.47	$1.45	$1.32
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	(0.03)
Diluted	$0.46	$0.47	$1.45	$1.29

Shares used in computation:
Basic and diluted	12,520	12,421	12,494	12,382

Dividends declared per common share	$0.17	$0.15	$0.51	$0.45

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)
	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$25,712	$23,332
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	6,210	5,656
Provision for doubtful accounts	2,962	3,119
Equity-based awards compensation expense	3,748	3,368
Loss (gain) on sale of fixed assets	31	3
Excess tax benefit from equity-based awards	(798)	(816)
Deferred income tax	5,688	3,181
Other	-	180
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,548)	(4,148)
Decrease (increase) in accounts receivable - other	116	(145)
Increase in other assets	(4,979)	(1,485)
Increase (decrease) in accounts payable and accrued expenses	5,178	(3,766)
Increase in other liabilities	708	380
Net cash provided by operating activities	42,028	28,859

INVESTING ACTIVITIES
Purchase of fixed assets	(5,620)	(4,690)
Purchase of businesses, net of cash acquired	(12,958)	(14,434)
Acquisitions of non-controlling interests (including redeemable non-controlling interests)	(1,800)	(2,802)
Proceeds on sale of fixed assets, net	42	71
Net cash used in investing activities	(20,336)	(21,855)

FINANCING ACTIVITIES
Distributions to non-controlling interests (including redeemable non-controlling interests)	(8,271)	(6,836)
Cash dividends to shareholders - funded	(6,382)	(5,586)
Proceeds from revolving line of credit	128,000	75,000
Payments on revolving line of credit	(136,000)	(63,500)
Principal payments on notes payable	(592)	(616)
Tax benefit from equity-based awards	798	816
Other	1	5
Net cash used in financing activities	(22,446)	(717)

Net (decrease) increase in cash and cash equivalents	(754)	6,287
Cash and cash equivalents - beginning of period	15,778	14,271
Cash and cash equivalents - end of period	$15,024	$20,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,051	$5,659
Interest	$770	$616
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$514	$1,240
Acquisition of non-controlling interest - seller financing portion	$500	$1,350
Revaluation of redeemable non-controlling interests	$-	$627
Sale of non-controlling interests	$(148)	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S. Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2015	14,636	$146	$45,251	$149,016	(2,215)	$(31,628)	$162,785	$30,325	$193,110
Net tax benefit from equity-based awards	-	-	798	-	-	-	798	-	798
Issuance of restricted stock	99	1	-	-	-	-	1	-	1
Cancellation of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	3,748	-	-	-	3,748	-	3,748
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	211	-	-	-	211	-	211
Purchase of business	-	-	-	-	-	-	-	11,190	11,190
Acquisitions of non-controlling interests, net	-	-	(502)	-	-	-	(502)	(124)	(626)
Reclass to redeemable non-controlling interests	-	-	-	-	-	-	-	(976)	(976)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(7,500)	(7,500)
Cash dividends to shareholders	-	-	-	(6,382)	-	-	(6,382)	-	(6,382)
Net income	-	-	-	18,112	-	-	18,112	7,052	25,164
Balance September 30, 2016	14,735	$147	$49,506	$160,746	(2,215)	$(31,628)	$178,771	$39,967	$218,738

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships.  The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

During the first nine months of 2016 and the year ended 2015, the Company acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

As of September 30, 2016, the Company operated 524 clinics in 42 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of September 30, 2016.

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

Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2016, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluations of goodwill in 2016 did not result in any goodwill amounts that were deemed impaired. During the nine months ended September 30, 2016, the Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained.

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

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those outside owners that have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchases the non-controlling interest of the particular limited partner. At September 30, 2016, the redeemable non-controlling interests reflect the book value of certain non-controlling interests for which is it not deemed probable that the limited partner will assert the redemption rights. The redeemable non-controlling interests will be adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and will be adjusted each reporting period thereafter. The adjustments are charged to additional paid-in capital and are not reflected in the statements of net income. Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the charge in the earnings per share calculation.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (‘‘SGR’’) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (‘‘CMS’’) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions. For services provided between January 1, 2015 and June 30, 2015 a 0% payment update was applied to the Medicare physician fee schedule payment rates; for services provided between July 1, 2015 and December 31, 2015 a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2016 a 0.3% decrease is being applied to the fee schedule payment rates, and for 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. The payment adjustments proposed by CMS for 2017 is a .08% reduction. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extends the 2% reductions to Medicare payments through fiscal year 2025.

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

The Physician Quality Reporting System, or ‘‘PQRS,’’ is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by ‘‘eligible professionals.’’ Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our certified rehabilitation agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as certified rehabilitation agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016 and 2017. As required under the MACRA, the PQRS program will be replaced with the Merit-Based Incentive Payment System (MIPS) on January 1, 2017. Physical therapists and occupational therapists are not required to participate in the MIPS program until January 1, 2019 or later, as determined by CMS.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the nine months ended September 30, 2016, net revenue from Medicare accounts for approximately $61.8 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2016.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2016 and 2015. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2016.

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

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits and a company’s payments to cover tax bills for the recipients' shares should be classified.  Currently, excess tax benefits are recorded in additional paid-in capital, but will now become a component of the income tax provision/benefit in the period in which they occur.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years but early adoption is allowed.  The Company plans to adopt this accounting treatment in the fourth quarter of 2016.  The adoption will increase earnings by an estimated $1.0 million, or $0.09 per share, for the full fiscal year 2016 as noted in the table below.   The election to record forfeitures in the period they occur is consistent with the Company’s past approach and the Company believes the effect to be immaterial on the consolidated financial statements.  The credit to the tax provision is detailed by quarter in the following table:

Period	Credit to Tax Provision	Per Share
Three Months Ended March 31, 2016	$323,000	$0.03
Three Months Ended June 30, 2016	$233,000	$0.02
Three Months Ended September 30, 2016	$242,000	$0.02
Three Months Ended December 31, 2016 (estimate)	$198,500	$0.02
Year Ended December 31, 2016 (estimate)	$996,500	$0.09

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.

2. EARNINGS PER SHARE

The computations of basic and diluted earnings per share for the Company are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non controlling interests, net of tax	$5,713	$5,818	$18,112	$16,288
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	(376)
	$5,713	$5,818	$18,112	$15,912
Basic and diluted earnings per share attributable to common shareholders:
From operations prior to revaluation of redeemable non-controlling interests, net of tax	$0.46	$0.47	$1.45	$1.32
Charges to additional paid-in-capital - revaluation of redeemable non-controlling interests, net of tax	-	-	-	(0.03)
	$0.46	$0.47	$1.45	$1.29

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,520	12,421	12,494	12,382

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

The purchase price for the 2016 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,958
Seller notes	500
Total consideration	$13,458
Estimated fair value of net tangible assets acquired:
Total current assets	$1,056
Total non-current assets	239
Total liabilities	(381)
Net tangible assets acquired	$914
Referral relationships	1,915
Non-compete	525
Tradename	2,164
Goodwill	19,130
Fair value of non-controlling interest	(11,190)
$13,458

On December 31, 2015, the Company acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other is due in April 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other is due in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that was paid plus accrued interest in August 2016.

The purchase prices for the 2015 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,965
Seller notes	1,800
Total consideration	$20,765
Estimated fair value of net tangible assets acquired:
Total current assets	$1,952
Total non-current assets	1,070
Total liabilities	(1,068)
Net tangible assets acquired	$1,954
Referral relationships	3,070
Non-compete	734
Tradename	3,317
Goodwill	23,982
Fair value of non-controlling interest	(12,292)
$20,765

For the 2016 and 2015 acquisitions that occurred after September 30, 2015, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

4. ACQUISITIONS OF NON-CONTROLLING INTERESTS

During the nine months ended September 30, 2016, the Company acquired additional interests in four partnerships and sold interests in two partnerships. The interests in the partnerships purchased ranged from 23% to 35%.  The aggregate purchase price paid was $803,000 in cash and $388,000 in a seller note, that is payable in two principal installments of $194,000 each in February 2017 and 2018.  The purchase price included $85,000 of undistributed earnings.  The remaining $1,106,000, less future tax benefits of $426,000, was recognized as an adjustment to additional paid-in capital.

During the nine months ended September 30, 2016, the Company sold a 4% interest in one partnership and 35% in another.  The sales prices included aggregate cash of $138,000 plus notes receivable of $148,000 with payments due monthly based on percentages of distributions and bonuses earned by the purchasers.  The total sales price of $286,000, less the tax effect of $110,000, was charged to additional paid-in capital.

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

5. REDEEMABLE NON-CONTROLLING INTERESTS

During the nine months ended September 30, 2016, the Company purchased an additional interest in a partnership which was classified as redeemable non-controlling interest. The purchase price was $1.2 million in cash and $0.1 million in a seller note that is due and payable, with any accrued interest, in January 2018.

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights that are currently exercisable, and that, if exercised, require that the Company purchase the non-controlling interests of those owners.  The redeemable non-controlling interests are adjusted to the fair value in the reporting period in which the Company deems it probable that the limited partner will assert the redemption rights and it will be adjusted each reporting period thereafter.  The adjustments are charged to additional paid-in capital and are not reflected in the consolidated statements of net income.

For the nine months ended September 30, 2016, the following table details the changes in the carrying amount of redeemable non-controlling interests:

Nine Months Ended September 30, 2016
Beginning balance	$8,843
Operating results allocated to redeemable non-controlling interest partners	548
Distributions to redeemable non-controlling interest partners	(771)
Reclass of non-controlling interest	976
Payments for purchase of redeemable non-controlling interests	(1,262)
Ending balance	$8,334

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2016
Beginning balance	$171,547
Goodwill acquired during the period	19,130
Goodwill adjustments for purchase price allocation of business acquired	554
Ending balance	$191,231

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Tradenames, net of accumulated amortization of $232 and $170, respectively	$19,763	$17,660
Referral relationships, net of accumulated amortization of $4,790 and $3,763, respectively	11,755	10,866
Non-compete agreements, net of accumulated amortization of $3,294 and $2,855, respectively	1,871	1,770
	$33,389	$30,296

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Tradenames	$20	$20	$62	$62
Referral relationships	352	245	1,027	736
Non-compete agreements	148	104	429	311
	$520	$369	$1,518	$1,109

Based on the balance of referral relationships and non-compete agreements as of September 30, 2016, the expected amount to be amortized in 2016 and thereafter by year is as follows (in thousands):

Tradename		Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount	Years	Annual Amount

2016	83	2016	1,379	2016	573
2017	84	2017	1,408	2017	546
2018	83	2018	1,362	2018	490
2019	80	2019	1,273	2019	418
		2020	1,273	2020	203
		2021	1,273	2021	65
		2022	1,224
		2023	1,117
		2024	997
		2025	891
		2026	430
		2027	135
		2028	19

8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Salaries and related costs	$13,383	$9,414
Group health insurance claims	1,771	2,276
Credit balances due to patients and payors	3,507	1,472
Other	4,555	3,434
Total	$23,216	$16,596

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$36,000	$44,000
Various notes payable with $986 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.5% per annum	5,532	5,110
	41,532	49,110
Less current portion	(986)	(775)
Long term portion	$40,546	$48,335

Effective December 5, 2013, we entered into an Amended Credit Agreement, as defined below, with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015 and January 2016 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year.

On September 30, 2016, $36.0 million was outstanding on the Amended Credit Agreement resulting in $89.0 million of availability. As of September 30, 2016, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in 2016 and the purchases of a non-controlling interests, the Company entered into notes payable in the aggregate amount of $1.0 million of which an aggregate principal payment of $444,000 is due in 2017 and $570,000 in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $4.9 million of which an aggregate principal payment of $575,000 was due in 2016 (which was paid prior to September 30, 2016), $525,000 in 2017, $1.9 million in 2018 and $1.9 million in 2019. Interest accrues in the range of 3.25% to 3.5% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to September 30, 2016 are as follows (in thousands):

During the twelve months ended September 30, 2017	$986
During the twelve months ended September 30, 2018	1,470
During the twelve months ended September 30, 2019	39,076
$41,532

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 239,234 shares (based on the closing price of $62.70 on September 30, 2016) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2016.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2016, we operated 524 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 22 third-party facilities under management as of September 30, 2016.

During the nine months of 2016 and the year ended 2015, we acquired the following clinic groups:

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

On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other is due in January 2017. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other is due in April 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On December 31, 2015, we acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that was paid plus any accrued interest in August 2016. The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their acquisition.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Number of clinics, at the end of period	524	506	524	506
Working Days	64	64	192	191
Average visits per day per clinic	24.7	24.3	25.0	23.9
Total patient visits	822,468	782,140	2,470,769	2,271,862
Net patient revenue per visit	$105.06	$105.04	$105.19	$105.38

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

•
Net revenues increased to $88.3 million for the three months ended September 30, 2016 (“2016 Third Quarter”) from $84.0 million for the three months ended September 30, 2015 (“2015 Third Quarter”) primarily due to an increase in visits of 40,400 from 782,100 for the 2015 Third Quarter to 822,500 for the 2016 Third Quarter and a slight increase in the average net patient revenue per visit for the 2016 Third Quarter to $105.06 from $105.04 in the 2015 Third Quarter.

•
Net income attributable to our common shareholders from operations prior to revaluation of redeemable non-controlling interests, net of tax (“operating results”) for the 2016 Third Quarter was $5.7 million versus $5.8 million for the 2015 Third Quarter. Operating results was $0.46 per diluted share for the 2016 period and $0.47 for the 2015 period. Total diluted shares were 12.5 million for the 2016 Third Quarter and 12.4 million for the 2015 Third Quarter.

Net Patient Revenues

•
Net patient revenues increased to $86.4 million for the 2016 Third Quarter from $82.2 million for the 2015 Third Quarter, an increase of $4.2 million, or 5.2%, due to visits of 42,500 from clinics opened or acquired between October 1, 2015 and September 30, 2016 (“New Clinics”), offset by a slight decrease in visits of 2,100 from clinics opened or acquired prior to October 1, 2015 (“Mature Clinics”).  The net patient revenue per visit remained relatively constant in both periods.

•
Net patient revenues related to New Clinics amounted to $5.2 million for the 2016 Third Quarter. Net patient revenues for Mature Clinics decreased by $1.0 million for the 2016 Third Quarter as compared to the 2015 Third Quarter.

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

Other Revenues

Other revenues increased in the 2016 Third Quarter to $2.0 million from $1.9 million in the 2015 Third Quarter.

Clinic Operating Costs

Clinic operating costs were $68.7 million, or 77.7% of net revenues, for the 2016 Third Quarter and $65.2 million, or 77.5% of net revenues, for the 2015 Third Quarter. The increase was primarily attributable to $4.1 million in operating costs of New Clinics offset by a decrease in operating costs of $0.6 million for Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $49.9 million for the 2016 Third Quarter from $46.6 million for the 2015 Third Quarter, an increase of $3.3 million, or 7.0%. Salaries and related costs for New Clinics amounted to $2.8 million for the 2016 Third Quarter. Salaries and related costs for Mature Clinics increased by $0.5 million for the 2016 Third Quarter as compared to the 2015 Third Quarter.  Salaries and related costs as a percentage of net revenues were 56.4% for the 2016 Third Quarter and 55.4% for the 2015 Third Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $17.9 million for the 2016 Third Quarter and $17.4 million for the 2015 Third Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $1.2 million for the 2016 Third Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.7 million in the 2016 Third Quarter compared to the 2015 Third Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.2% for the 2016 Third Quarter and 20.7% for the 2015 Third Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $0.9 million for the 2016 Third Quarter and $1.1 million for the 2015 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for the 2016 Third Quarter and 1.3% for the 2015 Third Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.4% at September 30, 2016, as compared to 3.8% at December 31, 2015. Our day’s sales outstanding were 38 days at September 30, 2016 and 36 days at December 31, 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $7.6 million for the 2016 Third Quarter and $6.9 million for the 2015 Third Quarter. As a percentage of net revenues, corporate office costs were 8.6% for the 2016 Third Quarter and 8.2% for the 2015 Third Quarter.

Interest Expense

Interest expense increased to $326,000 in the 2016 Third Quarter compared to $255,000 in the 2015 Third Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At September 30, 2016, $36.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $3.8 million for the 2016 Third Quarter and $3.7 million for the 2015 Third Quarter. During the 2016 and 2015 Third Quarters, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.8% and 38.6%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.3 million for the 2016 Third Quarter and $2.2 million for the 2015 Third Quarter. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 11.5% for the 2016 Third Quarter and 11.9% for the 2015 Third Quarter.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

•
Net revenues increased to $265.7 million for the nine months ended September 30, 2016 (“2016 First Nine Months”) from $244.6 million for the nine months ended September 30, 2015 (“2015 First Nine Months”) primarily due to an increase in visits of 198,900 from 2,271,900 for the 2015 First Nine Months to 2,470,800 for the 2016 First Nine Months and offset by a slight decrease in the average net patient revenue per visit for the 2016 First Nine Months to $105.19 from $105.38 in the 2015 First Nine Months.

•
Operating results for the 2016 First Nine Months were $18.1 million versus $16.3 million for the 2015 First Nine Months. Operating results were $1.45 per diluted share for the 2016 period and $1.32 for the 2015 period. Total diluted shares were 12.5 million for the 2016 First Nine Months and 12.4 million for the 2015 First Nine Months.

Net Patient Revenues

•
Net patient revenues increased to $259.9 million for the 2016 First Nine Months from $239.4 million for the 2015 First Nine Months, an increase of $20.5 million, or 8.6%, due to visits of 97,400 from New Clinics and an increase in visits of 101,500 from Mature Clinics offset by a slight decrease in the net patient revenue per visit of $0.19.

•
Net patient revenues related to New Clinics amounted to $12.1 million for the 2016 First Nine Months. Net patient revenues for Mature Clinics increased by $8.4 million for the 2016 First Nine Months as compared to the 2015 First Nine Months.

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

Other Revenues

Other revenues increased $0.6 million in the 2016 First Nine Months to $5.8 million from $5.2 million in the 2015 First Nine Months due to an increase in the number of physical therapy facilities managed for third parties.

Clinic Operating Costs

Clinic operating costs were $202.5 million, or 76.2% of net revenues, for the 2016 First Nine Months and $187.7 million, or 76.8% of net revenues, for the 2015 First Nine Months. The increase was primarily attributable to $9.4 million in operating costs of New Clinics and by an increase in operating costs of $5.4 million for Mature Clinics, primarily for those clinics opened or acquired during the first nine months of 2015. For 2016, these clinics contain results for the full nine months.  Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $146.5 million for the 2016 First Nine Months from $134.0 million for the 2015 First Nine Months, an increase of $12.5 million, or 9.3%. Salaries and related costs for New Clinics amounted to $6.6 million for the 2016 First Nine Months. Salaries and related costs for Mature Clinics increased by $5.9 million for the 2016 First Nine Months as compared to the 2015 First Nine Months.  Salaries and related costs as a percentage of net revenues were 55.1% for 2016 First Nine Months and 54.8% for the 2015 First Nine Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other were $52.9 million for the 2016 First Nine Months and $50.4 million for the 2015 First Nine Months. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.8 million for the 2016 First Nine Months. For Mature Clinics, rent, clinic supplies, contract labor and other decreased by $0.3 million in the 2016 First Nine Months compared to the 2015 First Nine Months. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2016 First Nine Months and 20.6% for the 2015 First Nine Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.0 million for the 2016 First Nine Months and $3.1 million for the 2015 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.1% for the 2016 First Nine Months and 1.3% for the 2015 First Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.3% at September 30, 2016, as compared to 3.8% at December 31, 2015. Our day’s sales outstanding were 38 days at September 30, 2016 and 36 days at December 31, 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $24.6 million for the 2016 First Nine Months and $22.2 million for the 2015 First Nine Months. As a percentage of net revenues, corporate office costs were 9.3% for the 2016 First Nine Months and 9.1% for the 2015 First Nine Months.

Interest Expense

Interest expense increased to $954,000 in the 2016 First Nine Months compared to $765,000 in the 2015 First Nine Months due to a higher average balance outstanding under our Amended Credit Agreement and a slight increase in the interest rate.  At September 30, 2016, $36.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $12.0 million for the 2016 First Nine Months and $10.6 million for the 2015 First Nine Months. During the 2016 and 2015 First Nine Months, we accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interests) of 39.8% and 39.5%, respectively.

Non-controlling Interests

Net income attributable to non-controlling interests was $7.6 million for the 2016 First Nine Months and $7.0 million for the 2015 First Nine Months. As a percentage of operating income before corporate office costs, net income attributable to non-controlling interests was 12.0% for the 2016 First Nine Months and 12.4% for the 2015 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2016 and December 31, 2015, we had $15.0 million and $15.8 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least September 2017. Significant acquisitions would likely require additional financing.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018.  This agreement was amended in August 2015 and January 2016 and is hereinafter referred to as the “Amended Credit Agreement”. The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on our consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.  On September 30, 2016, $36.0 million was outstanding on the revolving credit facility resulting in $89.0 million of availability, and we were in compliance with all of the covenants thereunder.

Cash and cash equivalents decreased by $0.8 million from December 31, 2015 to September 30, 2016.  $42.0 million was provided by operations. The major uses of cash for investing and financing activities included: purchase of businesses ($13.0 million), distributions to non-controlling interests ($8.3 million), net reduction  of the balance drawn on our Amended Credit Agreement ($8.0 million), funding of cash dividends to our shareholders ($6.4 million), purchases of fixed assets ($5.6 million), acquisitions of non-controlling interests ($1.8 million), and payments on notes payable ($0.6 million).

On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in February 2017 and 2018.

On December 31, 2015, we acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $0.4 million in seller notes payable that are payable in two principal installments of an aggregate of $200,000 each, plus accrued interest, in December 2016 and 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that is payable in two principal installments of $75,000 each, plus accrued interest, one of which was paid in April 2016 and the other one is due in April 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in January 2016 and the other one is due in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that was paid plus any accrued interest in August 2016.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate to certain of the acquisitions of businesses and purchases of non-controlling interests that occurred in 2014 through September 2016. For those acquisitions, we entered into several notes payables aggregating $6.4 million. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 3.5% per annum, subject to adjustment. At September 30, 2016, the balance on these notes payable was $5.6 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of September 30, 2016, we have accrued $3.5 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2016, there are currently an additional estimated 239,234 shares (based on the closing price of $62.70 on September 30, 2016)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2016.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2016, $36.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2016, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $360,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 4, 2016	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith