Form 10-K
period 2016-12-31
U S PHYSICAL THERAPY INC /NV
filed 2017-06-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM          TO____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2016 was $547,917,000 based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of June 6, 2017, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,581,237.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
None

Explanatory Note

This Annual Report on Form 10-K includes the restatement of certain of our previously issued consolidated financial statements and selected financial data.  It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Annual Report on Form 10-K.  As indicated in Note 1, Organization, Nature of Operations and Basis of Presentation – Restatement of Prior Financial Statements, in the Notes to Consolidated Financial Statements and as additionally disclosed in our current report on Form 8-K filed March 16, 2017, prior to issuing the 2016 annual financial statements, we determined we had previously incorrectly accounted for the non-controlling interests which were mandatorily redeemable.  See Footnote 2 – Significant Accounting Policies – Mandatorily Redeemable Non-Controlling Interests – for a description of the accounting for mandatorily redeemable non-controlling interests. We determined this correction was material to previously issued annual and quarterly consolidated financial statements.  The Company, in this Annual Report on Form 10-K for the year ended December 31, 2016, restated the following:

•	Consolidated Financial Statements
•	for the balance sheet as of December 31, 2015; and
•	the statements of net income, cash flows and equity for the periods ended December 31, 2015 and 2014, which will include a cumulative adjustment to the beginning balances as of January 1, 2014.
•	Selected Financial Data for the years ended December 31, 2015, 2014, 2013 and 2012.
•	Unaudited quarterly financial information for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.
•	Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2015 and 2014.

We believe that presenting all of the amended and restated information, as detailed above, in this Annual Report on Form 10-K allows investors to review all pertinent data in a single report.  In addition, our quarterly reports on Form 10-Q to be filed during 2017 will include the 2016 comparable prior quarter and year-to-date periods.  We have not filed and do not intend to file amendments to (i) our previously filed Quarterly Reports on Form 10-Q or (ii) previously filed Annual Reports on Form 10-K.  Accordingly, investors should rely only on the financial information and other disclosures regarding previous periods in this Annual Report on Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications related to the quarterly periods ended September 30, 2016, June 30, 2016 and March 31, 2016 and related to the quarters within and the years ended December 31, 2015, 2014, 2013 and 2012.

The combined impact of the adjustments and specified line items regarding the restatement is set forth in Note 1, Organization, Nature of Operations and Basis of Presentation – Restatement of Prior Financial Statements, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The following items of this Annual Report on Form 10-K are impacted as a result of the restatement.

Part I. Item 1.	Business
Part I, Item 1A.	Risk Factors
Part II, Item 6.	Selected Financial Data
Part II, Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8.	Financial Statements and Supplementary Data
Part II, Item 9A.	Controls and Procedures

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•
the risk that the restatement of prior financial statements due to the correction in the accounting method for redeemable non-controlling interests could adversely affect the Company’s ability to make timely filings with the Securities and Exchange Commission;

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its  accounting methodology for redeemable non-controlling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;

•	business and regulatory conditions including federal and state regulations;

•	governmental and other third party payor inspections, reviews, investigations and audits;

•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;

•	legal actions; which could subject us to increased operating costs and uninsured liabilities;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity and retaining key personnel;

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

•
our ability to design and maintain effective internal control over financial reporting and remediate the material weakness in internal control over financial reporting related to our accounting for redeemable non-controlling partnership interests;

•	availability, terms, and use of capital; and

•	weather and other seasonal factors.

Many factors are beyond our control. Given these uncertainties, you should not place undue reliance on our forward-looking statements. Please see the other sections of this report and our other periodic reports filed with the Securities and Exchange Commission (the “SEC”) for more information on these factors. Our forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we are under no obligation to update any forward-looking statement, regardless of the reason the statement may no longer be accurate.

PART I

ITEM 1.	BUSINESS.

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 49% through 99% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop outpatient physical therapy clinics and to acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2016, we operated 540 clinics in 42 states. The average age of the 540 clinics in operation at December 31, 2016 was 9.3 years. There were 423 clinics operated under Clinic Partnerships and the remaining clinics were operated as Wholly-Owned Facilities or through management arrangements. Of the 540 clinics, we developed 327 and acquired an interest in 213. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Washington, Maryland, Georgia, Oregon, Pennsylvania and Wisconsin. In addition to our 540 clinics, at December 31, 2016, we also managed 20 physical therapy practices for unrelated physician groups and hospitals.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition to the multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016.  During 2015, we acquired a 60% interest in a single clinic practice and, during 2014, we acquired four individual clinics in separate transactions.

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage.  The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists; in these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations.  In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2017, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

OUR CLINICS

Most of our clinics are operated by Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2016, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships, but with respect to the majority of our Clinic Partnerships, we own a limited partnership interest of 64%. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

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

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into an employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right, but not the obligation, to purchase the therapist’s partnership interest in de novo Clinic Partnerships. In connection with most of our acquired clinics, in the event that a limited minority partner’s employment ceases and certain requirements are met as detailed in the respective limited partnership agreements, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings performance as detailed in the respective agreements.

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

Our typical clinic occupies approximately 1,600 to 3,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics. We also attempt to make the decor in our clinics less institutional and more aesthetically pleasing than traditional hospital clinics.

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

	December 31, 2016		December 31, 2015		December 31, 2014
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)

Managed Care Program	$84,784	24.3%	$73,555	22.7%	$67,139	22.5%
Commercial Health Insurance	94,861	27.2%	91,845	28.3%	87,890	29.4%
Medicare/Medicaid	89,743	25.7%	79,321	24.5%	69,857	23.4%
Workers' Compensation Insurance	56,478	16.2%	60,087	18.5%	57,643	19.3%
Other	22,973	6.6%	19,485	6.0%	16,480	5.4%
Total	$348,839	100.0%	$324,293	100.0%	$299,009	100.0%

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

During the year ended December 31, 2016, approximately 27.6% of our visits and 23.4% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”).    For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”). Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

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

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the ‘‘Therapy Cap’’ or ‘‘Limit’’) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2016, the annual Limit on outpatient therapy services was  $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Effective January 1, 2017, the annual Limit on outpatient therapy services is $1,980 for combined Physical Therapy and Speech Language Pathology services and $1,980 for Occupational Therapy services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) extends the manual medical review process through December 31, 2017.

CMS adopted a multiple procedure payment reduction (‘‘MPPR’’) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (‘‘RVU’’) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. Reporting of these functional limitation codes and modifiers are required on the claim for payment.,

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2016, net revenue from Medicare accounts for approximately $81.8 million.

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

The CIA was entered into as part of the settlement by one of the Company’s Subsidiaries with the U. S. Department of Justice related to certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic. The settlement resolved claims relating to whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program, including proper supervision of physical therapist assistants. The Subsidiary paid $718,000 in 2015 to resolve the matter, and the Subsidiary and the Company entered into the CIA.  The Subsidiary no longer conducts any business.

EMPLOYEES

At December 31, 2016, we employed approximately 3,800 people, of which 2,600 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

In the states in which our current clinics are located, persons performing designated physical therapy services are required to be licensed by the state. Based on standard employee screening systems in place, all persons currently employed by us who are required to be licensed are licensed. We are not aware of any federal licensing requirements applicable to our employees.

AVAILABLE INFORMATION

This Annual Report on Form 10-K includes the restatement of certain of our previously issued consolidated financial statements and selected financial data.  It also amends previously filed management’s discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Annual Report on Form 10-K.  As indicated in Note 1, Organization, Nature of Operations and Basis of Presentation – Restatement of Prior Financial Statements, in the Notes to Consolidated Financial Statements and as additionally disclosed in our current report on Form 8-K filed March 16, 2017, prior to issuing the 2016 annual financial statements, we determined we had previously incorrectly accounted for the non-controlling interests which were mandatorily redeemable.  See Footnote 2 – Significant Accounting Policies – Mandatorily Redeemable Non-Controlling Interests – for a description of the accounting for mandatorily redeemable non-controlling interests. We determined this correction was material to previously issued annual and quarterly consolidated financial statements.  The Company, in this Annual Report on Form 10-K for the year ended December 31, 2016, restated the following:

•	Consolidated Financial Statements
•	for the balance sheet as of December 31, 2015; and
•	the statements of net income, cash flows and equity for the periods ended December 31, 2015 and 2014, which will include a cumulative adjustment to the beginning balances as of January 1, 2014.
•	Selected Financial Data for the years ended December 31, 2015, 2014, 2013 and 2012.
•	Unaudited quarterly financial information for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015.
•	Management’s discussion and analysis of financial condition and results of operations as of and for the years ended December 31, 2015 and 2014.

ITEM 1A.	RISK FACTORS.

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

Risks related to our business and operations

We have identified a material weakness in our internal control over financial reporting which resulted in a material misstatement in our previously issued consolidated financial statements and a failure to meet our reporting obligations.

We have identified a material weakness in our internal control over financial reporting relating to the accounting for mandatorily redeemable non-controlling interest.  As a result of such weakness, we concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective and had to restate certain prior consolidated financial statements.  This contributed to a delay in the filing of this Annual Report.  For further information regarding this matter, refer to Item 9A – Controls and Procedures.

Unless remediated, this material weakness could result in additional material misstatements to our interim or annual consolidated financial statements and disclosures that may not be prevented or detected on a timely basis.  In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities.  Management’s ongoing assessment of disclosure controls and procedures as well as internal control over financial reporting may in the future identify additional weaknesses and conditions that need to be addressed.  Any failure to improve our disclosure controls and procedures or internal controls over financial reporting to address identified weaknesses in the future, if they were to occur, could prevent us from maintaining accurate accounting records and discovering material accounting errors.  Our Company could suffer damage to its business and reputation arising from the correction in accounting method for redeemable non-controlling partnership interests, including claims or proceedings relating to such matters.   Any of these results could adversely affect our business and the value of our common stock.

Failure to maintain effective internal control over our financial reporting could have an adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to produce our consolidated financial statements in accordance with the requirements of accounting principles generally accepted in the United States of America. Effective internal control over financial reporting is necessary for us to provide reliable financial reports, to help mitigate the risk of fraud and to operate successfully. We are required by federal securities laws to document and test our internal control procedures in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting.

Testing and maintaining our internal control over financial reporting can be expensive and divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in our company and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

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

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business—Regulation and Healthcare Reform” and “Business – Compliance” in Item 1.

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

Decreases in Medicare reimbursement rates, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2017 through 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”).    For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”). Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

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

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary (i.e., the ‘‘Therapy Cap’’ or ‘‘Limit’’) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2016, the annual Limit on outpatient therapy services was $1,960 for Physical and Speech Language Pathology Services combined and $1,960 for Occupational Therapy Services. Effective January 1, 2017, the annual Limit on outpatient therapy services is $1,980 for combined Physical Therapy and Speech Language Pathology services and $1,980 for Occupational Therapy services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) extends the manual medical review process through December 31, 2017.

CMS adopted a multiple procedure payment reduction (‘‘MPPR’’) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (‘‘RVU’’) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. Since 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%. In addition, the MCTRA directed CMS to implement a claims-based data collection program to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes. All practice settings that provide outpatient therapy services are required to include this data on the claim form. Since 2013, therapists have been required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge. Reporting of these functional limitation codes and modifiers are required on the claim for payment.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2016, net revenue from Medicare accounts for approximately $81.8 million.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2016, approximately 74.3% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 25.7% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

We may be adversely affected by a cyber-attack that could compromise our information technologies, which may cause a violation of HIPAA or HITECH.

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information, which is subject to HIPAA and HITECH. We maintain our information technology systems with safeguards protecting against cyber-attacks, including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber-attack could not occur. A cyber-attack that bypasses our information technology security systems could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our information technology business systems resulting in a material adverse effect on our business, financial condition, and results of operations or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

At December 31, 2016, we had reserved approximately 566,000 shares for future equity grants. 216,000 shares of common stock pursuant to our equity plans are registered for sale or resale on currently effective registration statements and have been approved by stockholders. The remaining 350,000 shares have been approved by the stockholders and will be register for sale or resale in 2017.  We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We received comment letters from the SEC Staff regarding our historical accounting for mandatorily redeemable non-controlling interests.  We responded to the Staff’s letters and have had several discussions with them. The financial statements included in the Annual Report have been restated to reflect our interpretation and application of the technical accounting requirements associated with mandatorily redeemable non-controlling interests.

ITEM 2.	PROPERTIES.

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,600 to 3,000 square feet.

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in April 2022. We currently occupy approximately 39,452 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business. On March 31, 2017, an alleged shareholder of the Company filed a putative class action lawsuit in the United States District Court for the Southern District of New York against the Company, chief executive officer Christopher J. Reading, chief financial officer Lawrance C. McAfee and corporate controller, Jon C. Bates, alleging, inter alia, that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks a declaration that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified compensatory damages in an amount to be determined at trial and interest, costs and expenses.  The proceeding is in its initial stages and the defendants have not yet answered, moved against or otherwise responded to the complaint, though they intend to defend themselves vigorously.

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

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of June 6, 2017, there were 68 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2016		2015
Quarter	High	Low	High	Low

First	$54.35	$45.62	$50.79	$38.17
Second	61.31	46.39	55.22	43.13
Third	64.89	57.76	56.37	42.59
Fourth	72.65	51.96	55.75	43.18

On March 28, 2017, the Board of Directors declared a dividend of $0.20 per share on all shares of common stock issued and outstanding to those shareholders of record on April 17, 2017 and, on May 25, 2017, the Board of Directors declared a dividend of $0.20 per share on all shares of common stock issued and outstanding to those shareholders of record on June 16, 2017.  The dividend declared on March 28, 2017 was paid on May 5, 2017 and the one declared on May 25, 2017 will be paid on July 7, 2017.  During 2016, we paid a regular quarterly dividend of $0.17 per share totaling $0.68 per share, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2016 of approximately $8.5 million. During 2015, we paid a quarterly dividend of $0.15 per share totaling $0.60 per share for 2015, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2015 of approximately $7.4 million. We are currently restricted from paying dividends in excess of $15,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’).

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

Prior to August 14, 2012, our common stock traded on the Nasdaq Global Select Market. On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2011 through December 31, 2016. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2011 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2016

	12/11	12/12	12/13	12/14	12/15	12/16
U. S. Physical Therapy, Inc.	100	140	179	213	273	357
NYSE Composite	100	113	139	145	136	148
NYSE Healthcare Index	100	112	145	170	176	169

ITEM 6.	SELECTED FINANCIAL DATA.

Prior to issuing the 2016 annual financial statements, the Company determined it had accounted for redeemable non-controlling interests incorrectly.  Accordingly, the Company has restated prior periods included in the selected financial data below to reflect the correction in the appropriate periods.  For more information on this matter, see Footnote 1 – Organization, Nature of Operations and Basis of Presentation – Restatement of Prior Financial Statements and Footnote 2 – Significant Accounting Policies – Mandatorily Redeemable Non-controlling interests – in the accompanying financial statements for a details of the restatement and a description of the accounting for redeemable non-controlling interests.

The following restated selected financial data from continuing operations should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
		(as restated)	(as restated)	(as restated)	(as restated)
	($ in thousands, except per share data)

Net revenues	$356,546	$331,302	$305,074	$264,058	$249,651
Operating income	$49,533	$47,294	$45,768	$38,770	$38,406

Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	$6,169	$2,670	$2,978	$1,222	$4,171
Mandatorily redeemable non-controlling interests - earnings allocable	$4,057	$3,538	$3,388	$2,642	$2,356
Debt and other	$1,252	$1,031	$1,088	$538	$557
Total interest expense	$11,478	$7,239	$7,454	$4,402	$7,084

Net income	$26,268	$26,489	$25,314	$22,981	$21,690
Net income attributable to non-controlling interests	$5,717	$5,874	$6,183	$5,869	$6,072
Net income attributable to USPH shareholders	$20,551	$20,615	$19,131	$17,112	$15,618

Per share net income attributable to USPH shareholders:
Basic	$1.64	$1.66	$1.57	$1.42	$1.32
Diluted	$1.64	$1.66	$1.57	$1.42	$1.31

Dividends declared and paid per common share	$0.68	$0.60	$0.48	$0.40	$0.76

	On December 31,
	2016	2015	2014	2013	2012
		(as restated)	(as restated)	(as restated)	(as restated)
	($ in thousands)

Total assets.	$351,231	$303,757	$268,377	$247,436	$195,015
Mandatorily redeemable non-controlling interests	$69,190	$45,974	$40,371	$38,004	$26,572
Long-term debt, less current portion	$50,596	$48,335	$34,734	$40,650	$17,575
Working capital	$41,347	$41,193	$29,347	$26,488	$29,015
Current ratio	2.68	3.17	2.15	2.14	2.78

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2016, we operated 540 clinics in 42 states. The average age of our clinics at December 31, 2016 was 9.3 years.

During 2016, 2015 and 2014, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition to the multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016.  During 2015, we acquired a 60% interest in a single clinic practice and, during 2014, we acquired four individual clinics in separate transactions.

The results of operations of the clinics we acquired have been included in our consolidated financial statements since the date of the respective acquisition.

In addition to our owned clinics, we also manage physical therapy facilities for third parties. As of December 31, 2016, we had 20 physician or hospital owned facilities under management.

Recent Restatement of Our Historical Financial Statements.  In connection with the preparation of our 2016 annual financial statements, we determined that our historical accounting for redeemable non-controlling interests of acquired partnerships was incorrect.  This error was the result of an incorrect interpretation of technical accounting guidance concerning the classification of instruments as liabilities or equity.  Specifically, we recently determined that, under applicable accounting guidance, the redemption feature included in the partnership agreements should be considered a mandatorily redeemable financial instrument.  Accordingly, such interests should be accounted for as a liability, and not as temporary equity.  This error did not affect any of our partnership agreements for de novo clinics as those agreements do not contain a redemption feature.

As a result of the restatement, we determined that a material weakness existed in our internal control over financial reporting.  We have taken steps to remediate the material weakness, which relates to our accounting for, and reporting of, non-controlling interests, by engaging in a further analysis of the applicable technical accounting requirements and developing specific policies and procedures to evaluate our compliance with such requirements when we acquire future partnerships.  See Item 9A. – Controls and Procedures – for further discussion.

Although, the accounting error caused us to be in technical violation of our Amended Credit Agreement dated December 5, 2013, we were able to obtain the necessary waivers and amendments, as applicable.  As of the date of the filing of this Annual Report, we are in compliance with all our covenants thereunder.

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

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing system may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2016. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $901,450 for the year ended December 31, 2016. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2016, 2015 and 2014 have not been material to the statement of operations.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2016	2015
Gross patient accounts receivable	$90,145	$84,584
Less contractual allowances	49,513	46,909
Subtotal - accounts receivable	40,632	37,675
Less allowance for doubtful accounts	1,792	1,444
Net patient accounts receivable	$38,840	$36,231

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2016			December 31, 2015
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$13,906	$1,939	$15,845	$12,936	$1,381	$14,317
Medicare/Medicaid	8,252	1,201	9,453	7,380	1,107	8,487
Workers Compensation*	7,550	1,107	8,657	7,945	1,144	9,089
Self-pay	2,709	2,469	5,178	2,296	1,504	3,800
Other**	1,212	287	1,499	1,165	817	1,982
Totals	$33,629	$7,003	$40,632	$31,722	$5,953	$37,675

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

We do not believe that we have any significant uncertain tax positions at December 31, 2016, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2016 and 2015.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2016 and 2015, we had six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2016, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2016, 2015 and 2014 did not result in any goodwill amounts that were deemed impaired.

Mandatorily Redeemable Non-Controlling Interests –  The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements are subject to Required Redemption (as defined in Footnote 5 – Mandatorily Redeemable Non-Controlling Interest), whether currently exercisable or not, and which currently, or in the future, require that the Company purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The Required Redemption is triggered at such time as both of the following events have occurred: 1) termination of the holder’s employment with NewCo (as defined in Footnote 5 – Mandatorily Redeemable Non-Controlling Interest), regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the applicable limited partnership agreement.

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement contains a Required Redemption, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests.  Then, in each reporting period thereafter until purchased by the Company, the redeemable non-controlling interest is adjusted to its current Redemption Amount (as defined in Footnote 5 – Mandatorily Redeemable Non-Controlling Interest).  The Company reflects any adjustment in the Redemption Amount of the mandatorily redeemable non-controlling interest in its consolidated financial statements of net income by recording the change in the redemption value and any earnings to other income and expense in the caption - Interest expense – mandatorily redeemable non-controlling interests – change in redemption value or Interest expense – mandatorily redeemable non-controlling interests – allocable earnings, respectively. See Note 5 – Mandatorily Redeemable Non-Controlling Interest for further details.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2016	Year ended December 31, 2016
2015	Year ended December 31, 2015
2014	Year ended December 31, 2014
New Clinics	Clinics opened or acquired during the year ended December 31, 2016
Mature Clinics	Clinics opened or acquired prior to January 1, 2016
2015 New Clinics	Clinics opened or acquired during the year ended December 31, 2015
2015 Mature Clinics	Clinics opened or acquired prior to January 1, 2015
2014 New Clinics.	Clinics opened or acquired during the year ended December 31, 2014
2014 Mature Clinics	Clinics opened or acquired prior to January 1, 2014
2013 New Clinics	Clinics opened or acquired during the year ended December 31, 2013

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2016	2015	2014
Number of clinics, at the end of period	540	508	489
Working Days	255	255	255
Average visits per day per clinic	25.0	24.1	22.9
Total patient visits	3,316,729	3,080,166	2,818,815
Net patient revenue per visit	$105.18	$105.28	$106.08

RESULTS OF OPERATIONS

FISCAL YEAR 2016 COMPARED TO FISCAL 2015

•	Net revenues rose 7.6 % to $356.5 million for 2016 from $331.3 million for 2015 primarily due to increases in net patient revenues which are discussed in detail below.

•
Net income attributable to USPH shareholders prior to interest expense – mandatorily redeemable non-controlling interest – change in redemption value (“operating results”) was $24.3 million in 2016, or $1.94 per diluted share, and $22.2 million in 2015, or $1.79 per diluted share.  The following table details this computation:

	For the Year Ended
	December 31, 2016	December 31, 2015
		(as restated)
Net income attributable to USPH shareholders	$20,551	$20,615

Adjustments:
Interest expense MRNCI * - change in redemption value, net of tax	3,748	1,622
Operating results	$24,299	$22,237

* Mandatorily redeemable non-controlling interest

The above table reconciles net income attributable to USPH shareholders calculated in accordance with GAAP to operating results.  Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value, net of tax.  Management uses operating results, which eliminates this non-cash item that can be subject to volatility, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures. Operating results is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

Net Patient Revenues

•
Net patient revenues increased to $348.8 million for 2016 from $324.3 million for 2015, an increase of $24.5 million, or 7.6%. The increase in net patient revenues of $24.5 million consisted of an increase of $12.8 million from New Clinics and $11.7 million from Mature Clinics of which $15.1 million was related to 2015 New Clinics offset by a decrease of $3.4 million related to 2015 Mature Clinics. During 2016, we acquired two multi-clinic groups for a total of 20 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “—Executive Summary” detailing our multi-clinic acquisitions.

•
Total patient visits increased to 3,316,800 for 2016 from 3,080,200 for 2015. The growth in patient visits was attributable to 102,800 visits in New Clinics primarily due to the acquisitions in 2016 and an increase of 133,800 visits for Mature Clinics primarily due to 2015 New Clinics.

•	The average net patient revenue per visit slightly decreased to $105.18 in 2016 from $105.28 in 2015.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $0.7 million, from $7.0 million in 2015 to $7.7 million in 2016.

Clinic Operating Costs

Clinic operating costs were $274.5 million, or 77.0% of net revenues, for 2016 and $252.9 million, or 76.3% of net revenues, for 2015. The increase was attributable to $10.9 million in operating costs for New Clinics, an increase in operating costs of $11.2 million for 2015 New Clinics, due to a full year of activity (see table detailing acquisition dates above under – “Executive Summary”), and an decrease of $0.5 million for 2014 Mature Clinics. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $198.5 million for 2016 from $180.5 million for 2015, an increase of $18.0 million, or 10.0%. Approximately $7.6 million of the increase was attributable to New Clinics, $8.0 million of the increase was due to a higher costs at various 2015 New Clinics due to a full year of activity and higher costs of $2.4 million at 2014 Mature Clinics. Salaries and related costs as a percentage of net revenues was 55.7% for 2016 and 54.5% for 2015.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other costs increased to $71.9 million for 2016 from $68.0 million for 2015, an increase of $3.9 million, or 5.6%. For 2016, New Clinics accounted for approximately $3.1 million of the increase and 2015 New Clinics accounted for approximately $3.2 million of the increase due to a full year of activity. Rent, clinic supplies, contract labor and other costs for 2015 Mature Clinics decreased $2.4 million in 2016 as compared to 2015. Rent, clinic supplies, contract labor and other costs as a percent of net revenues was 20.2% for 2016 and 20.5% for 2015.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $4.0 million for 2016 and $4.2 million for 2015. As a percentage of net patient revenues, the provision for doubtful accounts was 1.1% for 2016 and 1.3% for 2015.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 4.4% at December 31, 2016 and 3.8% at December 31, 2015. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 36 days for December 31, 2016 and for December 31, 2015. Net patient receivables in the amount of $3.6 million and $4.4 million were written-off in 2016 and 2015, respectively.

Closure Costs

For 2016 and 2015, closure costs amounted to $131,000 and $211,000, respectively.

Gross Margin

In 2016, the gross margin (net revenues less total clinic operating costs) increased by 4.7% to $82.0 million from $78.4 million in 2015. The gross margin percentage for 2016 was 23.0% as compared to 23.7% for 2015.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $32.5 million for 2016 and $31.1 million for 2015. The dollar increase is primarily due to increases in salaries, benefits and equity based compensation. Corporate office costs as a percentage of net revenues were 9.1% for 2016 and 9.4% in 2015.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value increased to $6.2 million for the year 2016 from $2.7 million in 2015.  This increase is due to the increased earnings performance of the underlying businesses.  The change in redemption value is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period.

 Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable.

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable represent the portion of earnings allocable to the holders of the mandatorily redeemable non-controlling interest.  This expense increased to $4.1 million in 2016 as compared to $3.5 million in 2015.  The increase is the result of new business acquisitions and increased performance of existing businesses.

Interest Expense – debt and other

Interest expense – debt and other was $1.3 million for 2016 and $1.0 million for 2015. At December 31, 2016, $46.0 million was outstanding under our Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”).

Provision for Income Taxes

The provision for income taxes was $11.9 million for 2016 and $13.7 million for 2015. We accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interest) of 36.6% for 2016 and 39.8% for 2015. The 2016 provision for taxes includes a reduction of $1.0 million due to the adoption of new Financial Accounting Standards Board guidance relevant to stock compensation accounting provisions.  This guidance amends how excess tax benefits should be classified.  Under the guidance, excess tax benefits will be a component of the income tax provision/benefit in the period in which they occur.  The reconciliation of the 2015 federal and state returns to our book provision was $34,000 which is included in the 2016 provision.  The 2015 tax provision includes an additional $147,000 due to reconciliation of the 2014 federal and state returns to our book provision.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $5.7 million in 2016 and $5.9 million in 2015.

FISCAL YEAR 2015 COMPARED TO FISCAL 2014

•	Net revenues rose 8.6 % to $331.3 million for 2015 from $305.1 million for 2014 primarily due to increases in net patient revenues which are discussed in detail below.

•
Net income attributable to USPH shareholders prior to interest expense – mandatorily redeemable non-controlling interest – increase in redemption value was $22.2 million in 2015, or $1.79 per diluted share, and $20.9 million in 2014, or $1.69 per diluted share.  The following table details this computation:

	For the Year Ended
	December 31, 2015	December 31, 2014
	(as restated)	(as restated)
Net income attributable to USPH shareholders	$20,615	$19,131

Adjustments:
Interest expense MRNCI * - change in redemption value, net of tax	1,622	1,809
Operating results	$22,237	$20,940

* Mandatorily redeemable non-controlling interest

The above table reconciles net income attributable to USPH shareholders calculated in accordance with GAAP to operating results.  Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value, net of tax.  Management uses operating results, which eliminates this non-cash item that can be subject to volatility, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures. Operating results is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

Net Patient Revenues

•
Net patient revenues increased to $324.3 million for 2015 from $299.0 million for 2014, an increase of $25.3 million, or 8.5%. The increase in net patient revenues of $25.3 million consisted of an increase of $15.2 million from New Clinics and $10.1 million from Mature Clinics of which $10.3 million was related to 2014 New Clinics offset by a small decrease of $0.2 million related to 2014 Mature Clinics. During 2015, we acquired four multi-clinic groups for a total of 20 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under ‘‘—Executive Summary’’ detailing our multi-clinic acquisitions.

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

Clinic Operating Costs

Clinic operating costs were $252.9 million, or 76.3% of net revenues, for 2015 and $228.9 million, or 75.0% of net revenues, for 2014. The increase was attributable to $13.9 million in operating costs for 2015 New Clinics, an increase in operating costs of $8.1 million for 2014 New Clinics and an increase of $2.0 million for 2014 Mature Clinics primarily resulting from 2013 New Clinics. Each component of clinic operating costs is discussed below.

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $180.5 million for 2015 from $163.4 million for 2014, an increase of $17.1 million, or 10.5%. Approximately $9.9 million of the increase was attributable to 2015 New Clinics and $5.6 million of the increase was due to a higher costs at various 2014 New Clinics due to a full year of activity (see table detailing acquisition dates above under ‘‘-Executive Summary’’) and higher costs of $1.6 million at 2014 Mature Clinics. Salaries and related costs as a percentage of net revenues was 54.5% for 2015 and 53.6% for 2014.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other

Rent, clinic supplies, contract labor and other costs increased to $68.0 million for 2015 from $61.2 million for 2014, an increase of $6.8 million, or 11.2%. For 2015, 2015 New Clinics accounted for approximately $3.8 million of the increase and 2014 New Clinics accounted for approximately $2.5 million of the increase due to a full year of activity. Rent, clinic supplies, contract labor and other costs for 2014 Mature Clinics increased $0.5 million in 2015 as compared to 2014. Rent, clinic supplies, contract labor and other costs as a percent of net revenues was 20.5% for 2015 and 20.1% for 2014.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $4.2 million for 2015 and $4.1 million for 2014. As a percentage of net patient revenues, the provision for doubtful accounts was 1.3% for 2015 and 1.4% for 2014.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 3.8% at December 31, 2015 and 4.8% at December 31, 2014. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience..

The average accounts receivable days outstanding were 36 days for December 31, 2015 and 39 days for December 31, 2014. Net patient receivables in the amount of $3.9 million and $4.4 million were written-off in 2015 and 2014, respectively.

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

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value was $2.7 million for the year 2015 and $3.0 million in 2014.  The change in redemption value is based on the redemption amount (which is derived from a formula based on a specified multiple of the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period.

 Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable.

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable represent the portion of earnings allocable to the holders of the mandatorily redeemable non-controlling interest.  This expense increased to $3.5 million in 2015 as compared to $3.4 million in 2014.  The increase is the result of new business acquisitions and increased performance of existing businesses.

Interest Expense – debt and other

Interest expense on debt remained relatively the same in 2015 and 2014. Interest expense was $1.0 million for 2015 and $1.1 million for 2014. At December 31, 2015, $44.0 million was outstanding under our Credit Agreement. See ‘‘—Liquidity and Capital Resources’’ below for a discussion of the terms of our Amended Credit Agreement (as defined below under ‘‘—Liquidity and Capital Resources’’).

Provision for Income Taxes

The provision for income taxes was $13.6 million for 2015 and $13.0 million for 2014. We accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income before taxes and net income attributable to non-controlling interest) of 39.8% for 2015 and 40.5% for 2014. The 2015 provision for taxes includes an additional $147,000 due to reconciliation of the 2014 federal and state returns to our book provision and an additional $223,000 in 2014 for the 2013 reconciliation.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $5.9 million in 2015 and $6.2 million in 2014.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2016, we had $20.0 million in cash and cash equivalents compared to $15.8 million at December 31, 2015. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2017. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015, January 2016 and March 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement. On December 31, 2016, $46.0 million was outstanding under our Amended Credit Agreement resulting in $79.0 million of availability.  As of the date of the filing of this Annual Report, we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $4.3 million from December 31, 2016 to December 31, 2015 was due primarily to $51.1 million provided by operations and $2.0 million net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($23.6 million), distributions to non-controlling interests ($10.3 million), payments of cash dividends to our shareholders ($8.5 million), purchases of fixed assets ($8.3 million), acquisitions of non-controlling interests ($1.9 million) and payments on notes payable ($0.8 million).

On November 30, 2016, we acquired a 60% interest in a 12 clinic physical therapy practice.  The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in November 2017 and 2018.  On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest.  The first installment was paid in February 2017 and the next installment is due February 2018.

On December 31, 2015, we acquired a 59% interest in a four-clinic practice for $4.6 million in cash and $400,000 in seller notes that were payable in two principal installments of an aggregate of $200,000 each, plus accrued interest.  The first installment was paid in December 2016 and the next installment is due in December 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that was payable in two principal installments of $75,000 each, plus accrued interest.  The first installment was paid in April 2016 and the next installment is due in April 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest.  The installments were paid in January 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note that was paid plus accrued interest in August 2016.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2016 are summarized as follows (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Credit Agreement	$46,000	$-	$46,000	$-	$-	$-	$-
Notes Payable	5,823	1,227	2,750	1,846	-	-	-
Interest Payable	288,298	162,465	120,739	5,094	-	-	-
Employee Agreements	40,827	24,601	11,070	2,430	1,548	1,178	-
Operating Leases	96,433	30,376	23,907	17,041	15,164	6,850	3,095
	$477,381	$218,669	$204,466	$26,411	$16,712	$8,028	$3,095

In addition to the above obligations, as of December 31, 2016, we have mandatorily redeemable non-controlling interests in the consolidated financial statements which consist of those owners who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements amounting to $69.2 million.  The redemption rights are triggered at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and non-controlling interests and settlement of mandatorily redeemable non-controlling interests. At December 31, 2016, our remaining outstanding balance on these notes aggregated $5.8 million.  Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases, typically after three to five years, from the original date the interest was acquired, we have agreed to repurchase that individual’s non-controlling interest (mandatorily redeemable non-controlling interests) at a predetermined multiple of earnings before interest, taxes, depreciation, amortization and certain intercompany charges.

As of December 31, 2016, we have accrued $3.9 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2017.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). Our Amended Credit Agreement permits share repurchases of up to $15,000,000, subject to compliance with covenants. We are required to retire shares purchased under the March 2009 Authorization.

There is no expiration date for the share repurchase program. As of December 31, 2016, there are currently an additional estimated 213,675 shares (based on the closing price of $70.20 on December 31, 2016)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the year ended December 31, 2016.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 15 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•
the risk that the restatement of prior financial statements due to the correction in the accounting method for redeemable non-controlling interests could adversely affect the Company’s ability to make timely filings with the Securities and Exchange Commission;

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its  accounting methodology for redeemable non-controlling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;

•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;

•	business and regulatory conditions including federal and state regulations;

•	governmental and other third party payor inspections, reviews, investigations and audits;

•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;

•	legal actions, which could subject us to increased operating costs and uninsured liabilities;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical therapists;

•	personnel productivity and retaining key personnel;

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

•
our ability to design and maintain effective internal control over financial reporting and remediate the material weakness in internal control over financial reporting related to our accounting for redeemable non-controlling partnership interests;

•	maintaining necessary insurance coverage;

•	availability, terms, and use of capital; and

•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2016 was the outstanding balance of seller notes of $5.8 million and an outstanding balance on our Amended Credit Agreement of $46.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $460,000 of interest expense. See Note 9 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the accompanying consolidated balance sheets of US Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of net income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US Physical Therapy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the 2015 and 2014 consolidated financial statements have been restated to correct an error.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2017 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
June 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

We have audited the internal control over financial reporting of US Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness related to the accounting for redeemable non-controlling interests.  The Company’s business combination/purchase accounting controls related to the accounting for redeemable non-controlling interests were not designed effectively to ensure that the Company correctly interpreted and applied technical accounting requirements concerning the classification of such interests in the consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated June 7, 2017, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
June 7, 2017

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS		(as restated)
Current assets:
Cash and cash equivalents	$20,047	$15,778
Patient accounts receivable, less allowance for doubtful accounts of $1,792 and $1,444, respectively	38,840	36,231
Accounts receivable - other, less allowance for doubtful accounts of $-0- and $198, respectively	2,649	2,388
Other current assets	4,428	5,803
Total current assets	65,964	60,200
Fixed assets:
Furniture and equipment	48,426	44,749
Leasehold improvements	26,765	25,160
Fixed assets, gross	75,191	69,909
Less accumulated depreciation and amortization	56,018	53,255
Fixed assets, net	19,173	16,654
Goodwill	226,806	195,373
Other identifiable intangible assets, net	38,060	30,296
Other assets	1,228	1,234
Total assets	$351,231	$303,757
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,634	$1,636
Accrued expenses	21,756	16,596
Current portion of notes payable	1,227	775
Total current liabilities	24,617	19,007
Notes payable	4,596	4,335
Revolving line of credit	46,000	44,000
Mandatorily redeemable non-controlling interests	69,190	45,974
Deferred taxes	15,736	15,508
Deferred rent	1,575	1,395
Other long-term liabilities	829	1,228
Total liabilities	162,543	131,447
Commitments and contingencies
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,732,699 and 14,635,874 shares issued, respectively	147	146
Additional paid-in capital	68,687	64,238
Retained earnings	150,342	138,301
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	187,548	171,057
Non-controlling interests	1,140	1,253
Total USPH shareholders' equity and non-controlling interests	188,688	172,310
Total liabilities, USPH shareholders' equity and non-controlling interests	$351,231	$303,757

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
		(as restated)	(as restated)
Net patient revenues	$348,839	$324,293	$299,009
Other revenues	7,707	7,009	6,065
Net revenues	356,546	331,302	305,074
Clinic operating costs:
Salaries and related costs	198,495	180,514	163,417
Rent, clinic supplies, contract labor and other	71,868	68,046	61,209
Provision for doubtful accounts	4,040	4,170	4,112
Closure costs	131	211	169
Total clinic operating costs	274,534	252,941	228,907

Gross margin	82,012	78,361	76,167

Corporate office costs	32,479	31,067	30,399
Operating income	49,533	47,294	45,768

Interest and other income, net	93	81	18
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	(6,169)	(2,670)	(2,978)
Mandatorily redeemable non-controlling interests - earnings allocable	(4,057)	(3,538)	(3,388)
Debt and other	(1,252)	(1,031)	(1,088)
Total interest expense	(11,478)	(7,239)	(7,454)

Income before taxes	38,148	40,136	38,332

Provision for income taxes	11,880	13,647	13,018

Net income	26,268	26,489	25,314

Less: net income attributable to non-controlling interests	(5,717)	(5,874)	(6,183)

Net income attributable to USPH shareholders	$20,551	$20,615	$19,131

Basic and diluted earnings per share attributable to USPH shareholders	$1.64	$1.66	$1.57

Shares used in computation - basic	12,500	12,392	12,217

Shares used in computation - diluted	12,500	12,392	12,221

Dividends declared per common share	$0.68	$0.60	$0.48

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance January 1, 2014, as reported	14,316	$143	$40,569	$119,206	(2,215)	$(31,628)	$128,290	$22,727	$151,017
Correction of prior years cumulative error	-	-	13,970	(7,329)	-	-	6,641	(21,424)	(14,783)
Adjusted Balance January 1, 2014, as restated	14,316	$143	$54,539	$111,877	(2,215)	$(31,628)	$134,931	$1,303	$136,234
Proceeds from exercise of stock options	21	1	43	-	-	-	44	-	44
Net tax benefit from exercise of stock options	-	-	948	-	-	-	948	-	948
Issuance of restricted stock	150	1	-	-	-	-	1	-	1
Compensation expense - restricted stock	-	-	3,363	-	-	-	3,363	-	3,363
Acquisitions of non-controlling interests, as restated	-	-	(94)	-	-	-	(94)	(35)	(129)
Distributions to non-controlling interest partners, as restated	-	-	-	-	-	-	-	(5,963)	(5,963)
Dividends payable to USPT shareholders	-	-	-	(5,873)	-		(5,873)	-	(5,873)
Net income, as restated	-	-	-	19,131	-	-	19,131	6,183	25,314
Balance December 31, 2014, as restated	14,487	$145	$58,799	$125,135	(2,215)	$(31,628)	$152,451	$1,488	$153,939
Proceeds from exercise of stock options	1	1	4	-	-	-	5	-	5
Net tax benefit from exercise of stock options	-	-	947	-	-	-	947	-	947
Issuance of restricted stock	148	-	-	-	-	-	-	-	-
Compensation expense - restricted stock	-	-	4,491	-	-	-	4,491	-	4,491
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	446	-	-	-	446	-	446
Acquisitions and sales of non-controlling interests, as restated	-	-	(449)	-	-	-	(449)	(217)	(666)
Distributions to non-controlling interest partners, as restated	-	-	-	-	-	-	-	(5,892)	(5,892)
Dividends payable to USPT shareholders	-	-	-	(7,449)	-	-	(7,449)	-	(7,449)
Net income, as restated	-	-	-	20,615	-	-	20,615	5,874	26,489
Balance December 31, 2015, as restated	14,636	$146	$64,238	$138,301	(2,215)	$(31,628)	$171,057	$1,253	$172,310
Issuance of restricted stock	97	1	-	-	-	-	1	-	1
Cancellation of restricted stock	-	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	4,962	-	-	-	4,962	-	4,962
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	211	-	-	-	211	-	211
Acquisitions of non-controlling interests, net	-	-	(533)	-	-	-	(533)	(112)	(645)
Adjustment for prior year acquisitions of non-controlling interest - tax true up	-	-	(191)	-	-	-	(191)	-	(191)
Dividends payable to USPT shareholders	-	-	-	(8,510)	-	-	(8,510)	-	(8,510)
Distributions to non-controlling interest partners, as restated	-	-	-	-	-	-	-	(5,718)	(5,718)
Net income	-	-	-	20,551	-	-	20,551	5,717	26,268
Balance December 31, 2016	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES		(as restated)	(as restated)
Net income including non-controlling interests	$26,268	$26,489	$25,314
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	8,779	7,952	6,740
Provision for doubtful accounts	4,040	4,170	4,112
Equity-based awards compensation expense	4,962	4,491	3,363
Loss on sale of fixed assets	152	84	35
Excess tax benefit from equity-based awards	-	(947)	(948)
Deferred income tax	2,979	5,953	5,106
Other	-	180	135
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,275)	(5,519)	(5,388)
(Increase) decrease in accounts receivable - other	(400)	(852)	341
(Increase) decrease in other assets	(1,399)	(1,375)	1,155
Increase (decrease) in accounts payable and accrued expenses	2,994	(7,011)	1,868
Increase in mandatorily redeemable non-controlling interests	5,598	2,509	2,936
Increase (decrease) in other liabilities	352	1,396	(3,378)
Net cash provided by operating activities	51,050	37,520	41,391

INVESTING ACTIVITIES
Purchase of fixed assets	(8,260)	(6,263)	(5,167)
Purchase of businesses, net of cash acquired	(23,623)	(18,965)	(12,270)
Acquisitions of non-controlling interests	(670)	(968)	(227)
Proceeds on sale of fixed assets, net	61	71	47
Net cash used in investing activities	(32,492)	(26,125)	(17,617)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(5,718)	(5,892)	(5,963)
Cash dividends to shareholders - funded	(8,510)	(7,449)	(5,873)
Proceeds from revolving line of credit	168,000	103,000	134,300
Payments on revolving line of credit	(166,000)	(93,500)	(139,800)
Payments to settle mandatorily redeemable non-controlling interests	(1,262)	(6,115)	(5,233)
Principal payments on notes payable	(800)	(884)	(825)
Tax benefit from equity-based awards	-	947	948
Other	1	5	45
Net cash used in financing activities	(14,289)	(9,888)	(22,401)

Net increase in cash and cash equivalents	4,269	1,507	1,373
Cash and cash equivalents - beginning of period	15,778	14,271	12,898
Cash and cash equivalents - end of period	$20,047	$15,778	$14,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,584	$7,779	$9,253
Interest	$784	$884	$1,103
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,000	$1,800	$400
Acquisition of non-controlling interest - seller financing portion	$387	$-	$-
Payment to settle redeemable non-controlling interest - financing portion	$127	$3,077	$67
Receivable from sale of non-controlling interests	$(138)	$-	$-

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 and 2014

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2016 the Company owned and/or operated 540 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 20 such third-party facilities under management as of December 31, 2016.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 49% to 99% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

During the last three years, the Company completed the following multi-clinic acquisitions:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition to the multi-clinic acquisitions, the Company acquired two single clinic practices in separate transactions during 2016.  During 2015, the Company acquired a 60% interest in a single clinic practice and, during 2014, the Company acquired four individual clinics in separate transactions.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interest, typically owned by the managing therapist, directly or indirectly, are recorded within the statements of net income and balance sheets as non-controlling interests. For acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interest are recorded within the statements of net income line item: Interest expense – mandatorily redeemable non-controlling interests and in the balance sheet line item: Mandatorily redeemable non-controlling interests.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in clinic operating costs—salaries and related costs. The respective liability is included in current liabilities—accrued expenses on the balance sheets.

Restatement of Prior Financial Statements

Prior to issuing the 2016 annual financial statements, the Company determined it had previously incorrectly accounted for the non-controlling interests which were mandatorily redeemable.  See Footnote 2 – Significant Accounting Policies – Mandatorily Redeemable Non-Controlling Interests – for a description of the accounting for mandatorily redeemable non-controlling interests.  Management determined this correction was material to previously issued annual and quarterly consolidated financial statements.  The Company, in this Annual Report on Form 10-K for the year ended December 31, 2016, is correcting its consolidated financial statements for the balance sheet as of December 31, 2015 and the statements of net income, cash flows and equity for the years ended December 31, 2015 and 2014, which includes a cumulative adjustment to the beginning balances as of January 1, 2014 (reported balances as of December 31, 2013). In addition, any prior information within footnotes, including quarterly data affected by this correction, is restated within the financial statements in this report.

The following schedules present the impact of this correction on the Company’s previously reported consolidated balance sheet for the year ended December 31, 2015 and the consolidated statements of net income for the years ended December 31, 2015 and 2014 (in thousands, except share and per share data):

Consolidated Balance Sheet on December 31, 2015:

Description	As Reported	Adjustment	As Restated
Goodwill	$171,457	$23,916	$195,373
Total assets	$279,913	$23,844	$303,757
MRNCI (1)	-	$45,974	$45,974
Deferred taxes (liability)	$8,355	$7,153	$15,508
Total liabilities	$77,960	$53,487	$131,447
RNCI (2)	$8,843	$(8,843)	-
Additional paid-in capital	$45,251	$18,987	$64,238
Retained earnings	$149,016	$(10,715)	$138,301
Total liabilities and equity	$279,913	$23,844	$303,757
(1)	Mandatorily redeemable non-controlling interests
(2)	Redeemable non-controlling interests

Consolidated Statement of Net Income for the Year Ended December 31, 2015:

Description	As Reported	Adjustment	As Restated
Interest expense
MRNCI (1) – changes in redemption value	-	$2,670	$2,670
MRNCI (1) – earnings allocable	-	$3,538	$3,538
Total interest expense	$1,031	$6,208	$7,239
Net income before taxes	$46,344	$(6,208)	$40,136
Provision for income taxes	$14,653	$(1,006)	$13,647
Net income	$31,691	$(5,202)	$26,489
Less: net income attributable to non-controlling interests	$9,412	$(3,538)	$5,874
Net income attributable to USPH shareholders	$22,279	$(1,664)	$20,615
Earnings per share	$1.77	$(0.11)	$1.66

(1)	See above.

Consolidated Statement of Net Income for the Year Ended December 31, 2014:

Description	As Reported	Adjustment	As Restated
Interest expense
MRNCI (1) – change in redemption value	-	$2,978	$2,978
MRNCI (1) – earnings allocable	-	$3,388	$3,388
Total interest expense	$1,088	$6,366	$7,454
Net income before taxes	$44,698	$(6,366)	$38,332
Provision for income taxes	$14,274	$(1,256)	$13,018
Net income	$30,424	$(5,110)	$25,314
Less: net income attributable to non-controlling interests	$9,571	$(3,388)	$6,183
Net income attributable to USPH shareholders	$20,853	$(1,722)	$19,131
Earnings per share	$1.62	$(0.05)	$1.57

(1)	See above.

The following schedules present the impact of this correction on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2015 and 2014:

Consolidated Statement of Cash Flows for the Year Ended December 31, 2015:

Description	As Reported	Adjustment	As Restated
Net income	$31,691	$(5,202)	$26,489
Deferred taxes	$7,001	$(1,048)	$5,953
(Increase) decrease in other assets	$(1,477)	$102	$(1,375)
(Decrease) increase in accounts payable and accrued expenses	$(7,013)	$2	$(7,011)
Increase in mandatorily redeemable non-controlling interest	$-	$2,509	$2,509
(Decrease) increase in other liabilities	$1,482	$(86)	$1,396
Net cash provided by operating activities	$41,243	$(3,723)	$37,520
Acquisitions of non-controlling interests	$(7,083)	$6,115	$(968)
Net cash used in investing activities	$(32,240)	$6,115	$(26,125)
Distributions to non-controlling interests (including redeemable non-controlling interests)	$(9,632)	$9,632	$-
Distributions to non-controlling interests	$-	$(5,892)	$(5,892)
Payments to settle mandatorily redeemable non-controlling interests	$-	$(6,115)	$(6,115)
Other	$22	$(17)	$5
Net cash used in financing activities	$(7,496)	$(2,392)	$(9,888)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2014:

Description	As Reported	Adjustment	As Restated
Net income	$30,424	$(5,110)	$25,314
Deferred taxes	$6,275	$(1,169)	$5,106
(Increase) decrease in other assets	$(2,493)	$3,648	$1,155
Increase in mandatorily redeemable non-controlling interest	$-	$2,936	$2,936
(Decrease) increase in other liabilities	$730	$(4,108)	$(3,378)
Net cash provided by operating activities	$45,194	$(3,803)	$41,391
Acquisitions of non-controlling interests	$(5,490)	$5,263	$(227)
Net cash used in investing activities	$(22,880)	$5,263	$(17,617)
Distributions to non-controlling interests (including redeemable non-controlling interests)	$(9,913)	$9,913	$-
Distributions to non-controlling interests	$-	$(5,963)	$(5,963)
Payments to settle mandatorily redeemable non-controlling interests	$-	$(5,233)	$(5,233)
Other	$222	$(177)	$45
Net cash used in financing activities	$(20,941)	$(1,460)	$(22,401)

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2016, 2015 and 2014, there were six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2016, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2016, 2015 and 2014 did not result in any goodwill amounts that were deemed impaired.

The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its  accounting methodology for redeemable non-controlling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;

•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;

•	business and regulatory conditions including federal and state regulation;

•	governmental and other third party payor inspections, reviews, investigations and audits;

•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information and associated fines and penalties for failure to comply;

•	legal actions, which could subject us to increased operating costs and uninsured liabilities;

•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;

•	revenue and earnings expectations;

•	general economic conditions;

•	availability and cost of qualified physical and occupational therapists;

•	personnel productivity and retaining key personnel;

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

Mandatorily Redeemable Non-Controlling Interests –

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights are triggered at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement contains mandatory redemption rights, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests.  Then, in each reporting period thereafter until purchased by the Company, the redeemable non-controlling interest is adjusted to its then current redemption value, based on the predetermined formula defined in the respective partnership agreement.  The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of net income by recording the adjustments and earnings to other income and expense in the captions - Interest expense – mandatorily redeemable non-controlling interests – change in redemption value and Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2016. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2016, net revenue from Medicare accounts for approximately $81.8 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2016.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2016 and 2015. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2016.

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

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits and a company’s payments to cover tax bills for the recipients’ shares should be classified.  Prior to this guidance, excess tax benefits were recorded in additional paid-in capital, but will now become a component of the income tax provision/benefit in the period in which they occur.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years but early adoption is allowed.  The Company adopted this accounting treatment in the fourth quarter of 2016.  The adoption increased earnings, by decreasing the tax provision, by $1.0 million, or $0.09 per share, for the full fiscal year 2016.   The election to record forfeitures in the period they occur is consistent with the Company’s past approach, due to the immateriality of past forfeitures, and the Company believes the effect to be immaterial on the consolidated financial statements.

Recently Issued Accounting Guidance

In February 2016, the FASB issued amended accounting guidance which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles.  Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months.  The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  Since the Company leases all but one of its clinic facilities, it has been evaluating various lease management systems to capture the necessary information and the impact that this amended accounting guidance will have on its consolidated financial statements.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued. In January 2017, the Company acquired a 70% interest in a physical therapy practice that owns and operates 17 clinics and manages an additional 8 clinics.  The purchase price for the 70% interest was $11.4 million. In March 2017, the Company acquired a 55% interest in a company which is a provider of workforce performance solutions. The purchase price for the 55% interest was $6.6 million. In May 2017, the Company acquired a 70% interest in a physical therapy practice that owns and operates 4 clinics.  The purchase price for the 70% interest was $2.5 million.

Although the restatement of prior financial statements caused the Company to be in violation of our Amended Credit Agreement dated December 5, 2013, the Company was able to obtain necessary waivers and amendments, as applicable.  On March 30, 2017, the Company entered into a Third Amendment to Amended and Restated Credit Agreement and Limited Waiver with its lenders.  As of the date of this report, the Company is in compliance with the covenants in the Amended and Restated Credit Agreement.

3. Acquisitions of Businesses

During 2016, 2015 and 2014, the Company completed the following multi-clinic acquisitions of physical therapy practices:

	Date	% Interest Acquired	Number of Clinics

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

	2014
April 2014 Acquisition	April 30	70%	13
August 2014 Acquisition	August 1	100%	3

In addition to the multi-clinic acquisitions, the Company acquired two single clinic practices in separate transactions during 2016.  During 2015, the Company acquired a 60% interest in a single clinic practice and, during 2014, the Company acquired four individual clinics in separate transactions.

On November 30, 2016, the Company acquired a 60% interest in a 12 clinic physical therapy practice.  The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in November 2017 and 2018.  On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in February 2017 and 2018. During 2016, two subsidiaries of the Company each acquired a single clinic therapy practice for an aggregate purchase price of $75,000.

The purchase price for the 2016 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,623
Seller notes	1,000
Total consideration	$24,623
Estimated fair value of net tangible assets acquired:
Total current assets	$1,712
Total non-current assets	1,202
Total liabilities	(398)
Net tangible assets acquired	$2,516
Referral relationships	4,919
Non-compete	847
Tradename	3,802
Goodwill	31,419
Fair value of non-controlling interest	(18,880)
$24,623

On December 31, 2015, the Company acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that were payable in two principal installments of an aggregate of $200,000 each, plus accrued interest. The first payment was paid in December 2016 and the second installment is due December 2017. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that was payable in two principal installments of $75,000 each, plus accrued interest. The first payment was paid in April 2016 and the second installment is due in April 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice.

The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest.  This note was paid in full in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable that is payable plus accrued interest was paid in August 2016.

The purchase prices for the 2015 acquisitions have been allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,965
Seller notes	1,800
Total consideration	$20,765
Estimated fair value of net tangible assets acquired:
Total current assets	$1,952
Total non-current assets	1,068
Total liabilities	(1,067)
Net tangible assets acquired	$1,953
Referral relationships	3,655
Non-compete	594
Tradename	3,417
Goodwill	23,437
Fair value of non-controlling interest	(12,291)
$20,765

The purchase price for the 70% interest in the April 2014 Acquisition was $10.6 million in cash and a $400,000 seller note, that was paid in two principal installments totaling $200,000 each, plus accrued interest, in April 2015 and 2016. The purchase price for the August 2014 Acquisition was $1.0 million in cash. In addition, during 2014, the Company acquired three individual clinic practices for an aggregate of $595,000.

The purchase prices for the 2014 acquisitions have been allocated as follows (in thousands):

Cash paid, net of cash acquired	$12,270
Seller notes	400
Total consideration	$12,670
Estimated fair value of net tangible assets acquired:
Total current assets	$1,213
Total non-current assets	1,051
Total liabilities	(406)
Net tangible assets acquired	$1,858
Referral relationships	280
Non-compete	330
Tradename	1,600
Goodwill	13,327
Fair value of non-controlling interest	(4,725)
$12,670

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2015 and 2014 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2016, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2016 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in 2015 and 2014, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 4½ to 13 years, and for non-compete agreements the estimated lives was five to six years. Generally, the values assigned to tradenames are tested annually for impairment, however with regards to one acquisition in 2013, the tradename was being amortized over the term of the six year agreement in which the Company has acquired the rights to use the specific tradename. In 2016, the remaining value of the tradename was charged to earnings as the Company decided to combine two acquired operations in Georgia; therefore, the tradename under this six year agreement will no longer be used. The values assigned to goodwill are tested annually for impairment.

For the 2016, 2015 and 2014 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2016, 2015 and 2014 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

4. Non-Controlling Interests

During 2016, the Company acquired additional interests in six partnerships included in non-controlling interest.. The interests in the partnerships purchased ranged from 2% to 35%.  The aggregate purchase price paid was $0.9 million in cash and $0.4 million in a seller note, that is payable in two principal installments of $194,000 each in February 2017 and 2018.  The purchase price included $112,000 of undistributed earnings.  The remaining $1.2 million, less future tax benefits of $0.5 million, was recognized as an adjustment to additional paid-in capital.

During 2016, the Company sold a 4% interest in one partnership and 35% in another.  The sales prices included aggregate cash of $138,000 plus notes receivable of $148,000 with payments due monthly based on percentages of distributions and bonuses earned by the purchasers.  The total sales price of $286,000, less the tax effect of $110,000, was charged to additional paid-in capital.

In 2015, the Company purchased additional interests in six partnerships. The interests in the partnerships purchased ranged from 5% to 35%. The aggregate purchase prices paid were $0.9 million in cash. The purchase prices included an aggregate of $217,000 of undistributed earnings. The remaining $0.7 million, less future tax benefits of $0.3 million, was recognized as an adjustment to additional paid-in capital.

5. Redeemable Non-Controlling Interest

The Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic business (referred to as “Therapy Practice”). These Acquisitions occur in a series of steps which are described below.

1.
Prior to the Acquisition, the Therapy Practice exists as a separate legal entity (the “Seller Entity”). The Seller Entity is owned by one or more individuals (the “Selling Shareholders”) most of whom are physical therapists that work in the Therapy Practice and provide physical therapy services to patients.

2.
In conjunction with the Acquisition, the Seller Entity contributes the Therapy Practice into a newly-formed limited partnership (“NewCo”), in exchange for one hundred percent (100%) of the limited and general partnership interests in NewCo. Therefore, in this step, NewCo becomes a wholly-owned subsidiary of the Seller Entity.

3.
The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and in all cases 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a small two-year note in lieu of an escrow (the “Purchase Price”). The Purchase Agreement does not contain any future earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

4.
The Company and the Seller Entity also execute a partnership agreement (the “Partnership Agreement”) for NewCo that sets forth the rights and obligations of the limited and general partners of NewCo. After the Acquisition, the Company is the general partner of NewCo.

5.
As noted above, the Company does not purchase 100% of the limited partnership interests in NewCo and the Seller Entity retains a portion of the limited partnership interest in NewCo (“Seller Entity Interest”).

6.
In most cases, some or all of the Selling Shareholders enter into an employment agreement (the “Employment Agreement”) with NewCo with an initial term that ranges from three to five years (the “Employment Term”), with automatic one-year renewals, unless employment is terminated prior to the end of the Employment Term. As a result, a Selling Shareholder becomes an employee (“Employed Selling Shareholder”) of NewCo. The employment of an Employed Selling Shareholder can be terminated by the Employed Selling Shareholder or NewCo, with or without cause, at any time. In a few situations, a Selling Shareholder does not become employed by NewCo and is not involved with NewCo following the closing; in those situations, such Selling Shareholders sell their entire ownership interest in the Seller Entity as of the closing of the Acquisition.

7.
The compensation of each Employed Selling Shareholder is specified in the Employment Agreement and is customary and commensurate with his or her responsibilities based on other employees in similar capacities within NewCo, the Company and the industry.

8.
The Company and the Selling Shareholder (including both Employed Selling Shareholders and Selling Shareholders not employed by NewCo) execute a non-compete agreement (the “Non-Compete Agreement”) which restricts the Selling Shareholder from engaging in competing business activities for a specified period of time (the “Non-Compete Term”). A Non-Compete Agreement is executed with the Selling Shareholders in all cases. That is, even if the Selling Shareholder does not become an Employed Selling Shareholder, the Selling Shareholder is restricted from engaging in a competing business during the Non-Compete Term.

9.	The Non-Compete Term commences as of the date of the Acquisition and expires on the later of :
a.	Two years after the date an Employed Selling Shareholders’ employment is terminated (if the Selling Shareholder becomes an Employed Selling Shareholder) or
b.	Five to six years from the date of the Acquisition, as defined in the Non-Compete Agreement, regardless of whether the Selling Shareholder is employed by NewCo.
10.
The Non-Compete Agreement applies to a restricted region which is defined as a 15-mile radius from the Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing businesses or activities outside the 15-mile radius (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing business or activities outside the 15-mile radius.

11.
The Partnership Agreement contains provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Option”) or on a required basis (the “Required Redemption”):

a.	Required Redemption
i.
Once the Required Redemption is triggered, the Company is obligated to purchase from the Seller Entity and the Seller Entity is obligated to sell to the Company, the allocable portion of the Seller Entity Interest based on the terminated Selling Shareholder’s pro rata ownership interest in the Seller Entity (the “Allocable Portion”). Required Redemption is triggered when both of the following events have occurred:

1.	Termination of an Employed Selling Shareholder’s employment with NewCo, regardless of the reason for such termination, and
2.	The expiration of an agreed upon period of time, typically three to five years, as set forth in the relevant Partnership Agreement (the “Holding Period”).
ii.	In the event an Employed Selling Shareholder’s employment terminates prior to the expiration of the Holding Period, the Required Redemption would occur only upon expiration of the Holding Period.
b.	Call Option
i.
In the event that an Employed Selling Shareholder’s employment terminates prior to expiration of the Holding Period, the Company has the contractual right, but not the obligation, to acquire the Employed Selling Shareholder’s Allocable Portion of the Seller Entity Interest from the Seller Entity through exercise of the Call Option.

c.
For the Required Redemption and the Call Option, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Portion of any undistributed earnings of NewCo (the “Redemption Amount”).  NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore the undistributed earnings amount is small, if any.

d.
The Purchase Price for the initial equity interest purchased by the Company is also based on the same specified multiple of the trailing twelve-month earnings that is used in the Required Redemption noted above.

e.	Although, the Required Redemption and the Call Option do not have an expiration date, the Seller Entity Interest eventually will be purchased by the Company.
f.
The Required Redemption and the Call Option never apply to Selling Shareholders who do not become employed by NewCo, since the Company requires that such Selling Shareholders sell their entire ownership interest in the Seller Entity at the closing of the Acquisition.

12.
An Employed Selling Shareholder’s ownership of his or her equity interest in the Seller Entity predates the Acquisition and the Company’s purchase of its partnership interest in NewCo.  The Employment Agreement and the Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest in the Seller Entity held by such Employed Selling Shareholder, nor the Seller Entity Interest in NewCo, in the event of a breach of the employment or non-compete terms. More specifically, even if the Employed Selling Shareholder is terminated for “cause” by NewCo, such Employed Selling Shareholder does not forfeit his or her right to his or her full equity interest in the Seller Entity and the Seller Entity does not forfeit its right to any portion of the Seller Entity Interest. The Company’s only recourse against the Employed Selling Shareholder for breach of either the Employment Agreement or the Non-Compete Agreement is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with an Employed Selling Shareholder that would result in a forfeiture of the equity interest held in the Seller Entity or of the Seller Entity Interest.

The following table details the changes in the carrying amount of the mandatorily redeemable non-controlling interests (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
		(as restated)
Beginning balance, as restated	$45,974	$40,365
Operating results allocated to mandatorily redeemable non-controlling interest partners	4,057	3,538
Distributions to mandatorily redeemable non-controlling interest partners	(4,628)	(3,740)
Changes in the redemption value of mandatorily redeemable non-controlling interest	6,169	2,670
Payments for settlement of mandatorily redeemable non-controlling interest	(1,262)	(9,192)
Purchases of businesses - initial liability related to mandatorily redeemable non-controlling interests	18,880	12,291
Other	-	42
Ending balance	$69,190	$45,974

In 2016, as part of the acquisition of a non-controlling interest (classified as mandatorily redeemable non-controlling interests), the Company entered into $0.1 million note payable that is due and payable, with any accrued interest, in January 2018.  In 2015, as part of the acquisition of a non-controlling interest (classified as mandatorily redeemable non-controlling interests), the Company entered into several notes payable aggregating $3.1 million. The notes are each payable in two installments plus accrued interest (interest accrues at 3.25%). The first principal installment in an aggregate of $1.2 million is due on December 31, 2018 and the second principal installment in an aggregate of $1.9 million is due on January 31, 2019.

The following table details the carrying amount of the mandatorily redeemable non-controlling interests (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
		(as restated)
Contractual time period has lapsed but holder's employment has not been terminated	$24,700	$19,969
Contractual time period has not lapsed and holder's employment has not been terminated	46,949	27,893
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
Redemption value prior to excess distributed earnings	$71,649	$47,862
Excess distributions over earnings and losses	(2,459)	(1,888)
	$69,190	$45,974

6. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2016 and 2015 consisted of the following (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
		(as restated)
Beginning balance, as restated	$195,373	$171,740
Goodwill acquired during the period	31,419	23,437
Goodwill adjustments for purchase price allocation of business acquired	14	376
Goodwill written-off - closed clinics	-	(180)
Ending balance	$226,806	$195,373

7.  Intangible Assets, net

Intangible assets, net as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Tradenames, net of accumulated amortization of $0 and $170, respectively	$21,234	$17,660
Referral relationships, net of accumulated amortization of $5,275 and $3,763, respectively	14,859	10,866
Non-compete agreements, net of accumulated amortization of $3,380 and $2,855, respectively	1,967	1,770
	$38,060	$30,296

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Tradenames	$330	$84	$86
Referral relationships	1,512	1,153	1,028
Non-compete agreements	525	478	427
	$2,367	$1,715	$1,541

For one acquisition, the value assigned to tradename was being amortized over the term of the six year agreement in which the Company had acquired the right to use the specific tradename. In 2016, the remaining value of this tradename was charged to earnings and included in amortization expense in the above table as the Company decided to combine two acquired operations in Georgia and the tradename under this six year agreement will no longer be used.

The remaining balances of the referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount

2017	1,682	2017	581
2018	1,636	2018	525
2019	1,547	2019	452
2020	1,547	2020	239
2021	1,547	2021	162
2022	1,498	2022	8
2023	1,391
2024	1,272
2025	1,166
2026	704
2027	544
2028	281
2029	44

8. Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Salaries and related costs	$10,569	$9,414
Credit balances due to patients and payors	3,880	1,472
Group health insurance claims	2,499	2,276
Other	4,808	3,434
Total	$21,756	$16,596

9. Notes Payable

Notes payable as of December 31, 2016 and 2015 consisted of the following (dollars in thousands):

	December 31, 2016	December 31, 2015
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$46,000	$44,000
Various notes payable with $1,227 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.5% per annum	5,823	5,110
	51,823	49,110
Less current portion	(1,227)	(775)
Long term portion	$50,596	$48,335

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

On December 31, 2016, $46.0 million was outstanding on the Credit Agreement resulting in $79.0 million of availability. As of the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions, purchasing of non-controlling interests and paying the settlement of mandatorily redeemable non-controlling interests. In conjunction with the the transactions related to these in 2016, the Company entered into notes payable in the aggregate amount of $1.5 million of which an aggregate principal payment of $694,000 is due in 2017 and $819,000 in 2018. Interest accrues in the range of 3.25% to 3.5% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the above notes payable subsequent to December 31, 2016 are as follows (in thousands):

During the twelve months ended December 31, 2017	$1,227
During the twelve months ended December 31, 2018	48,750
During the twelve months ended December 31, 2019	1,846
$51,823

10. Income Taxes

Significant components of deferred tax assets included in the consolidated balance sheets at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
		(as restated)
Deferred tax assets:
Compensation	$1,914	$1,830
Allowance for doubtful accounts	572	472
Lease obligations - closed clinics	57	50
Deferred tax assets	$2,543	$2,352
Deferred tax liabilities:
Depreciation and amortization	$(17,896)	$(16,142)
Other	(383)	(1,718)
Deferred tax liabilities	(18,279)	(17,860)
Net deferred tax liability	$(15,736)	$(15,508)

During 2016, the Company recorded deferred tax assets of $0.4 million related to acquisitions of non-controlling interests, $2.4 million related to the revaluation of mandatorily redeemable non-controlling interests and $7.4 million related to acquired interests. Also, during 2016, the Company recorded an adjustment to the deferred tax assets of $2.7 million related to acquisitions of non-controlling interests in 2015 based on a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The offset to this adjustment was a reduction in the previously reported tax receivable of approximately $2.9 million and a charge to additional-paid-in-capital of $0.2 million. At December 31, 2016 and 2015, the Company had a tax receivable of $2.3 million and $3.4 million (prior to adjustment of $2.9 million), respectively, included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
			(as restated)		(as restated)
U. S. tax at statutory rate	$11,351	35.0%	$11,991	35.0%	$11,252	35.0%
State income taxes, net of federal benefit	945	2.9%	1,337	3.9%	1,474	4.6%
Excess equity compensation deduction	(911)	-2.8%	-	0.0%	-	0.0%
Non-deductible expenses	495	1.5%	319	0.9%	292	0.9%
	$11,880	36.6%	$13,647	39.8%	$13,018	40.5%

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The Company adopted this guidance in the fourth quarter of 2016.  Prior to this guidance, excess tax benefits were recorded in additional paid-in capital, but became a component of the income tax provision/benefit in the period in which they occurred.  For 2016, the adoption resulted in a reduction of the income tax provision by $1.0 million.  The federal tax portion is shown above as excess equity compensation deduction.

Significant components of the provision for income taxes for continuing operations for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
		(as restated)	(as restated)
Current:
Federal	$7,620	$6,502	$6,972
State	1,281	1,192	940
Total current	8,901	7,694	7,912
Deferred:
Federal	2,548	5,302	4,224
State	431	651	882
Total deferred	2,979	5,953	5,106
Total income tax provision for continuing operations	$11,880	$13,647	$13,018

For 2016, 2015 and 2014, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded an increase in the income tax provision of $34,000, $147,000 and $223,000 for 2016, 2015, and 2014, respectively. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2013 through 2015 and U.S. state jurisdictions are open for periods ranging from 2012 through 2015.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2016, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2016, 2015 and 2014.

11. Equity Based Plans

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

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 2,100,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The material terms of the Amended 2003 Plan was reapproved by the shareholders of the Company at the 2015 Shareholders Meeting on May 19, 2015 and an increase in the number of shares authorized for issuance from 1,750,000 to 2,100,000 was approved at the 2016 Shareholders Meeting on March 17, 2016.

A cumulative summary of equity plans as of December 31, 2016 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	-	139,791	-	7,775
Amended 2003 Plan	2,100,000	763,357	-	778,300	-	558,343
	2,700,000	1,179,759	-	918,091	-	566,118

During 2016, 2015 and 2014, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2014	159,443	$33.29
2015	147,928	$41.66
2016	101,790	$51.59

During 2016, 2015 and 2014, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2014	8,120	$23.49
2015	-	-
2016	4,965	$35.78

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

As of December 31, 2016, there were 232,997 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2017 through 2020.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $4,962,000, $4,491,000 and $3,363,000, respectively, for 2016, 2015 and 2014. As of December 31, 2016, the remaining $6.7 million of compensation expense will be recognized from 2017 through 2020.

12. Preferred Stock

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

13. Common Stock

From September 2001 through December 31, 2008, the Board authorized the Company to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of the Company’s common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of its common stock (“March 2009 Authorization”). The Amended Credit Agreement permits share repurchases of up to $15,000,000, subject to compliance with covenants. The Company is required to retire shares purchased under the March 2009 Authorization.

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 213,675 shares (based on the closing price of $70.20 on December 30, 2016, the last business day in 2016) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2016.

14. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2016, 2015 and 2014. The Company matching contributions totaled $1.1 million, $0.9 million and $0.7 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

15. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $30.3 million, $28.3 million and $25.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases typically specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2016 are as follows (in thousands):

December 31, 2016
2017	$30,376
2018	23,907
2019	17,041
2020	15,164
2021	6,850
Thereafter	3,095
Total	$96,433

Employment Agreements

At December 31, 2016, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2017, provide for automatic two year renewals at the conclusion of each expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $23.2 million in 2017 and $14.8 million in the aggregate from 2018 through 2021. In addition, most of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

16. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
		(as restated)	(as restated)

Net income attributable to USPh shareholders	$20,551	$20,615	$19,131

Basic and diluted net income per share attributable to USPH shareholders	$1.64	$1.66	$1.57

Shares used in computation:
Basic earnings per share - weighted-average shares	12,500	12,392	12,217
Effect of dilutive securities - stock options	-	-	4
Denominator for diluted earnings per share - adjusted weighted-average shares	12,500	12,392	12,221

17. Selected Quarterly Financial Data (Unaudited)

	Q1 2016 (as restated)	Q2 2016 (as restated)	Q3 2016 (as restated)	Q4 2016
Net patient revenues	$85,049	$88,433	$86,411	$88,946
Net revenues	$86,908	$90,430	$88,344	$90,864
Operating income	$11,491	$15,033	$12,055	$10,954
Net income	$5,953	$7,671	$6,134	$6,510
Net income attributable to USPH shareholders	$4,488	$6,012	$4,804	$5,247

Basic and diluted earnings per share attributable to common shareholders:	$0.36	$0.48	$0.38	$0.42

Shares used in computation - basic and diluted	12,448	12,511	12,520	12,519

	Q1 2015 (as restated)	Q2 2015 (as restated)	Q3 2015 (as restated)	Q4 2015 (as restated)
Net patient revenues	$75,807	$81,451	$82,154	$84,881
Net revenues	$77,241	$83,288	$84,049	$86,724
Operating income	$9,185	$13,549	$11,949	$12,611
Net income	$5,293	$7,957	$6,974	$6,265
Net income attributable to USPH shareholders	$4,014	$6,334	$5,506	$4,761

Basic and diluted earnings per share attributable to common shareholders:	$0.33	$0.51	$0.44	$0.38

Shares used in computation - basic and diluted	12,313	12,409	12,421	12,421

The following schedules present the impact of the correction related to mandatorily redeemable non-controlling interests on the Company’s previously reported quarterly balance sheets, income statements and cash flows included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, September 30, 2016 and March 31, June 30 and September 30, 2015.  In addition, the impact of the early adoption of the treatment of the excess tax benefits related to equity grants on the previously reported quarterly balance sheets and income statements included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2016 are included in the respective schedules.  See Note 2. – Significant Accounting Policies – Recently Adopted Accounting Guidance.  All schedules are in thousands, except share and per share data.

Consolidated Balance Sheet as of September 30, 2016:

	As Reported September 30, 2016	Adjustments	As Restated September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,024	$-	$15,024
Patient accounts receivable, less allowance for doubtful accounts of $1,770	38,522	-	38,522
Accounts receivable - other	2,272	-	2,272
Other current assets	10,800	816	11,616
Total current assets	66,618	816	67,434
Fixed assets:
Furniture and equipment	46,996	-	46,996
Leasehold improvements	26,206	-	26,206
Fixed assets, gross	73,202	-	73,202
Less accumulated depreciation and amortization	55,760	-	55,760
Fixed assets, net	17,442	-	17,442
Goodwill	191,231	23,826	215,057
Other identifiable intangible assets, net	33,389	-	33,389
Other assets	1,221	-	1,221
Total assets	$309,901	$24,642	$334,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$2,181	$-	$2,181
Accrued expenses	23,216	-	23,216
Current portion of notes payable	986	-	986
Total current liabilities	26,383	-	26,383
Notes payable	4,546	-	4,546
Revolving line of credit	36,000	-	36,000
Mandatorily redeemable non-controlling interests	-	61,276	61,276
Deferred rent	1,313	-	1,313
Deferred taxes	13,727	5,009	18,736
Other long-term liabilities	860	54	914
Total liabilities	82,829	66,339	149,168
Commitments and contingencies
Redeemable non-controlling interests	8,334	(8,334)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,734,963 shares issued	147	-	147
Additional paid-in capital	49,506	18,987	68,493
Retained earnings	160,746	(13,523)	147,223
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	178,771	5,464	184,235
Non-controlling interests	39,967	(38,827)	1,140
Total equity	218,738	(33,363)	185,375
Total liabilities and equity	$309,901	$24,642	$334,543

Consolidated Balance Sheet as of June 30, 2016:

	As Reported June 30, 2016	Adjustments	As Restated June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,453	$-	$20,453
Patient accounts receivable, less allowance for doubtful accounts of $1,672	39,356	-	39,356
Accounts receivable - other	2,335	-	2,335
Other current assets	8,220	574	8,794
Total current assets	70,364	574	70,938
Fixed assets:
Furniture and equipment	46,747	-	46,747
Leasehold improvements	25,733	-	25,733
Fixed assets, gross	72,480	-	72,480
Less accumulated depreciation and amortization	55,642	-	55,642
Fixed assets, net	16,838	-	16,838
Goodwill	191,268	23,826	215,094
Other identifiable intangible assets, net	33,909	-	33,909
Other assets	1,219	-	1,219
Total assets	$313,598	$24,400	$337,998
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,668	$-	$1,668
Accrued expenses	26,273	-	26,273
Current portion of notes payable	1,044	-	1,044
Total current liabilities	28,985	-	28,985
Notes payable	4,547	-	4,547
Revolving line of credit	42,500	-	42,500
Mandatorily redeemable non-controlling interests	-	59,932	59,932
Deferred rent	1,285	-	1,285
Deferred taxes	12,361	5,792	18,153
Other long-term liabilities	869	54	923
Total liabilities	90,547	65,778	156,325
Commitments and contingencies
Redeemable non-controlling interests	8,641	(8,641)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,734,963 shares issued	147	-	147
Additional paid-in capital	48,236	18,987	67,223
Retained earnings	157,161	(12,614)	144,547
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	173,916	6,373	180,289
Non-controlling interests	40,494	(39,110)	1,384
Total equity	214,410	(32,737)	181,673
Total liabilities and equity	$313,598	$24,400	$337,998

Consolidated Balance Sheet as of March 31, 2016:

	As Reported March 31, 2016	Adjustments	As Restated March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,206	$-	$19,206
Patient accounts receivable, less allowance for doubtful accounts of $1,568	38,217	-	38,217
Accounts receivable - other	2,345	-	2,345
Other current assets	8,298	483	8,781
Total current assets	68,066	483	68,549
Fixed assets:
Furniture and equipment	45,654	-	45,654
Leasehold improvements	25,547	-	25,547
Fixed assets, gross	71,201	-	71,201
Less accumulated depreciation and amortization	54,512	-	54,512
Fixed assets, net	16,689	-	16,689
Goodwill	191,051	23,826	214,877
Other identifiable intangible assets, net	34,428	-	34,428
Other assets	1,200	-	1,200
Total assets	$311,434	$24,309	$335,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$2,244	$-	$2,244
Accrued expenses	20,684	-	20,684
Current portion of notes payable	1,253	-	1,253
Total current liabilities	24,181	-	24,181
Notes payable	4,621	-	4,621
Revolving line of credit	52,500	-	52,500
Mandatorily redeemable non-controlling interests	-	58,481	58,481
Deferred rent	1,391	-	1,391
Deferred taxes	10,789	6,573	17,362
Other long-term liabilities	914	54	968
Total liabilities	94,396	65,108	159,504
Commitments and contingencies
Redeemable non-controlling interests	7,591	(7,591)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,717,463 shares issued	147	-	147
Additional paid-in capital	46,563	18,987	65,550
Retained earnings	152,219	(11,555)	140,664
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	167,301	7,432	174,733
Non-controlling interests	42,146	(40,640)	1,506
Total equity	209,447	(33,208)	176,239
Total liabilities and equity	$311,434	$24,309	$335,743

Consolidated Balance Sheet as of September 30, 2015:

	As Reported September 30, 2015	Adjustments	As Restated September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,558	$-	$20,558
Patient accounts receivable, less allowance for doubtful accounts of $1,556	35,106	-	35,106
Accounts receivable - other	1,939	-	1,939
Other current assets	6,058	-	6,058
Total current assets	63,661	-	63,661
Fixed assets:
Furniture and equipment	44,157	-	44,157
Leasehold improvements	25,006	-	25,006
Fixed assets, gross	69,163	-	69,163
Less accumulated depreciation and amortization	52,501	-	52,501
Fixed assets, net	16,662	-	16,662
Goodwill	170,849	23,826	194,675
Other identifiable intangible assets, net	23,798	-	23,798
Other assets	1,175	-	1,175
Total assets	$276,145	$23,826	$299,971
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,662	$-	$1,662
Accrued expenses	18,287	-	18,287
Current portion of notes payable	1,412	-	1,412
Total current liabilities	21,361	-	21,361
Notes payable	1,679	-	1,679
Revolving line of credit	46,000	-	46,000
Mandatorily redeemable non-controlling interests	-	45,323	45,323
Deferred rent	1,192	-	1,192
Deferred taxes	-	13,276	13,276
Other long-term liabilities	10,769	(7,995)	2,774
Total liabilities	81,001	50,604	131,605
Commitments and contingencies
Redeemable non-controlling interests	9,024	(9,024)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,635,874 shares issued	146	-	146
Additional paid-in capital	45,536	17,382	62,918
Retained earnings	144,888	(9,485)	135,403
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	158,942	7,897	166,839
Non-controlling interests	27,178	(25,651)	1,527
Total equity	186,120	(17,754)	168,366
Total liabilities and equity	$276,145	$23,826	$299,971

Consolidated Balance Sheet as of June 30, 2015:

	As Reported June 30, 2015	Adjustments	As Restated June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,972	$-	$12,972
Patient accounts receivable, less allowance for doubtful accounts of $1,618	34,830	-	34,830
Accounts receivable - other	1,338	-	1,338
Other current assets	6,509	-	6,509
Total current assets	55,649	-	55,649
Fixed assets:
Furniture and equipment	43,495	-	43,495
Leasehold improvements	24,107	-	24,107
Fixed assets, gross	67,602	-	67,602
Less accumulated depreciation and amortization	51,098	-	51,098
Fixed assets, net	16,504	-	16,504
Goodwill	170,914	23,826	194,740
Other identifiable intangible assets, net	24,167	-	24,167
Other assets	1,086	-	1,086
Total assets	$268,320	$23,826	$292,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,451	$-	$1,451
Accrued expenses	19,446	-	19,446
Current portion of notes payable	800	-	800
Total current liabilities	21,697	-	21,697
Notes payable	1,059	-	1,059
Revolving line of credit	41,000	-	41,000
Mandatorily redeemable non-controlling interests	-	49,166	49,166
Deferred rent	1,040	-	1,040
Deferred taxes	-	12,027	12,027
Other long-term liabilities	10,925	(7,995)	2,930
Total liabilities	75,721	53,198	128,919
Commitments and contingencies
Redeemable non-controlling interests	10,585	(10,585)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,635,674 shares issued	146	-	146
Additional paid-in capital	45,829	15,222	61,051
Retained earnings	140,933	(9,173)	131,760
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	155,280	6,049	161,329
Non-controlling interests	26,734	(24,836)	1,898
Total equity	182,014	(18,787)	163,227
Total liabilities and equity	$268,320	$23,826	$292,146

Consolidated Balance Sheet as of March 31, 2015:

	As Reported March 31, 2015	Adjustments	As Restated March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$14,557	$-	$14,557
Patient accounts receivable, less allowance for doubtful accounts of $1,633	34,673	-	34,673
Accounts receivable - other	1,378	-	1,378
Other current assets	5,291	-	5,291
Total current assets	55,899	-	55,899
Fixed assets:
Furniture and equipment	42,542	-	42,542
Leasehold improvements	23,565	-	23,565
Fixed assets, gross	66,107	-	66,107
Less accumulated depreciation and amortization	50,212	-	50,212
Fixed assets, net	15,895	-	15,895
Goodwill	159,176	23,826	183,002
Other identifiable intangible assets, net	24,537	-	24,537
Other assets	1,916	-	1,916
Total assets	$257,423	$23,826	$281,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$2,292	$-	$2,292
Accrued expenses	18,178	-	18,178
Current portion of notes payable	932	-	932
Total current liabilities	21,402	-	21,402
Notes payable	483	-	483
Revolving line of credit	41,500	-	41,500
Mandatorily redeemable non-controlling interests	-	45,578	45,578
Deferred rent	984	-	984
Deferred taxes	-	12,009	12,009
Other long-term liabilities	9,480	(7,995)	1,485
Total liabilities	73,849	49,592	123,441
Commitments and contingencies
Redeemable non-controlling interests	7,373	(7,373)	-
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,613,374 shares issued	145	-	145
Additional paid-in capital	45,080	15,222	60,302
Retained earnings	136,491	(9,203)	127,288
Treasury stock at cost, 2,214,737 shares	(31,628)	-	(31,628)
Total USPH shareholders’ equity	150,088	6,019	156,107
Non-controlling interests	26,113	(24,412)	1,701
Total equity	176,201	(18,393)	157,808
Total liabilities and equity	$257,423	$23,826	$281,249

Consolidated Statement of Net Income as of September 30, 2016:

	For the Three Months Ended			For the Nine Months Ended
	As Reported September 30, 2016	Adjustments	As Restated September 30, 2016	As Reported September 30, 2016	Adjustments	As Restated September 30, 2016

Net patient revenues	$86,411	$-	$86,411	$259,893	$-	$259,893
Other revenues	1,933	-	1,933	5,789	-	5,789
Net revenues	88,344	-	88,344	265,682	-	265,682
Clinic operating costs:
Salaries and related costs	49,868	-	49,868	146,509	-	146,509
Rent, clinic supplies, contract labor and other	17,885	-	17,885	52,938	-	52,938
Provision for doubtful accounts	917	-	917	2,962	-	2,962
Closure costs	9	-	9	54	-	54
Total clinic operating costs	68,679	-	68,679	202,463	-	202,463

Gross margin	19,665	-	19,665	63,219	-	63,219

Corporate office costs	7,610	-	7,610	24,640	-	24,640
Operating income	12,055	-	12,055	38,579	-	38,579

Interest and other income, net	21	-	21	62	-	62
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	(1,934)	(1,934)	-	(6,056)	(6,056)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(929)	(929)	-	(3,146)	(3,146)
Debt and other	(326)	-	(326)	(954)	-	(954)
Total interest expense	(326)	(2,863)	(3,189)	(954)	(9,202)	(10,156)

Income before taxes	11,750	(2,863)	8,887	37,687	(9,202)	28,485

Provision for income taxes	3,778	(1,025)	2,753	11,975	(3,248)	8,727

Net income	7,972	(1,838)	6,134	25,712	(5,954)	19,758

Less: net income attributable to non-controlling interests	(2,259)	929	(1,330)	(7,600)	3,146	(4,454)

Net income attributable to USPH shareholders	$5,713	$(909)	$4,804	$18,112	$(2,808)	$15,304

Basic and diluted earnings per share attributable to USPH shareholders	$0.46	$(0.08)	$0.38	$1.45	$(0.23)	$1.22

Shares used in computation - basic	12,520		12,520	12,494		12,494

Shares used in computation - diluted	12,520		12,520	12,494		12,494

Dividends declared per common share	$0.17		$0.17	$0.51		$0.51

Consolidated Statement of Net Income as of June 30, 2016:

	For the Three Months Ended			For the Six Months Ended
	As Reported June 30, 2016	Adjustments	As Restated June 30, 2016	As Reported June 30, 2016	Adjustments	As Restated June 30, 2016

Net patient revenues	$88,433	$-	$88,433	$173,482	$-	$173,482
Other revenues	1,997	-	1,997	3,856	-	3,856
Net revenues	90,430	-	90,430	177,338	-	177,338
Clinic operating costs:
Salaries and related costs	48,837	-	48,837	96,641	-	96,641
Rent, clinic supplies, contract labor and other	17,546	-	17,546	35,053	-	35,053
Provision for doubtful accounts	956	-	956	2,045	-	2,045
Closure costs	32	-	32	45	-	45
Total clinic operating costs	67,371	-	67,371	133,784	-	133,784

Gross margin	23,059	-	23,059	43,554	-	43,554

Corporate office costs	8,026	-	8,026	17,030	-	17,030
Operating income	15,033	-	15,033	26,524	-	26,524

Interest and other income, net	21	-	21	41	-	41
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	(1,931)	(1,931)	-	(4,122)	(4,122)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(1,330)	(1,330)	-	(2,217)	(2,217)
Debt and other	(320)	-	(320)	(628)	-	(628)
Total interest expense	(320)	(3,261)	(3,581)	(628)	(6,339)	(6,967)

Income before taxes	14,734	(3,261)	11,473	25,937	(6,339)	19,598

Provision for income taxes	4,674	(872)	3,802	8,197	(2,223)	5,974

Net income	10,060	(2,389)	7,671	17,740	(4,116)	13,624

Less: net income attributable to non-controlling interests	(2,989)	1,330	(1,659)	(5,341)	2,217	(3,124)

Net income attributable to USPH shareholders	$7,071	$(1,059)	$6,012	$12,399	$(1,899)	$10,500

Basic and diluted earnings per share attributable to USPH shareholders	$0.57	$(0.09)	$0.48	$0.99	$(0.15)	$0.84

Shares used in computation - basic	12,511		12,511	12,480		12,480

Shares used in computation - diluted	12,511		12,511	12,480		12,480

Dividends declared per common share	$0.17		$0.17	$0.34		$0.34

Consolidated Statement of Net Income as of March 31, 2016:

	For the Three Months Ended
	As Reported March 31, 2016	Adjustments	As Restated March 31, 2016

Net patient revenues	$85,049	$-	$85,049
Other revenues	1,859	-	1,859
Net revenues	86,908	-	86,908
Clinic operating costs:
Salaries and related costs	47,804	-	47,804
Rent, clinic supplies, contract labor and other	17,507	-	17,507
Provision for doubtful accounts	1,089	-	1,089
Closure costs	13	-	13
Total clinic operating costs	66,413	-	66,413

Gross margin	20,495	-	20,495

Corporate office costs	9,004	-	9,004
Operating income	11,491	-	11,491

Interest and other income, net	20	-	20
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	(2,191)	(2,191)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(887)	(887)
Debt and other	(308)	-	(308)
Total interest expense	(308)	(3,078)	(3,386)

Income before taxes	11,203	(3,078)	8,125

Provision for income taxes	3,523	(1,351)	2,172

Net income	7,680	(1,727)	5,953

Less: net income attributable to non-controlling interests	(2,352)	887	(1,465)

Net income attributable to USPH shareholders	$5,328	$(840)	$4,488

Basic and diluted earnings per share attributable to USPH shareholders	$0.43	$(0.07)	$0.36

Shares used in computation - basic	12,448		12,448

Shares used in computation - diluted	12,448		12,448

Dividends declared per common share	$0.17		$0.17

Consolidated Statement of Net Income as of September 30, 2015:

	For the Three Months Ended			For the Nine Months Ended
	As Reported September 30, 2015	Adjustments	As Restated September 30, 2015	As Reported September 30, 2015	Adjustments	As Restated September 30, 2015

Net patient revenues	$82,154	$-	$82,154	$239,412	$-	$239,412
Other revenues	1,895	-	1,895	5,166	-	5,166
Net revenues	84,049	-	84,049	244,578	-	244,578
Clinic operating costs:
Salaries and related costs	46,594	-	46,594	134,044	-	134,044
Rent, clinic supplies, contract labor and other	17,428	-	17,428	50,434	-	50,434
Provision for doubtful accounts	1,067	-	1,067	3,119	-	3,119
Closure costs	88	-	88	125	-	125
Total clinic operating costs	65,177	-	65,177	187,722	-	187,722

Gross margin	18,872	-	18,872	56,856	-	56,856

Corporate office costs	6,923	-	6,923	22,173	-	22,173
Operating income	11,949	-	11,949	34,683	-	34,683

Interest and other income, net	24	-	24	48	-	48
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	(501)	(501)	-	(697)	(697)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(778)	(778)	-	(2,674)	(2,674)
Debt and other	(255)	-	(255)	(765)	-	(765)
Total interest expense	(255)	(1,279)	(1,534)	(765)	(3,371)	(4,136)

Income before taxes	11,718	(1,279)	10,439	33,966	(3,371)	30,595

Provision for income taxes	3,654	(189)	3,465	10,634	(263)	10,371

Net income	8,064	(1,090)	6,974	23,332	(3,108)	20,224

Less: net income attributable to non-controlling interests	(2,246)	778	(1,468)	(7,044)	2,674	(4,370)

Net income attributable to USPH shareholders	$5,818	$(312)	$5,506	$16,288	$(434)	$15,854

Basic and diluted earnings per share attributable to USPH shareholders	$0.47	$(0.03)	$0.44	$1.29	$(0.01)	$1.28

Shares used in computation - basic	12,421		12,421	12,382		12,382

Shares used in computation - diluted	12,421		12,421	12,382		12,382

Dividends declared per common share	$0.15		$0.15	$0.45		$0.45

Consolidated Statement of Net Income as of June 30, 2015:

	For the Three Months Ended			For the Six Months Ended
	As Reported June 30, 2015	Adjustments	As Restated June 30, 2015	As Reported June 30, 2015	Adjustments	As Restated June 30, 2015

Net patient revenues	$81,451	$-	$81,451	$157,258	$-	$157,258
Other revenues	1,837	-	1,837	3,271	-	3,271
Net revenues	83,288	-	83,288	160,529	-	160,529
Clinic operating costs:
Salaries and related costs	44,398	-	44,398	87,450	-	87,450
Rent, clinic supplies, contract labor and other	16,681	-	16,681	33,006	-	33,006
Provision for doubtful accounts	1,062	-	1,062	2,052	-	2,052
Closure costs	5	-	5	37	-	37
Total clinic operating costs	62,146	-	62,146	122,545	-	122,545

Gross margin	21,142	-	21,142	37,984	-	37,984

Corporate office costs	7,593	-	7,593	15,250	-	15,250
Operating income	13,549	-	13,549	22,734	-	22,734

Interest and other income, net	16	-	16	24	-	24
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	48	48	-	(196)	(196)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(1,190)	(1,190)	-	(1,896)	(1,896)
Debt and other	(245)	-	(245)	(510)	-	(510)
Total interest expense	(245)	(1,142)	(1,387)	(510)	(2,092)	(2,602)

Income before taxes	13,320	(1,142)	12,178	22,248	(2,092)	20,156

Provision for income taxes	4,203	18	4,221	6,980	(74)	6,906

Net income	9,117	(1,160)	7,957	15,268	(2,018)	13,250

Less: net income attributable to non-controlling interests	(2,813)	1,190	(1,623)	(4,798)	1,896	(2,902)

Net income attributable to USPH shareholders	$6,304	$30	$6,334	$10,470	$(122)	$10,348

Basic and diluted earnings per share attributable to USPH shareholders	$0.48	$0.03	$0.51	$0.82	$0.02	$0.84

Shares used in computation - basic	12,409		12,409	12,362		12,362

Shares used in computation - diluted	12,409		12,409	12,362		12,362

Dividends declared per common share	$0.15		$0.15	$0.30		$0.30

Consolidated Statement of Net Income as of March 31, 2015:

	For the Three Months Ended
	As Reported March 31, 2015	Adjustments	As Restated March 31, 2015

Net patient revenues	$75,807	$-	$75,807
Other revenues	1,434	-	1,434
Net revenues	77,241	-	77,241
Clinic operating costs:
Salaries and related costs	43,052	-	43,052
Rent, clinic supplies, contract labor and other	16,325	-	16,325
Provision for doubtful accounts	990	-	990
Closure costs	32	-	32
Total clinic operating costs	60,399	-	60,399

Gross margin	16,842	-	16,842

Corporate office costs	7,657	-	7,657
Operating income	9,185	-	9,185

Interest and other income, net	8	-	8
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	-	(244)	(244)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(706)	(706)
Debt and other	(265)	-	(265)
Total interest expense	(265)	(950)	(1,215)

Income before taxes	8,928	(950)	7,978

Provision for income taxes	2,777	(92)	2,685

Net income	6,151	(858)	5,293

Less: net income attributable to non-controlling interests	(1,985)	706	(1,279)

Net income attributable to USPH shareholders	$4,166	$(152)	$4,014

Basic and diluted earnings per share attributable to USPH shareholders	$0.34	$(0.01)	$0.33

Shares used in computation - basic	12,313		12,313

Shares used in computation - diluted	12,313		12,313

Dividends declared per common share	$0.15		$0.15

Consolidated Statement of Cash Flows as of September 30, 2016:
	For the Nine Months Ended
	As Reported		As Restated
	September 30, 2016	Adjustments	September 30, 2016
OPERATING ACTIVITIES
Net income including non-controlling interests	$25,712	$(5,954)	$19,758
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	6,210	-	6,210
Provision for doubtful accounts	2,962	-	2,962
Equity-based awards compensation expense	3,748	-	3,748
Loss (gain) on sale of fixed assets	31	-	31
Excess tax benefit from equity-based awards	(798)	798	-
Deferred income tax	5,688	(2,450)	3,238
Other	-	-	-
Changes in operating assets and liabilities:			-
Increase in patient accounts receivable	(2,548)	-	(2,548)
(Increase) decrease in accounts receivable - other	116	-	116
Decrease (increase) in other assets	(4,979)	-	(4,979)
Increase (decrease) in accounts payable and accrued expenses	5,178	(1,596)	3,582
Increase (decrease) in mandatorily redeemable non-controlling interests	-	5,372	5,372
(Decrease) increase in other liabilities	708	-	708
Net cash provided by operating activities	42,028	(3,830)	38,198

INVESTING ACTIVITIES
Purchase of fixed assets	(5,620)	-	(5,620)
Purchase of businesses, net of cash acquired	(12,958)	-	(12,958)
Acquisitions of non-controlling interests	(1,800)	1,136	(664)
Proceeds on sale of fixed assets, net	42	-	42
Net cash used in investing activities	(20,336)	1,136	(19,200)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(8,271)	3,830	(4,441)
Cash dividends to shareholders - funded	(6,382)	-	(6,382)
Proceeds from revolving line of credit	128,000	-	128,000
Payments on revolving line of credit	(136,000)	-	(136,000)
Payments to settle mandatorily redeemable non-controlling interests	-	(1,136)	(1,136)
Principal payments on notes payable	(592)	-	(592)
Tax benefit from equity-based awards	798	-	798
Other	1	-	1
Net cash used in financing activities	(22,446)	2,694	(19,752)

Net increase in cash and cash equivalents	(754)	-	(754)
Cash and cash equivalents - beginning of period	15,778	-	15,778
Cash and cash equivalents - end of period	$15,024	$-	$15,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,051		$10,051
Interest	$770		$770
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500		$500
Acquisition of non-controlling interest - seller financing portion	$514		$388
Payment to settle redeemable non-controlling interest - financing portion	$-		$126
Sale of non-controlling interests	$(148)		$(148)

Consolidated Statement of Cash Flows as of June 30, 2016:

	For the Six Months Ended
	As Reported		As Restated
	June 30, 2016	Adjustments	June 30, 2016
OPERATING ACTIVITIES
Net income including non-controlling interests	$17,740	$(4,116)	$13,624
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,158	-	4,158
Provision for doubtful accounts	2,045	-	2,045
Equity-based awards compensation expense	2,484	-	2,484
Loss (gain) on sale of fixed assets	-	-	-
Excess tax benefit from equity-based awards	(556)	556	-
Deferred income tax	4,170	(1,667)	2,503
Other	-	-	-
Changes in operating assets and liabilities:			-
Increase in patient accounts receivable	(2,449)	-	(2,449)
(Increase) decrease in accounts receivable - other	53	-	53
Decrease (increase) in other assets	(2,443)	-	(2,443)
Increase (decrease) in accounts payable and accrued expenses	7,715	(1,112)	6,603
Increase (decrease) in mandatorily redeemable non-controlling interests	-	4,028	4,028
(Decrease) increase in other liabilities	447	-	447
Net cash provided by operating activities	33,364	(2,311)	31,053

INVESTING ACTIVITIES
Purchase of fixed assets	(3,453)	-	(3,453)
Purchase of businesses, net of cash acquired	(12,958)	-	(12,958)
Acquisitions of non-controlling interests, net of sales	(1,386)	1,136	(250)
Proceeds on sale of fixed assets, net	42	-	42
Net cash used in investing activities	(17,755)	1,136	(16,619)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(5,204)	2,311	(2,893)
Cash dividends to shareholders - funded	(4,254)	-	(4,254)
Proceeds from revolving line of credit	93,000	-	93,000
Payments on revolving line of credit	(94,500)	-	(94,500)
Payments to settle mandatorily redeemable non-controlling interests	-	(1,136)	(1,136)
Principal payments on notes payable	(533)	-	(533)
Tax benefit from equity-based awards	556	-	556
Other	1	-	1
Net cash used in financing activities	(10,934)	1,175	(9,759)

Net increase in cash and cash equivalents	4,675	-	4,675
Cash and cash equivalents - beginning of period	15,778	-	15,778
Cash and cash equivalents - end of period	$20,453	$-	$20,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,513		$5,513
Interest	$512		$512
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500		$500
Acquisition of non-controlling interest - seller financing portion	$514		$388
Payment to settle redeemable non-controlling interest - financing portion	$-		$126
Sale of non-controlling interests	$(148)		$(148)

Consolidated Statement of Cash Flows as of March 31, 2016:

	For the Three Months Ended
	As Reported		As Restated
	March 31, 2016	Adjustments	March 31, 2016
OPERATING ACTIVITIES
Net income including non-controlling interests	$7,680	$(1,727)	$5,953
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,091	-	2,091
Provision for doubtful accounts	1,089	-	1,089
Equity-based awards compensation expense	1,221	-	1,221
Loss (gain) on sale of fixed assets	(19)	-	(19)
Excess tax benefit from equity-based awards	(323)	465	142
Deferred income tax	2,709	(886)	1,823
Other	-	-	-
Changes in operating assets and liabilities:			-
Increase in patient accounts receivable	(2,185)	-	(2,185)
(Increase) decrease in accounts receivable - other	43	-	43
Decrease (increase) in other assets	(2,282)	-	(2,282)
Increase (decrease) in accounts payable and accrued expenses	4,322	(930)	3,392
Increase (decrease) in mandatorily redeemable non-controlling interests	-	2,578	2,578
(Decrease) increase in other liabilities	365	-	365
Net cash provided by operating activities	14,711	(500)	14,211

INVESTING ACTIVITIES
Purchase of fixed assets	(1,738)	-	(1,738)
Purchase of businesses, net of cash acquired	(12,899)	-	(12,899)
Acquisitions of non-controlling interests	(1,524)	1,136	(388)
Proceeds on sale of fixed assets, net	42	-	42
Net cash used in investing activities	(16,119)	1,136	(14,983)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(1,613)	500	(1,113)
Cash dividends to shareholders - funded	(2,125)	-	(2,125)
Proceeds from revolving line of credit	49,000	-	49,000
Payments on revolving line of credit	(40,500)	-	(40,500)
Payments to settle mandatorily redeemable non-controlling interests	-	(1,136)	(1,136)
Principal payments on notes payable	(250)	-	(250)
Tax benefit from equity-based awards	323	-	323
Other	1	-	1
Net cash used in financing activities	4,836	(636)	4,200

Net increase in cash and cash equivalents	3,428	-	3,428
Cash and cash equivalents - beginning of period	15,778	-	15,778
Cash and cash equivalents - end of period	$19,206	$-	$19,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,265		$2,265
Interest	$248		$248
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500		$500
Acquisition of non-controlling interest - seller financing portion	$514		$388
Payment to settle redeemable non-controlling interest - financing portion	$-		$126

Consolidated Statement of Cash Flows as of September 30, 2015:

	For the Nine Months Ended
	As Reported September 30, 2015	Adjustments	As Restated September 30, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$23,332	$(3,108)	$20,224
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	5,656	-	5,656
Provision for doubtful accounts	3,119	-	3,119
Equity-based awards compensation expense	3,368	-	3,368
Loss (gain) on sale of fixed assets	3	-	3
Excess tax benefit from equity-based awards	(816)	-	(816)
Deferred income tax	3,181	(263)	2,918
Other	180	-	180
Changes in operating assets and liabilities:			-
Increase in patient accounts receivable	(4,148)	-	(4,148)
(Increase) decrease in accounts receivable - other	(145)	-	(145)
Decrease (increase) in other assets	(1,485)	-	(1,485)
Increase (decrease) in accounts payable and accrued expenses	(3,766)	-	(3,766)
Increase (decrease) in mandatorily redeemable non-controlling interests	-	683	683
(Decrease) increase in other liabilities	380	-	380
Net cash provided by operating activities	28,859	(2,688)	26,171

INVESTING ACTIVITIES
Purchase of fixed assets	(4,690)	-	(4,690)
Purchase of businesses, net of cash acquired	(14,434)	-	(14,434)
Acquisitions of non-controlling interests	(2,802)	1,860	(942)
Proceeds on sale of fixed assets, net	71	-	71
Net cash used in investing activities	(21,855)	1,860	(19,995)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(6,836)	2,688	(4,148)
Cash dividends to shareholders - funded	(5,586)	-	(5,586)
Proceeds from revolving line of credit	75,000	-	75,000
Payments on revolving line of credit	(63,500)	-	(63,500)
Payments to settle mandatorily redeemable non-controlling interests	-	(1,860)	(1,860)
Principal payments on notes payable	(616)	-	(616)
Tax benefit from equity-based awards	816	-	816
Other	5	-	5
Net cash (used) in provided by financing activities	(717)	828	111

Net increase in cash and cash equivalents	6,287	-	6,287
Cash and cash equivalents - beginning of period	14,271	-	14,271
Cash and cash equivalents - end of period	$20,558	$-	$20,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,659		$5,659
Interest	$616		$616
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,350		$1,350
Acquisition of non-controlling interest - seller financing portion	$1,240		$-
Payment to settle redeemable non-controlling interest - financing portion	$-		$1,240
Revaluation of madatorily redeemable non-controlling interests	$627		$697

Consolidated Statement of Cash Flows as of June 30, 2015:

	For the Six Months Ended
	As Reported June 30, 2015	Adjustments	As Restated June 30, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$15,268	$(2,018)	$13,250
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	3,674	-	3,674
Provision for doubtful accounts	2,052	-	2,052
Equity-based awards compensation expense	2,206	-	2,206
Loss (gain) on sale of fixed assets	(13)	-	(13)
Excess tax benefit from equity-based awards	(430)	-	(430)
Deferred income tax	2,130	(74)	2,056
Other	111	-	111
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,880)	-	(2,880)
(Increase) decrease in accounts receivable - other	165	-	165
Decrease (increase) in other assets	(13)	-	(13)
Increase (decrease) in accounts payable and accrued expenses	(3,958)	-	(3,958)
Increase (decrease) in mandatorily redeemable non-controlling interests	-	90	90
(Decrease) increase in other liabilities	927	-	927
Net cash provided by operating activities	19,239	(2,002)	17,237

INVESTING ACTIVITIES
Purchase of fixed assets	(2,873)	-	(2,873)
Purchase of businesses, net of cash acquired	(14,467)	-	(14,467)
Acquisitions of non-controlling interests	(968)	-	(968)
Proceeds on sale of fixed assets, net	72	-	72
Net cash used in investing activities	(18,236)	-	(18,236)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(4,906)	2,002	(2,904)
Cash dividends to shareholders - funded	(3,723)	-	(3,723)
Proceeds from revolving line of credit	51,000	-	51,000
Payments on revolving line of credit	(44,500)	-	(44,500)
Principal payments on notes payable	(608)	-	(608)
Tax benefit from equity-based awards	430	-	430
Other	5	-	5
Net cash used in financing activities	(2,302)	2,002	(300)

Net increase in cash and cash equivalents	(1,299)	-	(1,299)
Cash and cash equivalents - beginning of period	14,271	-	14,271
Cash and cash equivalents - end of period	$12,972	$-	$12,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,835		$3,835
Interest	$460		$460
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,350		$1,350
Revaluation of madatorily redeemable non-controlling interests	$627		$196

Consolidated Statement of Cash Flows as of March 31, 2015:

	For the Three Months Ended
	As Reported March 31, 2015	Adjustments	As Restated March 31, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$6,151	$(858)	$5,293
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	1,807	-	1,807
Provision for doubtful accounts	990	-	990
Equity-based awards compensation expense	991	-	991
Loss (gain) on sale of fixed assets	17	-	17
Excess tax benefit from equity-based awards	(271)	-	(271)
Deferred income tax	565	(92)	473
Other	34	-	34
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,185)	-	(2,185)
(Increase) decrease in accounts receivable - other	125	-	125
Decrease (increase) in other assets	106	-	106
Increase (decrease) in accounts payable and accrued expenses	(5,976)	-	(5,976)
Increase (decrease) in mandatorily redeemable non-controlling interests	-	406	406
(Decrease) increase in other liabilities	665	-	665
Net cash provided by operating activities	3,019	(544)	2,475

INVESTING ACTIVITIES
Purchase of fixed assets	(1,419)	-	(1,419)
Purchase of businesses, net of cash acquired	(6,445)	-	(6,445)
Acquisitions of non-controlling interests	(359)	-	(359)
Proceeds on sale of fixed assets, net	8	-	8
Net cash used in investing activities	(8,215)	-	(8,215)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(1,589)	544	(1,045)
Proceeds from revolving line of credit	34,000	-	34,000
Payments on revolving line of credit	(27,000)	-	(27,000)
Principal payments on notes payable	(200)	-	(200)
Tax benefit from equity-based awards	271	-	271
Net cash used in financing activities	5,482	544	6,026

Net increase in cash and cash equivalents	286	-	286
Cash and cash equivalents - beginning of period	14,271	-	14,271
Cash and cash equivalents - end of period	$14,557	$-	$14,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,275		$1,275
Interest	$235		$235
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$500		$500
Revaluation of madatorily redeemable non-controlling interests	$-		$244

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the fiscal period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 as a result of the material weakness discussed below.

•
Redeemable non-controlling interests – We did not properly account for redeemable non-controlling interests.  The Company’s business combination / purchase accounting controls relating to our accounting for redeemable non-controlling interests were not designed effectively to ensure that we correctly interpreted and applied technical accounting requirements concerning the classification of such interests on our consolidated financial statements.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 37.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting for Implementation in 2017

Management has taken certain action to remediate the material weakness in the Company’s internal control over financial reporting.

Redeemable non-controlling interest evaluation:

We have engaged in a robust review of applicable guidance concerning the manner in which limited partnership interests should be reflected on our consolidated financial statements.  In addition, we have developed additional processes and procedures to ensure appropriate consideration of such applicable accounting guidance when we acquire partnership interests in the future.  We believe that such processes and procedures will enable management to prevent or detect on a timely basis potential future errors in our financial reporting of such interests.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The current directors of the Company are:

Nominees:	Age	Director Since	Position(s) Held
Jerald L. Pullins	75	2003	Chairman of the Board
Christopher J. Reading	53	2004	President, Chief Executive Officer and Director
Lawrance W. McAfee	62	2004	Executive Vice President, Chief Financial Officer and Director
Mark J. Brookner	72	1990	Director
Harry S. Chapman	72	2010	Director
Dr. Bernard A. Harris, Jr.	60	2005	Director
Marlin W. Johnston (1)	85	1992	Director
Edward L. Kuntz	72	2014	Director
Reginald E. Swanson	63	2007	Director (and an employee of STAR Physical Therapy, LP (2)
Clayton K. Trier	65	2005	Director

(1)	Mr. Johnston will serve until the 2017 Annual Meeting and not stand for reelection.

(2)	STAR Physical Therapy, LP is a subsidiary of the Company

Director Biographies:

Jerald L. Pullins has served on our Board since 2003, and was appointed Chairman of the Board on May 17, 2011. He is currently engaged in the development and management of private enterprises in the healthcare field. From October 2007 to the present, Mr. Pullins has been the Managing Member of SeniorCare Homes, LLC, which develops, owns and operates supervised, residential homes for senior citizens with Alzheimers, dementia and other memory impairment conditions. Since January 2013, Mr. Pullins has been Chairman and CEO of Baldwin Brothers Cremation, LLC, which owns and operates facilities providing cremation, funeral and related services. From 2007 to May 2013, he served as Chairman of the Board of Directors of Pet Partners, LLC, a private enterprise involved in the acquisition and management of primary care, small animal veterinary hospitals. Mr. Pullins was elected a director of Live Oak Bank, Inc., a publicly held financial institution, in 2011.

Christopher J. Reading was promoted to President and Chief Executive Officer and elected to our Board effective November 1, 2004. Prior to 2004, Mr. Reading served as our Chief Operating Officer since joining us in 2003. From 1990 to 2003, Mr. Reading served in various executive and management positions with HealthSouth Corporation where most recently he served as Senior Vice President of Operations responsible for over 200 facilities located in 10 states. Mr. Reading is a physical therapist.

(3)
Lawrance W. McAfee was promoted to Executive Vice President and elected to our Board effective November 1, 2004. Mr. McAfee also serves as our Chief Financial Officer, a position he has held since joining us in 2003. Mr. McAfee’s prior experience includes having served as Chief Financial Officer of three public companies and President of two private companies.

Mark J. Brookner has served on our Board since August 1998. Mr. Brookner is currently a private investor. He served as our Chief Financial Officer from 1992 to 1998 and as our Secretary and Treasurer during portions of that period.

Harry S. Chapman has served on our Board since August 30, 2010. Mr. Chapman is the Chairman and Chief Executive Officer of Chapman Schewe, Inc., a healthcare insurance and employee benefits consulting firm, and since January 1, 2013, also serves as Managing Director with Higginbotham, an insurance, risk management and financial services firm.  Previously, he served as a Corporate Senior Vice-President and Managed Care Officer of CIGNA’s South Central Region, with responsibility for HMO and PPO plans in several states. Mr. Chapman’s experience also includes having served as head of EQUICOR’s Health Plan and sales operation in Houston and as a Regional Vice-President for Lincoln National Insurance Company’s Central Region.

Dr. Bernard A. Harris, Jr. joined our Board on August 23, 2005. Since 2001, Dr. Harris has been President and Chief Executive Officer of Vesalius Ventures, a venture capital firm that invests in early stage medical informatics and technology. Since 2009, he has served as an independent director of Salient Funds, an asset management firm.  From 2006 to 2011, Dr. Harris has served as a Class III director of Sterling Bancshares, Inc., a bank holding company. From 1996 to 2001, he served as Chief Medical Officer and Vice President for Space Hab, an aerospace company. Dr. Harris is a former NASA astronaut, having completed two space shuttle missions. He completed his residency in Internal Medicine at the Mayo Clinic and trained as a flight surgeon at the Aerospace School of Medicine at Brooks Air Force Base.

Edward L. Kuntz has served on our Board since August 26, 2014. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, the largest diversified provider of post-acute care services in the United States.  From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004.  From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz also serves as a director of American Electric Technologies, Inc., a provider of power delivery solutions to the energy industry in the U.S. and internationally and is Chairman of its Audit Committee.

Reginald E. Swanson joined our Board on September 6, 2007. Since 2007, Mr. Swanson has been the Managing Director of STAR Physical Therapy, LP, a subsidiary of the Company. Mr. Swanson is founder of STAR Physical Therapy, LLC, and from 1997 to 2007, was its president and managing member. He is a certified athletic trainer and has been involved with sports medicine and physical therapy for over 25 years.

Clayton K. Trier joined our Board on February 23, 2005. Mr. Trier is a private investor. He was a founder and former Chairman and Chief Executive Officer of U.S. Delivery Systems, Inc., from 1993 to 1997, which developed the first national network providing same-day delivery service. Before it was acquired in 1996, U.S. Delivery was listed for two years on the New York Stock Exchange. Mr. Trier was a founder of Digital Music Group, Inc. (“DMGI”) and from September 2005 through May 2008, served as its Chairman of the Board. DMGI, listed on the NASDAQ in 2006, acquired the digital rights to master recordings, converted the recordings to digital format and sold the music through online retailers. Since 2008, Mr. Trier has served as a director of St. Luke’s Health System, an operator of several hospitals in the Houston, Texas metropolitan area where he also serves as Chairman of the Audit & Compliance Committee.  Since 2015, Mr. Trier served has a director of Fenix Parts, Inc., a leading recycler and reseller of original equipment manufacturer automotive products, where he also serves as Chairman of the Audit Committee.

Executive Officers

The current executive officers of the Company are:

Name	Position
Christopher J. Reading	President and Chief Executive Officer
Lawrance W. McAfee	Executive Vice President and Chief Financial Officer
Glenn D. McDowell	Chief Operating Officer

For information concerning Messrs. Reading and McAfee see above.

Glenn D. McDowell, 60, was promoted to Chief Operating Officer effective January 24, 2005. Mr. McDowell served as our Vice President of Operations overseeing the west region since joining us in October 2003 until January 2005. From 1996 to 2003, Mr. McDowell was employed by HealthSouth Corporation, a provider of outpatient surgery, diagnostic imaging and rehabilitative healthcare services. His most recent position with HealthSouth Corporation was Vice President of Operations — West Ambulatory Division where he oversaw the operations of more than 165 outpatient rehabilitation and other facilities. Mr. McDowell is a physical therapist.

Codes of Conduct

Our Board has approved and we have adopted a Code of Business Conduct and Ethics for our officers and all employees, an additional Code of Business Conduct and Ethics which is applicable to our directors, and Corporate Governance Guidelines. The Codes and Corporate Governance Guidelines are available on our website at www.usph.com. Our Board, or a committee of its independent members, is responsible for reviewing and approving or rejecting any requested waivers to the Codes, as such waivers may apply to our directors and officers. Neither the Board, nor a committee of its independent members, received any requests for waivers or amendments to the Codes in 2016, and none were granted. Any waivers of these Codes for directors, officers and employees will be disclosed in a Form 8-K filed with the SEC, which will be available on the SEC’s website at www.sec.gov. The Code applicable to directors requires each director to disclose to the Board any interest he or she may have in a potential transaction, arrangement or agreement to which the Company is or will be a party, and refrain from participating directly or indirectly in the transaction unless the Board approves such participation with all interested directors abstaining from the consideration and deliberation of, and any votes concerning, such matter.

Our Board has further approved and we have adopted an additional Code of Business Conduct and Ethics, applicable to our Chief Executive Officer, Chief Financial Officer and senior financial officers, relating to dealings with our auditors and the preparation of our financial statements and other disclosures made to the public under SEC rules and regulations. This Code is available on our website at www.usph.com. The Board, or a committee of its independent members, is responsible for reviewing and approving or rejecting any requested waivers from, and amendments to, this Code. Neither the Board, nor a committee of its independent members, received any requests for waivers or amendments to the Code in 2016, and none were granted. Any waivers from, and amendments to, the Code will be disclosed in a Form 8-K filed with the SEC, which will be available on the SEC’s website at www.sec.gov. The Code requires the officers to disclose directly to the Audit Committee any conflicts of interest, including any material transaction or relationship involving a potential conflict of interest.

Stockholder Nomination Procedures

The Governance and Nominating Committee will consider director candidates recommended by the stockholders. Generally, for a stockholder of the Company to make a nomination to be included in the proxy statement, he or she must give written notice to our Secretary so that such notice is received at least 120 calendar days prior to the first anniversary of the date the Company’s proxy statement is sent to the stockholders in connection with the previous year’s annual meeting of stockholders. If no annual meeting of stockholders was held in the previous year (or if the date of the annual meeting of stockholders was changed by more than 30 calendar days from the date of the previous year’s annual meeting), the notice must be received by the Company within a reasonable period prior to the time the Company begins to print and send its proxy materials for the applicable annual meeting. The stockholder’s notice must set forth as to each nominee: (i) the name, age, business address and residence address of such nominee, (ii) the principal occupation or employment of such nominee, (iii) the number of shares of our common stock which are beneficially owned by such nominee, and (iv) any other information relating to such nominee that may be required under federal securities laws to be disclosed in solicitations of proxies for the election of directors (including the written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serve as a director if elected). The stockholder’s notice must also set forth as to the stockholder giving notice: (a) the name and address of such stockholder and (b) the number of shares of our common stock which are beneficially owned by such stockholder.

If the information supplied by the stockholder is deficient in any material aspect or if the foregoing procedure is not followed, the chairman of the applicable annual meeting may determine that such stockholder’s nomination should not be brought before the meeting and that such nominee is not eligible for election as a director of the Company. The committee will not alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.

Audit Committee

The Audit Committee currently consists of Messrs. Trier (Chairman), Brookner, Harris, Johnston and Pullins.  As Mr. Johnston will not stand for reelection, he will no longer be on this committee after the Annual Meeting.  Our Board of Directors has determined that Messrs. Brookner, Trier and Pullins are “audit committee financial experts” under the rules of the SEC. As more fully described in the Audit Committee Charter, which can be found on our website at www.usph.com, the committee is responsible for, among other things:

•	overseeing our financial reporting processes, including the quarterly reviews and annual audits of our financial statements by the independent auditors;

•	the appointment, compensation, retention and oversight of the work of the independent auditors;

•	pre-approving audit and permitted non-audit services, and related fees and terms of engagement, provided by the independent auditors; and

•	reviewing with management and independent auditors issues relating to disclosure controls and procedures and internal control over financial reporting.

The Audit Committee Charter requires that the committee consist of at least three independent members of our Board and that the committee meet at least four times per year on a quarterly basis. At each regular Audit Committee meeting, the committee meets privately with management and with the independent auditors. Each member of the Audit Committee has been determined to be “independent,” as defined in the NYSE listing standards and the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of those forms furnished to the Company and written representations from the executive officers and directors, we believe that during 2016 all other Section 16(a) filing requirements applicable to our directors and officers were complied with on a timely basis with the exception of three Form 4’s for transactions occurring on different dates in December 2010 by Dr. Harris.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Committee

The current members of the Compensation Committee are Messrs. Chapman (Chairman), Pullins and Trier, all of whom have been determined to be “independent,” as defined in the NYSE listing standards and the rules of the SEC. As more fully described in the Compensation Committee Charter, which can be found on our website at www.usph.com, the committee is responsible for, among other things:

•	establishing goals and objectives relevant to incentive compensation awards (annual and long-term) for the Chief Executive Officer and other senior executive officers of the Company;

•
evaluating the Chief Executive Officer’s and other senior executive officers’ performance and the overall corporate performance in light of these goals and objectives and approve any incentive compensation for such executives;

•	determining any periodic adjustments to be made in the Chief Executive Officer’s and other senior executive officers’ base salary level based on the committee’s evaluation thereof;

•
reviewing, for officers of the Company other than the senior executives, the proposed salary levels and annual adjustments thereto and the incentive compensation plans formulated by senior executive management and the annual bonus payments to be made thereunder, and providing input and advice to senior executive management with respect to these compensation decisions;

•	approving all executive perquisites and any special benefit plans to be made available to senior executive officers;

•	advising on compensation of non-employee members of the Board;

•	administering the Company’s equity compensation plans and approving grants to executive officers, employees, directors, and consultants under such plans; and

•	reviewing, and approving any amendments to employment agreements for Named Executive Officers.

The committee may delegate its responsibilities to subcommittees of one or more directors. The committee meets at least two times a year to carry out its responsibilities. The Named Executive Officers and other senior executives are not permitted to be present during any deliberations or voting with respect to his or her compensation. The committee’s processes and procedures for determining executive compensation are described below under “Compensation Discussion and Analysis.” Each member of the Compensation Committee has been determined to be “independent”, as defined in the NYSE listing standards and the rules of the SEC.

Compensation Discussion and Analysis

The Compensation Committee, composed entirely of independent directors, administers the Company’s executive compensation program. The role of the committee includes establishing and overseeing compensation and benefit programs for our executive officers including the Chief Executive Officer (“CEO”) and the other executive officers listed in the Summary Compensation table below (the “Named Executive Officers”). The committee also evaluates the performance of the CEO and reviews the performance of our other executive officers every year. Based upon these performance evaluations, the committee establishes compensation for the CEO and other executive officers, and executive management consults with the committee with respect to compensation levels and plans for key employees. Elements of our executive compensation program include: base salary; annual cash incentive compensation; long-term equity incentive awards; post-employment benefits; and benefits and perquisites.

In establishing and overseeing the program, the committee’s goal is to ensure that we can attract and retain superior management talent critical to our long-term success. To ensure that executive compensation is aligned with the performance of the Company and the interests of its stockholders, a significant portion of compensation available to executives is linked directly with financial results and other factors that influence stockholder value.

Compensation Support

Our management, our Human Resources department and our outside consultants, from time to time, support the committee in discharging its duties. In performing duties relating to the development and administration of our executive compensation program, our Human Resources department and the committee periodically review matters that relate to the competitive position, value and design of our short-term and long-term incentive compensation plans, performance goals and rewards available at various levels of performance.

Under its charter, the committee also may retain, at the Company’s expense, compensation consultants to provide independent advice and counsel directly to the committee.

Peer Group Compensation

In evaluating appropriate levels of total compensation for the Named Executive Officers, the committee gathers and analyzes data from a variety of sources. While there is not a comparable “peer group” of publicly-traded companies serving the outpatient rehabilitation sector, the committee monitors public information on executive compensation for a number of companies providing various healthcare services which are similar in revenue volume and market capitalization to the Company. The Compensation Committee believes that this information is useful in evaluating the competitiveness of our executive compensation program.

Limitation on Certain Trades of Company Securities

In addition to the various trading restrictions required of Company directors and certain employees under the Exchange Act, Securities Act of 1933, as amended, and SEC rules, the U.S. Physical Therapy, Inc. Insider Trading Policy restricts certain transactions involving company securities. Among other things, directors, officers, employees and other insiders of the Company are prohibited from entering into certain hedging or monetization transactions regarding Company securities (e.g., the purchase of “put” options, short positions, zero-cost collars or forward sale contracts).

Compensation Philosophy and Objectives

Our compensation policies are designed to enable us to attract, motivate and retain experienced and qualified executives. We seek to provide competitive compensation. Historically, our policy has been to provide a significant component of an executive officers’ compensation through the grant of stock options or restricted shares that vest over a number of years. We believe that grants of equity-based incentives to executives and key employees help to align the interests of these persons with the interests of our stockholders.

The committee’s policy is to compensate and reward executive officers and other key employees based on the combination of some or all of the following factors, depending on the person’s responsibilities: corporate performance, business unit performance and individual performance. The committee evaluates corporate performance and business unit performance by reviewing the extent to which the Company has accomplished strategic business objectives such as improved profitability, cash flow, management of working capital, improvements in clinic productivity and efficiency, and the overall quality of patient care. The committee evaluates individual performance by comparing actual accomplishments to the objectives established for the individual under the Company’s management development program. The committee determines increases in base salary and annual cash incentive awards based on actual accomplishments during the performance period and determines long-term incentive awards (as detailed below) on criteria documented in the long-term incentive plans.

The committee believes that compensation to executive officers should be aligned closely with the Company’s performance on both a short-term and long-term basis. As a result, a significant portion of compensation to each executive officer is “at risk” and tied to the achievement of financial performance goals, regulatory compliance, improvements in operating efficiency and the quality of care provided, and other quantitative and qualitative factors. The executive compensation program is also designed to incentivize continuous improvements by providing enhanced compensation as results improve. While a significant portion of compensation to the Company’s executive officers is performance-based, the committee also believes it prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our long-term strategic objectives. The committee also takes into account the compensation practices of certain comparably-sized healthcare service companies to ensure that the Company is able to attract, retain and reward executive officers whose contributions are critical to our long-term success.

Base Salaries

Other than the base salary of the Named Executive Officers which were initially set by an employment agreement (see “Employment and Consulting Agreements” below), base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual and the competitive marketplace for executive talent. Base salaries for executive officers, including those with employment agreements, are reviewed annually by the committee based on, among other things, individual performance and responsibilities, inflation and competitive market conditions.

Annual Cash Incentive Compensation

Based on individual and Company performance, incentive compensation opportunities are available to a wide range of our employees. We believe that incentive compensation is effective in reinforcing both the overall values of our Company and our specific operating goals.

Incentive compensation programs are designed to focus employees’ attention on our key performance goals, to identify the expected levels of performance and to reward individuals who meet or exceed our expectations. The aggregate amounts available for incentive awards are determined by our overall financial performance. The actual awards paid to individual recipients, other than to executive officers, are formulated by management, generally payable on an annual basis and reviewed by the committee prior to payment. The committee formulates and determines incentive awards for Named Executive Officers. See “Summary Compensation Table” below.

For 2016, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (the “Executive Participants”) were eligible to receive cash bonus awards under the Company’s Objective Cash Bonus Plan and Discretionary Cash Bonus Plan that amounted to a maximum of 125% of their respective base salaries. For a detailed description of these plans, see the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2017. Under the Objective Cash Bonus Plan, the Executive Participants were eligible to earn a cash bonus award of up to 75% of their respective base salaries dependent upon the Company achieving diluted earnings per share in the range of $1.86 to $2.04 or more. Based on the adjusted diluted earnings per share of $1.87 for 2016, the Executive Participants received an Objective Cash Bonus award for 2016 equal to 17% of their respective base salaries. Under the Discretionary Cash Bonus Plan, the Executive Participants were awarded a cash bonus award of 21% of their respective base salaries.  The discretionary cash award was based upon a subjective determination of the committee utilizing certain performance criteria as detailed in the plan. However, the committee did not consider it practicable to, nor did it attempt to, quantify, rank or otherwise assign relative weights to the specific performance criteria it considered in reaching its decision. In considering these performance criteria, the individual members of the committee may have given different weights to different performance criteria. The discretionary performance criteria were not intended to be rigid or formulaic but rather served as a framework under which the committee reviews the total compensation.  The total cash bonus for the 2016 year, inclusive of the Objective Cash Bonus Plan and Discretionary Cash Bonus Plan, paid to Messrs. Reading, McAfee and McDowell was $230,622, $166,668, and $155,040, respectively. These bonuses were paid in April 2017.

Long-term Equity Incentive Awards

For the 2016 year, the Executive Participants were eligible to receive awards consisting of shares of restricted common stock under the Company’s Objective Long-Term Incentive Plan and Discretionary Long-Term Incentive Plan.  For a detailed description of these plans, see the Company’s Current Report Form 8-K filed with the SEC on March 16, 2017. Under the Objective Long-Term Incentive Plan, Messrs. Reading, McAfee and McDowell were eligible to earn up to 15,000, 7,500 and 7,500 shares of restricted common stock, respectively, dependent upon the Company achieving diluted earnings per share in the range of $1.86 to $1.98 or more. Based on the adjusted diluted earnings per share of $1.87 for 2016, Messrs. Reading, McAfee and McDowell were awarded 5,100, 2,550 and 2,550 shares of restricted common stock, respectively. Under the Discretionary Long-Term Incentive Plan, Messrs. Reading, McAfee and McDowell were eligible to earn up to 15,000, 7,500 and 7,500 shares of restricted common stock, respectively, based upon a subjective determination of the committee. The committee utilized certain performance criteria as detailed in the plan but generally did not consider it practicable to, nor did it attempt to, quantify, rank or otherwise assign relative weights to the specific performance criteria it considers in reaching its decision. In considering these performance criteria, the individual members of the committee may have given different weights to different performance criteria. The discretionary performance criteria were not intended to be rigid or formulaic but rather served as a framework under which the committee reviews the total compensation and performance of the Executive Participants to determine what incentive amount is appropriate for any specific year. For 2016, Messrs. Reading, McAfee and McDowell were awarded 11,250, 5,625 and 5,625 shares of restricted common stock, respectively, under the Discretionary Long-Term Incentive Plan.  On March 24, 2017, for the 2016 year, Messrs. Reading, McAfee and McDowell were granted an aggregate of 16,350, 8,175 and 8,175 shares of restricted common stock, respectively, representing the total shares awarded under the Objective Long-Term Incentive Plan and Discretionary Long-Term Incentive Plan. The restricted shares vest evenly over 16 quarters with the first vesting occurring on April 1, 2017.

The Objective Cash Bonus Plan, Discretionary Cash Bonus Plan, Objective Long-Term Incentive Plan, and Discretionary Long-Term Incentive Plan collectively are hereinafter referred to as the “2016 Executive Incentive Plan”.

The Amended and Restated 2003 Stock Incentive Plan (the “Stock Incentive Plan”) and our Amended and Restated 1999 Employee Stock Option Plan (“1999 Stock Option Plan”) are intended to align employee and outside director interests with stockholders’ interests, to provide incentives to our key employees by encouraging their ownership of our common stock and to aid us in attracting and retaining key employees, upon whose efforts our success and future growth depends.

Equity grants are made at the discretion of the committee, which administers the Company’s equity compensation plans. The objective of such long-term equity-based awards, which generally vest over three to five years, is primarily to incentivize management and key employees for future performance rather than to reward specific past performance. Individual grant sizes are primarily determined based on the employee’s duties and level of responsibility and his or her ability to exert significant influence and make meaningful contributions to the overall future success of the Company and, to a lesser degree, organizational and individual performance. At the discretion of the committee, and based on the recommendation of management, equity grants may also be used as an incentive for candidates recruited to fill key positions and for existing employees who receive significant promotions with increased responsibilities.

Post-Employment Benefits

We have entered into employment agreements with our Named Executive Officers that provide for the payment of severance and other post-termination benefits depending on the nature of the termination, including severance payments in the event of a termination following a “change in control.” The committee believes that the terms and conditions of these agreements are reasonable and assist us in retaining the executive talent needed to achieve our objectives. In particular, the termination agreements, in the event of a “change in control,” help executives focus their attention on the performance of their duties in the best interests of the stockholders without being concerned about the consequences to them of a change in control and help promote continuity of senior management. Information regarding the specific payments that are applicable to each termination event, as well as the effect on unvested equity awards, is provided under the heading “Executive Compensation — Post Termination/Change-in-Control Benefits” below.

Benefits and Perquisites

Defined Contribution Plan.    The Company maintains qualified retirement plans pursuant to Internal Revenue Code of 1986, as amended (the “Code”), Section 401(k) (the “401(k) Plans”) covering substantially all employees subject to certain minimum service requirements. The 401(k) Plans allows employees to make voluntary contributions and provides for discretionary matching contributions by the Company. For certain plans, the Company makes matching contributions.  The assets of the 401(k) Plans are held in trust for grantees and are distributed upon the retirement, disability, death or other termination of employment of the grantee. The Board, in its discretion, determines the amount of any Company discretionary contributions. We did not make any discretionary contributions to the 401(k) Plan during 2016.  The Company’s matching contributions aggregated $1.1 million in 2016.

Life Insurance.    The Company maintains, at its expense, for the benefit of each of its full-time employees, life insurance policies in the amount of one times the employee’s annual salary, up to $200,000.

Health and Welfare Benefits.    All executive officers, including the Named Executive Officers, are eligible for welfare benefits from the Company including: medical, dental, vision, life insurance, short-term disability and long-term disability. Named Executive Officers participate in these plans on the same basis and subject to the same costs, terms and conditions as other salaried employees at their work location.

Employment and Consulting Agreements

Effective February 9, 2016, the Company entered into amended and restated Employment Agreements (collectively, the “Employment Agreements”) with each Named Executive Officer.  The Employment Agreements were executed in order to (i) extend the term of each of the Employment Agreements for an additional two-year period commencing as of January 1, 2016, along with automatic two-year extensions as of the end of each expiring term; (ii) modify the severence and other benefits to which Executive Officers are entitled in the event of an involuntary termination of employment without cause, a voluntary termination for good reason, or due to death or disability; and (iii) provide for additional benefits in the event of a change in control of the Company.  The Employment Agreements presently expire on December 31, 2017.

Each of the Employment Agreements may be terminated by the Company prior to the expiration of their respective terms for cause or without cause, and due to the death or disability of the Executive Officer, as well as by the Executive Officer for good reason or based a disability.   In the event of (A) an involuntary termination by the Company without “cause” (as defined in each of the Employment Agreements) or (B) a voluntary termination by the Executive Officer for “good reason” (as defined in each of the Employment Agreements), the affected Executive Officer is entitled to receive (1) salary continuation for two years, based on his base compensation then in effect, (2) the greater of: (a) the bonus paid or payable to the Executive Officer with respect to the last fiscal year completed prior to such termination, or (b) the average of the bonuses paid to the Executive Officer over the last three fiscal years of employment ending with the last fiscal year prior to such termination, (3) the Executive Officer’s accrued but unused vacation days, (4) an immediate acceleration of vesting for all outstanding equity incentive awards, and (5) medical insurance benefits currently in effect for the twenty-four months following such termination.  If an Employment Agreement is terminated based on a qualified disability (as described in the Employment Agreements), the terminated Executive Officer is entitled to receive a lump-sum payment equal to two times such Executive Officer’s base compensation then in effect, as well as an immediate acceleration of vesting for all outstanding equity incentive awards.  If an Employment Agreement is terminated based on the death of an Executive Officer, the Executive Officers’ estate (or his heirs) will receive a lump-sum payment equal to such Executive Officers base compensation then in effect, and all outstanding equity incentive awards held by such Executive Officer shall immediately vest.  Finally, in the event of a “change in control” (as defined in the Employment Agreements), the Executive Officers, as applicable, will be entitled to (A) a change of control benefit of $500,000 for Mr. Reading and McAfee and $283,333 for Mr. McDowell, and (B) the immediate acceleration of vesting for all outstanding equity incentive awards held by the Executive Officers.

Effective January 8, 2017, the annual base salaries under the agreements were increased to $725,000 for Mr. Reading, $470,000 for Mr. McAfee and $470,000 for Mr. McDowell.

Messrs. Reading, McAfee and McDowell’s employment agreements may each be terminated by the Company prior to the expiration of their term. See “Executive Compensation — Post Termination/Change-in-Control Benefits” below for a detailed discussion of the termination and change in control provisions contained in these agreements.

We do not have any executive retention and severance arrangements or change in control agreements with our Named Executive Officers other than those described above.

Compensation of Named Executive Officers

Mr. Reading joined our Company in November 2003 as Chief Operating Officer and, effective November 1, 2004, was promoted to President and Chief Executive Officer. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. Reading’s annual base salary is subject to adjustment by the Compensation Committee. For the last three years, his annual base salary was $577,000 (during 2014), $595,000 (during 2015), $606,900 (during 2016) and further increased to $725,000 effective as of January 8, 2017. During each of 2014, 2015 and 2016, Mr. Reading participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. Reading (i) was granted 40,000 shares of restricted stock and was paid a cash bonus of $721,250 for 2014, and (ii) was granted 22,720 shares of restricted stock and was paid a cash bonus of $124,950 for 2015.  As previously disclosed, for 2016, Mr. Reading was paid a cash bonus of $230,622 on April 21, 2017 and was granted 16,350 shares of restricted stock on March 24, 2017.

Mr. McAfee joined our Company in September 2003 as Chief Financial Officer and, effective November 1, 2004, was promoted to Executive Vice President. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. McAfee’s annual base salary is subject to adjustment by the Compensation Committee. For the last three years, his annual base salary was $420,000 (during 2014), $430,000 (during 2015), and $438,600 (during 2016), and further increased to $470,000 effective as of January 8, 2017. During each of 2014, 2015 and 2016, Mr. McAfee participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. McAfee (i) was granted 20,000 shares of restricted stock and was paid a cash bonus of $525,000 for 2014, and (ii) was granted 11,360 shares of restricted stock and was paid a cash bonus of $90,300 for 2015. As previously disclosed, for 2016, Mr. McAfee was paid a cash bonus of $166,668 on April 21, 2017 and was granted 8,175 shares of restricted stock on March 24, 2017.

Mr. McDowell joined our Company in October 2003 as Vice President of Operations overseeing the west region and, effective January 24, 2005, was promoted to Chief Operating Officer. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. McDowell’s annual base salary is subject to adjustment by the Compensation Committee.  For the last three years, his annual base salary was $377,000 (during 2014), $400,000 (during 2015) and $408,000 (during 2016), and further increased to $470,000 effective as of January 8, 2017.  During each of 2014, 2015 and 2016, Mr. McDowell participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. McDowell (i) was granted 20,000 shares of restricted stock and was paid a cash bonus of $471,250 for 2014, and (ii) was granted 11,360 shares of restricted stock and was paid a cash bonus of $84,000 for 2015.  As previously disclosed, for 2016, Mr. McDowell was paid a cash bonus of $155,040 on April 21, 2017 and was granted 8,175 shares of restricted stock on March 24, 2017.

In determining the appropriate compensation for Messrs. Reading, McAfee and McDowell, the Compensation Committee evaluates our overall corporate performance under their leadership, as well as each individual contribution to key strategic, financial and development objectives. The committee utilizes a combination of quantitative measures and qualitative factors in reviewing executive performance and compensation.

Compensation Deductibility Policy

Under Section 162(m) of the Code and applicable Treasury regulations, no deduction is allowed for annual compensation in excess of $1 million paid by a publicly traded corporation to its chief executive officer and the four other most highly compensated officers. Under those provisions, however, there is no limitation on the deductibility of “qualified performance-based compensation.”

In general, our policy is to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with the most appropriate methods and approaches for the design and delivery of compensation to our executive officers.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during 2016, 2015 and 2014 to Messrs. Reading, McAfee and McDowell.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards (2) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation (3) ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation (4) ($)	Total ($)

Christopher J. Reading	2016	606,717		971,978		230,622		1,242	1,810,559
Chief Executive Officer	2015	616,500		1,140,253		124,950		1,289	1,882,992
2014		575,692		1,552,200		721,250		1,242	2,850,384

Lawrance W. McAfee	2016	438,467		485,989		166,668		3,564	1,094,688
Chief Financial Officer	2015	445,769		570,126		90,300		3,701	1,109,896
2014		419,231		776,100		525,000		2,322	1,722,653

Glenn D. McDowell	2016	407,877		485,989		155,040		2,322	1,051,228
Chief Operating Officer	2015	413,615		570,126		84,000		2,411	1,070,152
2014		376,077		776,100		471,250		2,322	1,625,749

1.	2015 includes 27 pay periods versus standard of 26.

2.
For 2016, stock awards were granted in accordance with the 2016 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 16,350 shares and Messrs. McAfee and McDowell were awarded 8,175 shares each. For 2015, stock awards were granted in accordance with the 2015 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 22,720 shares and Messrs. McAfee and McDowell were awarded 11,360 shares each. For 2014, stock awards were granted in accordance with the 2014 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 40,000 shares and Messrs. McAfee and McDowell were awarded 20,000 shares each. Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 which amounted to a weighted average of $59.45 per share for 2016, $50.19 per share for 2015 and $38.81 per share for 2014. Assumptions used in the calculation of these amounts are included in “Note 11 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

3.
For 2016, the amounts represent the cash bonuses earned under the Company’s 2016 Executive Incentive Plan and paid in April  2017.  For 2015, the amounts represent the cash bonuses earned under the Company’s 2015 Executive Incentive Plan and paid in March 2016.  For 2014, the amounts represent the cash bonuses earned under the Company’s 2014 Executive Incentive Plan and paid in March 2015.  See “Compensation Discussion and Analysis — Annual Cash Incentive Compensation” for further details.

4.	Represents the value of life insurance premiums for life insurance coverage provided to the Named Executive Officers.

Grants of Plan-Based Awards

The following table sets forth the grants of plan-based awards during 2016 to the Named Executive Officers:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1) :			Estimated Possible Payouts Under Equity Incentive Plan Awards (1) :			Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of Stock Awards (2)

Christopher J. Reading	3/10/2016	$-	$758,625	$758,625	-	30,000	30,000	$1,512,000

Lawrance W. McAfee	3/10/2016	$-	$548,250	$548,250	-	15,000	15,000	$756,000

Glenn D. McDowell	3/10/2016	$-	$510,000	$510,000	-	15,000	15,000	$756,000

1.
Possible payments and equity grants under the 2016 Executive Incentive Plan. See the Summary Compensation Table above for actual amounts earned for 2016. The cash earned was paid on April 21, 2017 and the shares of restricted common stock were granted on March 24, 2017.

2.
Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 which amounted to a weighted average of $50.40 per share. See “Note 11 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report for a description of the valuations and a description of the equity plans.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

See “Employment and Consulting Agreements” above and “Post-Termination/Change-in-Control Benefits” below for the material terms of our employment agreements with our Named Executive Officers. See “Compensation Discussion and Analysis” above for an explanation of the amount of salary and bonus in proportion to total compensation. See the footnotes to the Summary Compensation Table above and Grants of Plan-Based Awards table paid to the Named Executive Officers above for narrative disclosure with respect to those tables.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding awards of shares of restricted common stock that have not vested as of December 31, 2016 for each Named Executive Officer. There are no outstanding stock option awards for the Named Executive Officers as of December 31, 2016.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Christopher J. Reading	52,635	(2)	$3,694,977

Lawrance W. McAfee	26,323	(3)	$1,847,875

Glenn D. McDowell	26,323	(3)	$1,847,875

1.	Calculated based on the closing market price of our common stock on December 31, 2016 of $70.20 per share.

2. The restrictions on these shares of common stock granted as restricted stock will lapse as follows:

1/1/2017	8,095	4/1/2018	3,920	4/1/2019	1,420
4/1/2017	5,795	7/1/2018	3,920	7/1/2019	1,420
7/1/2017	5,795	10/1/2018	3,920	10/1/2019	1,420
10/1/2017	5,795	1/1/2019	3,920	1/1/2020	1,420
1/1/2018	5,795

3. The restrictions on these shares of common stock granted as restricted stock will lapse as follows:

1/1/2017	4,047	4/1/2018	1,960	4/1/2019	710
4/1/2017	2,897	7/1/2018	1,960	7/1/2019	710
7/1/2017	2,897	10/1/2018	1,960	10/1/2019	710
10/1/2017	2,897	1/1/2019	1,960	1/1/2020	710
1/1/2018	2,905

Stock Vested Table

The following table shows the number of shares of our common stock acquired by the Named Executive Officers during 2016 upon the vesting of restricted stock.  As of December 31, 2016, there were no outstanding stock options for the Named Executive Officers.

Stock Vested

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on Vesting

Christopher J. Reading	30,960	$1,755,268

Lawrance W. McAfee	15,478	$877,521

Glenn D. McDowell	15,478	$877,521

The value realized on vesting is computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. The closing price of the stock is used as the market value.

Post Termination/Change-in-Control Benefits

Each of the Employment Agreements of the Named Executive Officers may be terminated by the Company prior to the expiration of their respective terms for cause or without cause, and due to the death or disability of the Executive Officer, as well as by the Executive Officer for good reason or based a disability.   In the event of (A) an involuntary termination by the Company without “cause” (as defined in each of the Employment Agreements) or (B) a voluntary termination by the Executive Officer for “good reason” (as defined in each of the Employment Agreements), the affected Executive Officer is entitled to receive (1) salary continuation for two years, based on his base compensation then in effect, (2) the greater of: (a) the bonus paid or payable to the Executive Officer with respect to the last fiscal year completed prior to such termination, or (b) the average of the bonuses paid to the Executive Officer over the last three fiscal years of employment ending with the last fiscal year prior to such termination, (3) the Executive Officer’s accrued but unused vacation days, (4) an immediate acceleration of vesting for all outstanding equity incentive awards, and (5) medical insurance benefits currently in effect for the twenty-four months following such termination.  If an Employment Agreement is terminated based on a qualified disability (as described in the Employment Agreements), the terminated Executive Officer is entitled to receive a lump-sum payment equal to two times such Executive Officer’s base compensation then in effect, as well as an immediate acceleration of vesting for all outstanding equity incentive awards.  If an Employment Agreement is terminated based on the death of an Executive Officer, the Executive Officers’ estate (or his heirs) will receive a lump-sum payment equal to such Executive Officers base compensation then in effect, and all outstanding equity incentive awards held by such Executive Officer shall immediately vest.  Finally, in the event of a “change in control” (as defined in the Employment Agreements), the Executive Officers, as applicable, will be entitled to (A) a change of control benefit of $500,000 for Mr. Reading and McAfee and $283,333 for Mr. McDowell, and (B) the immediate acceleration of vesting for all outstanding equity incentive awards held by the Executive Officers.

The amount of compensation payable to each Named Executive Officer under the agreements is detailed in the tables below:

Christopher Reading
President and Chief Executive Officer

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control

Compensation
Severance (2)	$-	$1,450,000	$1,450,000	$1,450,000
Annual Cash Incentive (3)	-	387,263	387,263	387,263
Change of Control Benefit (4)	-	-	-	500,000
Restricted Stock (Unvested and (Accelerated) (5)	-	3,694,977	3,694,977	3,694,977

Benefits and Perquisities
Health and Dental Coverage (6)	-	21,648	21,648	21,648

Total	$-	$5,553,888	$5,553,888	$6,053,888

Lawrance McAfee
Executive Vice President and Chief Financial Officer

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control

Compensation
Severance (2)	$-	$940,000	$940,000	$940,000
Annual Cash Incentive (3)	-	281,124	281,124	281,124
Change of Control Benefit (4)	-	-	-	500,000
Restricted Stock (Unvested and (Accelerated) (5)	-	1,847,875	1,847,875	1,847,875

Benefits and Perquisities
Health and Dental Coverage (6)	-	21,648	21,648	21,648

Total	$-	$3,090,647	$3,090,647	$3,590,647

Glenn McDowell
Chief Operating Officer

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control

Compensation
Severance (2)	$-	$940,000	$940,000	$940,000
Annual Cash Incentive (3)	-	255,803	255,803	255,803
Change of Control Benefit (4)	-	-	-	283,333
Restricted Stock (Unvested and (Accelerated) (5)	-	1,847,875	1,847,875	1,847,875

Benefits and Perquisities
Health and Dental Coverage (6)	-	21,648	21,648	21,648

Total	$-	$3,065,326	$3,065,326	$3,348,659

1.
For purposes of this analysis, we assumed the price per share of our common stock on the date of termination is $70.20 (the closing price on December 31, 2016) and that the executive’s base salary (as in effect at December 31, 2016) is as follows: Mr. Reading — $725,000; Mr. McAfee — $470,000; and Mr. McDowell — $470,000.

2.	Severance is calculated using two times the base salary as in effect at December 31, 2016 as noted in footnote 1 above.

3.
Annual cash incentive is based on the greater of (i) the bonus paid or payable to the executive with respect to last fiscal year of the Company completed prior to termination or (ii) the average of the bonuses paid to the executive over the three fiscal years of the Company ending with the last fiscal year completed prior to the termination.

4.	Based on amounts stipulated in the respective employment agreements.

5.
Pursuant to the Restricted Stock Agreement for each executive, all restrictions and conditions on shares of restricted stock will be deemed satisfied and shares will be fully vested upon a “Change in Control”.

6.	Calculated for the remaining term of the agreement which expires on January 1, 2018. In the event of a “Change in Control”, the remaining term of the agreements is one year from such event.

COMPENSATION COMMITTEE REPORT

The Compensation Committee was composed of three independent directors during 2016. It acts under a written charter adopted by the Board. The primary function of the Compensation Committee is to determine the compensation for our executive officers, administer incentive stock plans and recommend to the Board the compensation to be paid to our non-employee directors. The committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein. Based on its review, the related discussions and such other matters deemed relevant and appropriate by the committee, the committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Proxy Statement relating to the 2017 Annual Meeting of Stockholders.

Respectfully submitted,

The Compensation Committee
Harry S. Chapman, Chairman
Jerald L. Pullins
Clayton K. Trier

Director Compensation Table

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors who are not Named Executive Officers during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Option Awards	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel C. Arnold (1)	$20,000	$-	$-	$-	$-	$-	$20,000
Mark J. Brookner	$53,750	$140,225	$-	$-	$-	$-	$193,975
Harry S. Chapman	$66,500	$140,225	$-	$-	$-	$-	$206,725
Dr. Bernard A. Harris, Jr	$55,000	$140,225	$-	$-	$-	$-	$195,225
Marlin W. Johnston (4)	$53,750	$140,225	$-	$-	$-	$-	$193,975
Edward L. Kuntz	$55,750	$140,225	$-	$-	$-	$-	$195,975
Jerald L. Pullins	$112,500	$140,225	$-	$-	$-	$-	$252,725
Reginald E. Swanson (5)	$-	$-	$-	$-	$-	$111,292	$111,292
Clayton K. Trier	$76,750	$140,225	$-	$-	$-	$-	$216,975

(1)	Mr. Arnold served as a Board member until May 17, 2016, the date of our last annual meeting of shareholders. He did not stand for reelection.

(2)	Includes Retainer Fees, Chairman Fees and Meeting Fees.

(3)
Stock awards were granted as restricted stock under the terms of the Stock Incentive Plan. The restrictions lapsed as to 687 shares on each of July 1, and October 1, 2016 and January 1, and April 1, 2017. Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, which amounted to $56.09 per share. Assumptions used in the calculation of these amounts are included in “Note 11 — Equity Based Plans” to this Annual Report.

(4)	Mr. Johnston will not stand for reelection at the 2017 Annual Meeting of Stockholders.

(5)
Other compensation represents salary and car allowance received by Mr. Swanson in his role as an employee of STAR Physical Therapy, LP, a subsidiary of the Company. During 2016, Mr. Swanson did not receive any additional compensation for being a director.

Compensation of Directors

During 2016, each of our non-employee directors received $10,000 per quarter (“Retainer Fee”) for serving as a member of our Board of Directors. In addition, each of our non-employee directors is paid $1,250 for each committee meeting attended in person or telephonically (hereinafter referred to as “Meeting Fees”). In addition to the Retainer Fee, the Chairman of our Board of Directors, who is also the Chairman of our Governance and Nominating Committee, is paid an annual fee of $55,000, the Chairman of the Audit Committee is paid an annual fee of $18,000, the Chairman of the Compensation Committee is paid an annual fee of $14,000, and the Chairman of the Compliance Committee is paid an annual fee of $12,000 (hereinafter all referred to as “Chairman Fees”). Directors are also reimbursed for their out-of-pocket travel and related expenses incurred in attending Board and committee meetings. Directors who are also our employees are not compensated separately for serving on our Board. In addition, in May 2016, each of the non-employee directors elected at the 2016 annual meeting received a grant of 2,500 shares of restricted stock, under the terms of the Company’s Stock Incentive Plan, vesting quarterly through April 1, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in 1st Column

Equity Compensation Plans Approved by Stockholders (1)	-	$-	566,118

1.
The Stock Incentive Plan permits us to grant stock-based compensation to employees, consultants and outside directors of the Company. The 1999 Stock Option Plan permits us to grant stock-based compensation to employees and non-employee directors. For further descriptions of the Stock Incentive Plan and the 1999 Stock Option Plan, see “Note 11 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report.

All current Equity Compensation Plans have been approved by stockholders.

Stock Owned by Directors, Nominees and Executive Officers

The following table shows the number and percentage of shares of our common stock beneficially owned by our directors, Named Executive Officers and all directors and executive officers as a group as of April 14, 2017. Each person has sole voting and investment power for the shares shown below unless otherwise indicated.

Name of Beneficial Owner	Number of Shares Owned (1)		Percent of Common Stock Outstanding

Directors:
Jerald L. Pullins	27,096		0.2%
Chairman of the Board
Christopher J. Reading	110,227	(2)	0.9%
President, Chief Executive Officer and Director
Lawrance W. McAfee	37,387	(3)	0.3%
Executive Vice President, Chief Financial Officer and Director
Mark J. Brookner	52,500		0.4%
Harry S. Chapman	36,250		0.4%
Dr. Bernard A. Harris, Jr	31,422		0.4%
Marlin W. Johnston	39,349		0.3%
Edward L. Kuntz	5,750		0.0%
Reginald E. Swanson	2,881	(4)	0.0%
Clayton K. Trier	13,750		0.1%

Non-Director Executive Officers:
Glenn D. McDowell	34,498	(3)	0.3%
Chief Operating Officer

All directors and executive officers as a group (12 persons)	391,110		3.1%

(1)	There are no outstanding stock options.

(2)	Includes 54,074 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:

7/1/2017	6,816	4/1/2018	4,941	4/1/2019	2,441	4/1/2020	1,021
10/1/2017	6,816	7/1/2018	4,941	7/1/2019	2,441	7/1/2020	1,021
1/1/2018	6,816	10/1/2018	4,941	10/1/2019	2,441	10/1/2020	1,021
		1/1/2019	4,941	1/1/2020	2,441	1/1/2021	1,035

(3)	Includes 27,044 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:

7/1/2017	3,407	4/1/2018	2,470	4/1/2019	1,220	4/1/2020	510
10/1/2017	3,407	7/1/2018	2,470	7/1/2019	1,220	7/1/2020	510
1/1/2018	3,415	10/1/2018	2,470	10/1/2019	1,220	10/1/2020	510
		1/1/2019	2,470	1/1/2020	1,220	1/1/2021	525

(4)	These shares of our common stock are held by the Regg E. Swanson Revocable Trust of which Mr. Swanson is the trustee and beneficiary.

Stock Owned by Certain Beneficial Holders

The table below shows the ownership of shares of common stock by persons known to us to beneficially own more than 5% of our common stock. The information is based on the most recent statements filed with the SEC on Schedule 13G, submitted to us by those persons.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock Outstanding

BlackRock, Inc 55 East 52nd Street New York, NY 10055	1,495,455	(1)	12.0%

Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	1,116,179	(2)	8.9%

T. Rowe Price Associates, Inc. 100 East Pratt St. Baltimore, MD 21202	1,021,215	(3)	8.2%

(1)
BlackRock, Inc. has sole voting power over 1,468,058 of the shares and sole dispositive power over 1,495,455 of the shares as disclosed in a Schedule 13G/A filed on January 17, 2017.  Various persons associated with BlackRock, Inc. have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the Company. No one person’s interest in the common stock of the Company is more than five percent of the total outstanding common stock.

(2)
Neuberger Berman Group LLC (“NB Group”) and Neuberger Berman Investment Advisers LLC (“NB Advisers”) have shared voting and dispositive power over 1,116,179 shares as disclosed in a Schedule 13G filed on February 15, 2017. NB Group and its affiliates may be deemed to be beneficial owners of securities for purposes of Exchange Act Rule 13d-3 because they or certain affiliated persons have shared power to retain, dispose of or vote the securities of unrelated clients. NB Group or its affiliated persons do not, however, have any economic interest in the securities of those clients. The clients have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. No one client has an interest of more than five percentof the issuer.

With regard to the shared voting power of the 1,116,179 shares, NB Group may be deemed to be the beneficial owner for purposes of Rule 13d-3 because certain affiliated persons have shared power to retain, dispose of and vote the securities. In addition to the holdings of individual advisory clients, NB Advisers serves as investment manager of NB Group’s various registered mutual funds which hold such shares. The holdings belonging to clients of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman LLC and NB Advisers are also aggregated to comprise the holdings referenced herein.

In addition to the shares, Neuberger entities also have shared power to dispose of the shares which includes shares from individual client accounts over which NB Advisers have shared power to dispose but do not have voting power over these shares. The holdings of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman LLC and NB Advisers are also aggregated to comprise the holdings referenced herein.

(3)
T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 233,540 of the shares and sole dispositive power over 1,021,215 of the shares as disclosed in a Schedule 13G filed on February 7, 2017.  Price Associates does not serve as custodian of the assets of any of its clients accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities.  The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of , such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser.  Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Not more than 5% of the shares is owned by any one client subject to the investment advice of Price Associates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.’

Certain Relationships and Related Transactions

The charter of the Audit Committee requires that the Audit Committee review and approve all insider and affiliated party transactions. There were no such transactions during 2016.

Independent Directors

The Board has affirmatively determined the Messrs. Brookner, Chapman, Harris, Kuntz, Pullins, and Trier have no relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent, as defined in the NYSE listing standards. Specifically, the Board determined that the foregoing six nominees are “independent” as defined in the NYSE listing standards, and that the directors comprising the Company’s Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Exchange Act and the directors comprising the Compensation Committee are “independent” as defined in Rule 10C-1 under the Exchange Act.

Attendance at Board Meetings and Board Committees

The Board of Directors conducts its business through its meetings and through meetings of certain committees of the Board of Directors. The Board of Directors is comprised of a majority of independent directors as required by the NYSE listing standards and is required to meet at least four times per year. In addition, the independent directors periodically meet as a group in executive session, with the Chairman of the Board presiding over such meetings.

The Board has the following standing committees: (i) Governance and Nominating, (ii) Compliance, (iii) Compensation, and (iv) Audit.  During 2016, the Board of Directors met seven times, the Governance and Nominating Committee met two times, the Compliance Committee met four times, the Compensation Committee met six times and the Audit Committee met six times. Each of our directors participated in at least 75% of the aggregate meetings of the Board of Directors and the committees on which he served.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed for services performed by Grant Thornton LLP for fiscal years 2016 and 2015:

	2016	2015
Audit Fees	$637,664	$440,578
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$637,664	$440,578

“Audit Fees” include fees for professional services rendered in connection with the audit of our financial statements and internal controls over financial reporting for the fiscal year as well as reviews of our interim financial statements included in our quarterly reports on Form 10-Q. The Audit Committee is authorized to delegate to one or more of its members the authority to pre-approve any defined audit and permitted non-audit services to be provided by the independent auditors, and related fees and other terms of engagement on these matters, provided that each pre-approval decision is presented to the full Audit Committee at its next scheduled meeting. In 2016 and 2015, 100% of the audit-related services were pre-approved under authority within certain limits granted by the committee to its chairman pursuant to these pre-approval procedures. Grant Thornton LLP has not provided any tax or other non-audit services to the Company.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this report:

1. Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2. Financial Statement Schedules. See page 105 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

3. Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description

3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

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

10.3+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

10.4+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.5+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

Number	Description

10.6+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.7+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.8+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.9+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.10+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.11+
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.12+
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.13+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.14+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.15+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.16+
U. S. Physical Therapy, Inc. Discretionary Long –Term  Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.17+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.18+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.19
Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

Number	Description

10.20
First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015].

10.21
Second Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2016].

10.22*	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent.

10.23+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.24+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.25+
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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$1,642	$3,906	-	$3,756	(2)	$1,792
YEAR ENDED DECEMBER 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,867	$4,170	-	$4,395	(2)	$1,642
YEAR ENDED DECEMBER 31, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,628	$4,112	-	$3,873	(2)	$1,867

(1)	Related to patient accounts receivable and accounts receivable—other.

(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: June 7, 2017

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

10.3+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

10.4+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.5+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

Number	Description

10.6+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.7+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.8+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.9+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.10+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2014, effective March 21, 2014 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 27, 2014].

10.11+
U. S. Physical Therapy, Inc. Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.12+
U. S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.13+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.14+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

10.15+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.16+
U. S. Physical Therapy, Inc. Discretionary Long –Term  Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.17+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.18+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.19
Amended and Restated Credit Agreement dated as of December 5, 2013, among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent and other lenders party hereto [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2013].

Number	Description

10.20
First Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2015].

10.21
Second Amendment to Amended and Restated Credit Agreement by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2016].

10.22*	Third Amendment to Amended and Restated Credit Agreement and Limited Waiver by and among the Company and the Lenders party hereto, and Bank of America, N.A., as Administrative Agent.

10.23+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.24+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.25+
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