Form 10-Q
period 2017-03-31
U S PHYSICAL THERAPY INC /NV
filed 2017-06-29
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of June 28, 2017, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,578,037.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$25,154	$20,047
Patient accounts receivable, less allowance for doubtful accounts of $1,853 and $1,792, respectively	43,244	38,840
Accounts receivable - other	6,346	2,649
Other current assets	3,827	4,428
Total current assets	78,571	65,964
Fixed assets:
Furniture and equipment	49,820	48,426
Leasehold improvements	27,582	26,765
Fixed assets, gross	77,402	75,191
Less accumulated depreciation and amortization	57,235	56,018
Fixed assets, net	20,167	19,173
Goodwill	244,446	226,806
Other identifiable intangible assets, net	43,213	38,060
Other assets	1,274	1,228
Total assets	$387,671	$351,231
LIABILITIES, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,996	$1,634
Accrued expenses	30,820	21,756
Current portion of notes payable	1,219	1,227
Total current liabilities	34,035	24,617
Notes payable	4,802	4,596
Revolving line of credit	58,000	46,000
Mandatorily redeemable non-controlling interests	80,154	69,190
Deferred taxes	15,486	15,736
Deferred rent	1,809	1,575
Other long-term liabilities	671	829
Total liabilities	194,957	162,543
Commitments and contingencies
U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,792,744 and 14,732,699 shares issued, respectively	147	147
Additional paid-in capital	70,132	68,687
Retained earnings	152,642	150,342
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	191,293	187,548
Non-controlling interests	1,421	1,140
Total USPH shareholders' equity and non-controlling interests	192,714	188,688
Total liabilities, USPH shareholders' equity and non-controlling interests	$387,671	$351,231

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
		(restated)
Net patient revenues	$93,654	$85,049
Other revenues	3,911	1,859
Net revenues	97,565	86,908
Clinic operating costs:
Salaries and related costs	55,827	47,804
Rent, clinic supplies, contract labor and other	20,087	17,507
Provision for doubtful accounts	898	1,089
Closure costs	6	13
Total clinic operating costs	76,818	66,413

Gross margin	20,747	20,495

Corporate office costs	8,547	9,004
Operating income	12,200	11,491

Interest and other income, net	24	20
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	(2,669)	(2,191)
Mandatorily redeemable non-controlling interests - earnings allocable	(1,294)	(887)
Debt and other	(415)	(308)
Total interest expense	(4,378)	(3,386)

Income before taxes	7,846	8,125

Provision for income taxes	1,812	2,172

Net income	6,034	5,953

Less: net income attributable to non-controlling interests	(1,218)	(1,465)

Net income attributable to USPH shareholders	$4,816	$4,488

Basic and diluted earnings per share attributable to USPH shareholders	$0.38	$0.36

Shares used in computation - basic	12,528	12,448

Shares used in computation - diluted	12,528	12,448

Dividends declared per common share	$0.20	$0.17

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES		(restated)
Net income including non-controlling interests	$6,034	$5,953
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,356	2,091
Provision for doubtful accounts	898	1,089
Equity-based awards compensation expense	1,280	1,221
Loss on sale of fixed assets	33	(19)
Deferred income tax	(250)	1,823
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,542)	(2,185)
(Increase) decrease in accounts receivable - other	(3,697)	43
Decrease (increase) in other assets	757	(2,282)
Increase in accounts payable and accrued expenses	5,315	3,857
Increase in mandatorily redeemable non-controlling interests	2,911	2,578
Increase in other liabilities	76	365
Net cash provided by operating activities	14,171	14,534

INVESTING ACTIVITIES
Purchase of fixed assets	(1,587)	(1,738)
Purchase of businesses, net of cash acquired	(15,670)	(12,899)
Acquisitions of non-controlling interests	-	(388)
Proceeds on sale of fixed assets, net	62	42
Net cash used in investing activities	(17,195)	(14,983)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(937)	(1,113)
Cash dividends to shareholders - funded	-	(2,125)
Proceeds from revolving line of credit	32,000	49,000
Payments on revolving line of credit	(20,000)	(40,500)
Payments to settle mandatorily redeemable non-controlling interests	(2,230)	(1,136)
Principal payments on notes payable	(702)	(250)
Other	-	1
Net cash used in financing activities	8,131	3,877

Net increase in cash and cash equivalents	5,107	3,428
Cash and cash equivalents - beginning of period	20,047	15,778
Cash and cash equivalents - end of period	$25,154	$19,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$86	$2,265
Interest	$599	$248
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$900	$500
Acquisition of non-controlling interest - seller financing portion	$-	$388
Payment to settle redeemable non-controlling interest - financing portion	$-	$126

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests
	Shares	Amount			Shares	Amount			Total
	(In thousands)
Balance December 31, 2016	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688
Issuance of restricted stock	60	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	1,280	-	-	-	1,280	-	1,280
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	165	-	-	-	165	-	165
Distribution to non-controlling interest partners	-	-	-	-	-	-	-	(937)	(937)
Dividends payable to USPT shareholders	-	-	-	(2,516)	-	-	(2,516)	-	(2,516)
Net income	-	-	-	4,816	-	-	4,816	1,218	6,034
Balance March 31, 2017	14,793	$147	$70,132	$152,642	(2,215)	$(31,628)	$191,293	$1,421	$192,714

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists; in these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2017, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

During the first three months of 2017 and the year ended 2016, the Company acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2017
January 2017 Acquisition	January 1	70%	17

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

In addition to the above clinic groups, in March 2017, the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors.

As of March 31, 2017, the Company operated 558 clinics in 42 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 30 third-party facilities under management as of March 31, 2017.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.  For acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interest are recorded within the statements of net income line items: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the balance sheet line item: Mandatorily redeemable non-controlling interests.

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

Restatement of Prior Financial Statements

As disclosed in our Current Report on Form 8-K filed March 16, 2017, and further described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 7, 2017, prior to issuing the 2016 annual financial statements, the Company determined it had previously incorrectly accounted for the non-controlling interests which were mandatorily redeemable. Management and the Company’s board of directors concluded this error was material to previously issued annual and quarterly consolidated financial statements.  Additional information regarding the restatement is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Financial information in this Form 10-Q related to all periods prior to the quarter ended December 31, 2016 has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company’s business is primarily made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the first quarter of 2017, there were six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2016, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2016 did not result in any goodwill amounts that were deemed impaired.

The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. Factors which could result in future impairment charges include but are not limited to:

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its accounting methodology for redeemable noncontrolling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulation;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information and associated fines and penalties for failure to comply;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical and occupational therapists;
•	personnel productivity and retaining key personnel;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain operations and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	acquisitions, purchases of non-controlling interests (minority interests) and the successful integration of the operations of the acquired business;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

Mandatorily Redeemable Non-Controlling Interests

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

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement contains mandatory redemption rights, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to its then current redemption value, based on the predetermined formula defined in the respective limited partnership agreement.  The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of net income by recording the adjustments and earnings to other income and expense in the captions - Interest expense – mandatorily redeemable non-controlling interests – change in redemption value and Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (‘‘SGR’’) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (‘‘CMS’’) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions.  As a result of MACRA and CMS’ adjustment to the applicable conversion factor, the net fee schedule payment rates were increased for 2017 by 0.24%.  For 2018 and 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. In addition, the MACRA promotes the development of new payment models that focus on quality and outcomes.

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

As a result of the Balanced Budget Act of 1997, the formula for determining the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech/language pathology services provided to any Medicare beneficiary (i.e., the ‘‘Therapy Cap’’ or ‘‘Limit’’) was established. Based on the statutory definitions which constrained how the Therapy Cap would be applied, there is one Limit for Physical Therapy and Speech Language Pathology Services combined, and one Limit for Occupational Therapy. For 2017, the annual Limit on outpatient therapy services is $1,980 for Physical and Speech Language Pathology Services combined and $1,980 for Occupational Therapy Services. Historically, these Therapy Caps applied to outpatient therapy services provided in all settings, except for services provided in departments of hospitals. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the Therapy Caps to services furnished in hospital outpatient department settings. The application of these annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it.

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

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The new factors apply to exception requests for which CMS did not conduct a medical review by July 15, 2015.

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

The Physician Quality Reporting System, or ‘‘PQRS,’’ is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by ‘‘eligible professionals.’’ Although physical therapists, occupational therapists and qualified speech-language therapists were generally able to participate in the PQRS program, therapy professionals for whose services we bill through our certified rehabilitation agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as certified rehabilitation agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment in 2016 and 2017. As required under the MACRA, the PQRS program has been replaced with the Merit-Based Incentive Payment System (MIPS) on January 1, 2017. Physical therapists and occupational therapists are not required to participate in the MIPS program until January 1, 2019 or later, as determined by CMS.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2017, net revenue from Medicare accounts for approximately $22.3 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2017.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2017. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement approximates its fair value. The interest rate on the Amended Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Amended Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2017.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees, other than officers, lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits and a company’s payments to cover tax bills for the recipients’ shares should be classified.  Prior to this guidance, excess tax benefits were recorded in additional paid-in capital, but will now become a component of the income tax provision/benefit in the period in which they occur.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years but early adoption is allowed.  The Company adopted this accounting treatment in the fourth quarter of 2016 and retrospectively adjusted each quarter period in 2016.  The adoption increased earnings, by decreasing the tax provision, by $0.5 million for the three months ended March 31, 2016.   The election to record forfeitures in the period they occur is consistent with the Company’s past approach, due to the immateriality of past forfeitures, and the Company believes the effect to be immaterial on the consolidated financial statements.

Recently Issued Accounting Guidance

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In February 2016, the FASB issued amended accounting guidance which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles. Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months. The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Since the Company leases all but one of its clinic facilities, it has been evaluating various lease management systems to capture the necessary information and the impact that this amended accounting guidance will have on its consolidated financial statements.

In May 2014, March 2016, April 2016, and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively “the standards”), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method. The Company does not anticipate a material adjustment upon adoption of these standards.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued.  In May 2017, the Company acquired a 70% interest in a physical therapy practice that owns and operates 4 clinics. The purchase price for the 70% interest was $2,250,000 in cash and $250,000 in a seller note that is payable in two principal installments of $125,000 each, plus accrued interest, in May 2018 and 2019.

2. ACQUISITIONS OF BUSINESSES

On January 1, 2017, the Company acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2018 and 2019.

On March 23, 2017, (effective March 1, 2017 for accounting purposes) the Company acquired a 55% in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$15,670
Seller notes	900
Total consideration	$16,570
Estimated fair value of net tangible assets acquired:
Total current assets	$3,971
Total non-current assets	1,251
Total liabilities	(1,761)
Net tangible assets acquired	$3,461
Referral relationships	2,320
Non-compete	1,042
Tradename	2,444
Goodwill	17,586
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interest)	(10,283)
$16,570

On November 30, 2016, the Company acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in November 2017 and 2018. On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice. The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in February 2017 and one of which is due in February 2018. During 2016, two subsidiaries of the Company each acquired a single clinic therapy practice for an aggregate purchase price of $75,000.

The purchase prices for the 2016 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,623
Seller notes	1,000
Total consideration	$24,623
Estimated fair value of net tangible assets acquired:
Total current assets	$1,658
Total non-current assets	1,202
Total liabilities	(398)
Net tangible assets acquired	$2,462
Referral relationships	4,919
Non-compete	847
Tradename	3,802
Goodwill	31,473
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interest)	(18,880)
$24,623

For the acquisition that occurred in the first quarter of 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions that occurred after March 31, 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

The consideration for each transaction was agreed upon through arm’s length negotiations. Funding for the cash portion of the purchase price for the 2017 and 2016 acquisitions was derived from proceeds under the Amended Credit Agreement.

The results of operations of these acquisitions have been included in the Company’s consolidated financial statements since acquired.  Unaudited proforma consolidated financial information for acquisitions occurring in 2017 and 2016 have not been included as the results were not material to current operations.

3. MANDATORILY REDEEMABLE NON-CONTROLLING INTERESTS

When the Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic business (referred to as “Therapy Practice”), these Acquisitions occur in a series of steps which are described below.

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

3.
The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and, in all cases, 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a small two-year note in lieu of an escrow (the “Purchase Price”). The Purchase Agreement does not contain any future earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

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

6.
In most cases, some or all of the Selling Shareholders enter into an employment agreement (the  “Employment Agreement”) with NewCo with an initial term that ranges from three to five years (the “Employment Term”), with automatic one-year renewals, unless employment is terminated prior to the end of the Employment Term. As a result, a Selling Shareholder becomes an employee (“Employed Selling Shareholder”) of NewCo. The employment of an Employed Selling Shareholder can be terminated by the Employed Selling Shareholder or NewCo, with or without cause, at any time. In a few situations, a Selling Shareholder does not become employed by NewCo and is not involved with NewCo following the closing; in those situations, such Selling Shareholders sell their entire ownership interest in the Seller Entity as of the closing of the Acquisition.

7.
The compensation of each Employed Selling Shareholder is specified in the Employment Agreement and is customary and commensurate with his or her responsibilities based on other employees in similar capacities within NewCo, the Company and the industry.

8.
The Company and the Selling Shareholder (including both Employed Selling Shareholders and Selling Shareholders not employed by NewCo) execute a non-compete agreement (the “Non- Compete Agreement”) which restricts the Selling Shareholder from engaging in competing business activities for a specified period of time (the “Non-Compete Term”). A Non-Compete Agreement is executed with the Selling Shareholders in all cases. That is, even if the Selling Shareholder does not become an Employed Selling Shareholder, the Selling Shareholder is restricted from engaging in a competing business during the Non-Compete Term.

9.	The Non-Compete Term commences as of the date of the Acquisition and expires on the later of:
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

c.
For the Required Redemption and the Call Option, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Portion of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore, the undistributed earnings amount is small, if any.

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

For the three months ended March 31, 2017, the following table details the changes in the carrying amount of mandatorily redeemable non-controlling interest:

Three Months Ended March 31, 2017

Beginning balance	$69,190
Operating results allocated to mandatorily redeemable non-controlling interest partners	1,294
Distributions to mandatorily redeemable non-controlling interest partners	(1,052)
Changes in the redemption value of mandatorily redeemable non-controlling interest	2,669
Payments for settlement of mandatorily redeemable non-controlling interest	(2,230)
Purchases of businesses - initial liability related to mandatorily redeemable non-controlling interest	10,283
Other	-
Ending balance	$80,154

The following table details the carrying amount of the mandatorily redeemable non-controlling interest (in thousands):

Three Months Ended March 31, 2017

Contractual time period has lapsed but holder's employment has not been terminated	$25,823
Contractual time period has not lapsed and holder's employment has not been terminated	56,548
Holder's employment has terminated and contractual time period has expired	-
Holder's employment has terminated and contractual time period has not expired	-
Redemption value prior to excess distributed earnings	$82,371
Excess distributions over earnings and losses	(2,217)
$80,154

4. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2017

Beginning balance	$226,806
Goodwill acquired during the period	17,586
Goodwill adjustments for purchase price allocation of business acquired	54
Goodwill written-off - closed clinics	-
Ending balance	$244,446

5. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Tradenames	$23,678	$21,234
Referral relationships, net of accumulated amortization of $5,733 and $5,275, respectively	16,721	14,859
Non-compete agreements, net of accumulated amortization of $3,575 and $3,380, respectively	2,814	1,967
	$43,213	$38,060

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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Tradenames	$-	$21
Referral relationships	458	323
Non-compete agreements	195	134
	$653	$478

Based on the balance of referral relationships and non-compete agreements as of March 31, 2017, the expected amount to be amortized in 2017 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount

2017	1,878	2017	782
2018	1,846	2018	733
2019	1,758	2019	661
2020	1,758	2020	448
2021	1,758	2021	370
2022	1,709	2022	15
2023	1,601
2024	1,483
2025	1,376
2026	915
2027	755
2028	297
2029	45

6. ACCRUED EXPENSES

Accrued expenses as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Salaries and related costs	$16,070	$10,569
Credit balances due to patients and payors	3,998	3,880
Group health insurance claims	2,331	2,499
Dividends payable to USPH shareholders	2,516	-
Other	5,905	4,808
Total	$30,820	$21,756

7. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Credit Agreement average effective interest rate of 2.6% inclusive of unused fee	$58,000	$46,000
Various notes payable with $1,219 plus accrued interest due in the next year interest accrues in the range of 3.25% through 3.75% per annum	6,021	5,823
	64,021	51,823
Less current portion	(1,219)	(1,227)
Long term portion	$62,802	$50,596

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

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year. Further, the March 2017 amendment, among other items, increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $15,000,000 in any fiscal year.

On March 31, 2017, $58.0 million was outstanding on the Amended Credit Agreement resulting in $67.0 million of availability. As of March 31, 2017 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in the first quarter of 2017, the Company entered into notes payable in the aggregate amount of $0.9 million, of which a principal payment of $250,000 is due in 2018 and an aggregate principal payment of $650,000 is due in 2019. Interest accrues at the rate of 3.75% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2016 and the purchases of a non-controlling interests, the Company entered into notes payable in the aggregate amount of $1.0 million of which an aggregate principal payment of $444,000 was paid in 2017 and $570,000 payable in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of a non-controlling interest, the Company entered into notes payable in the aggregate amount of $4.9 million, of which an aggregate principal payment of $575,000 was due in 2016 (which was paid prior to September 30, 2016), $525,000 in 2017 (of which $250,000 was paid in the first quarter of 2017), $1.9 million in 2018 and $1.9 million in 2019. Interest accrues in the range of 3.25% to 3.75% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to March 31, 2017 are as follows (in thousands):

During the twelve months ended March 31, 2018	$1,219
During the twelve months ended March 31, 2019	60,956
During the twelve months ended March 31, 2020	1,846
$64,021

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 229,709 shares (based on the closing price of $65.30 on March 31, 2017) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on June 07, 2017; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2016 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of March 31, 2017, we operated 558 clinics in 42 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 30 third-party facilities under management as of March 31, 2017.

During the three months of 2017 and the year ended 2016, we acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2017
January 2017 Acquisition	January 1	70%	17

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2018 and 2019.

In addition to the above clinic groups, we acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.

On November 30, 2016, we acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in November 2017 and 2018. On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, one of which was paid in February 2017 and one of which is due in February 2018.  In addition, we acquired a single clinic practice in June 2016 for $50,000.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Number of clinics, at the end of period	558	512
Working Days	64	64
Average visits per day per clinic	25.2	24.7
Total patient visits	891,630	808,281
Net patient revenue per visit	$105.04	$105.22

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

•
For the quarter ended March 31, 2017 (the “2017 First Quarter”), our net income attributable to our common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value, net of tax (“operating results”), a non-generally accepted accounting principle measure (non-GAAP), was $6.4 million as compared to $5.8 million in the quarter ended March 31, 2016 (the “2016 First Quarter”). Diluted earnings per share from operating results, a non-GAAP measure, was $0.51 in the 2017 First Quarter as compared to $0.47 in the 2016 First Quarter.

•
For the 2017 First Quarter, our net income attributable to our common shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $4.8 million, or $0.38 per diluted share, as compared to $4.5 million, or $0.36 per diluted share, for the 2016 First Quarter.  See schedule below for a reconciliation of net income attributable to our shareholders, in accordance with GAAP, to operating results.

	Three Months Ended March 31,
	2017	2016

Net income attributable to USPH shareholders	$4,816	$4,488

Adjustments:
Interest expense MRNCI * - change in redemption value	2,669	2,191
Tax effect at statutory rate (federal and state) of 39.25%	(1,048)	(860)
Operating results	$6,437	$5,819

Basic and diluted net income attributable to USPH shareholders per share	$0.38	$0.36

Basic and diluted operating results per share	$0.51	$0.47

Shares used in computation:
Basic and diluted	12,528	12,448

•	Mandatorily redeemable non-controlling interest

Revenues

•
Net revenues increased $10.7 million or 12.3% from $86.9 million in the first quarter of 2016 to $97.6 million in the first quarter of 2017, primarily due to a 10.1% increase in net patient revenues from the physical therapy operations, higher revenues from management contracts due to an increase in the number of facilities managed by the Company and one month of revenues from the workforce performance solutions business acquired in March 2017.

•
Net patient revenues from physical therapy operations increased approximately $8.6 million to $93.7 million in the 2017 period from $85.0 million in the 2016 period due to an increase in total patient visits of 10.3% from 808,000 to 892,000 partially offset by a $0.18 decrease in average net patient revenue per visit to $105.04 from $105.22.  For the 2017 period, revenues from management contracts was $1.9 million as compared to $1.4 million for the 2016 period. The revenues from the recently acquired workforce performance solutions business was $1.5 million for the month of March 2017.  Other revenue was $0.5 million for both periods.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Clinic Operating Costs

Total clinic operating costs were $76.8 million, or 78.7% of net revenues, in the first quarter of 2017 as compared to $66.4 million, or 76.4% of net revenues, in the 2016 period. The increase was attributable to $8.9 million in operating costs related to new clinics opened or acquired in the past 12 months, an additional $1.1 million related to a full quarter of activity in 2017 for clinics opened or acquired in the first quarter of 2016 and the addition of the workforce performance solutions business. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $55.8 million for the 2017 First Quarter from $47.8 million for the 2016 First Quarter, an increase of $8.0 million, or 16.8%. Salaries and related costs for New Clinics and the workforce performance solutions business amounted to $6.3 million for the 2017 First Quarter. Salaries and related costs for Mature Clinics increased by $1.7 million for the 2017 First Quarter, primarily related to $0.8  million for a full quarter of activity in 2017 for clinics opened or acquired in the first quarter of 2016,  as compared to the 2016 First Quarter.  Salaries and related costs as a percentage of net revenues were 57.2% for the 2017 First Quarter and 55.0% for the 2016 First Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other Costs

Rent, clinic supplies, contract labor and other were $20.1 million for the 2017 First Quarter and $17.5 million for the 2016 First Quarter. For New Clinics, rent, clinic supplies, contract labor and other amounted to $2.1 million for the 2017 First Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.5 million in the 2017 First Quarter compared to the 2016 First Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 20.6% for the 2017 First Quarter and 20.1% for the 2016 First Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $0.9 million for the 2017 First Quarter and $1.1 million for the 2016 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% for the 2017 First Quarter and 1.3% for the 2016 First Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.1% at March 31, 2017, as compared to 4.4% at December 31, 2016. Our day’s sales outstanding were 39 days at March 31, 2017 and 36 days at December 31, 2016.

Gross Margin

The gross margin for the 2017 First Quarter was $20.7 million, or 21.3% of revenue, as compared to $20.5 million, or 23.6% of revenue, for the 2016 First Quarter. The gross margin for the Company’s physical therapy clinics was 21.5% in the recent quarter as compared to 23.6% a year earlier. The gross margin on management contracts was 14.8% in the 2017 First Quarter as compared to 19.8% in the 2016 First Quarter. The gross margin for the recently acquired workforce performance solutions business was 14.3%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $8.5 million for the 2017 First Quarter and $9.0 million for the 2016 First Quarter. As a percentage of net revenues, corporate office costs were 8.8% for the 2017 First Quarter and 10.4% for the 2016 First Quarter.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value increased to $2.7 million in the 2017 First Quarter from $2.2 million in the 2016 First Quarter.  The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This is a non-cash item and is directly related to the increase in the profitability and underlying value of the Company’s partnerships.

Interest Expense mandatorily redeemable non-controlling interest – earnings allocation

Interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, increased to $1.3 million in the 2017 First Quarter from $0.9 million in the 2016 First Quarter.

Interest Expense – debt and other

Interest expense increased to $415,000 in the 2017 First Quarter compared to $308,000 in the 2016 First Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At March 31, 2017, $58.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2017 First Quarter was $1.8 million and for the 2016 First Quarter was $2.2 million. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 27.3% in the 2017 First Quarter and 32.6% in the 2016 First Quarter.  Included in the 2017 First Quarter was an excess tax benefit, which had the effect of reducing the effective tax rate, of $0.8 million related to the adoption of revised guidance on accounting for stock compensation as compared to $0.5 million in the 2016 First Quarter.

Non-controlling Interests

Net income attributable to non-controlling interests was $1.2 million for the 2017 First Quarter and $1.5 million for the 2016 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2017 and December 31, 2016, we had $25.2 million and $20.0 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2018. Significant acquisitions would likely require additional financing.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015, January 2016 and March 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement. On March 31, 2017, $58.0 million was outstanding under our Amended Credit Agreement resulting in $67.0 million of availability.  As of the date of this Quarterly Report, we were in compliance with all of the covenants thereunder.

Cash and cash equivalents increased by $5.1 million from December 31, 2016 to March 31, 2017.  $14.2 million was provided by operations and $8.0 million from net proceeds drawn on the line of credit provided in our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($15.7 million), distributions to non-controlling interests ($0.9 million), payments to settle mandatorily redeemable non-controlling interests ($2.2 million), purchases of fixed assets ($1.6 million), and payments on notes payable ($0.7 million).

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2018 and 2019.

In March 2017, we acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.

On November 30, 2016, we acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, in November 2017 and 2018. On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice.  The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, one of which was paid in February 2017 and one of which is payable in February 2018.  In addition, we acquired a single clinic practice in June 2016 for $50,000.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 31, 2017 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through March 2017. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 3.75% per annum, subject to adjustment. At March 31, 2017, the balance on these notes payable was $6.0 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2017, we have accrued $4.0 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of March 31, 2017, there are currently an additional estimated 229,709 shares (based on the closing price of $65.30 on March 31, 2017)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2017.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its accounting methodology for redeemable noncontrolling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•
our ability to design and maintain effective internal control over financial reporting and remediate the material weakness in internal control over financial reporting related to our accounting for redeemable non-controlling partnership interests;

•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

•
cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its accounting methodology for redeemable noncontrolling partnership interests, and including any pending and future claims or proceedings relating to such matters;

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	legal actions; which could subject us to increased operating costs and uninsured liabilities;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•
our ability to design and maintain effective internal control over financial reporting and remediate the material weakness in internal control over financial reporting related to our accounting for redeemable non-controlling partnership interests;

•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2017, $58.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2017, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $580,000.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As discussed in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 as a result of the material weakness discussed below.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the period covered by this report we implemented the following changes to our internal control over financial reporting process as it relates to redeemable non-controlling interests to begin to remediate the material weakness.

•
The Assistant Controller reviews the language and terms of any new standard limited partnership agreement created by the Company’s legal department.  The sections which contain language having a potential accounting impact are identified and listed on the “Accounting Considerations for Limited Partnership Agreements” checklist.

•
For each new limited partnership agreement executed by the company’s legal department, the Assistant Controller obtains a completed and signed “Accounting Considerations for Limited Partnership Agreements” checklist from the company’s General Counsel indicating if the language having a potential accounting impact denoted on the checklist referenced above has changed.

•
If a change is denoted on the “Accounting Considerations for Limited Partnership Agreements” checklist, the Corporate or Assistant Controller will review the agreement and research the changed language for accounting and disclosure implications.  If the nature of the language is such that interpretation is subjective, and Management does not believe they have the technical experience in that transaction type, research will include seeking outside counsel from a third party accounting expert, such as a consulting or accounting firm.  A memo is drafted with the appropriate facts and resolution and approved by the Corporate Controller and Chief Financial Officer.

Management believes the new process and controls stated above are precise enough to identify and prevent the type of accounting error which occurred related to limited partnership agreements.

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

U.S. PHYSICAL THERAPY, INC.

Date: June 29, 2017	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith