Form 10-Q
period 2017-06-30
U S PHYSICAL THERAPY INC /NV
filed 2017-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2017, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,581,237.

PART I—FINANCIAL INFORMATION—UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,242	$20,047
Patient accounts receivable, less allowance for doubtful accounts of $1,859 and $1,792, respectively	46,770	38,840
Accounts receivable - other	5,662	2,649
Other current assets	6,932	4,428
Total current assets	79,606	65,964
Fixed assets:
Furniture and equipment	50,644	48,426
Leasehold improvements	27,729	26,765
Fixed assets, gross	78,373	75,191
Less accumulated depreciation and amortization	58,200	56,018
Fixed assets, net	20,173	19,173
Goodwill	267,957	226,806
Other identifiable intangible assets, net	48,321	38,060
Other assets	1,268	1,228
Total assets	$417,325	$351,231

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,613	$1,634
Accrued expenses	31,235	21,756
Current portion of notes payable	2,345	1,227
Total current liabilities	35,193	24,617
Notes payable, net of current portion	4,351	4,596
Revolving line of credit	69,000	46,000
Mandatorily redeemable non-controlling interests	83,643	69,190
Deferred taxes	15,443	15,736
Deferred rent	1,789	1,575
Other long-term liabilities	-	829
Total liabilities	209,419	162,543

Redeemable non-controlling interests	11,940	-

Commitments and contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,792,744 and 14,732,699 shares issued, respectively	147	147
Additional paid-in capital	71,197	68,687
Retained earnings	155,068	150,342
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	194,784	187,548
Non-controlling interests	1,182	1,140
Total USPH shareholders' equity and non-controlling interests	195,966	188,688
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$417,325	$351,231

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(as restated)		(as restated)
Net patient revenues	$97,657	$88,433	$191,311	$173,482
Other revenues	6,594	1,997	10,505	3,856
Net revenues	104,251	90,430	201,816	177,338
Clinic operating costs:
Salaries and related costs	58,779	48,837	114,606	96,641
Rent, clinic supplies, contract labor and other	20,033	17,546	40,120	35,053
Provision for doubtful accounts	888	956	1,786	2,045
Closure costs	17	32	23	45
Total clinic operating costs	79,717	67,371	156,535	133,784

Gross margin	24,534	23,059	45,281	43,554

Corporate office costs	8,856	8,026	17,403	17,030
Operating income	15,678	15,033	27,878	26,524

Interest and other income, net	23	21	47	41
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	(3,923)	(1,931)	(6,592)	(4,122)
Mandatorily redeemable non-controlling interests - earnings allocable	(1,787)	(1,330)	(3,081)	(2,217)
Debt and other	(516)	(320)	(931)	(628)
Total interest expense	(6,226)	(3,581)	(10,604)	(6,967)

Income before taxes	9,475	11,473	17,321	19,598

Provision for income taxes	3,085	3,802	4,897	5,974

Net income	6,390	7,671	12,424	13,624

Less: net income attributable to non-controlling interests	(1,449)	(1,659)	(2,667)	(3,124)

Net income attributable to USPH shareholders	$4,941	$6,012	$9,757	$10,500

Basic and diluted earnings per share attributable to USPH shareholders	$0.39	$0.48	$0.78	$0.84

Shares used in computation - basic	12,579	12,511	12,553	12,480

Shares used in computation - diluted	12,579	12,511	12,553	12,480

Dividends declared per common share	$0.20	$0.17	$0.40	$0.34

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES		(as restated)
Net income including non-controlling interests	$12,424	$13,624
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,789	4,158
Provision for doubtful accounts	1,786	2,045
Loss on sale of fixed assets	65	-
Equity-based awards compensation expense	2,345	2,484
Deferred income tax	(985)	2,503
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,006)	(2,449)
(Increase) decrease in accounts receivable - other	(3,406)	53
Increase in other assets	(2,342)	(2,443)
Increase in accounts payable and accrued expenses	5,043	6,603
Increase in mandatorily redeemable non-controlling interests	6,401	4,028
Increase in other liabilities	77	447
Net cash provided by operating activities	22,191	31,053

INVESTING ACTIVITIES
Purchase of fixed assets	(3,245)	(3,453)
Purchase of businesses, net of cash acquired	(33,665)	(12,958)
Acquisitions of non-controlling interests	-	(250)
Proceeds on sale of fixed assets, net	62	42
Net cash used in investing activities	(36,848)	(16,619)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(2,665)	(2,893)
Cash dividends paid to shareholders	(2,516)	(4,254)
Proceeds from revolving line of credit	49,000	93,000
Payments on revolving line of credit	(26,000)	(94,500)
Payments to settle mandatorily redeemable non-controlling interests	(2,230)	(1,136)
Principal payments on notes payable	(777)	(533)
Tax benefit from equity-based awards	-	556
Other	40	1
Net cash used in financing activities	14,852	(9,759)

Net increase in cash and cash equivalents	195	4,675
Cash and cash equivalents - beginning of period	20,047	15,778
Cash and cash equivalents - end of period	$20,242	$20,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,516	$5,513
Interest	$104	$512
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,650	$500
Acquisition of non-controlling interest - seller financing portion	$-	$388
Payment to settle redeemable non-controlling interest - financing portion	$-	$126
Sale of non-controlling interests	$-	$(148)

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2016	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688
Issuance of restricted stock	60	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	2,345	-	-	-	2,345	-	2,345
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	165	-	-	-	165	-	165
Distribution to non-controlling interest partners	-	-	-	-	-	-	-	(2,665)	(2,665)
Contributions of non-controlling interest partners	-	-	-	-	-	-	-	40	40
Dividends declared to USPT shareholders	-	-	-	(5,031)	-	-	(5,031)	-	(5,031)
Net income	-	-	-	9,757	-	-	9,757	2,667	12,424
Balance June 30, 2017	14,793	$147	$71,197	$155,068	(2,215)	$(31,628)	$194,784	$1,182	$195,966

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

During the first six months of 2017 and the year ended 2016, the Company acquired an interest in the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2017
June 2017 Acquisition	June 30	60%	9
May 2017 Acquisition	May 31	70%	4
January 2017 Acquisition	January 1	70%	17

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

In addition to the above clinic groups, in March 2017, the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. Also, during the second quarter, the Company purchased the assets and business of a physical therapy clinic and consolidated its business with an existing clinic.

As of June 30, 2017, the Company operated 566 clinics in 41 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 27 third-party facilities under management as of June 30, 2017.

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

Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.  For acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest are recorded within the statements of net income line items: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the balance sheet line item: Mandatorily redeemable non-controlling interests.  For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interest are recorded within the statements of net income line item – net income attributable to non-controlling interest and the equity interests are recorded on the balance sheet as redeemable non-controlling interests.

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

Restatement of Prior Financial Statements

As disclosed in our Current Report on Form 8-K filed March 16, 2017, and further described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 7, 2017, prior to issuing the 2016 annual financial statements, the Company determined it had previously incorrectly accounted for the non-controlling interests in the Company’s subsidiary clinic partnerships that were mandatorily redeemable. Management and the Company’s board of directors concluded this error was material to previously issued annual and quarterly consolidated financial statements.  Additional information regarding the restatement is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Financial information in this Form 10-Q related to all periods prior to the quarter ended December 31, 2016 has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Goodwill

Goodwill represents the excess of the amount paid and fair value of the non-controlling interests over the fair value of the acquired business assets, which include certain identifiable intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest related to non-acquired Clinic Partnerships by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

The carrying value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company’s business is primarily made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the second quarter of 2017, there were six regions.

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

Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase the non-controlling interest of those owners, if certain conditions are met and the owners request the purchase.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement.  Hence, the value of the non-controlling interest is not adjusted below its initial value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the statements of net income.  Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the income statement.

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

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual Limit for therapy expenses for therapy services above the annual Limit. Therapy services above the annual Limit that are medically necessary satisfy an exception to the annual Limit and such claims are payable by the Medicare program. The MACRA extended the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process further, the exceptions no longer will be available in those outpatient therapy setting where the annual Limits are applicable. For any claim above the annual Limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2017, net revenue from Medicare accounts for approximately $45.8 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2017.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2017. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2017.

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

In February 2016, the FASB issued amended accounting guidance (ASU 2016-02 - Leases) which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles. Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months. The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Since the Company leases all but one of its clinic facilities, it has been evaluating various lease management systems to capture the necessary information and the impact that this amended accounting guidance will have on its consolidated financial statements. The Company believes the adoption of this guidance will significantly affect total assets and liabilities in the consolidated balance sheet.

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

On March 23, 2017, (effective March 1, 2017 for accounting purposes) the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.

On May 31, 2017 the Company acquired 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019.

Also, in 2017, we purchased the assets and business of a physical therapy clinic for $100,000 and consolidated its business with an existing clinic.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$33,665
Seller notes	1,650
Total consideration	$35,315
Estimated fair value of net tangible assets acquired:
Total current assets	$5,868
Total non-current assets	1,790
Total liabilities	(1,919)
Net tangible assets acquired	$5,739
Referral relationships	4,693
Non-compete	1,790
Tradename	5,118
Goodwill	40,197
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(11,940)
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interests)	(10,282)
$35,315

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

The purchase prices for the 2016 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,623
Seller notes	1,000
Total consideration	$24,623
Estimated fair value of net tangible assets acquired:
Total current assets	$1,763
Total non-current assets	839
Total liabilities	(1,039)
Net tangible assets acquired	$1,563
Referral relationships	4,919
Non-compete	847
Tradename	3,802
Goodwill	32,371
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interests)	(18,879)
$24,623

For the acquisition that occurred in the first quarter of 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisition that occurred after June 30, 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

3. MANDATORILY REDEEMABLE NON-CONTROLLING INTERESTS

Prior to the second quarter of 2017, when the Company acquired a majority interest (the “Acquisition”) in a physical therapy clinic business (referred to as “Therapy Practice”), these Acquisitions occurred in a series of steps which are described below.

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
I
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

For the six months ended June 30, 2017, the following table details the changes in the carrying amount of mandatorily redeemable non-controlling interest:

Six Months Ended June 30, 2017

Beginning balance	$69,190
Operating results allocated to mandatorily redeemable non-controlling interest partners	3,081
Distributions to mandatorily redeemable non-controlling interest partners	(3,272)
Changes in the redemption value of mandatorily redeemable non-controlling interest	6,592
Payments for settlement of mandatorily redeemable non-controlling interest	(2,230)
Purchases of businesses - initial liability related to mandatorily redeemable non-controlling interest	10,282
Ending balance	$83,643

The following table details the carrying amount of the mandatorily redeemable non-controlling interest (in thousands) as of June 30, 2017:

June 30, 2017

Contractual time period has lapsed but holder's employment has not been terminated	$30,838
Contractual time period has not lapsed and holder's employment has not been terminated	55,454
Holder's employment has terminated and contractual time period has expired	-
Holder's employment has terminated and contractual time period has not expired	-
Redemption value prior to excess distributed earnings	$86,292
Excess distributions over earnings and losses	(2,649)
$83,643

4. REDEEMABLE NON-CONTROLLING INTERESTS

When the Company acquires a majority interest in a Therapy Practice, those Acquisitions occur in a series of steps as described in numbers 1 through 10 of footnote 3 – Mandatorily Redeemable Non-Controlling Interests.  For the Acquisitions that occurred after the first quarter of 2017, the Partnership Agreement contained provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Right”) or at the option of the Seller Entity (the “Put Right”) as follows:

1.	Put Right
a.
In the event that any Selling Shareholder’s employment is terminated involuntarily by the Company without “Cause” pursuant to Section 7(d) of such Selling Shareholder’s Employment Agreement prior to the fifth anniversary of the Closing Date, the Seller Entity thereafter shall have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder is not employed by NewCo as of the fifth anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

c.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right
a.
If any Selling Shareholder’s employment by NewCo is terminated (i) pursuant to a voluntary termination by the Selling Shareholder or (ii) by NewCo with “Cause” (as defined in the Selling Shareholder’s Employment Agreement), prior to the fifth anniversary of the Closing Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Company shall have the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore, the undistributed earnings amount is small, if any.

4.
The Purchase Price for the initial equity interest purchased by the Company is also based on the same specified multiple of the trailing twelve-month earnings that is used in the Put Right and the Call Right noted above.

5.	The Put Right and the Call Right do not have an expiration date, but the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity.
6.
The Put Right and the Call Right never apply to Selling Shareholders who do not become employed by NewCo, since the Company requires that such Selling Shareholders sell their entire ownership interest in the Seller Entity at the closing of the Acquisition.

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

At June 30, 2017, the recorded initial value of $11.9 million approximates the Redemption Amount.  Any allocation of earnings during the three months ended June 30, 2017 was immaterial.

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2017

Beginning balance	$226,806
Goodwill acquired during the period	40,197
Goodwill adjustments for purchase price allocation of business acquired	954
Ending balance	$267,957

6. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Tradenames	$26,352	$21,234
Referral relationships, net of accumulated amortization of $6,214 and $5,275, respectively	18,613	14,859
Non-compete agreements, net of accumulated amortization of $3,781 and $3,380, respectively	3,356	1,967
	$48,321	$38,060

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Tradenames	$-	$21	$-	$42
Referral relationships	481	352	939	675
Non-compete agreements	206	147	401	281
	$687	$520	$1,340	$998

Based on the balance of referral relationships and non-compete agreements as of June 30, 2017, the expected amount to be amortized in 2017 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount

2017	1,993	2017	860
2018	2,063	2018	883
2019	1,973	2019	810
2020	1,973	2020	597
2021	1,973	2021	519
2022	1,924	2022	88
2023	1,817
2024	1,698
2025	1,592
2026	1,131
2027	971
2028	401
2029	43

7. ACCRUED EXPENSES

Accrued expenses as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Salaries and related costs	$15,692	$10,569
Credit balances due to patients and payors	4,368	3,880
Group health insurance claims	2,772	2,499
Dividends payable to USPH shareholders	2,516	-
Other	5,887	4,808
Total	$31,235	$21,756

8. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

Summary of Credit Agreement and Notes Payable
	June 30, 2017	December 31, 2016
Credit Agreement average effective interest rate of 2.7% inclusive of unused fee	$69,000	$46,000
Various notes payable with $2,345 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 4.0% per annum	6,696	5,823
	75,696	51,823
Less current portion	(2,345)	(1,227)
Long term portion	$73,351	$50,596

Effective December 5, 2013, the Company entered into an Amended Credit Agreement, as defined below, with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015, January 2016 and March 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common shareholders, capital expenditures and other corporate purposes. The pricing grid is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

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

On June 30, 2017, $69.0 million was outstanding on the Amended Credit Agreement resulting in $56.0 million of availability. As of June 30, 2017 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in the first six months of 2017, the Company entered into notes payable in the aggregate amount of $1.7 million, of which an aggregate principal payment of $625,000 is due in 2018 and an aggregate principal payment of $1,025,000 is due in 2019. Interest accrues at the rate of 4.0% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2016 and the purchases of non-controlling interests, the Company entered into notes payable in the aggregate amount of $1.5 million of which an aggregate principal payment of $444,000 was paid in 2017, $250,000 is due in November 2017 and $819,000 is payable in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of non-controlling interests, the Company entered into notes payable in the aggregate amount of $4.9 million, of which an aggregate principal payment of $575,000 was paid in 2016, $525,000 due in 2017 (of which $250,000 was paid in the first quarter of 2017), $1.9 million is due in 2018 and $1.9 million in 2019. Interest accrues in the range of 3.25% to 4.0% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to June 30, 2017 are as follows (in thousands):

During the twelve months ended June 30, 2018	$2,345
During the twelve months ended June 30, 2019	73,351
$75,696

The revolving credit facility (balance at June 30, 2017 of $69.0 million) matures on November 30, 2018.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 248,344 shares (based on the closing price of $60.40 on June 30, 2017) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2017.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of June 30, 2017, we operated 566 clinics in 41 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 27 third-party facilities under management as of June 30, 2017.

During the six months of 2017 and the year ended 2016, we acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2017
June 2017 Acquisition	June 30	60%	9
May 2017 Acquisition	May 31	70%	4
January 2017 Acquisition	January 1	70%	17

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019. On May 31, 2017 we also acquired 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019. On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in January 2018 and 2019.

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

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Number of clinics, at the end of period	566	516	566	516
Working Days	64	64	128	128
Average visits per day per clinic	25.8	25.6	25.5	25.2
Total patient visits	923,624	840,020	1,815,254	1,648,301
Net patient revenue per visit	$105.73	$105.27	$105.39	$105.25

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

•
For the quarter ended June 30, 2017 (the “2017 Second Quarter”), our net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to restatement of financials, both net of tax (“operating results”), a non-generally accepted accounting principles (“non-GAAP”) measure, was $7.4 million as compared to $7.2 million in the comparable 2016 period (the “2016 Second Quarter”). Diluted earnings per share from operating results was $0.59 in the 2017 period as compared to $0.57 in the 2016 period.

•
For the quarter ended June 30, 2017, our net income attributable to its shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $4.9 million, or $0.39 per diluted share, as compared to $6.0 million, or $0.48 per diluted share, for the 2016 period.  See schedule below for a reconciliation of net income attributable to our shareholders to operating results.

Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to the restatement of financial statements, both net of tax.  Management uses operating results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Three Months Ended June 30,
	2017	2016
		(as restated)
Net income attributable to USPH shareholders	$4,941	$6,012

Adjustments:
Interest expense MRNCI * - change in redemption value	3,923	1,931
Costs related to restatement of financials - legal and accounting	177	-
Tax effect at statutory rate (federal and state) of 39.25%	(1,609)	(758)
Operating results	$7,432	$7,185

Basic and diluted net income attributable to USPH shareholders per share	$0.39	$0.48

Basic and diluted operating results per share	$0.59	$0.57

Shares used in computation:
Basic and diluted	12,579	12,511

*Mandatorily redeemable non-controlling interest

Revenues

•
Net revenues increased $13.9 million or 15.3% from $90.4 million in the second quarter of 2016 to $104.3 million in the second quarter of 2017, primarily due to a 10.0% increase in net patient revenues from the physical therapy operations and a full quarter of revenues from the workforce performance solutions business acquired in March 2017 (see above discussion under “Executive Summary”).

•
Net patient revenues from physical therapy operations increased approximately $9.3 million to $97.7 million in the 2017 period from $88.4 million in the 2016 period due to an increase in total patient visits of 10.0% from 840,000 to 923,700 plus an increase in average net patient revenue per visit to $105.73 from $105.27.  Of the $9.3 million increase, $7.7 million was related to clinics opened or acquired in the past 12 months. For the 2017 and 2016 period, revenues from management contracts was $1.6 million for each period. The revenues from the recently acquired workforce performance solutions business was $4.4 million for the second quarter of 2017.  Other revenue was $0.6 million for the 2017 period and $0.4 million for the 2016 period.

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

Clinic Operating Costs

Total clinic operating costs were $79.7 million, or 76.5% of net revenues, in the second quarter of 2017 as compared to $67.4 million, or 74.5% of net revenues, in the 2016 period. The increase was attributable to $6.7 million in operating costs related to new clinics opened or acquired in the past 12 months (“New Clinics”), $3.7 million related to the addition of the workforce performance solutions business and $1.9 million related to clinics opened or acquired prior to July 1, 2016 (“Mature Clinics”). Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $58.8 million for the 2017 Second Quarter from $48.8 million for the 2016 Second Quarter, an increase of $10.0 million, or 20.4%. Salaries and related costs for New Clinics and the workforce performance solutions business amounted to $8.0 million for the 2017 Second Quarter. Salaries and related costs for Mature Clinics increased by $2.0 million for the 2017 Second Quarter, of which $0.5  million of the $2.0 million increase related to a full quarter of activity in 2017 for clinics opened or acquired in the first six months of 2016,  as compared to the 2016 Second Quarter.  Salaries and related costs as a percentage of net revenues were 56.4% for the 2017 Second Quarter and 54.0% for the 2016 Second Quarter.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other Costs

Rent, clinic supplies, contract labor and other were $20.0 million for the 2017 Second Quarter and $17.5 million for the 2016 Second Quarter. For New Clinics and the workforce performance solutions business, rent, clinic supplies, contract labor and other amounted to $2.4 million for the 2017 Second Quarter. For Mature Clinics, rent, clinic supplies, contract labor and other remained relatively the same in the 2017 Second Quarter compared to the 2016 Second Quarter. Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.2% for the 2017 Second Quarter and 19.4% for the 2016 Second Quarter.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $0.9 million for the 2017 Second Quarter and $1.0 million for the 2016 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% for the 2017 Second Quarter and 1.1% for the 2016 Second Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 3.8% at June 30, 2017, as compared to 4.4% at December 31, 2016. Our day’s sales outstanding were 37 days at June 30, 2017 and 36 days at December 31, 2016.

Gross Margin

The gross margin for the 2017 Second Quarter was $24.5 million, or 23.5% of revenue, as compared to $23.0 million, or 25.5% of revenue, for the 2016 Second Quarter. The gross margin for the Company’s physical therapy clinics was 24.2% in the recent quarter as compared to 25.6% a year earlier. The gross margin on management contracts was 7.4% in the 2017 Second Quarter as compared to 22.5% in the 2016 Second Quarter. The gross margin for the recently acquired workforce performance solutions business was 15.0%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $8.9 million for the 2017 Second Quarter and $8.0 million for the 2016 Second Quarter. Included in the corporate office costs in the second quarter of 2017 was $177,000 of charges related to the legal and accounting costs for the restatement of our financial statements.  As a percentage of net revenues, corporate office costs were 8.5% for the 2017 Second Quarter and 8.9% for the 2016 Second Quarter.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value increased to $3.9 million in the 2017 Second Quarter from $1.9 million in the 2016 Second Quarter.  The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase in the profitability and underlying value of the Company’s partnerships.

Interest Expense mandatorily redeemable non-controlling interest – earnings allocation

Interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, increased to $1.8 million in the 2017 Second Quarter from $1.3 million in the 2016 Second Quarter.

Interest Expense – debt and other

Interest expense increased to $516,000 in the 2017 Second Quarter compared to $320,000 in the 2016 Second Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At June 30, 2017, $69.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2017 Second Quarter was $3.1 million and for the 2016 Second Quarter was $3.8 million. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 38.4% in the 2017 Second Quarter and 38.7% in the 2016 Second Quarter.  Included in the both Second Quarter of 2017 and quarter of 2016 was an excess tax benefit, which had the effect of reducing the effective tax rate, of $0.1 million related to accounting for stock compensation.

Non-controlling Interests

Net income attributable to non-controlling interests was $1.4 million for the 2017 Second Quarter and $1.7 million for the 2016 Second Quarter.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

•
For the six months ended June 30, 2017, our operating results, a non-GAAP measure, were $14.0 million as compared to $13.0 million in the comparable 2016 period. Diluted earnings per share from operating results was $1.11 in the 2017 period as compared to $1.04 in the 2016 period.

•
For the six months ended June 30, 2017, our net income attributable to its shareholders, in accordance with GAAP, was $9.8 million, or $0.78 per diluted share, as compared to $10.5 million, or $0.84 per diluted share, for the 2016 period.  See schedule below for a reconciliation of net income attributable to our shareholders to operating results.

Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to the restatement of financial statements, both net of tax.  Management uses operating results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	For Six Months Ended June 30,
	2017	2016
		(as restated)
Net income attributable to USPH shareholders	$9,757	$10,500

Adjustments:
Interest expense MRNCI * - change in redemption value	6,592	4,122
Costs related to restatement of financials - legal and accounting	312	-
Tax effect at statutory rate (federal and state) of 39.25%	(2,710)	(1,618)
Operating results	$13,951	$13,004

Basic and diluted net income attributable to USPH shareholders per share	$0.78	$0.84

Basic and diluted operating results per share	$1.11	$1.04

Shares used in computation:
Basic and diluted	12,553	12,480

*Mandatorily redeemable non-controlling interests

Revenues

•
Net revenues increased $24.5 million or 13.8% from $177.3 million in the 2016 First Six Months to $201.8 million in the 2017 First Six Months, primarily due to a 10.1% increase in net patient visits from 1,648,300 to 1,815,300, higher revenues from management contracts due to an increase in the number of facilities managed by the Company and revenues from the workforce performance solutions business acquired in March 2017.

•
Net patient revenues from physical therapy operations increased approximately $17.8 million to $191.3 million in the 2017 period from $173.5 million in the 2016 period due to an increase in total patient visits of 10.1% from 1,648,300 to 1,815,254 and slight increase in average net patient revenue per visit to $105.39 from $105.25.  Of the $17.8 million increase, $14.5 related to New Clinics.  For the 2017 First Six Months, revenues from management contracts was $3.5 million as compared to $2.9 million for the 2016 first six months. The revenues from the recently acquired workforce performance solutions business was $5.9 million for the four months of operations in 2017.  Other revenue was $1.1 million for the 2017 First Six Months and $0.9 million for the 2016 First Six Months.

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

Clinic Operating Costs

Total clinic operating costs were $156.5 million, or 77.6% of net revenues, for the 2017 First Six Months as compared to $133.8 million, or 75.4% of net revenues, for the 2016 First Six Months. The increase was attributable to $12.8 million in operating costs related to New Clinics, an additional $2.7 million related to a full six months of activity in 2017 for clinics opened or acquired in the first six months of 2016 and $5.0 million related to the addition of the workforce performance solutions business. Each component of clinic operating costs is discussed below:

Clinic Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $114.6 million for the 2017 First Six Months from $96.6 million for the 2016 First Six Months, an increase of $18.0 million, or 18.6%. Salaries and related costs for New Clinics and the workforce performance solutions business amounted to $13.5 million for the 2017 First Six Months. Salaries and related costs for Mature Clinics increased by $4.5 million for the 2017 First Six Months, primarily related to $1.9  million for a full quarter of activity in 2017 for clinics opened or acquired in the first six months of 2016,  as compared to the 2016 First Six Months.  Salaries and related costs as a percentage of net revenues were 56.8% for the 2017 First Six Months and 54.5% for the 2016 First Six Months.

Clinic Operating Costs—Rent, Clinic Supplies, Contract Labor and Other Costs

Rent, clinic supplies, contract labor and other were $40.1 million for the 2017 First Six Months and $35.1 million for the 2016 First Six Months. For New Clinics and the workforce performance solutions business, rent, clinic supplies, contract labor and other amounted to $2.8 million for the 2017 First Six Months. For Mature Clinics, rent, clinic supplies, contract labor and other increased by $0.9 million in the 2017 First Six Months compared to the 2016 First Six Months. The $0.9 million increase related to a full quarter of activity in 2017 for clinics opened or acquired in the first six months of 2016,  as compared to the 2016 First Six Months.  For clinics opened or acquired prior to 2016, rent, clinic supplies, contract labor and other remained the same for the two six month periods.  Rent, clinic supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2017 First Six Months and 19.8% for the 2016 First Six Months.

Clinic Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.8 million for the 2017 First Six Months and $2.0 million for the 2016 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% for the 2017 First Six Months and 1.2% for the 2016 First Six Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 3.8% at June 30, 2017, as compared to 4.4% at December 31, 2016. Our day’s sales outstanding were 37 days at June 30, 2017 and 36 days at December 31, 2016.

Gross Margin

The gross margin for the 2017 First Six Months was $45.3 million, or 22.4% of revenue, as compared to $43.6 million, or 24.6% of revenue, for the 2016 First Six Months. The gross margin for the Company’s physical therapy clinics was 22.9% in the recent quarter as compared to 24.6% a year earlier. The gross margin on management contracts was 11.3% in the 2017 First Six Months as compared to 21.2% in the 2016 First Six Months. The gross margin for the recently acquired workforce performance solutions business was 14.8%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $17.4 million for the 2017 First Six Months and $17.0 million for the 2016 First Six Months. Included in the corporate office costs in the first six months of 2017 was $312,000 of charges related to the legal and accounting costs for the restatement of our financial statements.  As a percentage of net revenues, corporate office costs were 8.6% for the 2017 First Six Months and 9.6% for the 2016 First Six Months.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value increased to $6.6 million in the 2017 First Six Months from $4.1 million in the 2016 First Six Months.  The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This is a non-cash item and is directly related to the increase in the profitability and underlying value of the Company’s partnerships.

Interest Expense mandatorily redeemable non-controlling interest – earnings allocation

Interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, increased to $3.1 million in the 2017 First Six Months from $2.2 million in the 2016 First Six Months.

Interest Expense – debt and other

Interest expense increased to $931,000 in the 2017 First Six Months compared to $628,000 in the 2016 First Six Months due to a higher average balance outstanding under our Amended Credit Agreement.  At June 30, 2017, $69.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2017 First Six Months was $4.9 million and for the 2016 First Six Months was $6.0 million. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 33.4% in the 2017 First Six Months and 36.3% in the 2016 First Six Months.  Included in the 2017 First Six Months was an excess tax benefit, which had the effect of reducing the effective tax rate, of $0.9 million related to accounting for stock compensation as compared to $0.6 million in the first six months of 2016.

Non-controlling Interests

Net income attributable to non-controlling interests was $2.7 million for the 2017 First Six Months and $3.1 million for the 2016 First Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2017 and December 31, 2016, we had $20.2 million and $20.0 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least June 2018. Significant acquisitions would likely require additional financing.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015, January 2016 and March 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement. On June 30, 2017, $69.0 million was outstanding under our Amended Credit Agreement resulting in $56.0 million of availability.  As of the date of this Quarterly Report, we were in compliance with all of the covenants thereunder.

Cash and cash equivalents increased by $0.2 million from December 31, 2016 to June 30, 2017.  During the six months ended June 30, 2017, $22.2 million was provided by operations and $23.0 million from net proceeds drawn on the line of credit provided in our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($33.7 million), purchases of fixed assets ($3.2 million), distributions to non-controlling interests ($2.7 million), cash dividends to our common shareholders ($2.5 million), payments to settle mandatorily redeemable non-controlling interests ($2.2 million), and payments on notes payable ($0.8 million).

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

On May 31, 2017, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019.

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2017 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through June 2017. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. At June 30, 2017, the balance on these notes payable was $6.7 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2017, we have accrued $4.4 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of June 30, 2017, there are currently an additional estimated 248,344 shares (based on the closing price of $60.40 on June 30, 2017)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2017.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2017, $69.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2017, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $690,000.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business. On March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company, chief executive officer Christopher J. Reading, chief financial officer Lawrance C. McAfee and corporate controller Jon C. Bates, alleging, inter alia, that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks a declaration that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified compensatory damages in an amount to be determined at trial and interest, costs and expenses.  On June 26, 2017, the Court appointed a lead plaintiff in the matter. On July 31, 2017, the lead plaintiff filed an amended complaint, alleging substantially the same violations and seeking substantially the same unspecified damages. The amended complaint also names Glenn McDowell, the Company’s Chief Operating Officer, as an additional defendant. The proceeding is in its initial stages and the defendants have not yet answered, moved against or otherwise responded to the complaint, though they intend to file a motion to dismiss and defend themselves vigorously.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 7, 2017	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith