Form 10-Q
period 2017-09-30
U S PHYSICAL THERAPY INC /NV
filed 2017-11-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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

As of November 7, 2017, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,581,162.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,418	$20,047
Patient accounts receivable, less allowance for doubtful accounts of $2,088 and $1,792, respectively	43,561	38,840
Accounts receivable - other	6,992	2,649
Other current assets	5,444	4,428
Total current assets	73,415	65,964
Fixed assets:
Furniture and equipment	51,822	48,426
Leasehold improvements	28,449	26,765
Fixed assets, gross	80,271	75,191
Less accumulated depreciation and amortization	59,517	56,018
Fixed assets, net	20,754	19,173
Goodwill	268,050	226,806
Other identifiable intangible assets, net	47,568	38,060
Other assets	1,200	1,228
Total assets	$410,987	$351,231

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,754	$1,634
Accrued expenses	31,492	21,756
Current portion of notes payable	2,745	1,227
Total current liabilities	35,991	24,617
Notes payable, net of current portion	3,952	4,596
Revolving line of credit	56,000	46,000
Mandatorily redeemable non-controlling interests	84,311	69,190
Deferred taxes	16,027	15,736
Deferred rent	1,875	1,575
Other long-term liabilities	815	829
Total liabilities	198,971	162,543

Redeemable non-controlling interests	12,079	-

Commitments and contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,795,899 and 14,732,699 shares issued, respectively	147	147
Additional paid-in capital	72,262	68,687
Retained earnings	157,702	150,342
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	198,483	187,548
Non-controlling interests	1,454	1,140
Total USPH shareholders' equity and non-controlling interests	199,937	188,688
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$410,987	$351,231

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(as restated)		(as restated)
Net patient revenues	$96,273	$86,411	$287,584	$259,893
Other revenues	6,759	1,933	17,264	5,789
Net revenues	103,032	88,344	304,848	265,682
Operating costs:
Salaries and related costs	60,306	49,868	174,912	146,509
Rent, supplies, contract labor and other	20,600	17,885	60,720	52,938
Provision for doubtful accounts	930	917	2,716	2,962
Closure costs	4	9	27	54
Total operating costs	81,840	68,679	238,375	202,463

Gross margin	21,192	19,665	66,473	63,219

Corporate office costs	8,304	7,610	25,707	24,640
Operating income	12,888	12,055	40,766	38,579

Interest and other income, net	11	21	58	62
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	(1,247)	(1,934)	(7,839)	(6,056)
Mandatorily redeemable non-controlling interests - earnings allocable	(1,285)	(929)	(4,366)	(3,146)
Debt and other	(641)	(326)	(1,572)	(954)
Total interest expense	(3,173)	(3,189)	(13,777)	(10,156)

Income before taxes	9,726	8,887	27,047	28,485

Provision for income taxes	3,132	2,753	8,029	8,727

Net income	6,594	6,134	19,018	19,758

Less: net income attributable to non-controlling interests	(1,444)	(1,330)	(4,111)	(4,454)

Net income attributable to USPH shareholders	$5,150	$4,804	$14,907	$15,304

Basic and diluted earnings per share attributable to USPH shareholders	$0.41	$0.38	$1.19	$1.22

Shares used in computation - basic	12,581	12,520	12,563	12,494

Shares used in computation - diluted	12,581	12,520	12,563	12,494

Dividends declared per common share	$0.20	$0.17	$0.60	$0.51

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES		(as restated)
Net income including non-controlling interests	$19,018	$19,758
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	7,269	6,210
Provision for doubtful accounts	2,716	2,962
Loss on sale of fixed assets	83	31
Equity-based awards compensation expense	3,410	3,748
Deferred income tax	291	3,238
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,914)	(2,548)
(Increase) decrease in accounts receivable - other	(4,736)	116
Increase in other assets	(787)	(4,979)
Increase in accounts payable and accrued expenses	8,126	3,582
Increase in mandatorily redeemable non-controlling interests	7,069	5,372
Increase in other liabilities	286	1,506
Net cash provided by operating activities	40,831	38,996

INVESTING ACTIVITIES
Purchase of fixed assets	(5,576)	(5,620)
Purchase of businesses, net of cash acquired	(33,740)	(12,958)
Acquisitions of non-controlling interests	-	(664)
Proceeds on sale of fixed assets, net	67	42
Net cash used in investing activities	(39,249)	(19,200)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(3,698)	(4,441)
Cash dividends paid to shareholders	(7,547)	(6,382)
Proceeds from revolving line of credit	63,000	128,000
Payments on revolving line of credit	(53,000)	(136,000)
Payments to settle mandatorily redeemable non-controlling interests	(2,230)	(1,136)
Principal payments on notes payable	(776)	(592)
Other	40	1
Net cash used in financing activities	(4,211)	(20,550)

Net increase in cash and cash equivalents	(2,629)	(754)
Cash and cash equivalents - beginning of period	20,047	15,778
Cash and cash equivalents - end of period	$17,418	$15,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,059	$10,051
Interest	$1,616	$770
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$1,650	$500
Acquisition of non-controlling interest - seller financing portion	$-	$388
Payment to settle redeemable non-controlling interest - financing portion	$-	$126
Sale of non-controlling interests	$-	$(148)

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total
	(In thousands)
Balance December 31, 2016	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688
Issuance of restricted stock	63	-	-	-	-	-	-	-	-
Compensation expense - equity-based awards	-	-	3,410	-	-	-	3,410	-	3,410
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	165	-	-	-	165	-	165
Distribution to non-controlling interest partners	-	-	-	-	-	-	-	(3,682)	(3,682)
Contributions from non-controlling interest partners	-	-	-	-	-	-	-	40	40
Dividends declared to USPH shareholders	-	-	-	(7,547)	-	-	(7,547)	-	(7,547)
Net income	-	-	-	14,907	-	-	14,907	3,956	18,863
Balance September 30, 2017	14,796	$147	$72,262	$157,702	(2,215)	$(31,628)	$198,483	$1,454	$199,937

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

During the first nine months of 2017 and the year ended 2016, the Company acquired an interest in the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

	2017
June 2017 Acquisition	June 30	60%	9
May 2017 Acquisition	May 31	70%	4
January 2017 Acquisition	January 1	70%	17

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

In addition to the above clinic groups, in March 2017, the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. Also, during the first nine months of 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

As of September 30, 2017, the Company operated 569 clinics in 41 states.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 30 third-party facilities under management as of September 30, 2017.

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

Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.  For acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest are recorded within the statements of net income line items: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the balance sheet line item: Mandatorily redeemable non-controlling interests.  For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the statements of net income line item – net income attributable to non-controlling interests and the equity interests are recorded on the balance sheet as redeemable non-controlling interests.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in operating costs – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheets.

Restatement of Prior Financial Statements

As disclosed in our Form 8-K filed March 16, 2017, and further described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 7, 2017, prior to issuing the 2016 annual financial statements, the Company determined it had previously incorrectly accounted for the non-controlling interests in the Company’s subsidiary clinic partnerships that were mandatorily redeemable. Management and the Company’s board of directors concluded this error was material to previously issued annual and quarterly consolidated financial statements.  Additional information regarding the restatement is available in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Financial information in this Form 10-Q related to all periods prior to the quarter ended December 31, 2016 has been amended where necessary to reflect the restatement. Therefore, this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The carrying value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company’s business is primarily made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the third quarter of 2017, there were six regions.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2017, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2017 did not result in any goodwill amounts that were deemed impaired.

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

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the statements of net income.  Although the adjustments are not reflected in the statements of net income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the income statement.

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

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in operating costs in the statement of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). The MPFS rates have historically been subject to an automatic annual update based on a formula, called the sustainable growth rate (‘‘SGR’’) formula. The use of the SGR formula would have resulted in calculated automatic reductions in rates in every year since 2002; however, for each year through September 30, 2015, Centers for Medicare & Medicaid Services (‘‘CMS’’) or Congress has taken action to prevent the implementation of SGR formula reductions. On April 16, 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (‘‘MACRA’’) was signed into law, eliminating the SGR formula and the associated annual automatic rate reductions.  The MACRA promotes the development of new payment models that focus on quality and outcomes.  As a result of MACRA and CMS’ adjustment to the applicable conversion factor, the net fee schedule payment rates were increased for 2017 by 0.24%.  For 2018 and 2019, a 0.5% increase will be applied each year to the fee schedule payment rates, unless further adjusted by CMS. On November 2, 2017, CMS published the final rule updating the MPFS rates for 2018. CMS has estimated that the overall impact of the revised fee schedule on providers of physical and occupational therapy will be approximately a reduction of 2.0%. However, the actual impact on the Company will depend on the composition of the CPT codes billed by the Company, which the Company is in the process of evaluating.

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

The Physician Quality Reporting System, or ‘‘PQRS,’’ is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by ‘‘eligible professionals.’’ Although physical therapists, occupational therapists and qualified speech-language therapists were generally able to participate in the PQRS program, therapy professionals for whose services we bill through our certified rehabilitation agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as certified rehabilitation agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures are subject to a 2% reduction in their Medicare payment in 2017. As required under the MACRA, the PQRS program has been replaced with the Merit-Based Incentive Payment System (MIPS) on January 1, 2017. Physical therapists and occupational therapists are not required to participate in the MIPS program until January 1, 2019 or later, as determined by CMS.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the nine months ended September 30, 2017, net revenue from Medicare accounts for approximately $68.5 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2017.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2017. The Company will book any interest or penalties, if required, in interest and/or other income/expense as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2017.

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

Recently Adopted Accounting Guidance

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting.  The guidance amends how excess tax benefits and a company’s payments to cover tax bills for the recipients’ shares should be classified.  Prior to this guidance, excess tax benefits were recorded in additional paid-in capital, but will now become a component of the income tax provision/benefit in the period in which they occur.  This guidance allows companies to estimate the number of stock awards expected to vest and revises the withholding requirements for classifying stock awards as equity.  For public business entities, this guidance is effective for fiscal years starting after December 15, 2016, including interim periods within those fiscal years but early adoption is allowed.  The Company adopted this accounting treatment in the fourth quarter of 2016 and retrospectively adjusted each quarter period in 2016.  The adoption increased earnings, by decreasing the tax provision, by $0.2 million for the three months ended September 30, 2017 and 2016 and by $1.1 million in the first nine months of 2017 and $0.8 million in the first nine months of 2016.  The election to record forfeitures in the period they occur is consistent with the Company’s past approach, due to the immateriality of past forfeitures, and the Company believes the effect to be immaterial on the consolidated financial statements.

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

Since the Company leases all but one of its clinic facilities, upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of operations.

The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on populating the data in a lease accounting software package and developing internal controls in order to account for its leases under the new standard.

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

The Company will implement the new standard beginning January 1, 2018 using a modified retrospective transition method.  Adoption of the new standard will not result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations and the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts is recorded as a reduction of revenue. Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue and to be reflected as an allowance. The bad debt expense historically reported will not materially change. The Company does not anticipate a material adjustment upon adoption of these standards.

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

On May 31, 2017 the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019.

Also, during the first nine months of 2017, the Company purchased the assets and business of two physical therapy clinics, in separate transactions, for an aggregate purchase price of $175,000.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$33,740
Seller notes	1,650
Total consideration	$35,390
Estimated fair value of net tangible assets acquired:
Total current assets	$5,681
Total non-current assets	1,790
Total liabilities	(1,844)
Net tangible assets acquired	$5,627
Referral relationships	4,693
Non-compete	1,790
Tradename	5,118
Goodwill	40,384
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(11,940)
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interests)	(10,282)
$35,390

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

The purchase prices for the 2016 acquisitions have been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,623
Seller notes	1,000
Total consideration	$24,623
Estimated fair value of net tangible assets acquired:
Total current assets	$1,764
Total non-current assets	839
Total liabilities	(947)
Net tangible assets acquired	$1,656
Referral relationships	4,919
Non-compete	847
Tradename	3,802
Goodwill	32,278
Fair value of non-controlling interest (classified as mandatorily redeemable non-controlling interests)	(18,879)
$24,623

For the acquisition that occurred in the first quarter of 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For acquisitions that occurred after September 30, 2016, the purchase price plus the fair value of the non-controlling interests was allocated to the fair value of certain assets acquired (patient accounts receivable, equipment, prepaid expenses and deposits, tradename, non-compete agreements and referral relationships) and liabilities assumed (accounts payable and accrued employee salary and benefits) based on the preliminary estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis. Thus, the final allocation of the purchase price will differ from the preliminary estimates used based on additional information obtained. Changes in the estimated valuation of the tangible and intangible assets acquired and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

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

For the nine months ended September 30, 2017 and September 30, 2016, the following table details the changes in the carrying amount of mandatorily redeemable non-controlling interest (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Beginning balance	$69,190	$45,974
Operating results allocated to mandatorily redeemable non-controlling interest partners	4,366	3,146
Distributions to mandatorily redeemable non-controlling interest partners	(5,136)	(3,955)
Changes in the redemption value of mandatorily redeemable non-controlling interest	7,839	6,056
Payments for settlement of mandatorily redeemable non-controlling interest	(2,230)	(1,136)
Purchases of businesses - initial liability related to mandatorily redeemable non-controlling interest	10,282	11,191
Ending balance	$84,311	$61,276

The following table details the carrying amount of the mandatorily redeemable non-controlling interest (in thousands) as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016

Contractual time period has lapsed but holder's employment has not been terminated	$31,448	$21,269
Contractual time period has not lapsed and holder's employment has not been terminated	56,092	42,576
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
Redemption value prior to excess distributed earnings	$87,540	$63,845
Excess distributions over earnings and losses	(3,229)	(2,569)
	$84,311	$61,276

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

For the nine months ended September 30, 2017, the following table details the changes in the carrying amount of redeemable non-controlling interest (in thousands):

Nine Months Ended September 30, 2017

Beginning balance	$-
Operating results allocated to redeemable non-controlling interest partners	155
Distributions to redeemable non-controlling interest partners	(16)
Purchases of businesses - initial equity related to redeemable non-controlling interest	11,940
Ending balance	$12,079

5. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2017

Beginning balance	$226,806
Goodwill acquired during the period	40,384
Goodwill adjustments for purchase price allocation of business acquired	860
Ending balance	$268,050

6. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Tradenames	$26,352	$21,234
Referral relationships, net of accumulated amortization of $6,741 and $5,275, respectively	18,092	14,859
Non-compete agreements, net of accumulated amortization of $4,012 and $3,380, respectively	3,124	1,967
	$47,568	$38,060

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Tradenames	$-	$20	$-	$62
Referral relationships	527	352	1,466	1,027
Non-compete agreements	231	148	632	429
	$758	$520	$2,098	$1,518

Based on the balance of referral relationships and non-compete agreements as of September 30, 2017, the expected amount to be amortized in 2017 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount

2017	1,993	2017	860
2018	2,063	2018	883
2019	1,973	2019	810
2020	1,973	2020	597
2021	1,973	2021	519
Thereafter	9,577	Thereafter	88

7. ACCRUED EXPENSES

Accrued expenses as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Salaries and related costs	$18,631	$10,569
Credit balances due to patients and payors	4,157	3,880
Group health insurance claims	2,630	2,499
Other	6,074	4,808
Total	$31,492	$21,756

8. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Credit Agreement average effective interest rate of 3.0% inclusive of unused fee	$56,000	$46,000
Various notes payable with $2,745 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 4.0% per annum	6,697	5,823
	62,697	51,823
Less current portion	(2,745)	(1,227)
Long term portion	$59,952	$50,596

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

On September 30, 2017, $56.0 million was outstanding on the Amended Credit Agreement resulting in $69.0 million of availability. As of September 30, 2017 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions in the first nine months of 2017, the Company entered into notes payable in the aggregate amount of $1.7 million, of which an aggregate principal payment of $1,025,000 is due in 2018 and an aggregate principal payment of $625,000 is due in 2019. Interest accrues at the rate of 4.0% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2016 and the purchases of non-controlling interests, the Company entered into notes payable in the aggregate amount of $1.5 million of which an aggregate principal payment of $444,000 was paid in 2017, $250,000 is due in November 2017 and $819,000 is payable in 2018. Interest accrues 3.5% per annum and is payable with each principal installment.  In conjunction with the acquisitions in 2015 and the purchases of non-controlling interests, the Company entered into notes payable in the aggregate amount of $4.9 million, of which an aggregate principal payment of $575,000 was paid in 2016, $525,000 due in 2017 (of which $325,000 was paid in the first nine months of 2017), $1.9 million is due in 2018 and $1.9 million in 2019. Interest accrues in the range of 3.25% to 4.0% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to September 30, 2017 are as follows (in thousands):

During the twelve months ended September 30, 2018	$2,745
During the twelve months ended September 30, 2019	59,952
$62,697

The revolving credit facility (balance at September 30, 2017 of $56.0 million) matures on November 30, 2018.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 244,100 shares (based on the closing price of $61.45 on September 30, 2017) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on June 7, 2017; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2016 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers. As of September 30, 2017, we operated 569 clinics in 41 states.

We also manage physical therapy facilities for third parties, primarily physicians, with 30 third-party facilities under management as of September 30, 2017.

During the nine months of 2017 and the year ended 2016, we acquired the following clinic groups:

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

In addition to the above clinic groups, we acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.  Also, during the first nine months of  2017, we purchased the assets and business of two physical therapy clinics, in separate transactions, for an aggregate purchase price of $175,000.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of our existing partnerships.

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

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Number of clinics, at the end of period	569	524	569	524
Working Days	63	64	191	192
Average visits per day per clinic	25.6	24.7	25.5	25
Total patient visits	914,601	822,468	2,729,855	2,470,769
Net patient revenue per visit	$105.26	$105.06	$105.35	$105.19

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

•
For the quarter ended September 30, 2017 (the “2017 Third Quarter”), our net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to restatement of financials, both net of tax (“operating results”), a non-generally accepted accounting principles (“non-GAAP”) measure, was $6.0 million for both comparable periods. Diluted earnings per share from operating results was $0.48 in the 2017 and 2016 period.

•
For the quarter ended September 30, 2017, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $5.2 million, or $0.41 per diluted share, as compared to $4.8 million, or $0.38 per diluted share, for the 2016 period.  See schedule below for a reconciliation of net income attributable to our shareholders to operating results.

•
During the 2017 Third Quarter, 81 of our clinics were affected by Hurricanes Harvey and Irma. Because of the high winds, loss of electrical power, flooding and road closures attributed to those severe storms, our business was interrupted in large parts of the states of Texas, Florida and Georgia which resulted in the loss of an estimated 8,500 patient visits representing approximately $752,000 in revenue and gross profit contribution, or $0.03 diluted earnings per share.

Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to the restatement of financial statements, both net of tax.  Management uses operating results, which eliminates this current non-cash item that can be subject to volatility, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Three Months Ended September 30,
	2017	2016
		(as restated)
Net income attributable to USPH shareholders	$5,150	$4,804

Adjustments:
Interest expense MRNCI * - change in redemption value	1,247	1,934
Costs related to restatement of financials - legal and accounting	158	-
Tax effect at statutory rate (federal and state) of 39.25%	(551)	(759)
Operating results	$6,004	$5,979

Basic and diluted net income attributable to USPH shareholders per share	$0.41	$0.38

Basic and diluted operating results per share	$0.48	$0.48

Shares used in computation:
Basic and diluted	12,581	12,520

*Mandatorily redeemable non-controlling interest

Revenues

•
Net revenues increased $14.7 million or 16.6% from $88.3 million in the third quarter of 2016 to $103.0 million in 2017 Third Quarter, primarily due to an 11.2% increase in net patient revenues from the physical therapy operations and a full quarter of revenues from the workforce performance solutions business acquired in March 2017 (see above discussion under “Executive Summary”).

•
Net patient revenues from physical therapy operations increased approximately $9.9 million to $96.3 million in the 2017 period from $86.4 million in the 2016 period due to an increase in total patient visits of 11.2% from 822,468 to 914,601 plus an increase in average net patient revenue per visit to $105.26 from $105.06.  Of the $9.9 million increase, $9.4 million was related to clinics opened or acquired in the past 12 months. For the 2017 and 2016 period, revenues from management contracts was $1.7 million and $1.3 million for 2016 period. The revenues from the recently acquired workforce performance solutions business was $4.4 million for the 2017 Third Quarter.  Other revenue was $0.6 million for the 2017 period and the 2016 period.

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

Operating Costs

Total operating costs were $81.8 million, or 79.4% of net revenues, in 2017 Third Quarter as compared to $68.7 million, or 77.7% of net revenues, in the 2016 period. The increase was attributable to $8.6 million in operating costs related to new clinics opened or acquired in the past 12 months (“New Clinics”), $3.7 million related to the addition of the workforce performance solutions business and $0.8 million related to clinics opened or acquired prior to September 1, 2016 (“Mature Clinics”). Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $60.3 million for the 2017 Third Quarter from $49.9 million for the 2016 Third Quarter, an increase of $10.4 million. Salaries and related costs for New Clinics and the workforce performance solutions business amounted to $9.2 million for the 2017 Third Quarter. Salaries and related costs for Mature Clinics increased by $1.2 million for the 2017 Third Quarter, of which $0.7 million of the $1.2 million increase related to a full quarter of activity in 2017 for clinics opened or acquired in the first nine months of 2016,  as compared to the 2016 Third Quarter.  Salaries and related costs as a percentage of net revenues were 58.5% for the 2017 Third Quarter and 56.4% for the 2016 Third Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other Costs

Rent, supplies, contract labor and other were $20.6 million for the 2017 Second Quarter and $17.9 million for the 2016 Third Quarter. For New Clinics and the workforce performance solutions business, rent, supplies, contract labor and other amounted to $3.1 million for the 2017 Third Quarter. For Mature Clinics, rent, supplies, contract labor and other decreased by $0.4 million in the 2017 Third Quarter compared to the 2016 Third Quarter. Rent, supplies, contract labor and other as a percentage of net revenues was 20.0% for the 2017 Third Quarter and 20.2% for the 2016 Third Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $0.9 million for both the 2017 and 2016 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% for the 2017 Third Quarter and 1.0% for the 2016 Third Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.6% at September 30, 2017, as compared to 4.4% at December 31, 2016. Our day’s sales outstanding were 37 days at September 30, 2017 and 36 days at December 31, 2016.

Gross Margin

The gross margin for the 2017 Third Quarter was $21.2 million, or 20.6% of revenue, as compared to $19.7 million, or 22.3% of revenue, for the 2016 Third Quarter. The gross margin for the Company’s physical therapy clinics was 20.9% in the recent quarter as compared to 22.4% a year earlier. The gross margin on management contracts was 16.8% in the 2017 Third Quarter as compared to 15.6% in the 2016 Third Quarter. The gross margin for the recently acquired workforce performance solutions business was 14.1%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $8.3 million for the 2017 Third Quarter and $7.6 million for the 2016 Third Quarter. Included in the corporate office costs in the 2017 Third Quarter was $158,000 of charges related to the legal and accounting costs related to the restatement of our financial statements.  As a percentage of net revenues, corporate office costs were 8.1% for the 2017 Third Quarter and 8.6% for the 2016 Third Quarter.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value decreased to $1.2 million in the 2017 Third Quarter from $1.9 million in the 2016 Third Quarter.  The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

Interest Expense mandatorily redeemable non-controlling interest – earnings allocable

Interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, increased to $1.3 million in the 2017 Third Quarter from $0.9 million in the 2016 Third Quarter.

Interest Expense – debt and other

Interest expense increased to $641,000 in the 2017 Third Quarter compared to $326,000 in the 2016 Third Quarter due to a higher average balance outstanding under our Amended Credit Agreement.  At September 30, 2017, $56.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2017 Third Quarter was $3.1 million and for the 2016 Third Quarter was $2.8 million. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 37.8% in the 2017 Third Quarter and 36.4% in the 2016 Third Quarter.  Included in both the 2017 Third Quarter and 2016 Third Quarter was an excess tax benefit of $0.2 million related to accounting for stock compensation.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.2 million for the 2017 Third Quarter and $1.3 million for the 2016 Third Quarter. Net income attributable to redeemable non-controlling interests (temporary equity) was $0.2 million in the 2017 Third Quarter.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

•
For the nine months ended September 30, 2017, our operating results, a non-GAAP measure, were $20.0 million as compared to $19.0 million in the comparable 2016 period. Diluted earnings per share from operating results was $1.59 in the 2017 period as compared to $1.52 in the 2016 period.

•
For the nine months ended September 30, 2017, our net income attributable to its shareholders, in accordance with GAAP, was $14.9 million, or $1.19 per diluted share, as compared to $15.3 million, or $1.22 per diluted share, for the 2016 period.  See schedule below for a reconciliation of net income attributable to our shareholders to operating results.

Operating results is defined as USPH’s net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to the restatement of financial statements, both net of tax.  Management uses operating results, which eliminates this current non-cash item that can be subject to volatility, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that operating results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Nine Months Ended September 30,
	2017	2016
		(as restated)
Net income attributable to USPH shareholders	$14,907	$15,304

Adjustments:
Interest expense MRNCI * - change in redemption value	7,839	6,056
Costs related to restatement of financials - legal and accounting	470	-
Tax effect at statutory rate (federal and state) of 39.25%	(3,261)	(2,377)
Operating results	$19,955	$18,983

Basic and diluted net income attributable to USPH shareholders per share	$1.19	$1.22

Basic and diluted operating results per share	$1.59	$1.52

Shares used in computation:
Basic and diluted	12,563	12,494

*Mandatorily redeemable non-controlling interests

Revenues

•
Net revenues increased $39.2 million or 14.7% from $265.7 million in the 2016 First Nine Months to $304.8 million in the 2017 First Nine Months, primarily due to a 10.5% increase in net patient visits from 2,470,769 to 2,729,855, higher revenues from management contracts due to an increase in the number of facilities managed by the Company and revenues from the workforce performance solutions business acquired in March 2017.

•
Net patient revenues from physical therapy operations increased approximately $27.7 million to $287.6 million in the 2017 period from $259.9 million in the 2016 period due to an increase in total patient visits of 10.5% from 2,470,769 to 2,729,855 and slight increase in average net patient revenue per visit to $105.35 from $105.19.  Of the $27.7 million increase, $22.0 million related to New Clinics opened or acquired in the past 12 months.  For the 2017 First Nine Months, revenues from management contracts was $5.2 million as compared to $4.3 million for the 2016 First Nine Months. The revenues from the recently acquired workforce performance solutions business was $10.3 million for the seven months of operations in 2017.  Other revenue was $1.8 million for the 2017 First Nine Months and $1.5 million for the 2016 First Nine Months.

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

Operating Costs

Total operating costs were $238.4 million, or 78.2% of net revenues, for the 2017 First Nine Months as compared to $202.5 million, or 76.2% of net revenues, for the 2016 First Nine Months. The increase was attributable to $20.8 million in operating costs related to New Clinics, an additional $5.3 million related to a full nine months of activity in 2017 for clinics opened or acquired in the first nine months of 2016 and $8.8 million related to the addition of the workforce performance solutions business and $1.0 million related to clinics opened or acquired prior to 2016. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $174.9 million for the 2017 First Nine Months from $146.5 million for the 2016 First Nine Months, an increase of $28.4 million. Salaries and related costs for New Clinics and the workforce performance solutions business amounted to $22.0 million for the 2017 First Nine Months. Salaries and related costs for Mature Clinics increased by $6.4 million for the 2017 First Nine Months, primarily related to $3.8 million for a full quarter of activity in 2017 for clinics opened or acquired in the first nine months of 2016,  as compared to the 2016 First Nine Months.  Salaries and related costs as a percentage of net revenues were 57.4% for the 2017 First Nine Months and 55.1% for the 2016 First Nine Months.

Operating Costs—Rent, Supplies, Contract Labor and Other Costs

Rent, supplies, contract labor and other were $60.7 million for the 2017 First Nine Months and $52.9 million for the 2016 First Nine Months. For New Clinics and the workforce performance solutions business, rent, supplies, contract labor and other amounted to $7.4 million for the 2017 First Nine Months. For Mature Clinics, rent, supplies, contract labor and other increased by $0.4 million in the 2017 First Nine Months compared to the 2016 First Nine Months. For clinics opened or acquired in the 2016 First Nine Months, rent, supplies, contract labor and other increased $1.5 million related to a full quarter of activity in 2017.  For clinics opened or acquired prior to 2016, rent, supplies, contract labor and other decreased $1.1 million in the 2017 First Nine Months compared to the 2016 First Nine Months.  Rent, supplies, contract labor and other as a percentage of net revenues was 19.9% for the 2017 First Nine Months and the 2016 First Nine Months.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.7 million for the 2017 First Nine Months and $3.0 million for the 2016 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% for the 2017 First Nine Months and 1.1% for the 2016 First Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 4.6% at September 30, 2017, as compared to 4.4% at December 31, 2016. Our day’s sales outstanding were 37 days at September 30, 2017 and 36 days at December 31, 2016.

Gross Margin

The gross margin for the 2017 First Nine Months was $66.5 million, or 21.8% of revenue, as compared to $63.2 million, or 23.8% of revenue, for the 2016 First Nine Months. The gross margin for the Company’s physical therapy clinics was 22.2% in the recent quarter as compared to 23.9% a year earlier. The gross margin on management contracts was 13.1% in the 2017 First Nine Months as compared to 19.5% in the 2016 First Nine Months. The gross margin for the recently acquired workforce performance solutions business was 14.5%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $25.7 million for the 2017 First Nine Months and $24.6 million for the 2016 First Nine Months. Included in the corporate office costs in the first nine months of 2017 was $470,000 of charges related to the legal and accounting costs for the restatement of our financial statements.  As a percentage of net revenues, corporate office costs were 8.4% for the 2017 First Nine Months and 9.3% for the 2016 First Nine Months.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value increased to $7.8 million in the 2017 First Nine Months from $6.1 million in the 2016 First Nine Months.  The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This is a non-cash item and is directly related to the increase in the profitability and underlying value of the Company’s partnerships compared to the respective prior year end.

Interest Expense mandatorily redeemable non-controlling interest – earnings allocable

Interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, increased to $4.4 million in the 2017 First Nine Months from $3.1 million in the 2016 First Nine Months.

Interest Expense – debt and other

Interest expense increased to $1.6 million in the 2017 First Nine Months compared to $1.0 million in the 2016 First Nine Months due to a higher average balance outstanding under our Amended Credit Agreement.  At September 30, 2017, $56.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2017 First Nine Months was $8.0 million and for the 2016 First Nine Months was $8.7 million. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 35.0% in the 2017 First Nine Months and 36.3% in the 2016 First Nine Months.  Included in the 2017 First Nine Months was an excess tax benefit of $1.1 million related to accounting for stock compensation as compared to $0.8 million in the 2016 First Nine Months.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $4.0 million for the 2017 First Nine Months of 2017 as compared to $3.1 million in the comparable 2016 period.  Net income attributable to redeemable non-controlling interests (temporary equity) was $0.2 million in the 2017 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2017 and December 31, 2016, we had $17.4 million and $20.0 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least September 2018. Significant acquisitions would likely require additional financing.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility with a maturity date of November 30, 2018. This agreement was amended in August 2015, January 2016 and March 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.5% to 2.5% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.1% to 0.25% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement. On September 30, 2017, $56.0 million was outstanding under our Amended Credit Agreement resulting in $69.0 million of availability.  As of the date of this Quarterly Report, we were in compliance with all of the covenants thereunder.  The revolving credit facility (balance at September 30, 2017 of $56.0 million) matures on November 30, 2018.

Cash and cash equivalents decreased by $2.6 million from December 31, 2016 to September 30, 2017.  During the nine months ended September 30, 2017, $40.8 million was provided by operations and $10.0 million from net proceeds drawn on the line of credit provided in our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($33.7 million), cash dividends to our common shareholders ($7.5 million), purchases of fixed assets ($5.6 million), distributions to non-controlling interests ($3.7 million), payments to settle mandatorily redeemable non-controlling interests ($2.2 million), and payments on notes payable ($0.8 million).

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2017 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through June 2017. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.0% per annum, subject to adjustment. At September 30, 2017, the balance on these notes payable was $6.7 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of September 30, 2017, we have accrued $4.2 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2017, there are currently an additional estimated 244,100 shares (based on the closing price of $61.45 on September 30, 2017)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2017.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2017, $56.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2017, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $560,000.

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

Management believes the new process and controls stated above are thorough enough to identify and prevent the type of accounting error which occurred related to limited partnership agreements.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business. On March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company, chief executive officer Christopher J. Reading, chief financial officer Lawrance C. McAfee and corporate controller Jon C. Bates, alleging, inter alia, that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint seeks a declaration that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified compensatory damages in an amount to be determined at trial and interest, costs and expenses.  On June 26, 2017, the Court appointed a lead plaintiff in the matter. On July 31, 2017, the lead plaintiff filed an amended complaint, alleging substantially the same violations and seeking substantially the same unspecified damages. The amended complaint also names Glenn McDowell, the Company’s Chief Operating Officer, as an additional defendant. The proceeding is in its initial stages and, except for position statements required by the Court to be submitted by both the plaintiff and defendants, the defendants have not yet answered, moved against or otherwise responded to the complaint, though they intend to file a motion to dismiss and defend themselves vigorously.
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

U.S. PHYSICAL THERAPY, INC.

Date: November 7, 2017	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith