Form 10-K
period 2017-12-31
U S PHYSICAL THERAPY INC /NV
filed 2018-03-14
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2017 was $475.4 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2018, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,671,386.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its accounting methodology for redeemable noncontrolling partnership interests, and including any pending and future claims or proceedings relating to such matters;
•	legal actions; which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber attacks;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 49% to 99% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). In March 2017, the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop outpatient physical therapy clinics and to acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2017, we operated 578 clinics in 41 states. The average age of the 578 clinics in operation at December 31, 2017 was 9.6 years. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Washington, Oregon, Maryland, Florida, Georgia, Pennsylvania and Wisconsin. In addition to our 578 clinics, at December 31, 2017, we also managed 32 physical therapy practices for unrelated physician groups and hospitals and operated the workforce performance solutions business, as described above.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

Also, during the year of 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of our existing partnerships.

In addition to the multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016. During 2015, we acquired a 60% interest in a single clinic practice.

The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. We also look for therapists with whom to establish new, de novo clinics to be owned jointly by us and such therapists. In these situations, the therapist is typically offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2018, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

OUR CLINICS

Most of our clinics are operated by Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2017, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

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

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into an employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right, but not the obligation, to purchase the therapist’s partnership interest in de novo Clinic Partnerships. In connection with most of our acquired clinics, in the event that a limited minority partner’s employment ceases and certain requirements are met as detailed in the respective limited partnership agreements, we have a call right (the “Call Right”) and the selling entity or individual has a put right (the “Put Right”) with respect to the partner’s limited partnership interests. The Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon exercise of the Put Right or the Call Right is calculated at a predetermined multiple of earnings performance as detailed in the respective agreements.

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

FACTORS INFLUENCING DEMAND FOR THERAPY SERVICES

We believe that the following factors, among others, influence the growth of outpatient physical therapy services:

Economic Benefits of Therapy Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, continuously seek cost savings for traditional healthcare services. We believe that our therapy services provide a cost-effective way to prevent short-term disabilities from becoming chronic conditions, to help avoid invasive procedures and to speed recovery from surgery and musculoskeletal injuries.

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

Increase in Obesity. Two of every three American men are considered to be overweight or obese and the rate continues to grow. The strain on a person’s body can be significant. Physical therapy services help the obese become more active and fit by teaching them how to move in ways that are pain free.

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

	December 31, 2017		December 31, 2016		December 31, 2015
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Program	$120,773	31.0%	$94,861	27.2%	$91,845	28.3%
Commercial Health Insurance	79,968	20.5%	84,784	24.3%	73,555	22.7%
Medicare/Medicaid	103,713	26.7%	89,743	25.7%	79,321	24.5%
Workers’ Compensation Insurance	55,364	14.2%	56,478	16.2%	60,087	18.5%
Other	29,408	7.6%	22,973	6.6%	19,485	6.0%
Total	$389,226	100.0%	$348,839	100.0%	$324,293	100.0%

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

During the year ended December 31, 2017, approximately 28.4% of our visits and 23.8% of our net patient revenues were from patients with Medicare program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”). Beginning in 2019, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027.

Historically, the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary was subject to an annual dollar limit (i.e., the “Therapy Cap” or “Limit”). For 2017, the annual Limit on outpatient therapy services was $1,980 for combined Physical Therapy and Speech Language Pathology services and $1,980 for Occupational Therapy services. As a result of Bipartisan Budget Act of 2018, the Therapy Caps have been eliminated, effective as of January 1, 2018.

Under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely, but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS is required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims have to report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2017, net patient revenue from Medicare accounted for approximately $92.6 million.

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

The OIG also has issued special fraud alerts and special advisory bulletins to remind the provider community of the importance and application of certain aspects of the Fraud and Abuse Law. One of the OIG special fraud alerts related to the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG’s stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. We rent clinic space for some of our clinics from referring physicians and have taken the steps that we believe are necessary to ensure that all leases comply to the extent possible and applicable with the space rental Safe Harbor to the Fraud and Abuse Law.

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

Due to the nature of our business operations, many of our management service arrangements exhibit one or more of these characteristics. However, we believe we have taken steps regarding the structure of such arrangements as necessary to sufficiently distinguish them from these suspect ventures, and to comply with the requirements of the Fraud and Abuse Law. However, if the OIG believes we have entered into a prohibited contractual joint venture, it could have an adverse effect on our business, financial condition and results of operations.

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

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having a significant market share nationally. We believe that we are currently the third largest national outpatient rehabilitation provider.

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

We have in place a Risk Management Committee consisting of, among others, the CO, the Corporate Vice President of Administration, and other legal, compliance and operations personnel. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

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

Educating Our Employees. We utilize numerous methods to train our employees in compliance related issues. All employees complete an initial training program comprised of numerous modules relating to our business and proper practices. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and conducts frequent teleconference meetings, webinars and training sessions on a variety of compliance related topics.

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

EMPLOYEES

At December 31, 2017, we employed approximately 4,300 people, of which approximately 3,000 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business — Regulation and Healthcare Reform” and “Business — Compliance Program” in Item 1.

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

The Company’s CIA imposes certain compliance related functions and reporting obligations on the Company. In addition, the CIA requires the Company to engage an independent review organization to conduct annual audits of randomly selected Company clinics in order to review compliance with federal requirements relating to the proper billing and coding for claims. While our facilities intend to comply with the federal requirements for properly coding and billing claims for reimbursement, there can be no assurance that these audits will determine that all applicable requirements are fully met at the clinics that are reviewed. In addition, a failure to fully comply with the requirements of the CIA may subject the Company to the assessment of fines and penalties, or exclusion from participation in the Medicare program. These consequences could have a materially adverse effect on our Company.

Decreases in Medicare reimbursement rates and payment reductions applied to the second and subsequent therapy services may adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied, subject to an adjustment beginning under the MIPS. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any APMs. Beginning in 2019, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027.

Furthermore, under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely, but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS is required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims have to report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2017, net patient revenue from Medicare accounts for approximately $92.6 million.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect our business, financial condition and results of operations

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenue and profitability.

Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. We expect these state and federal efforts to continue for the foreseeable future. Furthermore, not all of the states in which we operate, most notably Texas, have elected to expand Medicaid as part of federal healthcare reform legislation. There can be no assurance that the program, on the current terms or otherwise, will continue for any particular period of time beyond the foreseeable future. If Medicaid reimbursement rates are reduced or fail to increase as quickly as our costs, or if there are changes in the rules governing the Medicaid program that are disadvantageous to our businesses, our business and results of operations could be materially and adversely affected.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2017, approximately 73.4% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 26.6% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business — Sources of Revenue” in Item 1 for more information. President Obama signed into law comprehensive reforms to the healthcare system, including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

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

In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.

Some states prohibit the “corporate practice of therapy” that restricts business corporations from providing physical therapy services through the direct employment of therapists physicians or from exercising control over medical decisions by therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ therapists to furnish professional services. Those professional corporations may be managed by business corporations, such as the Company.

Some states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians or therapists. The laws relating to fee-splitting also vary from state to state and are not fully developed. Generally, these laws restrict business arrangements that involve a physician or therapist sharing medical fees with a referral source, but in some states, these laws have been interpreted to extend to management agreements between physicians or therapists and business entities under some circumstances.

We believe that the Company’s current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers.

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

We may be adversely affected by a security breach, such as a cyber attack, which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data and other protected health information, which is subject to HIPAA and HITECH. We also contract with third-party vendors to maintain and store our patient’s individually identifiable health information. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patient’s and employee’s personal information.

Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. If, however, we or our third-party vendors experience a breach, loss, or other compromise of unsecured protected health information or other personal information, such an event could result in significant civil and criminal penalties, lawsuits, reputational harm, and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.

Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber attacks. A cyber attack that bypasses our information technology security systems, or those of our third-party vendors, could result in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent mitigation activities, or regulatory action taken as a result of such incident. We provide our employees training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.

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

We may also experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them may have limited effectiveness and may lead to increased turnover and other challenges.

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

At December 31, 2017, we had reserved approximately 490,000 shares for future equity grants. 140,000 shares of common stock pursuant to our equity plans are registered for sale or resale on currently effective registration statements and have been approved by stockholders. The remaining 350,000 shares have been approved by the stockholders and will be registered for sale or resale in 2018. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

None

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

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in April 2022. We currently lease approximately 40,777 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in litigation and other proceedings arising in the ordinary course of business.

In addition, on March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company, chief executive officer Christopher J. Reading, chief financial officer Lawrance C. McAfee and corporate controller Jon C. Bates, alleging, inter alia, that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks a declaration that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified compensatory damages in an amount to be determined at trial and interest, costs and expenses. On June 26, 2017, the Court appointed a lead plaintiff in the matter. On July 31, 2017, the lead plaintiff filed an amended complaint, alleging substantially the same violations and seeking substantially the same unspecified damages. The amended complaint also names Glenn McDowell, the Company’s Chief Operating Officer, as an additional defendant. On December 1, 2017, the Company filed a Motion to Dismiss and subsequent filings related to the Motion to Dismiss were completed on February 7, 2018. The Motion to Dismiss is currently pending before the Court.

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

PRICE QUOTATIONS

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 14, 2018, there were 65 holders of record of our outstanding common stock. The table below indicates the high and low sales prices of our common stock reported for the periods presented.

	2017		2016
Quarter	High	Low	High	Low
First	$78.00	$62.60	$54.35	$45.62
Second	68.10	59.24	61.31	46.39
Third	66.80	56.50	64.89	57.76
Fourth	73.65	61.65	72.65	51.96

On March 6, 2018, the Board of Directors declared a dividend of $0.23 per share on all shares of common stock issued and outstanding to those shareholders of record on March 21, 2018 payable on April 13, 2018. During 2017, we paid a regular quarterly dividend of $0.20 per share totaling $0.80 per share, which amounted to a total of aggregate cash payments of dividend to holders of our common stock in 2017 of approximately $10.1 million. During 2016, we paid a regular quarterly dividend of $0.17 per share totaling $0.68 per share, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2016 of approximately $8.5 million. During 2015, we paid a quarterly dividend of $0.15 per share totaling $0.60 per share for 2015, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2015 of approximately $7.4 million. We are currently restricted from paying dividends in excess of $20,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

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

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2012 through December 31, 2017. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2012 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2017

275
250
225
200
175
150
125
100
75
I N D E X
12/12
12/13
12/14
12/15
12/16
12/17
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/12	12/13	12/14	12/15	12/16	12/17
U. S. Physical Therapy, Inc.	100	128	152	195	255	262
NYSE Composite	100	123	128	120	131	152
NYSE Healthcare Index	100	130	151	157	151	180
ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Net revenues	$414,051	$356,546	$331,302	$305,074	$264,058
Operating income	$54,728	$49,533	$47,294	$45,768	$38,770
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	$12,894	$6,169	$2,670	$2,978	$1,222
Mandatorily redeemable non-controlling interests - earnings allocable	$6,055	$4,057	$3,538	$3,388	$2,642
Debt and other	$2,111	$1,252	$1,031	$1,088	$538
Total interest expense	$21,060	$11,478	$7,239	$7,454	$4,402
Net income	$27,724	$26,268	$26,489	$25,314	$22,981
Net income attributable to non-controlling interests	$5,468	$5,717	$5,874	$6,183	$5,869
Net income attributable to USPH shareholders	$22,256	$20,551	$20,615	$19,131	$17,112

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Per share net income attributable to USPH shareholders:
Basic and diluted	$1.76	$1.64	$1.66	$1.57	$1.42
Dividends declared and paid per common share	$0.80	$0.68	$0.60	$0.48	$0.40
	On December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Total assets	$418,982	$351,231	$303,757	$268,377	$247,436
Mandatorily redeemable non-controlling interests	$327	$69,190	$45,974	$40,371	$38,004
Long-term debt, less current portion	$56,728	$50,596	$48,335	$34,734	$40,650
Working capital	$37,530	$41,347	$41,193	$29,347	$26,488
Current ratio	1.95	2.68	3.17	2.15	2.14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2017, we operated 578 clinics in 41 states. The average age of our clinics at December 31, 2017 was 9.6 years. In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 32 such third-party facilities under management as of December 31, 2017.

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

During 2017, 2016 and 2015, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

Also, during the year of 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

In addition to the multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016. During 2015, we acquired a 60% interest in a single clinic practice.

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

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2017. For purposes of demonstrating the sensitivity of this estimate on the Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1,084,700 for the year ended December 31, 2017. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2017, 2016 and 2015 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2017	2016
Gross patient accounts receivable	$108,667	$90,145
Less contractual allowances	61,687	49,513
Subtotal - accounts receivable	46,980	40,632
Less allowance for doubtful accounts	2,273	1,792
Net patient accounts receivable	$44,707	$38,840

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2017			December 31, 2016
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$15,150	$2,120	$17,270	$13,906	$1,939	$15,845
Medicare/Medicaid	10,021	1,511	11,532	8,252	1,201	9,453
Workers Compensation*	7,767	1,243	9,010	7,550	1,107	8,657
Self-pay	3,837	3,185	7,022	2,709	2,469	5,178
Other**	1,586	560	2,146	1,212	287	1,499
Totals	$38,361	$8,619	$46,980	$33,629	$7,003	$40,632
*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business — Sources of Revenue” in Item 1.

Provision for Doubtful Accounts. We determine our provision for doubtful accounts based on the specific agings and payor classifications at each clinic. We review the accounts receivable aging and rely on prior experience with particular payors to determine an appropriate reserve for doubtful accounts. Historically, clinics that have a large number of aged accounts generally have less favorable collection experience, and thus, require a higher provision. Accounts that are ultimately determined to be uncollectible are written off against our bad debt provision. The amount of our aggregate provision for doubtful accounts is regularly reviewed for adequacy in light of current and historical experience.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1, 2018. As a result, we revalued our deferred tax assets and liabilities. Based on a review and analysis as of December 31, 2017, we estimated a reduction our net deferred tax liabilities by $4.3 million thereby reducing our provision for income taxes by such amount for the 2017 year.

We do not believe that we have any significant uncertain tax positions at December 31, 2017, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2017 and 2016.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2017, 2016 and 2015, we had six regions. In addition to the six regions, in 2017, the impairment test included a separate analysis for the workforce performance solutions business.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2017, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2017, 2016 and 2015 did not result in any goodwill amounts that were deemed impaired. In 2017, the Company wrote off the goodwill of $0.5 million related to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Redeemable Non-Controlling Interests – The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners and the Company who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). The Put Right or Call Right may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

On the date we acquire a controlling interest in a partnership and the limited partnership agreement for such partnerships contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests. Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated income statement. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Mandatorily Redeemable Non-Controlling Interests – The non-controlling interests that were reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements are subject to Required Redemption (as defined in Footnote 5 – Mandatorily Redeemable Non-Controlling Interest), whether currently exercisable or not, and which currently, or in the future, require that we purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The Required Redemption is triggered at such time as both of the following events have occurred: 1) termination of the holder’s employment with NewCo (as defined in Footnote 5– Mandatorily Redeemable Non-Controlling Interest), regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the applicable limited partnership agreement.

Effective December 31, 2017, we entered into amendments to our limited partnership agreements for our acquired partnerships replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. We accounted for the amendment of the limited partnership agreements as an extinguishment of the outstanding mandatorily redeemable non-controlling interests, which were classified as liabilities, through the issuance of new redeemable non-controlling interests classified in temporary equity. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40-2, we removed the outstanding liabilities at their carrying amounts, recognized the new temporary equities at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by the Company in January 2018.

Non-Controlling Interests – We recognize non-controlling interests, in which we have no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the consolidated statements of income. Operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner. When we purchase a non-controlling interest and the purchase price exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2017	Year ended December 31, 2017
2016	Year ended December 31, 2016
2015	Year ended December 31, 2015
New Clinics	Clinics opened or acquired during the year ended December 31, 2017
Mature Clinics	Clinics opened or acquired prior to January 1, 2017
2016 New Clinics	Clinics opened or acquired during the year ended December 31, 2016
2016 Mature Clinics	Clinics opened or acquired prior to January 1, 2016
2015 New Clinics	Clinics opened or acquired during the year ended December 31, 2015
2015 Mature Clinics	Clinics opened or acquired prior to January 1, 2015
2014 New Clinics	Clinics opened or acquired during the year ended December 31, 2014

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2017	2016	2015
Number of clinics, at the end of period	578	540	508
Working Days	254	255	255
Average visits per day per clinic	25.9	25.0	24.1
Total patient visits	3,705,226	3,316,729	3,080,166
Net patient revenue per visit	$105.05	$105.18	$105.28

RESULTS OF OPERATIONS

FISCAL YEAR 2017 COMPARED TO FISCAL 2016

•	Net revenues increased 16.1% from $356.5 million in 2016 to $414.1 million in 2017, primarily due to an increase in total patient visits of 11.7% from 3,317,000 to 3,705,000, higher revenues from management contracts and revenues from the workforce performance solutions business acquired in March 2017.
•	For the year ended December 31, 2017, Operating Results increased 7.7% to $26.2 million as compared to $24.3 million in 2016. Diluted earnings per share from Operating Results was $2.08 in 2017 as compared to $1.94 in 2016. Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, are defined as net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to restatement of financials, both net of tax, and the tax benefit of revaluation of deferred tax assets and liabilities due to the TCJA. See table below.
•	For the year ended December 31, 2017, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $22.3 million, or $1.76 per diluted share, as compared to $20.6 million, or $1.64 per diluted share, for the 2016 year. Included in the quarter and year ended December 31, 2017 is a tax benefit of $4.3 million related to the revaluation of deferred tax assets and liabilities due to the TCJA. See table below.
	Year Ended December 31,
	2017	2016
Computation of basic and diluted net income attributable to USPH shareholders per share:
Net income attributable to USPH shareholders	$22,256	$20,551
Charges to additional paid-in capital:
Revaluation of redeemable non-controlling interest	(201)	—
Tax effect at statutory rate (federal and state) of 39.25%	75	—
	$22,130	$20,551

Basic and diluted net income attributable to USPH shareholders per share	$1.76	$1.64

Adjustments to determine operating results:
Tax benefit - revaluation of deferred tax assets and liabilities	(4,325)	—
Interest expense MRNCI* - change in redemption value	12,894	6,169
Costs related to restatement of financials - legal and accounting	670	—
Revaluation of redeemable non-controlling interest	201	—
Tax effect at statutory rate (federal and state) of 39.25%	(5,405)	(2,421)

Operating results	$26,165	$24,299

Basic and diluted operating results per share	$2.08	$1.94

Shares used in computation:
Basic and diluted	12,570	12,500
*	Mandatorily redeemable non-controlling interests

The above table details the calculation of basic and diluted earnings per share attributable to our shareholders and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results, a non-GAAP measure defined above. We believe providing Operating Results to investors is useful information for comparing the Company’s period-to-period results. We use Operating Results, which eliminates the MRNCI – change in redemption which is a current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period. We believe that Operating Results is useful information for investors to use in comparing the Company’s period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures. Operating Results is not a measure of financial performance under generally accepted accounting principles and this measurement should not be considered in isolation or an alternative to, or substitute for, net income attributable to our shareholders presented in our consolidated financial statements.

Net Patient Revenues

•	Net patient revenues increased to $389.2 million for 2017 from $348.8 million for 2016, an increase of $40.4 million, or 11.6%. The increase in net patient revenues of $40.4 million consisted of an increase of $19.3 million from New Clinics and $21.1 million from Mature Clinics. During 2017, we acquired four multi-clinic groups for a total of 39 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “— Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 3,705,000 for 2017 from 3,317,000 for 2016. The growth in patient visits was attributable to 229,000 visits in New Clinics and an increase of 159,000 visits for Mature Clinics primarily due to 2016 New Clinics.
•	The average net patient revenue per visit slightly decreased to $105.05 in 2017 from $105.18 in 2016.

Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate monthly, relating to patient discounts from certain payors. Payments received under these contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates of the clinics.

Other Revenues

Other revenues, consisting primarily of management fees and workforce performance business solutions revenue, increased by $17.1 million, from $7.7 million in 2016 to $24.8 million in 2017. The revenues from the recently acquired workforce performance solutions business were $14.9 million for the ten months of operations in 2017. Revenues from management contracts were $7.4 million as compared to $5.5 million for 2016. Other miscellaneous revenue was $2.5 million for 2017 and $2.2 million for 2016.

Operating Costs

Operating costs were $323.4 million, or 78.1% of net revenues, for 2017 and $274.5 million, or 77.0% of net revenues, for 2016. The increase was attributable to $17.3 million in operating costs for New Clinics, an additional $15.6 million related to a full year of activity in 2017 for 2016 New Clinics, $12.9 million related to the addition of the workforce performance solutions business, $2.6 million related to 2016 Mature Clinics and an additional $0.5 million in closure costs. The 2017 closure costs are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract. (See table detailing acquisition dates above under – “Executive Summary”). Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $237.1 million for 2017 from $198.5 million for 2016, an increase of $38.6 million, or 19.4%. Approximately $14.2 million of the increase was attributable to New Clinics, $11.6 million of the increase was due to higher costs at various 2016 New Clinics due to a full year of activity, $10.6 million was due to the ten months of activity for the workforce performance solutions business and higher costs of $2.2 million at 2016 Mature Clinics. Salaries and related costs as a percentage of net revenues was 57.3% for 2017 and 55.7% for 2016.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $82.1 million for 2017 from $71.9 million for 2016, an increase of $10.2 million, or 14.2%. For 2017, New Clinics accounted for approximately $5.9 million of the increase, workforce performance solutions business accounted for approximately $2.3 million and 2016 New Clinics accounted for approximately $4.2 million of the increase due to a full year of activity. Rent, supplies, contract labor and other costs for 2016 Mature Clinics decreased $2.2 million in 2017 as compared to 2016. Rent, supplies, contract labor and other costs as a percent of net revenues was 19.8% for 2017 and 20.2% for 2016.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $3.7 million for 2017 and $4.0 million for 2016. As a percentage of net patient revenues, the provision for doubtful accounts was 0.9% for 2017 and 1.1% for 2016.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 4.9% at December 31, 2017 and 4.4% at December 31, 2016. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 36 days for December 31, 2017 and for December 31, 2016. Net patient receivables in the amount of $3.3 million and $3.6 million were written-off in 2017 and 2016, respectively.

Closure Costs

For 2017 and 2016, closure costs amounted to $599,000 and $131,000, respectively. As previously mentioned, the 2017 closure costs are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Gross Profit

The gross profit for 2017 was $90.6 million, or 21.9% of net revenue, as compared to $82.0 million, or 23.0% of net revenue, for 2016. The gross profit percentage for the Company’s physical therapy clinics was 22.0% in 2017 as compared to 23.0% a year earlier. The gross profit percentage on management contracts was 14.9% in the 2017 as compared to 14.7% in 2016. The gross profit percentage for the recently acquired workforce performance solutions business was 13.3%.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $35.9 million for 2017 and $32.5 million for 2016. The dollar increase is primarily due to increases in salaries, benefits and equity based compensation. Corporate office costs as a percentage of net revenues were 8.7% for 2017 and 9.1% in 2016.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value increased to $12.9 million for 2017 from $6.2 million in 2016. The change in redemption value for acquired partnerships is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is primarily related to an increase in the profitability and underlying value of the Company’s partnerships compared to the respective prior year end.

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable.

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable represent the portion of earnings allocable to the holders of the mandatorily redeemable non-controlling interest. This expense increased to $6.1 million in 2017 as compared to $4.1 million in 2016. The increase is the result of new business acquisitions and increased performance of existing businesses.

Interest Expense – debt and other

Interest expense – debt and other was $2.1 million for 2017 and $1.3 million for 2016. At December 31, 2017, $54.0 million was outstanding under our Amended Credit Agreement (as defined below under “— Liquidity and Capital Resources”). See “— Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $6.0 million for 2017 and $11.9 million for 2016. Included in 2017 is an estimated tax benefit of $4.3 million due to the revaluation of deferred tax assets and liabilities, as previously discussed. The provision for income taxes, prior to the $4.3 million tax benefit, as a percentage of income before taxes less net income attributable to non-controlling interest was 36.6% in 2017 and in 2016. The reconciliation of the 2016 federal and state returns to our book provision was $312,000 which is included in the 2017 provision. The reconciliation of the 2015 federal and state returns to our book provision was $34,000 which is included in the 2016 provision.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $5.5 million in 2017 and $5.7 million in 2016. Net income attributable to non-controlling interests (permanent equity) was $5.2 million in 2017 as compared to $5.7 million in 2016. Net income attributable to redeemable non-controlling interests (temporary equity) was $0.2 million in 2017.

FISCAL YEAR 2016 COMPARED TO FISCAL 2015

•	Net revenues rose 7.6 % to $356.5 million for 2016 from $331.3 million for 2015 primarily due to increases in net patient revenues which are discussed in detail below.
•	Operating results was $24.3 million in 2016, or $1.94 per diluted share, and $22.2 million in 2015, or $1.79 per diluted share. For the year ended December 31, 2016, our net income attributable to our shareholders, in accordance GAAP, was $20.6 million, or $1.64 per diluted share, as compared to $20.6 million, or $1.66 per diluted share, for the 2015 year. The following tables detail these computation:
	Year Ended December 31,
	2016	2015
Computation of basic and diluted net income attributable to USPH shareholders per share:
Net income attributable to USPH shareholders	$20,551	$20,615

Basic and diluted net income attributable to USPH shareholders per share	$1.64	$1.66

Adjustments to determine operating results:
Interest expense MRNCI* - change in redemption value	6,169	2,670
Tax effect at statutory rate (federal and state) of 39.25%	(2,421)	(1,048)

Operating results	$24,299	$22,237

Basic and diluted operating results per share	$1.94	$1.79

Shares used in computation:
Basic and diluted	12,500	12,392
*	Mandatorily redeemable non-controlling interests

The above tables detail the calculation of basic and diluted earnings per share attributable to our shareholders and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results, a non-GAAP measure defined above. We believe providing Operating Results to investors is useful information for comparing the Company’s period-to-period results. We use Operating Results, which eliminates the MRNCI – change in redemption which is a current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period. We believe that Operating Results is useful information for investors to use in comparing the Company’s period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures. Operating results is not a measure of financial performance under generally accepted accounting principles and this measurement should not be considered in isolation or an alternative to, or substitute for, net income attributable to our shareholders presented in our consolidated financial statements.

Net Patient Revenues

•	Net patient revenues increased to $348.8 million for 2016 from $324.3 million for 2015, an increase of $24.5 million, or 7.6%. The increase in net patient revenues of $24.5 million consisted of an increase of $12.8 million from 2016 New Clinics and $11.7 million from 2016 Mature Clinics of which $15.1 million was related to 2015 New Clinics offset by a decrease of $3.4 million related to 2015 Mature Clinics. During 2016, we acquired two multi-clinic groups for a total of 20 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “— Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 3,316,800 for 2016 from 3,080,200 for 2015. The growth in patient visits was attributable to 102,800 visits in 2016 New Clinics primarily due to the acquisitions in 2016 and an increase of 133,800 visits for 2016 Mature Clinics primarily due to 2015 New Clinics.
•	The average net patient revenue per visit slightly decreased to $105.18 in 2016 from $105.28 in 2015.

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

Operating Costs

Operating costs were $274.5 million, or 77.0% of net revenues, for 2016 and $252.9 million, or 76.3% of net revenues, for 2015. The increase was attributable to $10.9 million in operating costs for 2016 New Clinics, an increase in operating costs of $11.2 million for 2015 New Clinics, due to a full year of activity (see table detailing acquisition dates above under – “Executive Summary”), and an decrease of $0.5 million for 2014 Mature Clinics. Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $198.5 million for 2016 from $180.5 million for 2015, an increase of $18.0 million, or 10.0%. Approximately $7.6 million of the increase was attributable to 2016 New Clinics, $8.0 million of the increase was due to a higher costs at various 2015 New Clinics due to a full year of activity and higher costs of $2.4 million at 2014 Mature Clinics. Salaries and related costs as a percentage of net revenues was 55.7% for 2016 and 54.5% for 2015.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $71.9 million for 2016 from $68.0 million for 2015, an increase of $3.9 million, or 5.6%. For 2016, 2016 New Clinics accounted for approximately

$3.1 million of the increase and 2015 New Clinics accounted for approximately $3.2 million of the increase due to a full year of activity. Rent, supplies, contract labor and other costs for 2015 Mature Clinics decreased $2.4 million in 2016 as compared to 2015. Rent, supplies, contract labor and other costs as a percent of net revenues was 20.2% for 2016 and 20.5% for 2015.

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

Gross Profit

In 2016, the gross profit (net revenues less total clinic operating costs) increased by 4.7% to $82.0 million from $78.4 million in 2015. The gross profit percentage for 2016 was 23.0% as compared to 23.7% for 2015.

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

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value increased to $6.2 million for the year 2016 from $2.7 million in 2015. This increase is primarily due to the increased earnings performance of the underlying businesses. The change in redemption value is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period.

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

Interest Expense – debt and other

Interest expense – debt and other was $1.3 million for 2016 and $1.0 million for 2015. At December 31, 2016, $46.0 million was outstanding under our Amended Credit Agreement (as defined below under “— Liquidity and Capital Resources”). See “— Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $11.9 million for 2016 and $13.7 million for 2015. We accrued state and federal income taxes at an effective tax rate (provision for taxes divided by the difference between income from operations and net income attributable to non-controlling interest) of 36.6% for 2016 and 39.8% for 2015. The 2016 provision for taxes includes a reduction of $1.0 million due to the adoption of new Financial Accounting Standards Board guidance relevant to stock compensation accounting provisions. This guidance amends how excess tax benefits should be classified. Under the guidance, excess tax benefits will be a component of the income tax provision/benefit in the period in which they occur. The reconciliation of the 2015 federal and state returns to our book provision was $34,000 which is included in the 2016 provision. The 2015 tax provision includes an additional $147,000 due to reconciliation of the 2014 federal and state returns to our book provision.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $5.7 million in 2016 and $5.9 million in 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2017, we had $21.9 million in cash and cash equivalents compared to $20.0 million at December 31, 2016. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2018. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended in August 2015, January 2016, March 2017 and November 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.25% to 0.3% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that we could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year. The March 2017 amendment, among other items, increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $15,000,000 in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount we may pay in cash dividends to $20,000,000 to our shareholders and extended the maturity date to November 30, 2021.

On December 31, 2017, $54.0 million was outstanding on the Amended Credit Agreement resulting in $71.0 million of availability. As of the date of this report, we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $1.9 million from December 31, 2017 to December 31, 2016 was due primarily to $56.5 million provided by operations and $8.0 million net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($36.7 million), payments of cash dividends to our shareholders ($10.1 million), purchases of fixed assets ($7.1 million), distributions to non-controlling interests ($5.6 million), acquisitions of non-controlling interests through settlements of liabilities related to mandatorily redeemable non-controlling interests ($2.4 million) and payments on notes payable ($1.2 million).

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice. The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in January 2018 and the second installment is due in January 2019.

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

On October 31, 2017, we acquired a 70% interest in a nine-clinic physical therapy practice and two management contracts with third party providers. The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in October 2018 and 2019.

On November 30, 2016, we acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in November 2017 and one of which is due in November 2018. On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice. The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in February 2017 and the next installment was paid in February 2018.

On December 31, 2015, we acquired a 59% interest in a four-clinic practice for $4.6 million in cash and $400,000 in seller notes that were payable in two principal installments of an aggregate of $200,000 each, plus accrued interest. The first installment was paid in December 2016 and the next installment was paid in December 2017. On June 30, 2015, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, we acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that was payable in two principal installments of $75,000 each, plus accrued interest. The first installment was paid in April 2016 and the next installment was paid in April 2017. On January 31, 2015, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. The installments were paid in January 2016 and 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, we acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note that was paid plus accrued interest in August 2016.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2017 are summarized as follows (in thousands):

	Total	2018	2019	2020	2021	2022	Thereafter
Credit Agreement	$54,000	$—	$—	$—	$54,000	$—	$—
Mandatorily Redeemable Non-Controlling Interest	327	327	—	—	—	—	—
Notes Payable	6,772	4,044	2,728	—	—	—	—
Interest Payable	224	203	21	—	—	—	—
Employee Agreements	49,061	31,826	13,225	2,832	1,178	—	—
Operating Leases	102,757	33,357	25,551	21,777	10,919	6,144	5,009
	$213,141	$69,757	$41,525	$24,609	$66,097	$6,144	$5,009

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses and non-controlling interests and settlement of mandatorily redeemable non-controlling interests. At December 31, 2017, our remaining outstanding balance on these notes aggregated $6.8 million. Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 4.25% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases, typically after three to five years, from the original date the interest was acquired, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest, taxes, depreciation, amortization and certain intercompany charges.

Effective December 31, 2017, we entered into amendments to our limited partnership agreements for our acquired partnerships replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon the triggering events, the Company has a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. We accounted for the amendment of our limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, we removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by the Company in January 2018. The fair value of the redeemable non-controlling interest at December 31, 2017 was $102.5 million.

As of December 31, 2017, we have accrued $4.2 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2018.

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

There is no expiration date for the share repurchase program. As of December 31, 2017, there are currently an additional estimated 207,756 shares (based on the closing price of $72.20 on December 31, 2017) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the year ended December 31, 2017.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 15 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	cost, risks and uncertainties associated with the Company’s recent restatement of its prior financial statements due to the correction of its accounting methodology for redeemable noncontrolling partnership interests, and including any pending and future claims or proceedings relating to such matters;
•	legal actions; which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber attacks;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;

•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2017 was the outstanding balance of seller notes of $6.8 million and an outstanding balance on our Amended Credit Agreement of $54.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $540,000 of interest expense. See Note 10 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, TX
March 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 14, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Houston, TX
March 14, 2018

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,933	$20,047
Patient accounts receivable, less allowance for doubtful accounts of $2,273 and $1,792, respectively	44,707	38,840
Accounts receivable - other	5,655	2,649
Other current assets	4,786	4,428
Total current assets	77,081	65,964
Fixed assets:
Furniture and equipment	51,100	48,426
Leasehold improvements	29,760	26,765
Fixed assets, gross	80,860	75,191
Less accumulated depreciation and amortization	60,475	56,018
Fixed assets, net	20,385	19,173
Goodwill	271,338	226,806
Other identifiable intangible assets, net	48,954	38,060
Other assets	1,224	1,228
Total assets	$418,982	$351,231

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,165	$1,634
Accrued expenses	33,342	21,756
Current portion of notes payable	4,044	1,227
Total current liabilities	39,551	24,617
Notes payable, net of current portion	2,728	4,596
Revolving line of credit	54,000	46,000
Mandatorily redeemable non-controlling interests	327	69,190
Deferred taxes	10,875	15,736
Deferred rent	2,116	1,575
Other long-term liabilities	743	829
Total liabilities	110,340	162,543
Redeemable non-controlling interests	102,572	—
Commitments and contingencies (Note 16)
U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,809,299 and 14,732,699 shares issued, respectively	148	147
Additional paid-in capital	73,940	68,687
Retained earnings	162,406	150,342
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	204,866	187,548
Non-controlling interests	1,204	1,140
Total USPH shareholders’ equity and non-controlling interests	206,070	188,688
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$418,982	$351,231

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net patient revenues	$389,226	$348,839	$324,293
Other revenues	24,825	7,707	7,009
Net revenues	414,051	356,546	331,302
Operating costs:
Salaries and related costs	237,067	198,495	180,514
Rent, supplies, contract labor and other	82,096	71,868	68,046
Provision for doubtful accounts	3,672	4,040	4,170
Closure costs	599	131	211
Total operating costs	323,434	274,534	252,941

Gross profit	90,617	82,012	78,361

Corporate office costs	35,889	32,479	31,067
Operating income	54,728	49,533	47,294

Interest and other income, net	88	93	81
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	(12,894)	(6,169)	(2,670)
Mandatorily redeemable non-controlling interests - earnings allocable	(6,055)	(4,057)	(3,538)
Debt and other	(2,111)	(1,252)	(1,031)
Total interest expense	(21,060)	(11,478)	(7,239)

Income before taxes	33,756	38,148	40,136

Provision for income taxes	6,032	11,880	13,647

Net income	27,724	26,268	26,489

Less: net income attributable to non-controlling interests	(5,468)	(5,717)	(5,874)

Net income attributable to USPH shareholders	$22,256	$20,551	$20,615

Basic and diluted earnings per share attributable to USPH shareholders	$1.76	$1.64	$1.66

Shares used in computation - basic and diluted	12,570	12,500	12,392

Dividends declared per common share	$0.80	$0.68	$0.60

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interests
	Shares	Amount			Shares	Amount			Total
Balance January 1, 2015	14,487	$145	$58,799	$125,135	(2,215)	$(31,628)	$152,451	$1,488	$153,939
Proceeds from exercise of stock options	1	1	4	—	—	—	5	—	5
Net tax benefit from exercise of stock options	—	—	947	—	—	—	947	—	947
Issuance of restricted stock	148	—	—	—	—	—	—	—	—
Compensation expense - restricted stock	—	—	4,491	—	—	—	4,491	—	4,491
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	446	—	—	—	446	—	446
Acquisitions and sales of non-controlling interests	—	—	(449)	—	—	—	(449)	(217)	(666)
Distributions to non-controlling interest partners, as restated	—	—	—	—	—	—	—	(5,892)	(5,892)
Dividends payable to USPT shareholders	—	—	—	(7,449)	—	—	(7,449)	—	(7,449)
Net income	—	—	—	20,615	—	—	20,615	5,874	26,489
Balance December 31, 2015	14,636	146	64,238	138,301	(2,215)	(31,628)	$171,057	1,253	172,310

Issuance of restricted stock	97	1	—	—	—	—	1	—	1
Compensation expense - equity-based awards	—	—	4,962	—	—	—	4,962	—	4,962
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	211	—	—	—	211	—	211
Acquisitions of non-controlling interests, net	—	—	(533)	—	—	—	(533)	(112)	(645)
Adjustment for prior year acquisitions of non-controlling interest - tax true up	—	—	(191)	—	—	—	(191)	—	(191)
Dividends payable to USPT shareholders	—	—	—	(8,510)	—	—	(8,510)	—	(8,510)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	20,551	—	—	20,551	5,717	26,268
Balance December 31, 2016	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688

Issuance of restricted stock	76	1	—	—	—	—	1	—	1
Revaluation of redeemable non-controlling interest	—	—	—	(126)	—	—	(126)	—	(126)
Compensation expense - equity-based awards	—	—	5,032	—	—	—	5,032	—	5,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	165	—	—	—	165	—	165
Sale of non-controlling interest, net of purchases	—	—	56	—	—	—	56	(20)	36
Dividends payable to USPT shareholders	—	—	—	(10,066)	—	—	(10,066)	—	(10,066)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,300)	(5,300)
Other	—	—	—	—	—	—	—	160	160
Net income	—	—	—	22,256	—	—	22,256	5,224	27,480
Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES
Net income including non-controlling interests	$27,724	$26,268	$26,489
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	9,710	8,779	7,952
Provision for doubtful accounts	3,672	4,040	4,170
Equity-based awards compensation expense	5,032	4,962	4,491
Excess tax benefit from equity-based rewards	—	—	(947)
Deferred income tax	(4,864)	2,979	5,953
Other	621	152	264
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,447)	(3,275)	(5,519)
Increase in accounts receivable - other	(3,022)	(400)	(852)
Decrease (increase) in other assets	2,086	(1,399)	(1,375)
Increase (decrease) in accounts payable and accrued expenses	6,979	2,994	(7,011)
Increase in mandatorily redeemable non-controlling interests	11,579	5,598	2,509
Increase in other liabilities	456	352	1,396
Net cash provided by operating activities	56,526	51,050	37,520

INVESTING ACTIVITIES
Purchase of fixed assets	(7,095)	(8,260)	(6,263)
Purchase of businesses, net of cash acquired	(36,682)	(23,623)	(18,965)
Sale of non-controlling interest, net of purchases	121	(670)	(968)
Proceeds on sale of fixed assets	81	61	71
Net cash used in investing activities	(43,575)	(32,492)	(26,125)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(5,572)	(5,718)	(5,892)
Cash dividends paid to shareholders - funded	(10,066)	(8,510)	(7,449)
Proceeds from revolving line of credit	93,000	168,000	103,000
Payments on revolving line of credit	(85,000)	(166,000)	(93,500)
Payments to settle mandatorily redeemable non-controlling interests	(2,361)	(1,262)	(6,115)
Principal payments on notes payable	(1,227)	(800)	(884)
Tax benefit from equity-based rewards	—	—	947
Other	161	1	5
Net cash used in financing activities	(11,065)	(14,289)	(9,888)

Net increase in cash and cash equivalents	1,886	4,269	1,507
Cash and cash equivalents - beginning of period	20,047	15,778	14,271
Cash and cash equivalents - end of period	$21,933	$20,047	$15,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,543	$10,584	$7,779
Interest	$2,113	$784	$884
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$2,150	$1,000	$1,800
Acquisition of non-controlling interest - seller financing portion	$—	$387	$—
Payment to settle redeemable non-controlling interest - financing portion	$—	$127	$3,077
Receivable from sale of non-controlling interests	$—	$(138)	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2017, the Company owned and/or operated 578 clinics in 41 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 32 such third-party facilities under management as of December 31, 2017.

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

During the last three years, the Company completed the following multi-clinic acquisitions:

	Date	% Interest Acquired	Number of Clinics
	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

Also, during the year of 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

In addition to the multi-clinic acquisitions, the Company acquired two single clinic practices in separate transactions during 2016. During 2015, the Company acquired a 60% interest in a single clinic practice.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests. For acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest are recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests. For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated statements of income line item – net income attributable to non-controlling interests and the equity interests are recorded on the consolidated balance sheet as redeemable non-controlling interests.

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Footnote 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by the Company in January 2018. See Footnote 5 - Mandatorily redeemable non-controlling interests – Footnote 6 - Redeemable non-controlling interests – for further discussion.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due the clinic partners/directors. The amount is expensed as compensation and included in clinic operating costs—salaries and related costs. The respective liability is included in current liabilities—accrued expenses on the consolidated balance sheets.

2. Significant Accounting Policies

Cash Equivalents

The Company maintains its cash and cash equivalents at financial institutions. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivelents. The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management believes that this risk is not significant.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2017, 2016 and 2015, there were six regions. In addition to the six regions, in 2017, the impairment test included a separate analysis for the workforce performance solutions business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2017, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2017, 2016 and 2015 did not result in any goodwill amounts that were deemed impaired.

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

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement for such partnership contains mandatory redemption rights, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests. Then, in each reporting period thereafter until purchased by the Company, the redeemable non-controlling interest is adjusted to its then current redemption value, based on the predetermined formula defined in the respective partnership agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of income by recording the adjustments and earnings to other income and expense in the captions - Interest expense – mandatorily redeemable non-controlling interests – change in redemption value and Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

As previously mentioned due to amendments of the limited partnership agreements entered into by the Company, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were amended and are now classified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.

Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests. Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Non-Controlling Interests

The Company recognizes non-controlling interests, in which the Company has no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”). Beginning in 2019, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027.

Historically, the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary was subject to an annual dollar limit (i.e., the “Therapy Cap” or “Limit”). For 2017, the annual Limit on outpatient therapy services was $1,980 for combined Physical Therapy and Speech Language Pathology services and $1,980 for Occupational Therapy services. As a result of Bipartisan Budget Act of 2018, the Therapy Caps have been eliminated, effective as of January 1, 2018.

Under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely, but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS is required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims have to report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2017. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. Net patient revenue from Medicare were approximately $92.6 million, $81.8 million and $73.2 million, respectively, for 2017, 2016 and 2015.

Management Contract Revenues

Management contract revenues, which are included in other revenues, are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

Workforce Performance Solutions Revenue

Revenue from the workforce performance solutions business, which are also included in other revenues, are derived from onsite services provided to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenues are determined based on the number of hours and respective rate for services provided.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2017.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1, 2018. As a result, the Company revalued its deferred tax assets and liabilities. Based on a review and analysis as of December 31, 2017, the Company estimated a reduction of its net deferred tax liabilities by $4.3 million thereby reducing its provision for income taxes by such amount for the 2017 year.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2017 and 2016. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement (as defined in Note 10) approximates its fair value. The interest rate on the Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Credit Agreement.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance. The Company identifies operating segments based on management responsibility and believes it meets the criteria for aggregating its operating segments into a single reporting segment.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2017.

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

Recently Issued Accounting Guidance

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019. The Company does not expect adoption of this ASU to have a material impact.

In February 2016, the FASB issued amended accounting guidance (ASU 2016-02, Leases) which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles. Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months. The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities can use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings..

Since the Company leases all but one of its clinic facilities, upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of income.

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

The Company implemented the new standard beginning January 1, 2018 using a modified retrospective transition method. Adoption of the new standard did not result in material changes to the presentation of net revenues and bad debt expense in the consolidated statements of income, and the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts is recorded as a reduction of revenue. Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued. No disclosures were required.

3. Acquisitions of Businesses

During 2017, 2016 and 2015, the Company acquired a majority interest in the following multi-clinic physical therapy practices:

	Date	% Interest Acquired	Number of Clinics
	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

	2015
January 2015 Acquisition	January 31	60%	9
April 2015 Acquisition	April 30	70%	3
June 2015 Acquisition	June 30	70%	4
December 2015 Acquisition	December 31	59%	4

On January 1, 2017, the Company acquired a 70% interest in a seventeen-clinic physical therapy practice. The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in January 2018 and the second installment is due in January 2019.

On May 31, 2017, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019.

On October 31, 2017, the Company acquired a 70% interest in a nine-clinic physical therapy practice and two management contracts with third party providers. The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in October 2018 and 2019.

In addition to the above, as previously mentioned in March 2017, the Company acquired a 55% interest in a company which is a leading provider of workforce performance solutions. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018. Also, in 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$6,248
Total non-current assets	1,818
Total liabilities	(2,909)
Net tangible assets acquired	$5,157
Referral relationships	3,885
Non-compete	1,224
Tradename	8,439
Goodwill	44,292
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

On November 30, 2016, the Company acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. The first installment was paid in November 2017 and the second installment is due in November 2018. On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice. The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. The first installment was paid in February 2017 and the second was paid in February 2018. During 2016, two subsidiaries of the Company each acquired a single clinic therapy practice for an aggregate purchase price of $75,000.

The purchase price for the 2016 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,623
Seller notes	1,000
Total consideration	$24,623
Fair value of net tangible assets acquired:
Total current assets	$1,372
Total non-current assets	839
Total liabilities	(399)
Net tangible assets acquired	$1,812
Referral relationships	4,919
Non-compete	847
Tradename	3,802
Goodwill	32,123
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(18,880)
$24,623

On December 31, 2015, the Company acquired a 59% interest in a four-clinic physical therapy practice. The purchase price was $4.6 million in cash and $400,000 in seller notes payable that were payable in two principal installments of an aggregate of $200,000 each, plus accrued interest. The first payment was paid in December 2016 and the second installment was paid in December 2017. On June 30, 2015, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price was $3.6 million in cash and $0.7 million in seller notes that are payable plus accrued interest, in June 2018. On April 30, 2015, the Company acquired a 70% interest in a three-clinic physical therapy practice. The purchase price was $4.7 million in cash and $150,000 in a seller note that was payable in two principal installments of $75,000 each, plus accrued interest. The first payment was paid in April 2016 and the second installment was paid in April 2017. On January 31, 2015, the Company acquired a 60% interest in a nine-clinic physical therapy practice.

The purchase price for the 60% interest was $6.7 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. This note was paid in full in January 2017. In addition to the multi-clinic acquisitions, on August 31, 2015, the Company acquired a 60% interest in a single physical therapy clinic for $150,000 in cash and $50,000 in a seller note payable plus accrued interest that was paid in August 2016.

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
$20,765

The purchase prices plus the fair value of the non-controlling interests for the acquisition in January 2017 and for the years ended December 31, 2016 and 2015 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill are finalized. For the acquisitions occurring on or after February 1, 2017, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2017 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in 2016 and 2015, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 7½ to 13 years, and for non-compete agreements the estimated lives was five to six years. Generally, the values assigned to tradenames are tested annually for impairment, however with regards to one acquisition in 2013, the tradename was being amortized over the term of the six year agreement in which the Company has acquired the rights to use the specific tradename. In 2016, the remaining value of the tradename was charged to earnings as the Company decided to combine two acquired operations in Georgia; therefore, the tradename under this six year agreement will no longer be used.

For the 2017, 2016 and 2015 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2017, 2016 and 2015 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

4. Non-Controlling Interests

During 2017, the Company acquired additional interests in two partnerships included in non-controlling interest. The additional interests purchased in each of the partnerships was 35%. The aggregate purchase price paid was $13,000. Also, during 2017, the Company sold a 2% interest in a partnership for $138,000. The net after-tax difference of $56,000 was credited to additional paid-in capital.

During 2016, the Company acquired additional interests in six partnerships included in non-controlling interest. The interests in the partnerships purchased ranged from 2% to 35%. The aggregate purchase price paid was $0.9 million in cash and $0.4 million in a seller note, that is payable in two principal installments of $194,000 each in February 2017 and 2018. The purchase price included $112,000 of undistributed earnings. The remaining $1.2 million, less future tax benefits of $0.5 million, was recognized as an adjustment to additional paid-in capital.

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

5. Mandatorily Redeemable Non-Controlling Interest

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

As previously mentioned due to amended partnership agreements, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.

The following table details the changes in the carrying amount of the mandatorily redeemable non-controlling interests (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Beginning balance	$69,190	$45,974
Operating results allocated to mandatorily redeemable non-controlling interest partners	6,055	4,057
Distributions to mandatorily redeemable non-controlling interest partners	(7,336)	(4,628)
Changes in the redemption value of mandatorily redeemable non-controlling interest	12,894	6,169
Payments for settlement of mandatorily redeemable non-controlling interest	(2,361)	(1,262)
Purchases of businesses - initial liability related to mandatorily redeemable non-controlling interest	10,282	18,880
Other	119	—
Extinguishment of mandatorily redeemable non-controlling interest	(88,516)	—
Ending balance	$327	$69,190

The following table categorizes the carrying amount of the mandatorily redeemable non-controlling interests (in thousands):

	December 31, 2017	December 31, 2016

Contractual time period has lapsed but holder’s employment has not been terminated	$327	$24,700
Contractual time period has not lapsed and holder’s employment has not been terminated	—	46,949
Holder’s employment has terminated and contractual time period has expired	—	—
Holder’s employment has terminated and contractual time period has not expired	—	—
Redemption value prior to excess distributed earnings	$327	$71,649
Excess distributions over earnings and losses	—	(2,459)
	$327	$69,190

6. Redeemable Non-Controlling Interest

When the Company acquires a majority interest in a Therapy Practice, those Acquisitions occur in a series of steps as described in numbers 1 through 10 of Footnote 5 – Mandatorily Redeemable Non-Controlling Interests. For the Acquisitions that occurred after the first quarter of 2017, the Partnership Agreement contained provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Right”) or at the option of the Seller Entity (the “Put Right”) as follows:

1.	Put Right
a.	In the event that any Selling Shareholder’s employment is terminated involuntarily by the Company without “Cause” pursuant to such Selling Shareholder’s Employment Agreement prior to the fifth anniversary of the Closing Date, the Seller Entity thereafter shall have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.
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

For the year ended December 31, 2017, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

Year Ended December 31, 2017

Beginning balance	$—
Operating results allocated to redeemable non-controlling interest partners	244
Distributions to redeemable non-controlling interest partners	(272)
Changes in the fair value of redeemable non-controlling interest	201
Purchases of businesses - initial equity related to redeemable non-controlling interest	13,883
Fair value of redeemable non-controlling interest - amended partnership agreements	88,516
Ending balance	$102,572

As previously mentioned due to amended partnership agreements, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

December 31, 2017

Contractual time period has lapsed but holder’s employment has not been terminated	$33,613
Contractual time period has not lapsed and holder’s employment has not been terminated	72,700
Holder’s employment has terminated and contractual time period has expired	—
Holder’s employment has terminated and contractual time period has not expired	—
Redemption value prior to excess distributed earnings	$106,313
Excess distributions over earnings and losses	(3,741)
$102,572

7. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016

Beginning balance	$226,806	$195,373
Goodwill acquired during the year	44,292	31,419
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	706	14
Goodwill written-off - closed clinic	(466)	—
Ending balance	$271,338	$226,806

In 2017, the Company wrote off the goodwill related to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

8. Intangible Assets, net

Intangible assets, net as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Tradenames	$29,673	$21,234
Referral relationships, net of accumulated amortization of $7,209 and $5,275, respectively	16,811	14,859
Non-compete agreements, net of accumulated amortization of $4,100 and $3,380, respectively	2,470	1,967
	$48,954	$38,060

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from 6 to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5 to 6 years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Tradenames	$—	$330	$84
Referral relationships	1,934	1,512	1,153
Non-compete agreements	720	525	478
	$2,654	$2,367	$1,715

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

The remaining balances of the referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
2018	$2,032	2018	$763
2019	$1,942	2019	$691
2020	$1,942	2020	$477
2021	$1,942	2021	$399
2022	$1,894	2022	$140
Thereafter	$7,059

9. Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Salaries and related costs	$16,828	$10,569
Credit balances due to patients and payors	4,158	3,880
Group health insurance claims	2,929	2,499
Federal income tax payable	2,833	—
Other	6,594	4,808
Total	$33,342	$21,756

10. Notes Payable

Notes payable as of December 31, 2017 and 2016 consisted of the following (dollars in thousands):

	December 31, 2017	December 31, 2016
Credit Agreement average effective interest rate of 3.6% inclusive of unused fee	$54,000	$46,000
Various notes payable with $4,044 plus accrued interest due in the next year,
interest accrues in the range of 3.25% through 4.25% per annum	6,772	5,823
	60,772	51,823
Less current portion	(4,044)	(1,227)
Long term portion	$56,728	$50,596

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended in August 2015, January 2016, March 2017 and November 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.25% to 0.3% depending on the Company’s consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10,000,000 in any fiscal year. The March 2017 amendment, among other items, increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $15,000,000 in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount the Company may pay in cash dividends to its shareholders to an amount not to exceed $20,000,000 and extended the maturity date to November 30, 2021.

On December 31, 2017, $54.0 million was outstanding on the Credit Agreement resulting in $71.0 million of availability. As of December 31, 2017, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions, purchasing of non-controlling interests and paying the settlement of mandatorily redeemable non-controlling interests. In conjunction with the transactions related to these in 2017, the Company entered into notes payable in the aggregate amount of $2.2 million of which an aggregate principal payment of $1.3 million which is due in 2018 and $0.9 million in 2019. Interest accrues in the range of 3.25% to 4.25% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the various notes payable subsequent to December 31, 2017 are as follows (in thousands):

During the twelve months ended December 31, 2018	$4,044
During the twelve months ended December 31, 2019	2,728
During the twelve months ended December 31, 2020	—
During the twelve months ended December 31, 2021	54,000
$60,772

11. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Compensation	$1,529	$1,914
Allowance for doubtful accounts	478	572
Lease obligations - closed clinics	54	57
Deferred tax assets	$2,061	$2,543
Deferred tax liabilities:
Depreciation and amortization	$(12,590)	$(17,896)
Other	(346)	(383)
Deferred tax liabilities	(12,936)	(18,279)
Net deferred tax liability	$(10,875)	$(15,736)

As a result of TCJA, the Company revalued its deferred tax assets and liabilities as of December 31, 2017. Based on a review and analysis as of December 31, 2017, the Company estimated a reduction of its net deferred tax liabilities by $4.3 million thereby reducing its provision for income taxes by such amount for the 2017 year. The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment. Also during 2017, the Company recorded an adjustment to the deferred tax assets having the effect of reducing its net deferred tax liability of $1.2 million related to acquisitions of non-controlling interests in 2016 based on a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The offset to this adjustment was a reduction in the previously reported tax receivable of approximately $1.7 million and a charge to current year provision for income taxes of $0.3 million. At December 31, 2017, the Company had a federal income tax payable of $2.8 million (included in current liabilities – accrued expenses on the accompanying consolidated balance sheet) and a state income tax receivable of $2.2 million. As of December 31, 2016, the Company had a federal tax receivable of $0.7 million and a state tax receivable of $1.5 million (prior to adjustment of $1.7 million: state tax receivable adjustment $0.6 million and federal tax receivable adjustment of $1.1 million). The tax receivables are included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for results of continuing operations for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
U. S. tax at statutory rate	$9,900	35.0%	$11,351	35.0%	$11,991	35.0%
Tax legislation adjustment	$(4,325)	-15.3%	—	—	—	—
State income taxes, net of federal benefit and tax reform	1,060	3.7%	945	2.9%	1,337	3.9%
Excess equity compensation deduction	(1,139)	-4.0%	(911)	-2.8%	—	—
Non-deductible expenses	560	2.0%	495	1.5%	319	0.9%
Other	(24)	-0.1%	—	—	—	—
	$6,032	21.3%	$11,880	36.6%	$13,647	39.8%

In March 2016, the FASB issued guidance to simplify some provisions in stock compensation accounting. The Company adopted this guidance in the fourth quarter of 2016. Prior to this guidance, excess tax benefits were recorded in additional paid-in capital, but became a component of the income tax provision/benefit in the period in which they occurred. For 2016, the adoption resulted in a reduction of the income tax provision by $1.0 million. For 2017, the excess equity compensation deduction amount was $1.3 million. The federal tax portion is shown above as excess equity compensation deduction.

Significant components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$9,332	$7,620	$6,502
State	1,564	1,281	1,192
Total current	10,896	8,901	7,694
Deferred:
Federal	(5,233)	2,548	5,302
State	369	431	651
Total deferred	(4,864)	2,979	5,953
Total income tax provision	$6,032	$11,880	$13,647

For 2017, 2016 and 2015, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded an increase in the income tax provision of $312,000, $34,000 and $147,000 for 2017, 2016, and 2015, respectively. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2014 through 2016 and U.S. state jurisdictions are open for periods ranging from 2013 through 2016.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2017, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2017, 2016 and 2015.

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

A cumulative summary of equity plans as of December 31, 2017 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	—	139,791	—	7,775
Amended 2003 Plan	2,100,000	839,957	—	778,300	—	481,743
	2,700,000	1,256,359	—	918,091	—	489,518

During 2017, 2016 and 2015, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2017	79,475	$62.19
2016	101,790	$51.59
2015	147,928	$41.66

During 2017, 2016 and 2015, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2017	2,875	$63.12
2016	4,965	$35.78
2015	—	—

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

As of December 31, 2017, there were 174,602 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2018 through 2021.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $5.0 million, $5.0 million and $4.5 million, respectively, for 2017, 2016 and 2015. As of December 31, 2017, the remaining $6.6 million of compensation expense will be recognized from 2018 through 2021.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 207,756 shares (based on the closing price of $72.20 on December 29, 2017, the last business day in 2017) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2017 or 2016.

15. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2017, 2016 and 2015. The Company matching contributions totaled $1.5 million, $1.1 million and $0.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

16. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $34.8 million, $30.3 million and $28.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases typically specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2017 are as follows (in thousands):

2018	$33,357
2019	25,551
2020	21,777
2021	10,919
2022	6,144
Thereafter	5,009
Total	$102,757

Employment Agreements

At December 31, 2017, the Company had outstanding employment agreements with three of its executive officers. These agreements, which presently expire on December 31, 2018, provide for automatic two year renewals at the conclusion of each expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $30.1 million in 2018 and $15.6 million in the aggregate from 2019 through 2022. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands, except per share data):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income attributable to USPh shareholders	$22,256	$20,551	$20,615
Charges to additional paid-in capital
Revaluation of redeemable non-controlling interests	(201)	—	—
Tax effect at statutory rate (federal and state) of 39.25%	75	—	—
	$22,130	$20,551	$20,615

Basic and diluted net income per share attributable to USPH shareholders	$1.76	$1.64	$1.66

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,570	12,500	12,392

18. Selected Quarterly Financial Data (Unaudited)

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Net patient revenues	$93,654	$97,657	$96,273	$101,642
Net revenues	$97,565	$104,251	$103,032	$109,203
Operating income	$12,200	$15,678	$12,888	$13,962
Net income	$6,034	$6,390	$6,594	$8,706
Net income attributable to USPH shareholders	$4,816	$4,941	$5,150	$7,349

Basic and diluted earnings per share attributable to common shareholders:	$0.38	$0.39	$0.41	$0.57
Shares used in computation - basic and diluted	12,528	12,579	12,581	12,593
	Q1 2016	Q2 2016	Q3 2016	Q4 2016
Net patient revenues	$85,049	$88,433	$86,411	$88,946
Net revenues	$86,908	$90,430	$88,344	$90,864
Operating income	$11,491	$15,033	$12,055	$10,954
Net income	$5,953	$7,671	$6,134	$6,510
Net income attributable to USPH shareholders	$4,488	$6,012	$4,804	$5,247

Basic and diluted earnings per share attributable to common shareholders:	$0.36	$0.48	$0.38	$0.42
Shares used in computation - basic and diluted	12,448	12,511	12,520	12,519

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 43.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management has taken certain action to remediate the material weakness in the Company’s internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016 and summarized below.

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

Our remediation included a robust review of applicable guidance concerning the manner in which limited partnership interests are to be reflected on our consolidated financial statements. In addition, as previously disclosed in our second and third quarter Form 10Qs, we have implemented changes to our processes and controls to ensure appropriate consideration of such applicable accounting guidance when we acquire partnership interests in the future. Specifically, we enhanced our review procedures, documentation and approvals related to new standard limited partnership agreements used in our acquisitions. We believe that such processes and controls will enable management to prevent or detect on a timely basis potential future errors in our financial reporting of such interests and based on our testing of these new processes and controls we believe that this material weakness has been remediated as of December 31, 2017.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as a part of this report:
1.	Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.
2.	Financial Statement Schedules. See page 79 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
3.	Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.
ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

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

Number	Description
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

10.16+
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

10.19	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.20+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 9, 2018.]

10.21+
U. S. Physical Therapy, Inc. Discretionary Long –Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.22+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.23+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

Number	Description
10.24
Second Amended and Restated Credit Agreement dated as of November 10, 2017 among the Company, as Borrower, Bank of America, N.A. as Administrative Agent and the Lenders Patty (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2017).

10.25+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.26+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.27+
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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$1,792	$3,672	—	$3,191(2)	$2,273
YEAR ENDED DECEMBER 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$3,906	—	$3,756(2)	$1,792
YEAR ENDED DECEMBER 31, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,867	$4,170	—	$4,395(2)	$1,642
(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/S/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer

By:	/S/ JON C. BATES
Jon C. Bates
Vice President/Controller

Date: March 14, 2018

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

Number	Description
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

10.16+
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

10.19	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.20+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 9, 2018.]

10.21+
U. S. Physical Therapy, Inc. Discretionary Long –Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.22+
U. S. Physical Therapy, Inc. Objective Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.23+
U. S. Physical Therapy, Inc. Discretionary Cash Bonus Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

Number	Description
10.24
Second Amended and Restated Credit Agreement dated as of November 10, 2017 among the Company, as Borrower, Bank of America, N.A. as Administrative Agent and the Lenders Patty (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2017).

10.25+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.26+
Second Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective February 9, 2016 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.27+
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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Management contract or compensatory plan or arrangement.

Exhibit 21.1

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Ability Health PT Management GP, LLC		LLC	TX
Ability Health Services and Rehabilitation, L.P.	Ability Rehabilitation	LP	TX	FL
Achieve Management GP, LLC		LLC	TX
Achieve Physical Therapy and Performance, Limited Partnership		LP	TX
Action Therapy Centers, Limited Partnership	Action Physical Therapy Houston Hand Therapy PT Professionals	LP	TX
Adams County Physical Therapy, Limited Partnership		LP	TX	PA
Advance Rehabilitation & Consulting, Limited Partnership		LP	TX	AL, FL & GA
Advance Rehabilitation Management GP, LLC		LLC	TX	FL
Agape Physical Therapy & Sports Rehabilitation, Limited Partnership		LP	TX	MD
Agape Physical Therapy Management GP, LLC		LLC	TX
Agility Spine & Sports PT Management GP LLC		LLC	TX
Agility Spine & Sports Physical Therapy and Rehabilitation, Limited Partnership		LP	TX	AZ
Ankeny Physical & Sports Therapy, Limited Partnership		LP	TX	IA
ARC Physical Therapy Plus, Limited Partnership		LP	TX	KS, IA, MO
ARC PT Management GP, LLC		LLC	TX
ARCH Physical Therapy and Sports Medicine, Limited Partnership		LP	TX	MI
Arrow Physical Therapy, Limited Partnership	Broken Arrow Physical Therapy	LP	TX	OK
Arrowhead Physical Therapy, Limited Partnership	Elite Sports Medicine & Physical Therapy	LP	TX	MS
Ashland Physical Therapy, Limited Partnership		LP	TX	OR
Audubon Physical Therapy, Limited Partnership		LP	TX	LA
Barren Ridge Physical Therapy, Limited Partnership		LP	TX	VA
Bayside Management GP, LLC		LLC	TX
Bayside Physical Therapy & Sports Rehabilitation, Limited Partnership		LP	TX	MD
Beaufort Physical Therapy, Limited Partnership		LP	TX	NC
Bosque River Physical Therapy and Rehabilitation, Limited Partnership		LP	TX
Bow Physical Therapy & Spine Center, Limited Partnership		LP	TX	NH

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Brazos Valley Physical Therapy, Limited Partnership		LP	TX
Brick Hand & Rehabilitative Services, Limited Partnership		LP	TX	NJ
Briotix, Limited Partnership		LP	DE	AZ, CA, CO, CT, FL, GA, HI, IL, IA, KY, MA, MD, MI, NV, NJ, NY, NC, OH, OR, PA, SC, TX, UT, VA, WA
Briotix Management GP, LLC		LLC	TX	FL, MA, OH, UT
Cape Cod Hand Therapy, Limited Partnership	Cape Cod Hand & Upper Extremity Therapy	LP	TX	MA
Carolina Physical Therapy and Sports Medicine, Limited Partnership		LP	TX	SC
Carolina PT Management GP, LLC		LLC	TX
Center for Physical Rehabilitation and Therapy, Limited Partnership		LP	DE	MI
Cleveland Physical Therapy, Ltd.		LP	TX
Comprehensive Hand & Physical Therapy, Limited Partnership		LP	TX	FL
Coppell Spine & Sports Rehab, Limited Partnership
North Davis/Keller Physical Therapy Physical Therapy of Colleyville Physical Therapy of North Texas Physical Therapy of Corinth Trinity Sports & Physical Therapy Physical Therapy of Flower Mound Southlake Physical Therapy Physical Therapy of Trophy Club Heritage Trace Physical Therapy Therapy Partners of Frisco/Little Elm
		LP	TX
CPR Management GP, LLC		LLC	TX
Crawford Physical Therapy, Limited Partnership	Full Potential Physical Therapy	LP	TX	VA
Cross Creek Physical Therapy, Limited Partnership		LP	TX	MS
Crossroads Physical Therapy, Limited Partnership	Green Oaks Physical Therapy - Fort Worth Green Oaks Physical Therapy	LP	TX
Crossroads Rehabilitation, Limited Partnership	Crossroads Physical Therapy	LP	TX	MI
Custom Physical Therapy, Limited Partnership		LP	TX	NV
Cutting Edge Physical Therapy, Limited Partnership		LP	TX	IN
Dearborn Physical Therapy, Ltd.	Advanced Physical Therapy	LP	TX	MI

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Decatur Hand and Physical Therapy Specialists, Limited Partnership		LP	TX	GA
Dekalb Comprehensive Physical Therapy, Limited Partnership		LP	TX	GA
Denali Physical Therapy, Limited Partnership		LP	TX	AK
DHT Hand Therapy, Limited Partnership	Arizona Desert Hand Therapy Services	LP	TX	AZ
DHT Management GP, LLC		LLC	TX	AZ
Dynamic Hand Therapy & Rehabilitation, Limited Partnership		LP	TX	IL
Eastgate Physical Therapy, Limited Partnership	Summit Physical Therapy	LP	TX	OH
Edge Physical Therapy, Limited Partnership	River’s Edge Physical Therapy	LP	TX	MT
Enid Therapy Center, Limited Partnership	Enid Physical Therapy	LP	TX	OK
Everett Management, LLC		LLC	WA
Evergreen Physical Therapy, Limited Partnership		LP	TX	MI
Excel Physical Therapy, Limited Partnership		LP	TX	AK
Excel PT Texas GP, LLC		LLC	TX
Fit2WRK, Inc.		Corp	TX
Five Rivers Therapy Services, Limited Partnership	Peak Physical Therapy	LP	TX	AR
Flannery Physical Therapy, Limited Partnership	Physical Therapy Plus	LP	TX	NJ
Forest City Physical Therapy, Limited Partnership		LP	TX	IL
Fredericksburg Physical Therapy, Limited Partnership		LP	TX
Frisco Physical Therapy, Limited Partnership		LP	TX
Gahanna Physical Therapy, Limited Partnership	Cornerstone Physical Therapy	LP	TX	OH
GC Oklahoma GP, LLC		LLC	TX
Genesee Valley Physical Therapy, Limited Partnership		LP	TX	MI
Green Country Physical Therapy, Limited Partnership		LP	TX	OK
Green Oaks Physical Therapy, Limited Partnership		LP	TX
Hamilton Physical Therapy Services, LP		LP	TX	NJ
Hands-On Sports Medicine, Limited Partnership	Metro Spine and Sports Rehabilitation	LP	TX	IL
Harbor Physical Therapy, Limited Partnership		LP	TX	MD
Heritage Physical Therapy, Limited Partnership		LP	TX	CA

Name	DBA	Entity Type	State of Formation	Foreign Qualification
HH Rehab Associates, Inc.	Genesee Valley Physical Therapy Theramax Physical Therapy	Corp	MI	DE
High Performance Physical Therapy, LLC	Atlanta Falcons Physical Therapy Centers	LLC	TX	GA
High Plains Physical Therapy, Limited Partnership		LP	TX	WY
Highlands Physical Therapy & Sports Medicine, Limited Partnership		LP	TX	NJ
Hoeppner Physical Therapy, Limited Partnership		LP	TX	VT
HPTS Management GP, LLC		LLC	TX
IH GP, LLC		LLC	TX
Indy ProCare Physical Therapy, Limited Partnership		LP	TX	IN
Insite Health Limited Partnership		LP	DE
Integrated Management GP, LLC		LLC	TX	WA
Integrated Rehab Group, Limited Partnership		LP	TX	WA
Intermountain Physical Therapy, Limited Partnership		LP	TX	ID
Jackson Clinics PT Management GP , LLC		LLC	TX
Jackson Clinics, Limited Partnership		LP	TX	VA
Joan Ostermeier Physical Therapy, Limited Partnership	Sport & Spine Clinic of Wittenberg	LP	TX	WI
Julie Emond Physical Therapy, Limited Partnership	Maple Valley Physical Therapy	LP	TX	VT
Kelly Lynch Physical Therapy, Limited Partnership	Sport & Spine Clinic of Watertown	LP	TX	WI
Kennebec Physical Therapy, LLC		LLC	TX	ME
Kingwood Physical Therapy, Ltd.	Spring-Klein Physical Therapy West Woodlands Physical Therapy Lake Conroe Sports Medicine and Rehabilitation	LP	TX
Lake Houston Physical Therapy, Limited Partnership	Northern Oaks Orthopedic & Sports PT	LP	TX
Leader Physical Therapy, Limited Partnership	Memphis Physical Therapy	LP	TX	TN
Life Fitness Physical Therapy, LLC	In Balance Physical Therapy Herbst Physical Therapy	LLC	MD	PA
Life Strides Physical Therapy and Rehabilitation, Limited Partnership		LP	TX	SC
LiveWell Physical Therapy, Limited Partnership		LP	TX
Madison Physical Therapy, Limited Partnership		LP	TX	NJ
Madison Spine, Limited Partnership		LP	TX	NJ
Mansfield Physical Therapy, Limited Partnership		LP	TX	VT

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Max Motion Physical Therapy, Limited Partnership		LP	TX	AZ
Merrill Physical Therapy, Limited Partnership		LP	TX	WI
Mishock Physical Therapy, Limited Partnership	Xcelerate Physical Therapy	LP	TX	PA
Mishock PT Management GP, LLC		LLC	TX
Mission Rehabilitation and Sports Medicine, Limited Partnership		LP	TX
Mobile Spine and Rehabilitation, Limited Partnership		LP	TX	AL
Momentum Physical & Sports Rehabilitation, Limited Partnership	Momentum Physical Therapy & Sports Rehab	LP	TX	FL, CO, AZ
Mountain View Physical Therapy, Limited Partnership	Mountain View Physical and Hand Therapy	LP	TX	OR
MSPT Management GP, LLC		LLC	TX	NJ
National Rehab Delaware, Inc.		Corp	DE	MO
National Rehab GP, Inc.		Corp	TX	FL, NM, MO
National Rehab Management GP, Inc.		Corp	TX	IL
New Horizons Physical Therapy, Limited Partnership		LP	TX	IN
Norman Physical Therapy, Limited Partnership		LP	TX	OK
North Jersey Game On Physical Therapy, Limited Partnership	Madison Spine & Physical Therapy	LP	TX	NJ
North Lake Physical Therapy and Rehab, Limited Partnership		LP	TX	OR
North Lake PT Management GP, LLC		LLC	TX
North Shore Sports and Physical Therapy Limited Partnership		LP	TX	VA
Northern Lights Physical Therapy, Limited Partnership		LP	TX	ND
Northwest PT Management GP, LLC		LLC	TX
Northwoods Physical Therapy, Limited Partnership		LP	TX	MI
OPR Management Services, Inc.		Inc.	TX	AK, AL, AZ, CO, CT, DE, FL, GA, IA, ID, IL, IN, KS, LA, MA, MD, ME, MI, MN, MO, MS, MT, NC, ND, NE, NH, NJ, NM, NV, OH, OK, OR, PA, SC, SD, TN, VA, VT, WI, WY
Ohio Life Balance Physical Therapy, Limited Partnership	Life Balance Physical Therapy	LP	TX	OH
Old Towne Physical Therapy, Limited Partnership		LP	TX	DE

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Oregon Spine & Physical Therapy, Limited Partnership	Peak State Physical Therapy	LP	TX	OR
OrthoSport Physical Therapy (of Maryland), LLC	Life Fitness Physical Therapy	LLC	MD
Osteoarthritis Centers of America, Limited Partnership	Osteoarthritis Centers of America	LP	TX	FL
Pelican State Physical Therapy, Limited Partnership	Audubon Physical Therapy	LP	TX	LA
Penns Wood Physical Therapy, Limited Partnership		LP	TX	PA
PerformancePro Sports Medicine and Rehabilitation, Limited Partnership		LP	TX
Phoenix Physical Therapy, Limited Partnership		LP	TX	OH
Physical Restoration and Sports Medicine, Limited Partnership		LP	TX	VA
Physical Therapy Northwest, Limited Partnership		LP	TX	OR
Physical Therapy and Spine Institute, Limited Partnership		LP	TX	IL
Physical Therapy Solutions, Limited Partnership		LP	DE	VA
Pinnacle Therapy Services, LLC		LLC	DE	MO
Pioneer Physical Therapy, Limited Partnership		LP	TX	NE
Plymouth Physical Therapy Specialists, Limited Partnership		LP	TX	MI
Port City Physical Therapy, Limited Partnership		LP	TX	ME
Precision Physical Therapy, Limited Partnership		LP	TX	PA
Premier Physical Therapy and Sports Performance, Limited Partnership		LP	DE
Premier Management GP, LLC		LLC	DE
ProActive Physical Therapy, Limited Partnership		LP	TX	SD
ProCare Physical Therapy Management GP, LLC		LLC	TX
ProCare PT, Limited Partnership		LP	TX	PA
Progressive Physical Therapy Clinic, Ltd.	Progressive Hand and Physical Therapy	LP	TX
PTS GP Management, LLC		LLC	TX
Quad City Physical Therapy & Spine, Limited Partnership		LP	TX	IA
RACVA GP, LLC		LLC	TX	VA
R. Clair Physical Therapy, Limited Partnership	Clair Physical Therapy	LP	TX
Radtke Physical Therapy, Limited Partnership		LP	TX	MN
Reaction Physical Therapy, LLC		LLC	DE	OK
Rebound Physical Therapy, Limited Partnership		LP	TX	OR

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Rebound PT Management GP, LLC		LLC	TX
Red River Valley Physical Therapy, Limited Partnership		LP	TX
Redbud Occupational & Physical Therapy, Limited Partnership		LP	TX	OK
Redmond Ridge Management, LLC		LLC	WA
Regional Physical Therapy Center, Limited Partnership		LP	TX
Rehab Partners #1, Inc.		Corp	TX	FL, MA, & WI
Rehab Partners #2, Inc.		Corp	TX	FL
Rehab Partners #3, Inc.		Corp	TX	MO, MT, NJ, ND, & SD
Rehab Partners #4, Inc.		Corp	TX	AZ, IN, OH, & UT
Rehab Partners #5, Inc.		Corp	TX
Rehab Partners #6, Inc.		Corp	TX	MD & OR
Rehab Partners #10, LLC		LLC	TX
Rehab Partners Acquisition #1, Inc.		Corp	TX
Rehabilitation Associates of Central Virginia, Limited Partnership	Rehab Associates of Central Virginia (Campbell County)	LP	TX
Restore Physical Therapy, Limited Partnership		LP	TX	FL
Rice Rehabilitation Associates, Limited Partnership		LP	TX	GA
Riverview Physical Therapy, Limited Partnership		LP	TX	ME
Riverwest Physical Therapy, Limited Partnership		LP	TX	LA
RMG Management GP, LLC
Roepke Physical Therapy, Limited Partnership	Elite Hand & Upper Extremity Clinic	LP	TX	WI
RYKE Management GP, LLC		LLC	TX
Saginaw Valley Sport and Spine, Limited Partnership	Sport & Spine Physical Therapy and Rehab; Evergreen PT	LP	TX	MI
Saline Physical Therapy of Michigan, Ltd.	Physical Therapy in Motion	LP	TX	MI
Seacoast Physical Therapy, Limited Partnership		LP	TX	ME
Shrewsbury Physical Therapy, Limited Partnership		LP	TX	PA
Signature Physical Therapy, Limited Partnership		LP	TX	OK
Snohomish Management, LLC		LLC	WA
Sooner Physical Therapy, Limited Partnership		LP	TX	OK
South Tulsa Physical Therapy, Limited Partnership	Physical Therapy of Jenks	LP	TX	OK
Spectrum Physical Therapy, Limited Partnership	Southshore Physical Therapy		TX	CT
Spine & Sport Physical Therapy, Limited Partnership		LP	TX	GA

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Sport & Spine Clinic of Auburndale, Limited Partnership		LP	TX	WI
Sport & Spine Clinic of Fort Atkinson, Limited Partnership	Sport & Spine Clinic of Sauk City Sport & Spine Clinic of Madison Sport & Spine Clinic of Jefferson Sport & Spine Edgerton Sport & Spine Clinic of Edgar Sport & Spine - Rib Mountain	LP	TX	WI
Sport & Spine Clinic, Limited Partnership	Sport & Spine Minocqua	LP	DE	WI
Spracklen Physical Therapy, Limited Partnership		LP	TX	NE
STAR PT Management GP, LLC		LLC	TX
STAR PT, Limited Partnership		LP	TX	WA
STAR Physical Therapy, LP		LP	TX	TN, IN
Star Therapy Centers, Limited Partnership
Star Therapy Services of Copperfield Star Therapy Services of Cy-Fair Star Therapy Services of Fulshear Star Therapy Services of Katy Star Therapy Services of Magnolia Star Therapy Services of Spring Cypress Star Therapy Services of Cinco Ranch
		LP	TX
Texstar Physical Therapy, Limited Partnership		LP
The Hale Hand Center, Limited Partnership		LP	TX	FL
The U.S. Physical Therapy Foundation		NP	TX	Qualified to fund raise in CA, FL, KS, MD, MI, TN, TX and VA
Therapyworks Physical Therapy, LLC	Therapyworks	LLC	DE	IN
Thibodeau Physical Therapy, Limited Partnership		LP	TX	MI
Thomas Hand & Rehab Specialists, Limited Partnership	CoreFit Rehabilitation	LP	TX	NC
Thunder Physical Therapy, Limited Partnership		LP	TX	WA
Tulsa Hand Therapy, LLC	Tulsa Hand and Physical Therapy	LLC	TX	OK
U.S. Physical Therapy, Inc.		Corp	NV	MI
U.S. Physical Therapy, Ltd.		LP	TX	NJ, NC
U.S. PT - Delaware, Inc.		Corp	DE	FL, IL, MN, NM, SC
U.S. PT - Michigan, Inc.		Corp	DE
U.S. PT - Payroll, Inc. (formerly Rehab Partners #7, Inc.)		Corp	TX	NJ
U.S. PT Alliance Rehabilitation	Alliance Rehabilitation

Name	DBA	Entity Type	State of Formation	Foreign Qualification
Services, Inc.	Services	Corp	TX	PA
U.S. PT Contract Management, Inc.		Corp	TX
U.S. PT Managed Care, Inc.	Virginia Sports Medicine & Physical Therapy	Corp	TX	VA
U.S. PT Management, Ltd.		LP	TX	WA
U.S. PT Michigan #1, Limited Partnership	Genesee Valley Physical Therapy	LP	TX	MI
U.S. PT Michigan #2, Limited Partnership	Physical Therapy Solutions	LP	TX	MI
U.S. PT Solutions, Inc.	Physical Therapy Solutions	Corp	TX	VA
U.S. PT Texas, Inc.	Kinetix Physical Therapy	Corp	TX	MS
U.S. PT Therapy Services, Inc. (formerly U.S. Surgical Partners, Inc.)
Capstone Physical Therapy Carolina Hand and Wellness Center Hand Therapy of North Texas - Frisco Hand Therapy of North Texas - Coppell Innovative Physical Therapy Lake City Hand Therapy Life Sport Physical Therapy Life Sport Physical Therapy - Glen Ellyn Metro Hand Rehabilitation Missouri City Physical Therapy Mountain View Physical Therapy of Medford Mountain View Physical Therapy of Talent Northern Illinois Therapy Services Propel Physical Therapy ReAction Physical Therapy Therapeutic Concepts Tulsa Hand Therapy Waco Sports Medicine and Rehabilitation
		Corp	DE	CA, FL, IA, IL, IN, KS, ME, MS, MO, NC, OH, OK, OR, PA, TX VA, & WI
U.S. PT Turnkey Services, Inc. (formerly Surgical Management GP, Inc.)	The Hand & Orthopedic Rehab Clinic	Corp	TX	IN
U.S. Therapy, Inc.	First Choice Physical Therapy	Corp	TX	IN
The Facilities Group, Inc.
University Physical Therapy, Limited Partnership		LP	TX	VA
USPT Physical Therapy, Limited Partnership	Body Basics Physical Therapy	LP	TX	IA
Victory Physical Therapy, Limited Partnership		LP	TX
West Texas Physical Therapy, Limited Partnership		LP	TX

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our reports dated March 14, 2018, with respect to the consolidated financial statements, schedule, and internal control over financial reporting included in the Annual Report of U.S. Physical Therapy, Inc. on Form 10-K for the year ended December 31, 2017. We consent to the incorporation by reference of said reports in the Registration Statements of U.S. Physical Therapy, Inc. on Forms S-8 (File Nos. 333-30071 effective June 26, 1997, 333-64159 effective September 24, 1998, 333-67680 effective August 16, 2001, 333-67678 effective August 16, 2001, 333-82932 effective February 15, 2002, 333-103057 effective February 10, 2003, 333-113592 effective March 15, 2004, 333-116230 effective June 4, 2004, 333-153051effective August 15, 2008, 333-185381 effective December 11, 2012 and 333-200832 effective December 10, 2014).

/s/ GRANT THORNTON LLP

Houston, TX
March 14, 2018

EXHIBIT 31.1

CERTIFICATION

I, Christopher J. Reading, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Physical Therapy, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2018

/s/ Christopher J. Reading
Christopher J. Reading
President and Chief Executive Officer
(principal executive officer)

EXHIBIT 31.2

CERTIFICATION

I, Lawrance W. McAfee, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Physical Therapy, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2018

/s/ Lawrance W. McAfee
Lawrance W. McAfee
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT 31.3

CERTIFICATION

I, Jon C. Bates, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Physical Therapy, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 14, 2018

/s/ Jon C. Bates
Jon C. Bates
Vice President and Corporate Controller

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of U.S. Physical Therapy, Inc. (the “registrant”) on Form 10-K for the year ending December 31, 2017 as filed with the Securities and Exchange Commission on the date hereof (the “report”), we, Christopher J. Reading, Lawrence W. McAfee and Jon C. Bates, Chief Executive Officer, Chief Financial Officer and Controller, respectively, of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to our knowledge:

(1)	The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

March 14, 2018

/s/ Christopher J. Reading
Christopher J. Reading
Chief Executive Officer

/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

/s/ Jon C. Bates
Jon C. Bates
Vice President and Controller

A signed original of this written statement required by Section 906 has been provided to U. S. Physical Therapy, Inc. and will be retained by U. S. Physical Therapy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.