Form 10-Q
period 2018-03-31
U S PHYSICAL THERAPY INC /NV
filed 2018-05-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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

As of May 7, 2018, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,669,538.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,813	$21,933
Patient accounts receivable, less allowance for doubtful accounts of $2,517 and $2,273, respectively	46,228	44,707
Accounts receivable - other	6,504	5,655
Other current assets	3,050	4,786
Total current assets	75,595	77,081
Fixed assets:
Furniture and equipment	51,569	51,100
Leasehold improvements	29,981	29,760
Fixed assets, gross	81,550	80,860
Less accumulated depreciation and amortization	61,742	60,475
Fixed assets, net	19,808	20,385
Goodwill	273,770	271,338
Other identifiable intangible assets, net	47,092	48,954
Other assets	1,357	1,224
Total assets	$417,622	$418,982

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,722	$2,165
Accrued expenses	38,342	33,342
Current portion of notes payable	5,317	4,044
Total current liabilities	45,381	39,551
Notes payable, net of current portion	782	2,728
Revolving line of credit	42,000	54,000
Mandatorily redeemable non-controlling interests	-	327
Deferred taxes	10,151	10,875
Deferred rent	2,005	2,116
Other long-term liabilities	733	743
Total liabilities	101,052	110,340

Redeemable non-controlling interests	108,085	102,572

Commitments and contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,884,676 and 14,809,299 shares issued, respectively	149	148
Additional paid-in capital	75,543	73,940
Retained earnings	162,907	162,406
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	206,971	204,866
Non-controlling interests	1,514	1,204
Total USPH shareholders' equity and non-controlling interests	208,485	206,070
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$417,622	$418,982

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net patient revenues	$100,552	$93,654
Other revenues	7,790	3,911
Net revenues	108,342	97,565
Operating costs:
Salaries and related costs	62,279	55,827
Rent, supplies, contract labor and other	21,776	20,087
Provision for doubtful accounts	1,061	898
Closure costs	12	6
Total operating costs	85,128	76,818

Gross profit	23,214	20,747

Corporate office costs	10,163	8,547
Operating income	13,051	12,200

Interest and other income, net	32	24
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	-	(2,669)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(1,294)
Debt and other	(553)	(415)
Total interest expense	(553)	(4,378)

Income before taxes	12,530	7,846

Provision for income taxes	2,476	1,812

Net income	10,054	6,034

Less: net income attributable to non-controlling interests	(2,937)	(1,218)

Net income attributable to USPH shareholders	$7,117	$4,816

Basic and diluted earnings per share attributable to USPH shareholders	$0.27	$0.38

Shares used in computation - basic and diluted	12,616	12,528

Dividends declared per common share	$0.23	$0.20

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income including non-controlling interests	$10,054	$6,034
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,468	2,356
Provision for doubtful accounts	1,061	898
Equity-based awards compensation expense	1,381	1,280
Loss on sale of fixed assets	54	33
Deferred income taxes	(1,162)	(250)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,782)	(1,542)
Increase in accounts receivable - other	(849)	(3,697)
(Increase) decrease in other assets	(1,238)	757
Increase in accounts payable and accrued expenses	7,389	5,315
Increase in mandatorily redeemable non-controlling interests	-	2,911
(Decrease) increase in other liabilities	(845)	76
Net cash provided by operating activities	15,531	14,171

INVESTING ACTIVITIES
Purchase of fixed assets	(1,404)	(1,587)
Purchase of businesses, net of cash acquired	(761)	(15,670)
Purchase of non-controlling interest	(246)	-
Proceeds on sale of fixed assets	-	62
Net cash used in investing activities	(2,411)	(17,195)

FINANCING ACTIVITIES
Distributions to non-controlling interests	(2,208)	(937)
Proceeds from revolving line of credit	19,000	32,000
Payments on revolving line of credit	(31,000)	(20,000)
Payments to settle mandatorily redeemable non-controlling interests	(265)	(2,230)
Principal payments on notes payable	(823)	(702)
Other	56	-
Net (cash used in) provided by financing activities	(15,240)	8,131

Net increase in cash and cash equivalents	(2,120)	5,107
Cash and cash equivalents - beginning of period	21,933	20,047
Cash and cash equivalents - end of period	$19,813	$25,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,941	$86
Interest	$526	$599
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$150	$900

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	76	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,747)	-	-	(3,747)	-	(3,747)
Compensation expense - equity-based awards	-	-	1,381	-	-	-	1,381	-	1,381
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(151)	-	-	-	(151)	(42)	(193)
Dividends payable to USPT shareholders	-	-	-	(2,914)	-	-	(2,914)	-	(2,914)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(849)	(849)
Other	-	-	-	45	-	-	45	-	45
Net income	-	-	-	7,117	-	-	7,117	1,201	8,318
Balance March 31, 2018	14,885	149	75,543	162,907	(2,215)	(31,628)	$206,971	1,514	208,485

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

In March 2017, the Company acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors.

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists; in these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2018, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and opening satellite clinics where appropriate, along with increasing our patient volume through marketing and new programs.

On February 28, 2018, the Company, through one of its majority owned Clinic Partnerships, acquired two clinic practices.  These practices will operate as satellites of the existing Clinic Partnership.

During the year ended December 31, 2017, the Company acquired an interest in the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

Also, during the 2017 year, the Company purchased the assets and business of two physical therapy clinics in separate transactions.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing Clinic Partnerships.

As of March 31, 2018, the Company operated 580 clinics in 42 states as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily physicians, with 28 third-party facilities under management as of March 31, 2018.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.  For acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests.  For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated statements of income line item – net income attributable to non-controlling interests and the equity interests are recorded on the consolidated balance sheet as redeemable non-controlling interests.

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements.   The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner.  Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature.  The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements.  The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Footnote 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded  no gain or loss on extinguishment, as management believes the redemption value (i.e. the carrying amount) and fair value are the same.  In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended, as the non-controlling interest was purchased by the Company in January 2018.  See Footnote 5 - Mandatorily redeemable non-controlling interests – and Footnote 6 - Redeemable non-controlling interests – for further discussion.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in operating costs – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheets.

Significant Accounting Policies

Cash Equivalents

The Company maintains its cash and cash equivalents at financial institutions.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The combined account balances at several institutions typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related on deposits in excess of FDIC insurance coverage. Management believes that the risk is not significant.

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for purchased software from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.  The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the first quarter of 2018, there were six regions.  In addition to the six regions, in 2017, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

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

Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those that the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

Revenue Recognition

Revenues are recognized in the period in which services are rendered. See Footnote 3 for further discussion of revenue recognition.

Allowance for Doubtful Accounts

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended March 31, 2018. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2018.

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

The Company implemented the new standard beginning January 1, 2018 using a modified retrospective transition method.  Adoption of the new standard did not result in material changes to the presentation of net revenues and bad debt expense in the consolidated statements of income, and the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts is recorded as a reduction of revenue. Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

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

In February 2016, the FASB issued amended accounting guidance (ASU 2016-02, Leases) which replaced most existing lease accounting guidance under U. S. generally accepted accounting principles. Among other changes, the amended guidance requires that a right-to-use asset, which is an asset that represents the lessee’s right to use, and a lease liability, which is a lessee’s obligation to make lease payments arising for a lease measured on a discounted basis, be recognized on the balance sheet by lessees for those leases with a term of greater than 12 months. The amended guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities can use to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings.

Since the Company leases all but one of its clinic facilities, upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will continue to be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of income.

The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on populating the data in a lease accounting software package and developing internal controls in order to account for its leases under the new standard.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued. On April 30, 2018, the Company acquired a 65% interest in a leading provider of industrial injury prevention for $9.0 million.

2. ACQUISITIONS OF BUSINESSES

On February 28, 2018, the Company purchased the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.

The purchase price for this acquisition has been preliminarily allocated as follows (in thousands):

Cash paid	$760
Seller note	150
Total consideration	$910

Referral relationships	36
Non-compete	18
Goodwill	856
$910

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

In addition to the above, as previously mentioned in March 2017, the Company acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018. Also, in 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$6,048
Total non-current assets	1,642
Total liabilities	(2,909)
Net tangible assets acquired	$4,781
Referral relationships	4,085
Non-compete	1,224
Tradename	7,039
Goodwill	45,868
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in first quarter of 2017 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill are finalized. For the acquisitions occurring on or after April 1, 2017, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2018 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in 2017, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 7½ to 11 years, and for non-compete agreements the estimated lives were five to six years. Generally, the values assigned to tradenames are tested annually for impairment,

For the 2017 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2018, and 2017 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

3.  REVENUE RECOGNITION

Categories

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

Management contract revenues, which are included in other revenues in the consolidated statements of net income, are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

Revenues from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services provided to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenues are determined based on the number of hours and respective rate for services provided.

Additionally, other revenues include services provided on-site, such as schools and industrial worksites, for physical or occupational therapy services, and athletic trainers and gym membership fees.  Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded in accordance with the contract terms. If the services are paid in advance, revenue is deferred over the period of the agreement and recognized when the services are performed.

The following table details the revenue related to the various categories:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net patient revenues	$100,552	$93,654
Management contract revenues	2,236	1,857
Industrial injury prevention services revenues	4,852	1,506
Other revenues	702	548
	$108,342	$97,565

Net Patient Revenues - Physical / Occupational Therapy Revenue

Net patient revenues consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries.

For ASC 606, there is an implied contract between the Company and the patient upon each patient visit.  Separate contractual arrangements exist between the Company and third party payors (e.g. insurers, managed care programs, government programs, workers' compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered.   While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors.  The payor contracts do not indicate performance obligations of the Company, but indicate reimbursement rates for patients who are covered by those payors when the services are provided.  At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts.  The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when the Company provides the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for an as offset to revenue – contractual allowance.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, the need for a manual process for determining its contractual allowance reserve. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2018.

A contract’s transaction price is allocated to each distinct performance obligation and recognized when, or as, the performance obligation is satisfied. To determine the transaction price, the Company includes the effects of any variable consideration, such as the probability of collecting that amount.  The Company applies established rates to the services provided, and adjusts for the terms of payor contracts, as applicable.  These contracted amounts are different from the Company’s established rates.  The Company has established a “contractual allowance” for this difference. The allowance is based on the terms of payor contracts, historical and current reimbursement information and current experience with the clinic and partners. The Company’s established rates less the contractual allowance is the revenue that is recognized in the period in which the service is rendered. This revenue is deemed the transaction price and stated as “Net Patient Revenue” on the Company’s income statement.

The majority of the Company’s performance obligations are satisfied at one point in time. After the clinic has provided services and satisfied its obligation to the customer for the reimbursement rates stipulated in the payor contracts (i.e the transaction price), the Company recognizes the revenue, net of contractual allowances, in the period in which the services are rendered. The Company recognizes the full amount of revenue and reports the contractual allowances as a contra (or offset) revenue account to report a net revenue number based on the expected collections.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”).    For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”).   Beginning in 2019, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

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

Historically, the total amount paid by Medicare in any one year for outpatient physical therapy, occupational therapy, and/or speech-language pathology services provided to any Medicare beneficiary was subject to an annual dollar limit (i.e., the ‘‘Therapy Cap’’ or ‘‘Limit’’). For 2017, the annual Limit on outpatient therapy services was $1,980 for combined Physical Therapy and Speech Language Pathology services and $1,980 for Occupational Therapy services. As a result of Bipartisan Budget Act of 2018, the Therapy Caps have been eliminated, effective as of January 1, 2018.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS is required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims must report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For three months ended March 31, 2018, net patient revenue from Medicare were approximately $24.6 million.

4. EARNINGS PER SHARE

The following tables provide a detail of the basic and diluted earnings per share computation.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

	Three Months Ended March 31,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$7,117	$4,816
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(5,081)	$-
Tax effect at statutory rate (federal and state) of 26.25%	1,334	-
	$3,370	$4,816

Basic and diluted per share	$0.27	$0.38

5. MANDATORILY REDEEMABLE NON-CONTROLLING INTERESTS

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

As previously mentioned, due to the amendments that were made to partnerships agreements, the Call Option and Required Redemption provisions described in number 11 of Footnote 5 have been modified to be consistent with the provisions described in Footnote 6 below.  As a result, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.  For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests.

6. REDEEMABLE NON-CONTROLLING INTERESTS

When the Company acquires a majority interest in a Therapy Practice, those Acquisitions occur in a series of steps as described in numbers 1 through 10 of footnote 5 – Mandatorily Redeemable Non-Controlling Interests.  For the Acquisitions that occurred after the first quarter of 2017, and for the acquisitions that occurred during and prior to the first quarter of 2017 but for which the partnership agreements were amended, the applicable Partnership Agreement contains provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Right”) or at the option of the Seller Entity (the “Put Right”) as follows:
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

For the three months ended March 31, 2018, the following table details the changes in the carrying amount of redeemable non-controlling interest (in thousands):

Three Months Ended March 31, 2018

Beginning balance	$102,572
Operating results allocated to redeemable non-controlling interest partners	1,736
Distributions to redeemable non-controlling interest partners	(1,359)
Changes in the fair value of redeemable non-controlling interest	5,081
Other	55
Ending balance	$108,085

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

March 31, 2018

Contractual time period has lapsed but holder's employment has not been terminated	$34,127
Contractual time period has not lapsed and holder's employment has not been terminated	73,958
Fair value	$108,085

7. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Beginning balance	$271,338
Goodwill acquired during the year	856
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,576
Ending balance	$273,770

8. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Tradenames	$28,273	$29,673
Referral relationships, net of accumulated amortization of $7,729 and $7,209, respectively	16,527	16,811
Non-compete agreements, net of accumulated amortization of $4,297 and $4,100, respectively	2,292	2,470
	$47,092	$48,954

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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Referral relationships	$520	$458
Non-compete agreements	197	195
	$717	$653

Based on the balance of referral relationships and non-compete agreements as of March 31, 2018, the expected amount to be amortized in 2018 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2018	$2,068	2018	$766
2019	$1,965	2019	$693
2020	$1,965	2020	$481
2021	$1,965	2021	$403
2022	$1,917	2022	$143
2023	$1,809	2023	$3
Thereafter	$5,358

9. ACCRUED EXPENSES

Accrued expenses as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Salaries and related costs	$22,677	$16,828
Credit balances due to patients and payors	3,841	4,158
Group health insurance claims	2,637	2,929
Income taxes payable	2,139	2,833
Dividend payable to USPH shareholders	2,914	-
Other	4,134	6,594
Total	$38,342	$33,342

10. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit Agreement average effective interest rate of 3.8% inclusive of unused fee	$42,000	$54,000
Various notes payable with $5,317 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 4.25% per annum	6,099	6,772
	48,099	60,772
Less current portion	(5,317)	(4,044)
Long term portion	$42,782	$56,728

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

On March 31, 2018, $42.0 million was outstanding on the Amended Credit Agreement resulting in $83.0 million of availability. As of March 31, 2018 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which is payable on August 31, 2019.  Interest accrues at the rate of 4.5% per annum and is payable on August 31, 2019.  In conjunction with the acquisitions in 2017, the Company entered into notes payable in the aggregate amount of $2.2 million of which an aggregate principal payment of $1.3 million is due in 2018 (of which $250,000 was paid in January 2018) and $0.9 million in 2019.   Interest accrues in the range of 3.25% to 4.0% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to March 31, 2018 are as follows (in thousands):

During the twelve months ended March 31, 2019	$5,317
During the twelve months ended March 31, 2020	782
During the twelve months ended March 31, 2021	-
During the twelve months ended March 31, 2022	42,000
$48,099

The revolving credit facility (balance at March 31, 2018 of $42.0 million) matures on November 30, 2021.

11. COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 184,502 shares (based on the closing price of $81.30 on March 31, 2018) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2017 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers and also operate an industrial injury prevention business. As of March 31, 2018, we operated 580 clinics in 42 states.  We also manage physical therapy facilities for third parties, primarily physicians, with 28 third-party facilities under management as of March 31, 2018.

On February 28, 2018, through one of our majority owned Clinic Partnerships, we acquired two clinic practices for an aggregate purchase price of $760,000 and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.  These practices will operate as satellites of the existing Clinic Partnership.

During the year ended 2017, we acquired the following clinic groups:

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

In addition to the clinic groups above, in March 2017, we acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.  Also, during the 2017 year, we purchased the assets and business of two physical therapy clinics in separate transactions.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended,
	March 31, 2018	March 31, 2017
Number of clinics, at the end of period	580	558
Working Days	64	64
Average visits per day per clinic	25.7	25.2
Total patient visits	956,237	891,630
Net patient revenue per visit	$105.15	$105.04

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

•
For the quarter ended March 31, 2018 (“2018 First Quarter”), our Operating Results increased 10.6% to $7.1 million, or $.56 per diluted share, as compared to $6.4 million, or $.51 per diluted share, in the first quarter of 2017 (“2017 First Quarter”).  Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, for the 2018 First Quarter equal net income attributable to our shareholders.  For the 2017 First Quarter, Operating Results, was defined as net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value, net of tax.

•
For the 2018 First Quarter, our net income attributable to its shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $7.1 million as compared to $4.8 million for the 2017 First Quarter. Earnings per diluted share of $0.27 in the 2018 First Quarter compares to $0.38 per diluted share for the 2017 First Quarter.  For 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, which is charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  See the schedule below for a computation of basic and diluted earnings per share and a reconciliation of net income attributable to our shareholders to Operating Results.

The following tables provide a detail of the basic and diluted earnings per share computation and reconcile net income attributable to USPH shareholders calculated in accordance with GAAP to Operating Results. We believe providing Operating Results to investors is useful information for comparing our period-to-period results.

For 2018, Operating Results equal net income attributable to our shareholders and, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.   For the 2017 First Quarter, Operating Results, a non-GAAP measure, is defined as net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value, net of tax.  Operating Results for the two periods are comparable, however, the calculations differ.  Management uses Operating Results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Three Months Ended March 31,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$7,117	$4,816
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(5,081)	$-
Tax effect at statutory rate (federal and state) of 26.25%	1,334	-
	$3,370	$4,816

Basic and diluted per share	$0.27	$0.38

Adjustments:
Interest expense MRNCI * - change in redemption value	-	2,669
Revaluation of redeemable non-controlling interest	5,090	-
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(1,343)	(1,048)
Operating results	$7,117	$6,437

Basic and diluted operating results per share	$0.56	$0.51

Shares used in computation:
Basic and diluted	12,616	12,528

Revenues

•
Net revenues increased $10.8 million or 11.0% from $97.6 million in the 2017 First Quarter to $108.3 million in 2018 First Quarter, primarily due to a 7.4% increase in net patient revenues from the physical therapy operations, an increase of 20.4% in revenue from management contracts and an increase in the revenue from the industrial injury prevention business for a full quarter of operations versus one month in the 2017 First Quarter.  The industrial injury prevention business was acquired in March 2017.  (See above discussion under “Executive Summary”).

•
Net patient revenues from physical therapy operations increased approximately $6.9 million, or 7.4%, to $100.6 million in the 2018 First Quarter from $93.7 million in the 2017 First Quarter due to an increase in total patient visits of 7.2% from 892,000 to 956,000 and an increase in the average net patient revenue per visit to $105.15 from $105.04.  Of the $6.9 million increase, $5.9 million related to clinics opened or acquired after April 1, 2017 (“New Clinics”) and an increase of $1.0 million in net patient revenues related to clinics opened or acquired prior to April 1, 2017 (“Mature Clinics”).

•
Revenue from management contracts was $2.2 million in the 2018 First Quarter as compared to $1.9 million for the 2017 First Quarter. The revenue from the industrial injury prevention business was $4.9 million for the 2018 First Quarter compared $1.5 million in the 2017 First Quarter (only one month of operation).  Other revenue was $0.7 million in the 2018 First Quarter and $0.5 million in the 2017 First Quarter.

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

Operating Costs

Total operating costs were $85.1 million, or 78.6% of net revenues, in the 2018 First Quarter as compared to $76.8 million, or 78.7% of net revenues, in the 2017 First Quarter. The $8.3 million increase was attributable to $5.5 million in operating costs related to New Clinics, an increase of $2.8 million related to the industrial injury prevention business due to a full quarter of operations and an increase of $0.3 million related to management contracts while Mature Clinics were reduced by a $0.3 million. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $62.3 million for the 2018 First Quarter from $55.8 million for the 2017 First Quarter, an increase of $6.5 million. Salaries and related costs for New Clinics amounted to $4.0 million for the 2018 First Quarter. Salaries and related costs for the industrial injury prevention business increased by $2.3 million in the 2018 First Quarter compared to the 2017 First Quarter due to a full quarter of operations in the 2018 period.  For Mature Clinics, salaries and related costs increased by $0.2 million for the 2018 First Quarter compared to the 2017 First Quarter. Salaries and related costs as a percentage of net revenues were 57.5% for the 2018 First Quarter and 57.2% for the 2017 First Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $21.8 million for the 2018 First Quarter and $20.1 million for the 2017 First Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $1.9 million for the 2018 First Quarter. Rent, supplies, contract labor and other for the industrial injury prevention business increased by $0.5 million in the 2018 First Quarter compared to the 2017 First Quarter due to a full quarter of operations in the 2018 period. For Mature Clinics, rent, supplies, contract labor and other decreased by $0.7 million in the 2018 First Quarter. Rent, supplies, contract labor and other as a percentage of net revenues was 20.1% for the 2018 First Quarter and 20.6% for the 2017 First Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for both the 2018 First Quarter and $0.9 million for the 2017 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for the 2018 First Quarter and 0.9% for the 2017 First Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at March 31, 2018, as compared to 4.9% at December 31, 2017. Our day’s sales outstanding were 40 days at March 31, 2018 and 36 days at December 31, 2017.

Gross Profit

The gross profit for the 2018 First Quarter was $23.2 million, or 21.4% of revenue, as compared to $20.7 million, or 21.3% of revenue, for the 2017 First Quarter. The gross profit percentage for the Company’s physical therapy clinics was 21.9% in the 2018 First Quarter as compared to 21.5% in the 2017 First Quarter. The gross profit percentage on management contracts was 13.8% in the 2018 First Quarter as compared to 14.8% in the 2017 First Quarter. The gross profit percentage for the recently acquired industrial injury prevention business was 15.8% for the recent quarter as compared to 14.3% for the one month of operation in the 2017 First Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $10.2 million for the 2018 First Quarter and $8.5 million for the 2017 First Quarter. As a percentage of net revenues, corporate office costs were 9.4% for the 2018 First Quarter and 8.8% for the 2017 First Quarter.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value and earnings allocable

The Company no longer has mandatorily redeemable non-controlling interests.  As previously mentioned, due to amended partnerships agreements, the redemption values of the mandatorily redeemable non-controlling interests (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.  For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests. For 2018, any adjustments in the redemption value, net of tax, are recorded directly to retained earnings and are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 First Quarter was $2.7 million.  The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests.  For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interest, was $1.3 million in 2017 First Quarter.

Interest Expense – debt and other

Interest expense increased to $553,000 in the 2018 First Quarter compared to $415,000 in the 2017 First Quarter due to a higher average effective interest rate, inclusive of unused fees, outstanding under our Amended Credit Agreement.  At March 31, 2018, $42.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2018 First Quarter was $2.5 million and for the 2017 First Quarter was $1.8 million both inclusive of the reduction of $0.3 million and $0.8 million, respectively, for the excess tax benefit, which is a component of the provision for income taxes, related to equity compensation.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 25.8% and 27.3%, respectively, for the 2018 First Quarter and 2017 First Quarter.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.2 million for the 2018 First Quarter and $1.2 million for the 2017 First Quarter. Net income attributable to redeemable non-controlling interests (temporary equity) was $1.7 million in the 2018 First Quarter.  See discussion above.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2018 and December 31, 2017, we had $19.8 million and $21.9 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2019. Significant acquisitions would likely require additional financing.

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

Cash and cash equivalents decreased by $2.1 million from December 31, 2017 to March 31, 2018.  During the three months ended March 31, 2018, $15.6 million was provided by operations. The major uses of cash for investing and financing activities included: $12.0 million net reduction of the balance drawn on the line of credit provided in our Amended Credit Agreement, distributions to non-controlling interests, inclusive of those classified as redeemable non-controlling interests, ($2.2 million), purchases of fixed assets ($1.4 million), payments on notes payable ($0.8 million), purchases of businesses ($0.8 million), payments to settle mandatorily redeemable non-controlling interests ($0.3 million) and purchase of non-controlling interest ($0.2 million).

On March 1, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 31, 2018 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through March 2018. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.5% per annum, subject to adjustment. At March 31, 2018, the balance on these notes payable was $6.1 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is between three and five years from the acquisition date, we have agreed to repurchase that individual’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2018, we have accrued $3.8 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of March 31, 2018, there are currently an additional estimated 184,502 shares (based on the closing price of $81.30 on March 31, 2018)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2018.

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

See Risk Factors in Item 1A of our Annual Report on Form 10-K.

Forward-Looking Statements

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening new clinics, availability of personnel and the reimbursement environment.  The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to the risks listed above.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2018, $42.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2018, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $420,000.

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

In addition, on March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company, chief executive officer Christopher J. Reading, chief financial officer Lawrance C. McAfee and corporate controller Jon C. Bates, alleging, inter alia, that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks a declaration that the action is a proper class action under Rule 23 of the Federal Rules of Civil Procedure, unspecified compensatory damages in an amount to be determined at trial and interest, costs and expenses.  On June 26, 2017, the Court appointed a lead plaintiff in the matter. On July 31, 2017, the lead plaintiff filed an amended complaint, alleging substantially the same violations and seeking substantially the same unspecified damages. The amended complaint also names Glenn McDowell, the Company’s Co-Chief Operating Officer, as an additional defendant. On December 1, 2017, the Company filed a Motion to Dismiss and subsequent filings related to the Motion to Dismiss were completed on February 7, 2018. The Motion to Dismiss is currently pending before the Court.

While the ultimate outcome of lawsuits or other proceedings cannot be predicted with certainty, we do not believe the impact of existing lawsuits or other proceedings will have a material impact on our business, financial condition or results of operations.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1
Employment Agreement commencing on March 1, 2018 by and between the Company and Graham Reeve (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018).

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

U.S. PHYSICAL THERAPY, INC.

Date: May 7, 2018	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1
Employment Agreement commencing on March 1, 2018 by and between the Company and Graham Reeve (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018).

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