Form 10-Q
period 2018-06-30
U S PHYSICAL THERAPY INC /NV
filed 2018-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

As of August 7, 2018, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,685,838.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,148	$21,933
Patient accounts receivable, less allowance for doubtful accounts of $2,790 and $2,273, respectively	45,424	44,707
Accounts receivable - other	8,589	5,655
Other current assets	5,247	4,786
Total current assets	86,408	77,081
Fixed assets:
Furniture and equipment	51,923	51,100
Leasehold improvements	30,421	29,760
Fixed assets, gross	82,344	80,860
Less accumulated depreciation and amortization	62,652	60,475
Fixed assets, net	19,692	20,385
Goodwill	284,624	271,338
Other identifiable intangible assets, net	48,435	48,954
Other assets	1,384	1,224
Total assets	$440,543	$418,982

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,705	$2,165
Accrued expenses	35,367	33,342
Current portion of notes payable	4,817	4,044
Total current liabilities	41,889	39,551

Notes payable, net of current portion	607	2,728
Revolving line of credit	56,000	54,000
Mandatorily redeemable non-controlling interests	-	327
Deferred taxes	9,584	10,875
Deferred rent	1,913	2,116
Other long-term liabilities	775	743
Total liabilities	110,768	110,340

Redeemable non-controlling interests	117,027	102,572

Commitments and contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,900,575 and 14,809,299 shares issued, respectively	149	148
Additional paid-in capital	77,099	73,940
Retained earnings	165,991	162,406
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	211,611	204,866
Non-controlling interests	1,137	1,204
Total USPH shareholders' equity and non-controlling interests	212,748	206,070
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$440,543	$418,982

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net patient revenues	$105,989	$97,657	$206,541	$191,311
Other revenues	9,109	6,594	16,899	10,505
Net revenues	115,098	104,251	223,440	201,816
Operating costs:
Salaries and related costs	64,607	58,779	126,886	114,606
Rent, supplies, contract labor and other	22,168	20,033	43,944	40,120
Provision for doubtful accounts	1,151	888	2,212	1,786
Closure costs	18	17	30	23
Total operating costs	87,944	79,717	173,072	156,535

Gross profit	27,154	24,534	50,368	45,281

Corporate office costs	10,128	8,856	20,291	17,403
Operating income	17,026	15,678	30,077	27,878

Interest and other income, net	22	23	54	47
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	-	(3,923)	-	(6,592)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(1,787)	-	(3,081)
Debt and other	(545)	(516)	(1,098)	(931)
Total interest expense	(545)	(6,226)	(1,098)	(10,604)

Income before taxes	16,503	9,475	29,033	17,321

Provision for income taxes	3,267	3,085	5,743	4,897

Net income	13,236	6,390	23,290	12,424

Less: net income attributable to non-controlling interests	(3,990)	(1,449)	(6,927)	(2,667)

Net income attributable to USPH shareholders	$9,246	$4,941	$16,363	$9,757

Basic and diluted earnings per share attributable to USPH shareholders	$0.48	$0.39	$0.74	$0.78

Shares used in computation - basic and diluted	12,677	12,579	12,647	12,553

Dividends declared per common share	$0.23	$0.20	$0.46	$0.40

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income including non-controlling interests	$23,290	$12,424
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,866	4,789
Provision for doubtful accounts	2,212	1,786
Equity-based awards compensation expense	2,937	2,345
Loss on sale of fixed assets	94	65
Deferred income taxes	(1,736)	(985)
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(2,141)	(4,006)
Increase in accounts receivable - other	(2,934)	(3,406)
Increase in other assets	(140)	(2,342)
Increase in accounts payable and accrued expenses	4,845	5,043
Increase in mandatorily redeemable non-controlling interests	-	6,401
(Decrease) increase in other liabilities	(672)	77
Net cash provided by operating activities	30,621	22,191

INVESTING ACTIVITIES
Purchase of fixed assets	(3,270)	(3,245)
Purchase of businesses, net of cash acquired	(9,118)	(33,665)
Purchase of non-controlling interest	(245)	-
Proceeds on sale of fixed assets	1	62
Net cash used in investing activities	(12,632)	(36,848)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(6,735)	(2,665)
Cash dividends paid to shareholders	(5,828)	(2,516)
Proceeds from revolving line of credit	55,000	49,000
Payments on revolving line of credit	(53,000)	(26,000)
Payments to settle mandatorily redeemable non-controlling interests	(265)	(2,230)
Principal payments on notes payable	(1,898)	(777)
Other	(48)	40
Net (cash used in) provided by financing activities	(12,774)	14,852

Net increase in cash and cash equivalents	5,215	195
Cash and cash equivalents - beginning of period	21,933	20,047
Cash and cash equivalents - end of period	$27,148	$20,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,483	$7,516
Interest	$1,106	$104
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$550	$1,650

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	91	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(6,951)	-	-	(6,951)	-	(6,951)
Compensation expense - equity-based awards	-	-	2,937	-	-	-	2,937	-	2,937
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(151)	-	-	-	(151)	(42)	(193)
Dividends paid to USPT shareholders	-	-	-	(5,828)	-	-	(5,828)	-	(5,828)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(2,656)	(2,656)
Other	-	-	-	1	-	-	1	50	51
Net income	-	-	-	16,363	-	-	16,363	2,581	18,944
Balance June 30, 2018	14,900	149	77,099	165,991	(2,215)	(31,628)	$211,611	1,137	212,748

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists; in these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. For the foreseeable future, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and opening satellite clinics where appropriate, along with increasing our patient volume through marketing and new clinical programs.

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention market.  The 55% interest in the initial industrial injury prevention business acquired by the Company was purchased in March 2017.  On April 30, 2018, the Company made a second acquisition and subsequently merged the two businesses.  After the combination, the Company owns a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting primarily of both physical therapists and highly specialized certified athletic trainers (ATCs).

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

As of June 30, 2018, the Company operated 581 clinics in 42 states, as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 28 third-party facilities under management as of June 30, 2018.

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

Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.  The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the second quarter of 2018, there were six regions.  In addition to the six regions, during 2017, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2018. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2018.

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

As previously disclosed, on March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain officers, alleging that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On December 1, 2017, the Company filed a Motion to Dismiss and subsequent filings by the parties related to the Motion to Dismiss were completed on February 7, 2018. On July 23, 2018, the Court issued a Memorandum and Order granting the Company’s Motion to Dismiss in its entirety, with prejudice.

2.	ACQUISITIONS OF BUSINESSES

On February 28, 2018, the Company purchased the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.

On April 30, 2018, the Company purchased a 65% interest in the assets and business of an industrial injury prevention services company, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019.  An initial industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition with the two businesses then combined.  After the combination, the Company owns a 59.45% interest in the combined business.

The purchase price for these acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$9,118
Seller notes	550
Total consideration	$9,668

Estimated fair value of net tangible assets acquired:
Total current assets	$1,232
Total non-current assets	17
Total liabilities	(74)
Net tangible assets acquired	$1,175
Referral relationships	1,121
Non-compete	226
Tradename	1,475
Goodwill	10,534
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(4,863)
$9,668

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

On May 31, 2017, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest.  The first installment was paid in May 2018 and the second installment is due in May 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in June 2018 and the second installment is due in June 2019.

On October 31, 2017, the Company acquired a 70% interest in a nine-clinic physical therapy practice and two physical therapy management contracts with third party providers.  The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in October 2018 and 2019.

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

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$5,850
Total non-current assets	1,434
Total liabilities	(2,922)
Net tangible assets acquired	$4,362
Referral relationships	4,612
Non-compete	736
Tradename	6,228
Goodwill	47,059
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in first and second quarter of 2017 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill are finalized. For the acquisitions occurring on or after July 1, 2017, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2018 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in 2017 and 2018, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 7½ to 11 years, and for non-compete agreements the estimated lives were five to six years. Generally, the values assigned to tradenames are tested annually for impairment.

For the 2017 and 2018 acquisitions, total current assets primarily represent accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

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

Management contract revenues, which are included in other revenues in the consolidated statements of net income, are derived from contractual arrangements whereby the Company manages a clinic owned by a third party. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

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

The following table details the revenue related to the various categories:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net patient revenues	$105,989	$97,657	$206,541	$191,311
Management contract revenues	2,160	1,617	4,397	3,474
Industrial injury prevention services revenues	6,274	4,382	11,126	5,888
Other revenues	675	595	1,376	1,143
	$115,098	$104,251	$223,440	$201,816

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, the need for a manual process for determining its contractual allowance reserve. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2018.

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”).    For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and any alternative payment models (“APMs”).   Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain metrics in quality, cost and improvement activities.

Under the MIPS requirements, a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. The specifics of the MIPS and APM adjustments begin in 2021 and will be subject to future notice and comment rule-making.

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

Medicare claims for outpatient therapy services furnished in whole or in part by therapist assistants on or after January 1, 2022 must include a new modifier indicating the service was furnished by a therapist assistant. CMS is required to establish a modifier to indicate services provided in whole or in part by a therapist assistant by January 1, 2019, and then submitted claims must report the using the new modifier starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or in part by a therapist assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For six months ended June 30, 2018, net patient revenue from Medicare were approximately $51.1 million.

4.	EARNINGS PER SHARE

The following tables provide a detail of the basic and diluted earnings per share computation.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$9,246	$4,941	$16,363	$9,757
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(4,344)	$-	(9,425)	-
Tax effect at statutory rate (federal and state) of 26.25%	1,140	-	2,474	-
	$6,042	$4,941	$9,412	$9,757

Basic and diluted per share	$0.48	$0.39	$0.74	$0.78

Shares used in computation:
Basic and diluted	12,677	12,579	12,647	12,553

5.	MANDATORILY REDEEMABLE NON-CONTROLLING INTERESTS

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
a.
In the event that any Selling Shareholder’s employment is terminated involuntarily by the Company without “Cause” pursuant to Section 7(d) of such Employed Selling Shareholder’s Employment Agreement prior to the fifth anniversary of the Closing Date, the Seller Entity thereafter shall have an irrevocable right to cause the Company to purchase from Seller Entity the Allocable Portion at the purchase price described in “3” below.

b.
In the event that any Employed Selling Shareholder is not employed by NewCo as of the fifth anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the  such Employed Selling Shareholder’s Allocable Portion, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the  Allocable Portion at the purchase price described in “3” below.

c.
In the event that any Employed Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, such Employed Selling Shareholder’s Allocable Portion shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right
a.
If any Selling Shareholder’s employment by NewCo is terminated (i) pursuant to a voluntary termination by the Employed Selling Shareholder or (ii) by NewCo with “Cause” (as defined in the Employed Selling Shareholder’s Employment Agreement), prior to the fifth anniversary of the Closing Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity such Employed Selling Shareholder’s AllocablePortion, in each case at the purchase price described in “3” below.

b.
In the event that any Employed Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Company shall have the Call Right, and upon the exercise of the Call Right, such Employed Selling Shareholder’s Allocable Portion shall be redeemed by the Company at the purchase price described in “3” below.

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus the Allocable Portion of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore, the undistributed earnings amount is small, if any.

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

For the six months ended June 30, 2018, the following table details the changes in the carrying amount of redeemable non-controlling interest (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Beginning balance	$108,085	$102,572
Operating results allocated to redeemable non-controlling interest partners	2,610	4,346
Distributions to redeemable non-controlling interest partners	(2,720)	(4,079)
Changes in the fair value of redeemable non-controlling interest	4,344	9,425
Purchase of new business	4,863	4,863
Other	(155)	(100)
Ending balance	$117,027	$117,027

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

June 30, 2018

Contractual time period has lapsed but holder's employment has not been terminated	$34,144
Contractual time period has not lapsed and holder's employment has not been terminated	82,883
Fair value	$117,027

7.	GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2018

Beginning balance	$271,338
Goodwill acquired during the year	10,534
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	2,752
Ending balance	$284,624

8.	INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Tradenames	$28,934	$29,673
Referral relationships, net of accumulated amortization of $8,288 and $7,209, respectively	17,580	16,811
Non-compete agreements, net of accumulated amortization of $4,388 and $4,100, respectively	1,921	2,470
	$48,435	$48,954

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Referral relationships	$559	$481	1,079	939
Non-compete agreements	91	206	288	401
	$650	$687	$1,367	$1,340

Based on the balance of referral relationships and non-compete agreements as of June 30, 2018, the expected amount to be amortized in 2018 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2018	$2,170	2018	$626
2019	$2,089	2019	$622
2020	$2,089	2020	$409
2021	$2,089	2021	$331
2022	$2,040	2022	$150
2023	$1,933	2023	$71
Thereafter	$6,249

9.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Salaries and related costs	$20,363	$16,828
Credit balances due to patients and payors	6,050	4,158
Group health insurance claims	2,969	2,929
Income taxes payable	-	2,833
Other	5,985	6,594
Total	$35,367	$33,342

10.	NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit Agreement average effective interest rate of 3.8% inclusive of unused fee	$56,000	$54,000
Various notes payable with $4,817 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 4.75% per annum	5,424	6,772
	61,424	60,772
Less current portion	(4,817)	(4,044)
Long term portion	$56,607	$56,728

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

On June 30, 2018, $56.0 million was outstanding on the Amended Credit Agreement resulting in $69.0 million of availability. As of June 30, 2018 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests.  In conjunction with the acquisition of the industrial injury prevention business on April 30, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest, on April 2019 and 2020.  Interest accrues at the rate of 4.75% per annum.  In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which is payable on August 31, 2019.  Interest accrues at the rate of 4.5% per annum and is payable on August 31, 2019.  In conjunction with the acquisitions in 2017, the Company entered into notes payable in the aggregate amount of $2.2 million of which an aggregate principal payment of $1.3 million is due in 2018 (of which $628,000 was paid in the first six months of 2018) and $0.9 million in 2019.   Interest accrues in the range of 3.25% to 4.75% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to June 30, 2018 are as follows (in thousands):

During the twelve months ended June 30, 2019	$4,817
During the twelve months ended June 30, 2020	607
During the twelve months ended June 30, 2021	-
During the twelve months ended June 30, 2022	56,000
$61,424

The revolving credit facility (balance at June 30, 2018 of $56.0 million) matures on November 30, 2021.

11.	COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 156,250 shares (based on the closing price of $96.00 on June 30, 2018) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2018.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers and also operate an industrial injury prevention business. As of June 30, 2018, we operated 581 clinics in 42 states.  We also manage physical therapy facilities for third parties, primarily hospital and physicians, with 28 third-party facilities under management as of June 30, 2018.

In March 2017, we acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.  On April 30, 2018, we purchased a 65% interest in the assets and business of another industrial injury prevention services business, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019.  The two businesses were then combined.  After the combination, the Company owns a 59.45% interest in the combined business.

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

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.5 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest.  The first installment was paid in January 2018 and the second installment is due in January 2019.

On May 31, 2017, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.0 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, in May 2018 and 2019.

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in June 2018 and 2019.

On October 31, 2017, we acquired a 70% interest in a nine-clinic physical therapy practice and two physical therapy management contracts with third party providers.  The purchase price for the 70% interest was $3.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in October 2018 and 2019.

In addition to the clinic groups above, during the 2017 year, we purchased the assets and business of two physical therapy clinics in separate transactions.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Number of clinics, at the end of period	581	566	581	566
Working Days	64	64	128	128
Average visits per day per clinic	26.9	25.8	26.3	25.5
Total patient visits	998,403	923,624	1,954,640	1,815,254
Net patient revenue per visit	$106.16	$105.73	$105.67	$105.39

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

•
For the quarter ended June 30, 2018 (“2018 Second Quarter”), our Operating Results increased 24.4% to $9.2 million, or $.73 per diluted share, as compared to $7.4 million, or $.59 per diluted share, in the second quarter of 2017 (“2017 Second Quarter”).  Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, is defined below.

•
For the 2018 Second Quarter, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $9.2 million as compared to $4.9 million for the 2017 Second Quarter. Earnings per diluted share of $0.48 in the 2018 Second Quarter compares to $0.39 per diluted share for the 2017 Second Quarter.  For 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, which is charged directly to retained earnings, is included in the earnings per basic and diluted share calculation.  See the schedule below for a computation of diluted earnings per share and a reconciliation of net income attributable to our shareholders to Operating Results.

The following tables provide a detail of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. We believe providing Operating Results to investors is useful information for comparing our period-to-period results.

For 2018, Operating Results equal net income attributable to our shareholders and, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.   For 2017, Operating Results, is defined as net income attributable to common shareholders prior to charge for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charge for cost related to restatement of financials – legal and accounting, both charges net of tax.  Operating Results for the two periods are comparable, however, the calculations differ.  Management uses Operating Results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Three Months Ended June 30,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$9,246	$4,941
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(4,344)	$-
Tax effect at statutory rate (federal and state) of 26.25%	1,140	-
	$6,042	$4,941

Basic and diluted per share	$0.48	$0.39

Adjustments:
Interest expense MRNCI * - change in redemption value	-	3,923
Cost related to restatement of financials - legal and accounting	-	177
Revaluation of redeemable non-controlling interest	4,344	-
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(1,140)	(1,609)
Operating results	$9,246	$7,432

Basic and diluted operating results per share	$0.73	$0.59

Shares used in computation:
Basic and diluted	12,677	12,579

Revenues

•
Net revenues increased $10.8 million or 10.4% from $104.3 million in the 2017 Second Quarter to $115.1 million in 2018 Second Quarter, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in revenue from physical therapy management contracts primarily due to acquired contracts and an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus a recent acquisition. Our first company in the initial industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition with the two businesses then combined. See above discussion under “Executive Summary”.

•
Net patient revenues from physical therapy operations increased approximately $8.3 million, or 8.5%, to $106.0 million in the 2018 Second Quarter from $97.6 million in the 2017 Second Quarter due to an increase in total patient visits of 8.1% from 924,000 to 999,000 and an increase in the average net patient revenue per visit to $106.16 from $105.73.  Of the $8.3 million increase, $4.6 million in net patient revenues related to an increase in business of clinics opened or acquired on or prior to June 30, 2017 (“Mature Clinics”) and $3.7 million related to clinics opened or acquired after June 30, 2017 (“New Clinics”).  Revenue from physical therapy management contracts increased 33.6% to $2.2 million in the 2018 Second Quarter as compared to $1.6 million for the 2017 Second Quarter.

•
The revenue from the industrial injury prevention business increased 43.2% to $6.3 million for the 2018 Second Quarter compared to $4.4 million in the 2017 Second Quarter primarily due to internal growth ($0.8 million) and the acquisition on April 30, 2018 ($1.1 million).  Other revenue was $0.6 million in both the 2018 and 2017 second quarters.

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

Operating Costs

Total operating costs were $87.9 million, or 76.4% of net revenues, in the 2018 Second Quarter as compared to $79.7 million, or 76.5% of net revenues, in the 2017 Second Quarter. The $8.2 million increase was attributable to $3.6 million in operating costs related to New Clinics, an increase of $3.3 million related to Mature Clinics, an increase of $1.0 million in the industrial injury prevention business primarily due to the most recent acquisition and an increase of $0.3 million related to physical therapy management contracts. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $64.6 million for the 2018 Second Quarter from $58.8 million for the 2017 Second Quarter, an increase of $5.8 million. Salaries and related costs for New Clinics amounted to $2.5 million for the 2018 Second Quarter. Salaries and related costs for the industrial injury prevention business was $3.8 million in the 2018 Second Quarter compared to $3.0 million 2017 Second Quarter, an increase of $0.8 million primarily due to the recent acquisition.  For Mature Clinics, salaries and related costs increased by $2.3 million for the 2018 Second Quarter compared to the 2017 Second Quarter. For physical therapy physical therapy management contracts, salaries and related costs increased by $0.2 million for the 2018 Second Quarter compared to the 2017 Second Quarter.  Salaries and related costs as a percentage of net revenues were 56.1% for the 2018 Second Quarter and 56.4% for the 2017 Second Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $22.2 million for the 2018 Second Quarter and $20.0 million for the 2017 Second Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $1.1 million for the 2018 Second Quarter. Rent, supplies, contract labor and other for the industrial injury prevention business increased by $0.2 million in the 2018 Second Quarter compared to the 2017 Second Quarter primarily due to the recent acquisition. For Mature Clinics, rent, supplies, contract labor and other increased by $0.8 million in the 2018 Second Quarter. For physical therapy management contracts, rent, supplies, contract labor and other increased by $0.1 million in the 2018 Second Quarter. Rent, supplies, contract labor and other as a percentage of net revenues was 19.3% for the 2018 Second Quarter and 19.2% for the 2017 Second Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.2 million for the 2018 Second Quarter and $0.9 million for the 2017 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for the 2018 Second Quarter and 0.9% for the 2017 Second Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.8% at June 30, 2018, as compared to 4.9% at December 31, 2017. Our day’s sales outstanding were 39 days at June 30, 2018 and 36 days at December 31, 2017.

Gross Profit

The gross profit for the 2018 Second Quarter grew by 10.7% or $2.6 million to $27.1 million, as compared to $24.5 million in the 2017 Second Quarter. The gross profit percentage was 23.6% of net revenue in the most recent period as compared to 23.5% in the 2017 Second Quarter. The gross profit percentage for our physical therapy clinics was 23.7% in the recent quarter as compared to 24.2% in the 2017 Second Quarter. The gross profit percentage on physical therapy management contracts was 16.3% in the 2018 Second Quarter as compared to 7.4% in the 2017 Second Quarter. The gross profit percentage for the industrial injury prevention business was 24.4% in the recent quarter as compared to 15.0% in the 2017 Second Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $10.1 million for the 2018 Second Quarter and $8.8 million for the 2017 Second Quarter. As a percentage of net revenues, corporate office costs were 8.8% for the 2018 Second Quarter and 8.5% for the 2017 Second Quarter.

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

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 Second Quarter was $3.9 million.  The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests.  For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interests, was $1.8 million in 2017 Second Quarter.

Interest Expense – debt and other

Interest expense increased to $545,000 in the 2018 Second Quarter compared to $516,000 in the 2017 Second Quarter due to a higher average effective interest rate, inclusive of unused fees, outstanding under our Amended Credit Agreement.  At June 30, 2018, $56.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2018 Second Quarter was $3.3 million and for the 2017 Second Quarter was $3.1 million both inclusive of the reduction of $0.2 million and $0.1 million, respectively, for the excess tax benefit, which is a component of the provision for income taxes, related to equity compensation.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 26.1% and 38.4%, respectively, for the 2018 Second Quarter and 2017 Second Quarter.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.4 million for both the 2018 and 2017 Second Quarters. Net income attributable to redeemable non-controlling interests (temporary equity) was $2.6 million in the 2018 Second Quarter.  See discussion above.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

•
For the six months ended June 30, 2018 (“2018 First Six Months”), our Operating Results increased 17.3% to $16.4 million, or $1.29 per diluted share, as compared to $14.0 million, or $1.11 per diluted share, in the first six months of 2017 (“2017 First Six Months”).  Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, is defined below.

•
For the 2018 First Six Months, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $16.4 million as compared to $9.8 million for the 2017 period. Earnings per diluted share of $0.74 in the 2018 First Six Months compares to $0.78 per diluted share for the 2017 First Six Months.  For 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, which is charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  See the schedule below for a computation of basic and diluted earnings per share and a reconciliation of net income attributable to our shareholders to Operating Results.

The following tables provide a detail of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. We believe providing Operating Results to investors is useful information for comparing our period-to-period results.

For 2018, Operating Results equal net income attributable to our shareholders and, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.   For 2017, Operating Results are defined as net income attributable to common shareholders prior to charge for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charge for cost related to restatement of financials – legal and accounting, both charges net of tax.  Operating Results for the two periods are comparable, however, the calculations differ.  Management uses Operating Results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Six Months Ended June 30,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$16,363	$9,757
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(9,425)	-
Tax effect at statutory rate (federal and state) of 26.25%	2,474	-
	$9,412	$9,757

Basic and diluted per share	$0.74	$0.78

Adjustments:
Interest expense MRNCI * - change in redemption value	-	6,592
Cost related to restatement of financials - legal and accounting	-	312
Revaluation of redeemable non-controlling interest	9,425	-
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(2,474)	(2,710)
Operating results	$16,363	$13,951

Basic and diluted operating results per share	$1.29	$1.11

Shares used in computation:
Basic and diluted	12,647	12,553

Revenues

•
Net revenues increased $21.7 million or 10.7% from $201.8 million in the 2017 First Six Months to $223.4 million in the 2018 First Six Months, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in revenue from physical therapy management contracts due to acquired contracts and an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus a recent acquisition and due to a full six months of activity in 2018 for the business acquired in March 2017. Our first company in the industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition with the two businesses then combined.  (See above discussion under “Executive Summary”).

•
Net patient revenues from physical therapy operations increased approximately $15.2 million, or 8.0%, to $206.5 million in the 2018 First Six Months from $191.3 million in the 2017 First Six Months due to an increase in total patient visits of 7.7% from 1,815,000 to 1,955,000 and an increase in the average net patient revenue per visit to $105.67 from $105.39. Of the $15.2 million increase, $8.6 million related to Mature Clinics and $6.6 million related to New Clinics. Revenue from physical therapy management contracts increased 26.6% to $4.4 million in the 2018 First Six Months as compared to $3.5 million for the 2017 First Six Months.

•
The revenue from the industrial injury prevention business was $11.1 million for the 2018 First Six Months as compared to $5.9 million in the 2017 First Six Months due to internal growth and the recent acquisition. Other revenue was $1.4 million in the 2018 First Six Months and $1.1 million in the 2017 First Six Months.

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

Operating Costs

Total operating costs were $173.1 million, or 77.5% of net revenues, in the 2018 First Six Months as compared to $156.5 million, or 77.6% of net revenues, in the 2017 First Six Months. The $16.5 million increase was attributable to $6.6 million in operating costs related to New Clinics, an increase of $5.4 million related to Mature Clinics, an increase of $3.8 million related to the industrial injury prevention business primarily due to the most recent acquisition and a full six months of activity in 2018 for the business acquired in March 2017 versus four months in 2017 and an increase of $0.7 million related to physical therapy management contracts. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $126.9 million for the 2018 First Six Months from $114.6 million for the 2017 First Six Months, an increase of $12.3 million. Salaries and related costs for New Clinics amounted to $4.4 million for the 2018 First Six Months. Salaries and related costs for the industrial injury prevention business increased by $3.1 million in the 2018 First Six Months compared to the 2017 First Six Months due to the recent acquisition and six months of activity in the 2018 period versus four months in the 2017 period.  See above discussion under “Executive Summary” related to the acquisition and combining of the industrial injury prevention business.  For Mature Clinics, salaries and related costs increased by $3.9 million for the 2018 First Six Months compared to the 2017 First Six Months. For physical therapy management contracts, salaries and related costs increased by $0.9 million for the 2018 First Six Months compared to the 2017 First Six Months.  Salaries and related costs as a percentage of net revenues were 56.8% for both periods 2018 and 2017 first six months.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $44.0 million for the 2018 First Six Months and $40.1 million for the 2017 First Six Months. For New Clinics, rent, supplies, contract labor and other amounted to $1.6 million for the 2018 First Six Months. Rent, supplies, contract labor and other for the industrial injury prevention business increased by $0.8 million in the 2018 First Six Months compared to the 2017 First Six Months due to the recent acquisition and six months of activity in the 2018 period versus four months in the 2017 period.  See above discussion under “Executive Summary” related to the acquisition and combining of the industrial injury prevention business.  For Mature Clinics, rent, supplies, contract labor and other increased by $1.8 million in the 2018 First Six Months. For physical therapy management contracts, rent, supplies, contract labor and other decreased by $0.3 million in the 2018 First Six Months.  Rent, supplies, contract labor and other as a percentage of net revenues was 19.7% for the 2018 First Six Months and 19.9% for the 2017 First Six Months.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.2 million for both the 2018 First Six Months and $1.8 million for the 2017 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for the 2018 First Six Months and 0.9% for the 2017 First Six Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.8% at June 30, 2018, as compared to 4.9% at December 31, 2017. Our day’s sales outstanding were 39 days at June 30, 2018 and 36 days at December 31, 2017.

Gross Profit

The gross profit for the 2018 First Six Months grew by 11.2% or $5.1 million to $50.4 million, as compared to $45.3 million in the 2017 First Six Months. The gross profit percentage was 22.5% of net revenue in the most recent period as compared to 22.4% for the 2017 First Six Months. The gross profit percentage for our physical therapy clinics was 22.8% in the 2018 First Six Months as compared to 22.9% in the 2017 First Six Months. The gross profit percentage on physical therapy management contracts was 15.1% in the 2018 First Six Months as compared to 11.3% in the 2017 First Six Months. The gross profit percentage for the industrial injury prevention business was 20.6% for the 2018 First Six Months as compared to 14.8% for the four months of operation in the 2017 period.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $20.3 million for the 2018 Second Quarter and $17.4 million for the 2017 First Six Months. As a percentage of net revenues, corporate office costs were 9.1% for the 2018 First Six Months and 8.6% for the 2017 First Six Months.

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

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 First Six Months was $6.6 million.  The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests.  For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interests, was $3.1 million in 2017 First Six Months.

Interest Expense – debt and other

Interest expense increased to $1.1 million in the 2018 First Six Months compared to $0.9 million in the 2017 First Six Months due to a higher average effective interest rate, inclusive of unused fees, outstanding under our Amended Credit Agreement.  At June 30, 2018, $56.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2018 First Six Months was $5.7 million and for the 2017 First Six Months was $4.9 million both inclusive of the reduction of $0.5 million and $0.9 million, respectively, for the excess tax benefit, which is a component of the provision for income taxes, related to equity compensation.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 26.0% and 33.4%, respectively, for the 2018 First Six Months and 2017 First Six Months.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $2.6 million for the 2018 First Six Months and $2.7 million for the 2017 First Six Months. Net income attributable to redeemable non-controlling interests (temporary equity) was $4.3 million in the 2018 First Six Months.  See discussion above.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2018 and December 31, 2017, we had $27.1 million and $21.9 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least June 2019. Significant acquisitions would likely require additional financing.

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

Cash and cash equivalents increased by $5.2 million from December 31, 2017 to June 30, 2018.  During the six months ended June 30, 2018, $30.6 million was provided by operations and $2.0 million from net proceeds on the revolving line of credit. The major uses of cash for investing and financing activities included: purchase of businesses ($9.1 million), distributions to non-controlling interests ($6.7 million), cash dividend paid to shareholders inclusive of those classified as redeemable non-controlling interests ($5.8 million), purchases of fixed assets ($3.2 million), payments on notes payable ($1.9 million), purchases of non-controlling interests ($0.3 million), and payments to settle mandatorily redeemable non-controlling interests ($0.3 million).

On February 28, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.

On April 30, 2018, we purchased a 65% interest in the assets and business of industrial injury prevention services, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019.  The initial industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, we made a second acquisition with the two businesses then combined.  After the combination, we own a 59.45% interest in the combined business.

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest.  The first installment was paid in January 2018 and the second installment is due in January 2019.

On May 31, 2017, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest. The first installment was paid in May 2018 and the second installment is due May 2019.

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in June 2018 and the second installment is due June 2019.

On October 31, 2017, we acquired a 70% interest in a nine-clinic physical therapy practice and two physical therapy management contracts with third party providers.  The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, in October 2018 and 2019.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2018 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through June 2018. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 4.75% per annum, subject to adjustment. At June 30, 2018, the balance on these notes payable was $5.4 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is typically between three and five years from the acquisition date, we have agreed to certain contractual provisions which enable such minority partners to exercise its right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2018, we have accrued $6.0 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of June 30, 2018, there are currently an additional estimated 156,250 shares (based on the closing price of $96.00 on June 30, 2018)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2018.

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

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2017.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2018, $56.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2018, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $560,000.

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

As previously disclosed, on March 31, 2017, an alleged shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of New York (the “Court”) against the Company and certain officers, alleging that the defendants misstated or omitted to state material information concerning the Company’s historical accounting for redeemable non-controlling interests of acquired partnerships, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On December 1, 2017, the Company filed a Motion to Dismiss and subsequent filings by the parties related to the Motion to Dismiss were completed on February 7, 2018.

On July 23, 2018, the Court issued a Memorandum and Order granting the Company’s Motion to Dismiss in its entirety, with prejudice.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1
U.S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

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

U.S. PHYSICAL THERAPY, INC.

Date: August 7, 2018	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1
U.S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.2
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.3
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

10.4
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018).

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