Form 10-Q
period 2018-09-30
U S PHYSICAL THERAPY INC /NV
filed 2018-11-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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

As of November 6, 2018, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,684,762.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$32,241	$21,933
Patient accounts receivable, less allowance for doubtful accounts of $2,690 and $2,273, respectively	43,899	44,707
Accounts receivable - other	9,609	5,655
Other current assets	4,908	4,786
Total current assets	90,657	77,081
Fixed assets:
Furniture and equipment	52,473	51,100
Leasehold improvements	31,101	29,760
Fixed assets, gross	83,574	80,860
Less accumulated depreciation and amortization	63,608	60,475
Fixed assets, net	19,966	20,385
Goodwill	293,630	271,338
Other identifiable intangible assets, net	49,311	48,954
Other assets	1,405	1,224
Total assets	$454,969	$418,982

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,067	$2,165
Accrued expenses	40,128	33,342
Current portion of notes payable	4,769	4,044
Total current liabilities	46,964	39,551
Notes payable, net of current portion	659	2,728
Revolving line of credit	54,000	54,000
Mandatorily redeemable non-controlling interests	-	327
Deferred taxes	8,643	10,875
Deferred rent	1,864	2,116
Other long-term liabilities	835	743
Total liabilities	112,965	110,340

Redeemable non-controlling interests	128,906	102,572

Commitments and contingencies

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,899,409 and 14,809,299 shares issued, respectively	149	148
Additional paid-in capital	78,542	73,940
Retained earnings	164,821	162,406
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	211,884	204,866
Non-controlling interests	1,214	1,204
Total USPH shareholders' equity and non-controlling interests	213,098	206,070
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$454,969	$418,982

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net patient revenues	$103,354	$96,273	$309,895	$287,584
Other revenues	9,768	6,759	26,667	17,264
Net revenues	113,122	103,032	336,562	304,848
Operating costs:
Salaries and related costs	64,524	60,306	191,410	174,912
Rent, supplies, contract labor and other	21,654	20,600	65,598	60,720
Provision for doubtful accounts	890	930	3,102	2,716
Closure costs	(22)	4	8	27
Total operating costs	87,046	81,840	260,118	238,375

Gross profit	26,076	21,192	76,444	66,473

Corporate office costs	10,643	8,304	30,934	25,707
Operating income	15,433	12,888	45,510	40,766

Interest and other income, net	16	11	70	58
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	-	(1,247)	-	(7,839)
Mandatorily redeemable non-controlling interests - earnings allocable	-	(1,285)	-	(4,366)
Debt and other	(579)	(641)	(1,677)	(1,572)
Total interest expense	(579)	(3,173)	(1,677)	(13,777)

Income before taxes	14,870	9,726	43,903	27,047

Provision for income taxes	2,991	3,132	8,734	8,029

Net income	11,879	6,594	35,169	19,018

Less: net income attributable to non-controlling interests	(3,777)	(1,444)	(10,704)	(4,111)

Net income attributable to USPH shareholders	$8,102	$5,150	$24,465	$14,907

Basic and diluted earnings per share attributable to USPH shareholders	$0.13	$0.41	$0.88	$1.19

Shares used in computation - basic and diluted	12,685	12,581	12,660	12,563

Dividends declared per common share	$0.23	$0.20	$0.69	$0.60

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income including non-controlling interests	$35,169	$19,018
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	7,335	7,269
Provision for doubtful accounts	3,102	2,716
Equity-based awards compensation expense	4,453	3,410
Loss on sale and disposal of fixed assets	128	83
Deferred income taxes	(3,099)	291
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(1,092)	(1,914)
Increase in accounts receivable - other	(3,954)	(4,736)
Decrease (increase) in other assets	233	(787)
Increase in accounts payable and accrued expenses	9,742	8,126
Increase in mandatorily redeemable non-controlling interests	-	7,069
Increase in other liabilities	1,988	286
Net cash provided by operating activities	54,005	40,831

INVESTING ACTIVITIES
Purchase of fixed assets	(5,307)	(5,576)
Purchase of businesses, net of cash acquired	(16,303)	(33,740)
Purchase of non-controlling interest	(272)	-
Proceeds on sale of fixed assets	2	67
Net cash used in investing activities	(21,880)	(39,249)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(10,470)	(3,698)
Cash dividends paid to shareholders	(8,746)	(7,547)
Proceeds from revolving line of credit	79,000	63,000
Payments on revolving line of credit	(79,000)	(53,000)
Payments to settle mandatorily redeemable non-controlling interests	(265)	(2,230)
Principal payments on notes payable	(2,294)	(776)
Other	(42)	40
Net cash used in financing activities	(21,817)	(4,211)

Net increase in cash and cash equivalents	10,308	(2,629)
Cash and cash equivalents - beginning of period	21,933	20,047
Cash and cash equivalents - end of period	$32,241	$17,418

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$8,957	$8,059
Interest	$1,705	$1,616
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$950	$1,650

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	90	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(13,353)	-	-	(13,353)	-	(13,353)
Compensation expense - equity-based awards	-	-	4,453	-	-	-	4,453	-	4,453
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(224)	-	-	-	(224)	(48)	(272)
Dividends paid to USPT shareholders	-	-	-	(8,746)	-	-	(8,746)	-	(8,746)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(3,894)	(3,894)
Other	-	-	-	49	-	-	49	50	99
Net income	-	-	-	24,465	-	-	24,465	3,902	28,367
Balance September 30, 2018	14,899	149	78,542	164,821	(2,215)	(31,628)	$211,884	1,214	213,098

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention market.  A 55% interest in the initial industrial injury prevention business acquired by the Company was purchased in March 2017.  On April 30, 2018, the Company made the second acquisition and subsequently combined the two businesses.  After the combination, the Company owns a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

On February 28, 2018, the Company, through one of its majority owned Clinic Partnerships, acquired two clinic practices.  These practices will operate as satellites of the existing Clinic Partnership.

During the first nine months of 2018 and the year ended 2017, the Company acquired an interest in the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

August 2018 Acquisition	August 31	70%	4

Also, during the 2017 year, the Company purchased the assets and business of two physical therapy clinics in separate transactions.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing Clinic Partnerships.

As of September 30, 2018, the Company operated 588 clinics in 42 states, as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 26 third-party facilities under management as of September 30, 2018.

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

Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements.   The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner.  Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature.  The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements.  The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Footnote 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded  no gain or loss on extinguishment, as management believes the redemption value (i.e. the carrying amount) and fair value are the same.  In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended, as the non-controlling interest was purchased by the Company in January 2018.  See Footnote 5 - Mandatorily redeemable non-controlling interests – and Footnote 6 - Redeemable non-controlling interests – for further discussion.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.  The Company operates a business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In the third quarter of 2018, there were six regions.  In addition to the six regions, during 2018, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2018, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2018 and 2017 did not result in any goodwill amounts that were deemed impaired.

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

Revenue Recognition

Revenues are recognized at the point in time in which services are rendered. See Footnote 3 for further discussion of revenue recognition.

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in operating costs in the statements of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2018. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable and redeemable non-controlling interests approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement approximates its fair value. The interest rate on the Amended Credit Agreement, which is tied to the Eurodollar Rate, is set at various short-term intervals, as detailed in the Amended Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2018.

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

Recently Adopted Accounting Guidance

In May 2014, March 2016, April 2016, and December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively “the standards”), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method.

The Company implemented the new standards beginning January 1, 2018 using a modified retrospective transition method.  Adoption of the new standard did not result in material changes to the presentation of net revenues and bad debt expense in the consolidated statements of income, and the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer.  Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

Recently Issued Accounting Guidance

In August 2018, the Securities Exchange Commission (“SEC”) issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company is currently assessing the impact that this standard will have on its consolidated financial statements upon adoption and expects to adopt the guidance in its Form 10-Q for the period ended March 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, including trade receivables. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2020. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

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

The Company will implement the new standard beginning January 1, 2019, and expects to elect certain of the practical expedients permitted, including the expedient that permits the Company to retain its existing lease assessment and classification. The Company also expects to elect the transition method in ASU 2018-11 which allows the Company to forego any prior year comparisons.  Instead the Company will recognize a cumulative effect adjustment, which is expected to be immaterial, to the opening balance of retained earnings at the adoption date.  The Company’s implementation efforts are focused on populating and verifying the data in a lease accounting software package and developing internal controls in order to account for its leases under the new standard.

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

On April 30, 2018, the Company purchased a 65% interest in the assets and business of an industrial injury prevention services company, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019.  An initial industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made the second acquisition, with the two businesses then combined.  After the combination, the Company owns a 59.45% interest in the combined business.

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and August 2020.

The purchase price for these 2018 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$16,303
Seller notes	950
Total consideration	$17,253

Estimated fair value of net tangible assets acquired:
Total current assets	$1,691
Total non-current assets	29
Total liabilities	(247)
Net tangible assets acquired	$1,473
Referral relationships	1,879
Non-compete	386
Tradename	2,172
Goodwill	19,488
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,253

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

On October 31, 2017, the Company acquired a 70% interest in a nine-clinic physical therapy practice and two physical therapy management contracts with third party providers.  The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, the first of which was paid in October 2018 and the second is due in October 2019.

In addition to the above, as previously mentioned in March 2017, the Company acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note which was paid in September 2018. Also, in 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The purchase price for the 2017 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$5,850
Total non-current assets	1,434
Total liabilities	(2,974)
Net tangible assets acquired	$4,310
Referral relationships	4,612
Non-compete	736
Tradename	6,228
Goodwill	47,111
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in first, second and third quarter of 2017 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill are finalized. For the acquisitions occurring on or after October 1, 2017, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2018 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill.

For the acquisitions in 2017 and 2018, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the range of the estimated lives was 7½ to 12 years, and for non-compete agreements the estimated lives were five to six years. The values assigned to tradenames are tested annually for impairment.

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

Categories

Revenues are recognized at the point in time in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are reported at the estimated net realizable amounts from third-party payors, patients and others for services rendered. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Management contract revenues, which are included in other revenues in the consolidated statements of net income, are derived from contractual arrangements whereby the Company manages a clinic owned by a third party. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

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

Additionally, other revenues include services provided on-site, such as schools and industrial worksites, for physical or occupational therapy services, and athletic trainers and gym membership fees.  Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is deferred over the period of the agreement and recognized at the point in time when the services are performed.

The following table details the revenue related to the various categories:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net patient revenues	$103,354	$96,273	$309,895	$287,584
Management contract revenues	1,922	1,703	6,319	5,177
Industrial injury prevention services revenues	7,281	4,364	18,407	10,252
Other revenues	565	692	1,941	1,835
	$113,122	$103,032	$336,562	$304,848

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues, and hence, the need for a manual process for determining its contractual allowance reserve. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2018.

A contract’s transaction price is allocated to each distinct performance obligation and recognized when, or as, the performance obligation is satisfied. To determine the transaction price, the Company includes the effects of any variable consideration, such as the probability of collecting that amount.  The Company applies established rates to the services provided, and adjusts for the terms of payor contracts, as applicable.  These contracted amounts are different from the Company’s established rates.  The Company has established a “contractual allowance” for this difference. The allowance is based on the terms of payor contracts, historical and current reimbursement information and current experience with the clinic and partners. The Company’s established rates less the contractual allowance is the revenue that is recognized in the period in which the service is rendered. This revenue is deemed the transaction price and stated as “Net Patient Revenue” on the Company’s consolidated statements of income.

The Company’s performance obligations are satisfied at one point in time. After the clinic has provided services and satisfied its obligation to the customer for the reimbursement rates stipulated in the payor contracts (i.e. the transaction price), the Company recognizes the revenue, net of contractual allowances, in the period in which the services are rendered. The Company recognizes the full amount of revenue and reports the contractual allowances as a contra (or offset) revenue account to report a net revenue number based on the expected collections.

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates, subject to other CMS adjustments for budget neutrality. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under Merit Based Incentive Payment System (‘‘MIPS’’) and any alternative payment models (“APMs”). Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) under the fee schedule may be subject to adjustment based on performance in MIPS, which measures performance based on certain metrics in quality and improvement activities.

Under the MIPS requirements, a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. The specifics of the MIPS and APM adjustments begin in 2021 and will be subject to future notice and comment rule-making.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extended the 2% reductions to Medicare payments through fiscal year 2027.

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

Under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) directed Centers for Medicare and Medicaid Services (“CMS”) to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely, but reduces the threshold to $3,000 through December 31, 2027.  For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished in whole or in part by therapist assistants on or after January 1, 2022 must include a new modifier indicating the service was furnished by a therapist assistant. CMS is required to establish a modifier to indicate services provided in whole or in part by a therapist assistant by January 1, 2019, and then submitted claims must report using the new modifier starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or in part by a therapist assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For nine months ended September 30, 2018 and 2017, net patient revenue from Medicare were approximately $76.6 million and $68.5 million, respectively.

4.	EARNINGS PER SHARE

The following tables provide a detail of the basic and diluted earnings per share computation.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$8,102	$5,150	$24,465	$14,907
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(8,680)	$-	(18,105)	-
Tax effect at statutory rate (federal and state) of 26.25%	2,279	-	4,753	-
	$1,701	$5,150	$11,113	$14,907

Basic and diluted per share	$0.13	$0.41	$0.88	$1.19
Shares used in computation:
Basic and diluted	12,685	12,581	12,660	12,563

5.	MANDATORILY REDEEMABLE NON-CONTROLLING INTERESTS

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

As previously mentioned, due to the amendments that were made to partnerships agreements effective December 31, 2017, the Call Option and Required Redemption provisions described in number 11 of this Footnote 5 have been modified to be consistent with the provisions described in Footnote 6 below.  As a result, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.  For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests.

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
a.
In the event that any Selling Shareholder’s employment is terminated involuntarily by the Company without “Cause” pursuant to Section 7(d) of such Employed Selling Shareholder’s Employment Agreement prior to the third to fifth anniversary, as applicable, of the Closing Date, the Seller Entity thereafter shall have an irrevocable right to cause the Company to purchase from Seller Entity the Allocable Portion at the purchase price described in “number 3” below.

b.
In the event that any Employed Selling Shareholder is not employed by NewCo as of the fifth anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the such Employed Selling Shareholder’s Allocable Portion, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the Allocable Portion at the purchase price described in “number 3” below.

c.
In the event that any Employed Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, such Employed Selling Shareholder’s Allocable Portion shall be redeemed by the Company at the purchase price described in “number 3” below.

2.	Call Right
a.
If any Selling Shareholder’s employment by NewCo is terminated (i) pursuant to a voluntary termination by the Employed Selling Shareholder or (ii) by NewCo with “Cause” (as defined in the Employed Selling Shareholder’s Employment Agreement), prior to the fifth anniversary of the Closing Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity such Employed Selling Shareholder’s Allocable Portion, in each case at the purchase price described in “number 3” below.

b.
In the event that any Employed Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Company shall have the Call Right, and upon the exercise of the Call Right, such Employed Selling Shareholder’s Allocable Portion shall be redeemed by the Company at the purchase price described in “number 3” below.

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

For the three and nine months ended September 30, 2018 and 2017, the following table details the changes in the carrying amount of redeemable non-controlling interest (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Beginning balance	$117,027	$102,572	$11,940	$-
Operating results allocated to redeemable non-controlling interest partners	2,456	6,802	155	155
Distributions to redeemable non-controlling interest partners	(2,497)	(6,576)	(16)	(16)
Changes in the fair value of redeemable non-controlling interest	8,681	18,106	-	-
Purchase of new business	3,282	8,145	-	11,940
Other	(43)	(143)	-	-
Ending balance	$128,906	$128,906	$12,079	$12,079

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	September 30, 2018	December 31, 2017

Contractual time period has lapsed but holder's employment has not been terminated	$34,587	$32,416
Contractual time period has not lapsed and holder's employment has not been terminated	94,319	70,156
Fair value	$128,906	$102,572

7.	GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning balance	$271,338	$226,806
Goodwill acquired during the year	19,488	44,292
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	2,804	706
Goodwill written-off - closed clinic	-	(466)
Ending balance	$293,630	$271,338

8.	INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Tradenames	$29,631	$29,673
Referral relationships, net of accumulated amortization of $8,857 and $7,209, respectively	17,771	16,811
Non-compete agreements, net of accumulated amortization of $4,560 and $4,100, respectively	1,909	2,470
	$49,311	$48,954

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from five to sixteen years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Referral relationships	$569	$527	1,648	1,466
Non-compete agreements	172	231	460	632
	$741	$758	$2,108	$2,098

Based on the balance of referral relationships and non-compete agreements as of September 30, 2018, the expected amount to be amortized in 2018 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2018	$2,196	2018	$635
2019	$2,166	2019	$649
2020	$2,166	2020	$436
2021	$2,166	2021	$358
2022	$2,117	2022	$176
2023	$2,009	2023	$115
Thereafter	$6,599

9.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Salaries and related costs	$24,064	$16,828
Credit balances due to patients and payors	6,727	4,158
Group health insurance claims	2,807	2,929
Income taxes payable	-	2,833
Other	6,530	6,594
Total	$40,128	$33,342

10. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit Agreement average effective interest rate of 4.0% inclusive of unused fee	$54,000	$54,000
Various notes payable with $4,769 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.0% per annum	5,428	6,772
	59,428	60,772
Less current portion	(4,769)	(4,044)
Long term portion	$54,659	$56,728

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

On September 30, 2018, $54.0 million was outstanding on the Amended Credit Agreement resulting in $71.0 million of availability. As of September 30, 2018 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests.  In conjunction with the acquisition of the four clinic practices on August 31, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest, on August 2019 and August 2020.  Interest accrues at the rate of 5.00% per annum.  In conjunction with the acquisition of the industrial injury prevention business on April 30, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest, on April 2019 and 2020.  Interest accrues at the rate of 4.75% per annum.  In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which is payable on August 31, 2019.  Interest accrues at the rate of 4.5% per annum and is payable on August 31, 2019.  In conjunction with the acquisitions in 2017, the Company entered into notes payable in the aggregate amount of $2.2 million of which an aggregate principal payment of $1.3 million is due in 2018 (of which $1.0 million was paid in the first six months of 2018) and $0.9 million in 2019.   Interest accrues in the range of 3.25% to 4.75% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Amended Credit Agreement and the above notes payable subsequent to September 30, 2018 are as follows (in thousands):

During the twelve months ended September 30, 2019	$4,769
During the twelve months ended September 30, 2020	659
During the twelve months ended September 30, 2021	-
During the twelve months ended September 30, 2022	54,000
$59,428

The revolving credit facility (balance at September 30, 2018 of $54.0 million) matures on November 30, 2021.

11.	COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 126,475 shares (based on the closing price of $118.60 on September 30, 2018) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2018.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide preventive and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurologically-related injuries and rehabilitation of injured workers and also operate an industrial injury prevention business. As of September 30, 2018, we operated 588 clinics in 42 states.  We also manage physical therapy facilities for third parties, primarily hospital and physicians, with 26 third-party facilities under management as of September 30, 2018.

In March 2017, we acquired a 55% interest in a company which is a leading provider of industrial injury prevention services. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that was paid, principal plus accrued interest, in September 2018.  On April 30, 2018, we purchased a 65% interest in the assets and business of another industrial injury prevention services business, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019.  The two businesses were then combined.  After the combination, the Company owns a 59.45% interest in the combined business.

During the first nine months of 2018 and the year ended 2017, we acquired the following clinic groups:

	Date	% Interest Acquired	Number of Clinics

January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

August 2018 Acquisition	August 31	70%	4

On August 31, 2018 we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and August 2020.

In addition to the above, on February 28, 2018, through one of our majority owned Clinic Partnerships, we acquired two clinic practices for an aggregate purchase price of $760,000 and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.  These practices will operate as satellites of the existing Clinic Partnership.

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice.  The purchase price for the 70% interest was $10.5 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest.  The first installment was paid in January 2018 and the second installment is due in January 2019.

On May 31, 2017, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.0 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest, the first was paid in May 2018 and the second installment is due in May 2019.

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice.  The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, the first was paid in June 2018 and the second is due in June 2019.

On October 31, 2017, we acquired a 70% interest in a nine-clinic physical therapy practice and two physical therapy management contracts with third party providers.  The purchase price for the 70% interest was $3.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest, the first was paid in October 2018 and the second installment is due in October 2019.

In addition to the clinic groups above, during the 2017 year, we purchased the assets and business of two physical therapy clinics in separate transactions.  One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Number of clinics, at the end of period	588	569	588	569
Working Days	63	63	191	191
Average visits per day per clinic	26.6	25.6	26.4	25.5
Total patient visits	979,875	914,601	2,934,515	2,729,855
Net patient revenue per visit	$105.48	$105.26	$105.60	$105.35

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

•
For the quarter ended September 30, 2018 (“2018 Third Quarter”), our Operating Results increased 34.9% to $8.1 million, or $.64 per diluted share, as compared to $6.0 million, or $.48 per diluted share, in the third quarter of 2017 (“2017 Third Quarter”).  Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, is defined below.

•
For the 2018 Third Quarter, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $8.1 million as compared to $5.2 million for the 2017 Third Quarter. Earnings per diluted share of $0.13 in the 2018 Third Quarter compares to $0.41 per diluted share for the 2017 Third Quarter.  For 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, which is charged directly to retained earnings, is included in the earnings per basic and diluted share calculation.  See the schedule below for a computation of diluted earnings per share and a reconciliation of net income attributable to our shareholders to Operating Results.

The following tables provide a detail of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. We believe providing Operating Results to investors is useful information for comparing our period-to-period results.

For 2018, Operating Results equal net income attributable to our shareholders.  Also for 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.   For 2017, Operating Results, was defined as net income attributable to common shareholders prior to charge for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charge for cost related to restatement of financials – legal and accounting, both charges net of tax.  Operating Results for the two periods are comparable, however, the calculations differ.  Management uses Operating Results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Three Months Ended September 30,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$8,102	$5,150
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(8,680)	$-
Tax effect at statutory rate (federal and state) of 26.25%	2,279	-
	$1,701	$5,150

Basic and diluted per share	$0.13	$0.41

Adjustments:
Interest expense MRNCI * - change in redemption value	-	1,247
Cost related to restatement of financials - legal and accounting	-	158
Revaluation of redeemable non-controlling interest	8,680	-
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(2,279)	(551)
Operating results	$8,102	$6,004

Basic and diluted operating results per share	$0.64	$0.48

Shares used in computation:
Basic and diluted	12,685	12,581

* Mandatorily redeemable non-controlling interest

Revenues

•
Net revenues increased $10.1 million or 9.8% from $103.0 million in the 2017 Third Quarter to $113.1 million in 2018 Third Quarter, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in revenue from physical therapy management contracts primarily due to acquired contracts and an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus a recent acquisition. Our first company in the industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition, with the two businesses then combined. See above discussion under “Executive Summary”.

•
Net patient revenues from physical therapy operations increased approximately $7.1 million, or 7.4%, to $103.4 million in the 2018 Third Quarter from $96.3 million in the 2017 Third Quarter due to an increase in total patient visits of 7.1% from 915,000 to 980,000 and an increase in the average net patient revenue per visit to $105.48 from $105.26.  Of the $7.1 million increase, $4.2 million in net patient revenues related to an increase in business of clinics opened or acquired on or prior to September 30, 2017 (“Mature Clinics”) and $2.9 million related to clinics opened or acquired after September 30, 2017 (“New Clinics”).  Revenue from physical therapy management contracts increased 12.9% to $1.9 million in the 2018 Third Quarter as compared to $1.7 million for the 2017 Third Quarter.

•
The revenue from the industrial injury prevention business increased 66.8% to $7.3 million for the 2018 Third Quarter compared to $4.4 million in the 2017 Third Quarter primarily due to internal growth ($1.3 million) and the acquisition on April 30, 2018 ($1.7 million).  Other revenue was $0.6 million in the 2018 Third Quarter and $0.7 million in 2017 Third Quarter.

Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Operating Costs

Total operating costs were $87.0 million, or 76.9% of net revenues, in the 2018 Third Quarter as compared to $81.8 million, or 79.4% of net revenues, in the 2017 Third Quarter. The $5.2 million increase was attributable to $3.7 million in operating costs related to New Clinics, and a decrease of $0.1 million related to Mature Clinics, an increase of $1.4 million in the industrial injury prevention business primarily due to the most recent acquisition and an increase of $0.2 million related to physical therapy management contracts. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $64.5 million for the 2018 Third Quarter from $60.3 million for the 2017 Third Quarter, an increase of $4.2 million. Salaries and related costs for New Clinics amounted to $1.8 million for the 2018 Third Quarter. Salaries and related costs for the industrial injury prevention business was $4.2 million in the 2018 Third Quarter compared to $3.0 million 2017 Third Quarter, an increase of $1.2 million primarily due to the recent acquisition.  For Mature Clinics, salaries and related costs decreased by $0.4 million for the 2018 Third Quarter compared to the 2017 Third Quarter. For physical therapy physical therapy management contracts, salaries and related costs increased by $1.6 million, of which $1.4 million related to new contracts, for the 2018 Third Quarter compared to the 2017 Third Quarter.  Salaries and related costs as a percentage of net revenues were 57.0% for the 2018 Third Quarter and 58.5% for the 2017 Third Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $21.7 million for the 2018 Third Quarter and $20.6 million for the 2017 Third Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $1.1 million for the 2018 Third Quarter. Rent, supplies, contract labor and other for the industrial injury prevention business increased by $0.2 million in the 2018 Third Quarter compared to the 2017 Third Quarter primarily due to the recent acquisition. For Mature Clinics, rent, supplies, contract labor and other increased by $0.2 million in the 2018 Third Quarter. For physical therapy management contracts, rent, supplies, contract labor and other decreased by $0.4 million in the 2018 Third Quarter. Rent, supplies, contract labor and other as a percentage of net revenues was 19.1% for the 2018 Third Quarter and 20.0% for the 2017 Third Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $0.9 million for both the 2018 and the 2017 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.8% for the 2018 Third Quarter and 0.9% for the 2017 Third Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.8% at September 30, 2018, as compared to 4.9% at December 31, 2017. Our day’s sales outstanding were 38 days at September 30, 2018 and 36 days at December 31, 2017.

Gross Profit

The gross profit for the 2018 Third Quarter grew by 23.0% or $4.9 million to $26.1 million, as compared to $21.2 million in the 2017 Third Quarter. The gross profit percentage was 23.1% of net revenue in the most recent period as compared to 20.6% in the 2017 Third Quarter. The gross profit percentage for our physical therapy clinics was 22.8% in the recent quarter as compared to 20.9% in the 2017 Third Quarter. The gross profit percentage on physical therapy management contracts was 9.9% in the 2018 Third Quarter as compared to 16.8% in the 2017 Third Quarter. The gross profit percentage for the industrial injury prevention business was 29.7% in the recent quarter as compared to 14.1% in the 2017 Third Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $10.6 million for the 2018 Third Quarter and $8.3 million for the 2017 Third Quarter. As a percentage of net revenues, corporate office costs were 9.4% for the 2018 Third Quarter and 8.1% for the 2017 Third Quarter.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value and earnings allocable

The Company no longer has mandatorily redeemable non-controlling interests.  As previously mentioned, due to amended partnerships agreements, the redemption values of the mandatorily redeemable non-controlling interests (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.  For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests. For 2018, any adjustments in the redemption value, net of tax, are recorded directly to retained earnings and are not reflected in the consolidated statements of income.  Although the redemption adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects these adjustments, net of tax, in the earnings per share calculation.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 Third Quarter was $1.2 million.  The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests.  For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interests, was $1.3 million in 2017 Third Quarter.

Interest Expense – debt and other

Interest expense decreased to $580,000 in the 2018 Third Quarter compared to $641,000 in the 2017 Third Quarter.   At September 30, 2018, $54.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2018 Third Quarter was $3.0 million and for the 2017 Third Quarter was $3.1 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 27.0% and 37.8%, respectively, for the 2018 Third Quarter and 2017 Third Quarter.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.3 million for both the 2018 and 2017 Third Quarters. Net income attributable to redeemable non-controlling interests (temporary equity) was $2.5 million in the 2018 Third Quarter.  See discussion above.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

•
For the nine months ended September 30, 2018 (“2018 First Nine Months”), our Operating Results increased 22.6% to $24.5 million, or $1.93 per diluted share, as compared to $20.0 million, or $1.59 per diluted share, in the first nine months of 2017 (“2017 First Nine Months”).  Operating Results, a non-GAAP measure, is defined below.

•
For the 2018 First Nine Months, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $24.5 million as compared to $14.9 million for the 2017 period. Earnings per diluted share of $0.88 in the 2018 First Nine Months compares to $1.19 per diluted share for the 2017 First Nine Months.  For 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, which is charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  See the schedule below for a computation of basic and diluted earnings per share and a reconciliation of net income attributable to our shareholders to Operating Results.

The following tables provide a detail of the basic and diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. We believe providing Operating Results to investors is useful information for comparing our period-to-period results.

For 2018, Operating Results equal net income attributable to our shareholders and, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.   For 2017, Operating Results were defined as net income attributable to common shareholders prior to charge for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charge for cost related to restatement of financials – legal and accounting, both charges net of tax.  Operating Results for the two periods are comparable, however, the calculations differ.  Management uses Operating Results, which eliminates this current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

	Nine Months Ended September 30,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$24,465	$14,907
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(18,105)	-
Tax effect at statutory rate (federal and state) of 26.25%	4,753	-
	$11,113	$14,907

Basic and diluted per share	$0.88	$1.19

Adjustments:
Interest expense MRNCI * - change in redemption value	-	7,839
Cost related to restatement of financials - legal and accounting	-	470
Revaluation of redeemable non-controlling interest	18,105	-
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(4,753)	(3,261)
Operating results	$24,465	$19,955

Basic and diluted operating results per share	$1.93	$1.59

Shares used in computation:
Basic and diluted	12,660	12,563

Revenues

•
Net revenues increased $31.7 million or 10.4% from $304.8 million in the 2017 First Nine Months to $336.5 million in the 2018 First Nine Months, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in revenue from physical therapy management contracts due to acquired contracts and an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus a recent acquisition and due to a full nine months of activity in 2018 for the business acquired in March 2017. Our first company in the industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition with the two businesses then combined.  See above discussion under “Executive Summary”.

•
Net patient revenues from physical therapy operations increased approximately $22.3 million, or 7.8%, to $309.9 million in the 2018 First Nine Months from $287.6 million in the 2017 First Nine Months due to an increase in total patient visits of 7.5% from 2,730,000 to 2,935,000 and an increase in the average net patient revenue per visit to $105.60 from $105.35. Of the $22.3 million increase, $12.7 million related to Mature Clinics and $9.6 million related to New Clinics. Revenue from physical therapy management contracts increased 22.1% to $6.3 million in the 2018 First Nine Months as compared to $5.1 million for the 2017 First Nine Months.

•
The revenue from the industrial injury prevention business was $18.4 million for the 2018 First Nine Months as compared to $10.2 million in the 2017 First Nine Months due to internal growth and the recent acquisition. Other revenue was $2.0 million in the 2018 First Nine Months and $1.8 million in the 2017 First Nine Months.

Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Operating Costs

Total operating costs were $260.1 million, or 77.3% of net revenues, in the 2018 First Nine Months as compared to $238.4 million, or 78.2% of net revenues, in the 2017 First Nine Months. The $21.7 million increase was attributable to $8.8 million in operating costs related to New Clinics, an increase of $5.4 million related to Mature Clinics, an increase of $5.2 million related to the industrial injury prevention business primarily due to the most recent acquisition and a full nine months of activity in 2018 for the business acquired in March 2017 versus four months in 2017 and an increase of $2.3 million related to physical therapy management contracts. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $191.4 million for the 2018 First Nine Months from $174.9 million for the 2017 First Nine Months, an increase of $16.5 million. Salaries and related costs for New Clinics amounted to $6.1 million for the 2018 First Nine Months. Salaries and related costs for the industrial injury prevention business increased by $4.2 million in the 2018 First Nine Months compared to the 2017 First Nine Months due to the recent acquisition and nine months of activity in the 2018 period versus four months in the 2017 period.  See above discussion under “Executive Summary” related to the acquisition and combining of the industrial injury prevention business.  For Mature Clinics, salaries and related costs increased by $4.1 million for the 2018 First Nine Months compared to the 2017 First Nine Months. For physical therapy management contracts, salaries and related costs increased by $2.1 million for the 2018 First Nine Months compared to the 2017 First Nine Months.  Salaries and related costs as a percentage of net revenues were 56.9% for the 2018 First Nine Months and 57.4% for the 2017 period.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $65.6 million for the 2018 First Nine Months and $60.7 million for the 2017 First Nine Months. For New Clinics, rent, supplies, contract labor and other amounted to $2.7 million for the 2018 First Nine Months. Rent, supplies, contract labor and other for the industrial injury prevention business increased by $1.0 million in the 2018 First Nine Months compared to the 2017 First Nine Months due to the recent acquisition and nine months of activity in the 2018 period versus four months in the 2017 period.  See above discussion under “Executive Summary” related to the acquisition and combining of the industrial injury prevention business.  For Mature Clinics, rent, supplies, contract labor and other increased by $1.6 million in the 2018 First Nine Months. For physical therapy management contracts, rent, supplies, contract labor and other decreased by $0.4 million in the 2018 First Nine Months.  Rent, supplies, contract labor and other as a percentage of net revenues was 19.5% for the 2018 First Nine Months and 19.9% for the 2017 First Nine Months.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.1 million for the 2018 First Nine Months and $2.7 million for the 2017 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was approximately 1.0% for both the 2018 First Nine Months and the 2017 First Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.8% at September 30, 2018, as compared to 4.9% at December 31, 2017. Our day’s sales outstanding were 38 days at September 30, 2018 and 36 days at December 31, 2017.

Gross Profit

The gross profit for the 2018 First Nine Months grew by 15.0% or $10.0 million to $76.4 million, as compared to $66.4 million in the 2017 First Nine Months. The gross profit percentage was 22.7% of net revenue in the most recent period as compared to 21.8% for the 2017 First Nine Months. The gross profit percentage for our physical therapy clinics was 22.6% in the 2018 First Nine Months as compared to 22.2% in the 2017 First Nine Months. The gross profit percentage on physical therapy management contracts was 22.0% in the 2018 First Nine Months as compared to 13.1% in the 2017 First Nine Months. The gross profit percentage for the industrial injury prevention business was 24.2% for the 2018 First Nine Months as compared to 14.5% for the four months of operation in the 2017 period.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $30.9 million for the 2018 Third Quarter and $25.7 million for the 2017 First Nine Months. As a percentage of net revenues, corporate office costs were 9.2% for the 2018 First Nine Months and 8.4% for the 2017 First Nine Months.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value and earnings allocable

The Company no longer has mandatorily redeemable non-controlling interests.  As previously mentioned, due to amended partnerships agreements, the redemption values of the mandatorily redeemable non-controlling interests (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.  For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests. For 2018, any adjustments in the redemption value, net of tax, are recorded directly to retained earnings and are not reflected in the consolidated statements of income.  Although the redemption adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects these adjustments, net of tax, in the earnings per share calculation.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 First Nine Months was $7.8 million.  The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of the Company’s partnerships as compared to the prior quarter.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests.  For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interests, was $4.4 million in 2017 First Nine Months.

Interest Expense – debt and other

Interest expense increased to $1.7 million in the 2018 First Nine Months compared to $1.6 million in the 2017 First Nine Months due to a higher average effective interest rate, inclusive of unused fees, outstanding under our Amended Credit Agreement.  At September 30, 2018, $54.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2018 First Nine Months was $8.7 million and for the 2017 First Nine Months was $8.0 million both inclusive of the reduction of $0.7 million and $1.1 million, respectively, for the excess tax benefit, which is a component of the provision for income taxes, related to equity compensation.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 26.3% and 35.0%, respectively, for the 2018 First Nine Months and 2017 First Nine Months.

Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $3.9 million for the 2018 First Nine Months and $4.1 million for the 2017 First Nine Months. Net income attributable to redeemable non-controlling interests (temporary equity) was $6.8 million in the 2018 First Nine Months.  See discussion above.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2018 and December 31, 2017, we had $32.2 million and $21.9 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least September 2019. Significant acquisitions would likely require additional financing.

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

Cash and cash equivalents increased by $10.3 million from December 31, 2017 to September 30, 2018.  During the nine months ended September 30, 2018, $54.0 million was provided by operations. The major uses of cash for investing and financing activities included: purchase of businesses ($16.3 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($10.5 million), cash dividend paid to shareholders ($8.7 million), purchases of fixed assets ($5.3 million), payments on notes payable ($2.3 million), purchases of non-controlling interests ($0.3 million), and payments to settle mandatorily redeemable non-controlling interests ($0.3 million).

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

On August 31, 2018 we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and August 2020.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for nine months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the account receivable has been outstanding for at least 120 days.

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2018 relate to certain of the acquisitions of businesses, purchases of non-controlling interests and settlements of mandatorily redeemable non-controlling interests that occurred in 2015 through September 2018. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.0% per annum, subject to adjustment. At September 30, 2018, the balance on these notes payable was $5.4 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of September 30, 2018, we have accrued $6.7 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2018, there are currently an additional estimated 126,475 shares (based on the closing price of $118.60 on September 30, 2018)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2018.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2018, $54.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2018, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $540,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 7, 2018	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith