Form 10-K
period 2018-12-31
U S PHYSICAL THERAPY INC /NV
filed 2019-03-18
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2018 was $761.9 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2019, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,761,092.

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

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber attacks;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (“we”, “us”, “our” or the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 49% to 99% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). Also, we have a majority interest in a company, which is a leading provider of industrial injury prevention. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to develop outpatient physical therapy clinics and to acquire single and multi-clinic outpatient physical therapy practices on a national basis. At December 31, 2018, we operated 591 clinics in 42 states. The average age of the 591 clinics in operation at December 31, 2018 was 10.0 years. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Washington, Oregon, Florida, Maryland, Georgia, Pennsylvania and Arizona. In addition to our 591 clinics, at December 31, 2018, we also managed 28 physical therapy practices for unrelated physician groups and hospitals and operated the industrial injury prevention business, as described above.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

In March 2017, we purchased a 55% interest in our initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses. After the combination, we own a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

In addition to the multi-clinic acquisitions above, on February 28, 2018, we, through several of our majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnership.

Also, during the year of 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships. In addition to the 2016 multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their respective acquisition.

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. We also look for therapists with whom to establish new, de novo clinics to be owned jointly by us and such therapists. In these situations, the therapist is typically offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2019, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

We were re-incorporated in April 1992 under the laws of the State of Nevada and have operating subsidiaries organized in various states in the form of limited partnerships, limited liability companies and wholly-owned corporations. This description of our business should be read in conjunction with our financial statements and the related notes contained in Item 8 in this Annual Report on Form 10-K. Our principal executive offices are located at 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas, 77042. Our telephone number is (713) 297-7000. Our website is www.usph.com.

OUR CLINICS

Most of our clinics are operated as Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2018, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 49% to 99% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

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

FACTORS INFLUENCING DEMAND FOR THERAPY SERVICES

We believe that the following factors, among others, influence the growth of outpatient physical therapy services:

Economic Benefits of Therapy Services. Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations, businesses and industries, continuously seek cost savings for traditional healthcare services. We believe that our therapy services provide a cost-effective way to prevent short-term disabilities from becoming chronic conditions, to help avoid invasive procedures, to speed recovery from surgery and musculoskeletal injuries and eliminate or minimize the need for opioids.

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

The following table shows our payor mix for the years ended:

	December 31, 2018		December 31, 2017		December 31, 2016
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Programs	$134,748	32.3%	$120,773	31.0%	$94,861	27.2%
Commercial Health Insurance	72,786	17.4%	79,968	20.5%	84,784	24.3%
Medicare/Medicaid	117,554	28.1%	103,713	26.7%	89,743	25.7%
Workers’ Compensation Insurance	59,942	14.4%	55,364	14.2%	56,478	16.2%
Other	32,673	7.8%	29,408	7.6%	22,973	6.6%
Total	$417,703	100.0%	$389,226	100.0%	$348,839	100.0%

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

During the year ended December 31, 2018, approximately 29.7% of our visits and 28.1% of our net patient revenues were from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2019 will determine the payment adjustment in 2021. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an alternate payment model (“APM”), (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus in the corresponding payment year. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments will be subject to future notice and comment rule-making.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2018, net patient revenue from Medicare accounted for approximately $103.6 million.

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

The OIG also has issued special fraud alerts and special advisory bulletins to remind the provider community of the importance and application of certain aspects of the Fraud and Abuse Law. One of the OIG special fraud alerts related to the rental of space in physician offices by persons or entities to which the physicians refer patients. The OIG’s stated concern in these arrangements is that rental payments may be disguised kickbacks to the physician-landlords to induce referrals. We rent clinic space for some of our clinics from referring physicians and have taken the steps that we believe are necessary to ensure that all leases comply to the extent possible and applicable, with the space rental Safe Harbor to the Fraud and Abuse Law.

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

When a clinic opens, we provide a package of compliance materials containing manuals and detailed instructions for meeting Medicare Conditions of Participation Standards and other compliance requirements. During follow up training with the director/administrator of the clinic, compliance department staff explain various details regarding requirements and compliance standards. Compliance staff will remain in contact with the director/administrator while the clinic is implementing compliance standards and will provide any assistance required. All new office managers receive training (including Medicare, regulatory and corporate compliance, insurance billing, charge entry and transaction posting and coding, daily, weekly and monthly accounting reports) from the training staff at the corporate office. The corporate compliance group will assist in continued compliance, including guidance to the clinic staff with regard to Medicare certifications, state survey requirements and responses to any inquiries from regulatory agencies.

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

Corporate Integrity Agreement. We also perform certain additional compliance related functions pursuant to the Corporate Integrity Agreement (“Corporate Integrity Agreement” or “CIA”) that we entered into with the OIG. The CIA, which became effective as of December 21, 2015, outlines certain specific requirements relating to compliance oversight and program implementation, as well as periodic reporting. In addition, pursuant to the CIA, an independent review organization annually will perform a Medicare billing and coding audit on a small group of randomly selected Company clinics. Our Company Compliance Program has been modified so as to comply with the requirements of the CIA. The term of the CIA is five years.

The CIA was entered into as part of the settlement by one of our Subsidiaries with the U. S. Department of Justice related to certain Medicare billings that occurred between 2007 and 2009 at a single outpatient physical therapy clinic. The settlement resolved claims relating to whether certain physical therapy services provided to a limited number of Medicare patients at the clinic satisfied all of the criteria for payment by the Medicare program, including proper supervision of physical therapist assistants. The Subsidiary paid $718,000 in 2015 to resolve the matter, and we and the Subsidiary entered into the CIA. The Subsidiary no longer conducts any business.

EMPLOYEES

At December 31, 2018, we employed approximately 4,600 people, of which approximately 3,100 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business—Regulation and Healthcare Reform” and “Business – Compliance Program” in Item 1.

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

The Company’s CIA imposes certain compliance related functions and reporting obligations on us. In addition, the CIA requires us to engage an independent review organization to conduct annual audits of randomly selected Company clinics in order to review compliance with federal requirements relating to the proper billing and coding for claims. While our facilities intend to comply with the federal requirements for properly coding and billing claims for reimbursement, there can be no assurance that these audits will determine that all applicable requirements are fully met at the clinics that are reviewed. In addition, a failure to fully comply with the requirements of the CIA may subject us to the assessment of fines and penalties, or exclusion from participation in the Medicare program. These consequences could have a materially adverse effect on our Company.

Decreases in Medicare reimbursement rates and payment reductions applied to the second and subsequent therapy services may adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2019 will determine the payment adjustment in 2021. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an alternate payment model (“APM”), (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus in the corresponding payment year. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments will be subject to future notice and comment rule-making.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS is was required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims have to report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For year ended December 31, 2018, net patient revenue from Medicare were approximately $103.6 million.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2018, approximately 71.9% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 28.1% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

We have established policies and procedures in an effort to ensure compliance with these privacy related requirements. However, if there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.

Some states prohibit the “corporate practice of therapy” that restricts business corporations from providing physical therapy services through the direct employment of therapist physicians or from exercising control over medical decisions by therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ therapists to furnish professional services. Those professional corporations may be managed by business corporations, such as the Company.

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

We believe that our current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers.

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

We may be adversely affected by a security breach, such as a cyber-attack, which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.

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

Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber-attacks, or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. If, however, we or our third-party vendors experience a breach, loss, or other compromise of unsecured protected health information or other personal information, such an event could result in significant civil and criminal penalties, lawsuits, reputational harm, and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.

Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber-attacks. A cyber-attack that bypasses our information technology security systems, or those of our third-party vendors, could result in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent mitigation activities, or regulatory action taken as a result of such incident. We provide our employees training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.

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

At December 31, 2018, we had reserved approximately 400,000 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in April 2023. We currently lease approximately 40,777 square feet of space (including allocations for common areas) at our executive offices.

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

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 15, 2019, there were 69 holders of record of our outstanding common stock.

DIVIDENDS

On March 5, 2019, the Board of Directors declared a dividend of $0.27 per share on all shares of common stock issued and outstanding to those shareholders of record on March 20, 2019 payable on April 19, 2019. During 2018, we paid a regular quarterly dividend of $0.23 per share totaling $0.92 per share, which amounted to a total of aggregate cash payments of dividend to holders of our common stock in 2018 of approximately $11.7 million. During 2017, we paid a regular quarterly dividend of $0.20 per share totaling $0.80 per share, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2017 of approximately $10.1 million. During 2016, we paid a quarterly dividend of $0.17 per share totaling $0.68 per share for 2016, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2016 of approximately $8.5 million. We are currently restricted from paying dividends in excess of $20,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

FIVE YEAR PERFORMANCE GRAPH

The performance graph and related description shall not be deemed incorporated by reference into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference. In addition, the performance graph and the related description shall not be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C.

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2013 through December 31, 2018. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2013 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2018

325
300
275
250
225
200
175
150
125
100
75
INDEX
12/13
12/14
12/15
12/16
12/17
12/18
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/13	12/14	12/15	12/16	12/17	12/18
U.S. Physical Therapy, Inc.	100	119	152	199	205	290
NYSE Composite	100	104	98	106	123	109
NYSE Healthcare Index	100	117	121	116	139	148
ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Net revenues	$453,911	$414,051	$356,546	$331,302	$305,074
Operating income	$60,314	$54,728	$49,533	$47,294	$45,768

Gain on derecognition of debt	$1,846	$—	$—	$—	$—
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	$—	$12,894	$6,169	$2,670	$2,978
Mandatorily redeemable non-controlling interests - earnings allocable	$—	$6,055	$4,057	$3,538	$3,388
Debt and other	$2,042	$2,111	$1,252	$1,031	$1,088
Total interest expense	$2,042	$21,060	$11,478	$7,239	$7,454
Net income	$48,842	$27,724	$26,268	$26,489	$25,314
Net income attributable to non-controlling interests	$13,969	$5,468	$5,717	$5,874	$6,183
Net income attributable to USPH shareholders	$34,873	$22,256	$20,551	$20,615	$19,131

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Per share net income attributable to USPH shareholders:
Basic and diluted	$1.31	$1.76	$1.64	$1.66	$1.57
Dividends declared and paid per common share	$0.92	$0.80	$0.68	$0.60	$0.48
	On December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Total assets	$443,166	$418,982	$351,231	$303,757	$268,377
Mandatorily redeemable non-controlling interests	$—	$327	$69,190	$45,974	$40,371
Long-term debt, less current portion	$38,402	$56,728	$50,596	$48,335	$34,734
Working capital	$37,268	$37,530	$41,347	$41,193	$29,347
Current ratio	1.89	1.95	2.68	3.17	2.15
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2018, we operated 591 clinics in 42 states. The average age of our clinics at December 31, 2018 was 10.0 years. In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 28 such third-party facilities under management as of December 31, 2018.

In March 2017, we purchased a 55% interest in our initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses. After the combination, we own a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

In addition to the above acquired interests in the industrial injury prevention businesses, during 2018, 2017 and 2016, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

Besides the multi-clinic acquisitions above, on February 28, 2018, we, through several of our majority owned Clinic Partnerships, acquired five separate clinic practices. These practices will operate as satellites of the respective existing Clinic Partnership.

Also, during the year of 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships. In addition to the multi-clinic acquisitions, we acquired two single clinic practices in separate transactions during 2016.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their respective acquisition. We intend to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenue Recognition.

Revenues are recognized in the period in which services are rendered. Net patient revenues consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as we provide physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. We have agreements with third-party payors that provide for payments to us at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Management contract revenues, which are included in other revenues in the consolidated statements of net income, are derived from contractual arrangements whereby we manage a clinic owned by a third party. We do not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred.

Revenues from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration we expect to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenues include services we provide on-site, such as schools and industrial worksites, for physical or occupational therapy services, and athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between us and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time, when the services are performed.

In May 2014, March 2016, April 2016, and December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively the “standards”), respectively, which supersede most of the current revenue recognition requirements (“ASC 606”). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We implemented the new standards beginning January 1, 2018 using a modified retrospective transition method. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration we experience are amounts for services provided that are ultimately not realizable from a customer. There were no changes to revenues or other revenues upon implementation. Under the new standards, our estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third party payors (e.g. insurers, managed care programs, government programs, workers’ compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue – contractual allowance.

We determine allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts we estimate to be collectible.

The following table details the revenue related to the various categories.

	Year Ended December 31,
	2018	2017	2016
Patient revenues	$417,703	$389,226	$348,839
Management contract revenues	8,339	6,275	5,535
Industrial injury prevention services revenues	25,466	14,908	—
Other revenues	2,403	3,642	2,172
	$453,911	$414,051	$356,546

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2018. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1,081,410 for the year ended December 31, 2018. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2018, 2017 and 2016 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2018	2017
Gross patient accounts receivable	$108,141	$108,667
Less contractual allowances	60,718	61,687
Subtotal - accounts receivable	47,423	46,980
Less allowance for doubtful accounts	2,672	2,273
Net patient accounts receivable	$44,751	$44,707

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2018			December 31, 2017
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans.	$14,852	$2,263	$17,115	$15,150	$2,120	$17,270
Medicare/Medicaid..	10,026	1,736	11,762	10,021	1,511	11,532
Workers Compensation*	7,056	1,339	8,395	7,767	1,243	9,010
Self-pay	4,497	3,748	8,245	3,837	3,185	7,022
Other**	945	961	1,906	1,586	560	2,146
Totals	$37,376	$10,047	$47,423	$38,361	$8,619	$46,980
*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount to be recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1, 2018. As a result, we revalued our deferred tax assets and liabilities. Based on a review and analysis as of December 31, 2017, we estimated a reduction in our net deferred tax liabilities of $4.3 million thereby reducing our provision for income taxes by such amount for the 2017 year.

We do not believe that we have any significant uncertain tax positions at December 31, 2018, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2018 and 2017.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We evaluate indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2018, 2017 and 2016, we had six regions. In addition to the six regions, in 2017 and 2018, the impairment test included a separate analysis for the industrial injury prevention business.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2018, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2018, 2017 and 2016 did not result in any goodwill amounts that were deemed impaired. In 2017, we wrote off the goodwill of $0.5 million related to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Redeemable Non-Controlling Interests – The non-controlling interests that are reflected as redeemable non-controlling interests in our consolidated financial statements consist of those owners, including us, who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). The Put Right or Call Right may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

On the date we acquire a controlling interest in a partnership and the limited partnership agreement for such partnerships contains redemption rights not under our control, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests. Then, in each reporting period thereafter until it is purchased by us, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. We record any adjustment in the redemption value, net of tax, directly to retained earnings and not in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that we reflect the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated income statement. We believe the redemption value (i.e. the carrying amount) and fair value are the same.

Mandatorily Redeemable Non-Controlling Interests – The non-controlling interests that were reflected as mandatorily redeemable non-controlling interests in the consolidated financial statements are subject to Required Redemption (as defined in Footnote 6 – Mandatorily Redeemable Non-Controlling Interest), whether currently exercisable or not, and which currently, or in the future, require that we purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The Required Redemption is triggered at such time as both of the following events have occurred: 1) termination of the holder’s employment with NewCo (as defined in Footnote 6– Mandatorily Redeemable Non-Controlling Interest), regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the applicable limited partnership agreement.

Effective December 31, 2017, we entered into amendments to our limited partnership agreements for our acquired partnerships replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. We accounted for the amendment of the limited partnership agreements as an extinguishment of the outstanding mandatorily redeemable non-controlling interests, which were classified as liabilities, through the issuance of new redeemable non-controlling interests classified in temporary equity. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40-2, we removed the outstanding liabilities at their carrying amounts, recognized the new temporary equities at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. On December 31, 2017, the remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by us in January 2018.

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

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2018	Year ended December 31, 2018
2017	Year ended December 31, 2017
2016	Year ended December 31, 2016
New Clinics	Clinics opened or acquired during the year ended December 31, 2018
Mature Clinics	Clinics opened or acquired prior to January 1, 2018
2017 New Clinics	Clinics opened or acquired during the year ended December 31, 2017
2017 Mature Clinics	Clinics opened or acquired prior to January 1, 2017
2016 New Clinics	Clinics opened or acquired during the year ended December 31, 2016
2016 Mature Clinics	Clinics opened or acquired prior to January 1, 2016
2015 New Clinics	Clinics opened or acquired during the year ended December 31, 2015

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2018	2017	2016
Number of clinics, at the end of period	591	578	540
Working Days	255	254	255
Average visits per day per clinic	26.6	25.9	25.0
Total patient visits	3,957,534	3,705,226	3,316,729
Net patient revenue per visit	$105.55	$105.05	$105.18

RESULTS OF OPERATIONS

FISCAL YEAR 2018 COMPARED TO FISCAL 2017

•	Net revenues increased $39.8 million, or 9.6%, from $414.1 million in 2017 to $453.9 million in 2018, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus an acquisition and an increase in revenue from management contracts due to acquired contracts. Our first company in the industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, the Company made a second acquisition.
•	For the year ended December 31, 2018, our Operating Results increased 28.1% to $33.5 million, or $2.65 per diluted share, as compared to $26.2 million, or $2.08 per diluted share, for the 2017 year. Operating Results (as defined below), a non-generally accepted accounting principles (“non-GAAP”) measure, for the 2018 fourth quarter and for the 2018 year, equals net income attributable to our shareholders excluding gain on derecognition of debt, net of taxes. For the 2017 fourth quarter and 2017 year, Operating Results is defined as net income attributable to our shareholders prior to the benefit due to the revaluation of deferred tax assets and liabilities due to the 2017 Tax Cuts and Jobs Act (“TCJA”), and prior to charges for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charges for costs related to restatement of financials – legal and accounting, both charges net of tax. See table below.
•	For the year ended December 31, 2018, our net income attributable to its shareholders, in accordance with GAAP, was $34.9 million, $1.31 per share, as compared to $22.3 million, or $1.76 per share, for the 2017 year. For both periods of 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but rather charged directly to retained earnings, but is included in the earnings per basic and diluted share calculation. See table below.

•	For 2018, our Adjusted EBITDA increased by 7.1% to $62.1 million from $57.9 million in 2017. See definition and reconciliation of Adjusted EBITDA in the following table.
	Year Ended December 31,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$34,873	$22,256
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(24,770)	(201)
Tax effect at statutory rate (federal and state) of 26.25%	6,502	75
	$16,605	$22,130

Basic and diluted per share	1.31	$1.76

Adjustments:
Tax benefit - revaluation of deferred tax assets and liabilities	—	(4,325)
Gain on derecognition of debt	(1,846)	—
Interest expense MRNCI* - change in redemption value	—	12,894
Cost related to restatement of financials - legal and accounting	—	670
Revaluation of redeemable non-controlling interest	24,770	201
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(6,018)	(5,405)
Operating results	$33,511	$26,165

Basic and diluted operating results per share	$2.65	$2.08

Shares used in computation:
Basic and diluted	12,666	12,570
	Year Ended December 31,
	2018	2017
Net income attributable to USPH shareholders	$34,873	$22,256

Adjustments:
Depreciation and amortization	9,755	9,710
Gain on derecognition of debt	(1,846)	—
Interest income	(93)	(88)
Interest expense MRNCI* - change in redemption value	—	12,894
Interest expense - debt and other	2,042	2,111
Provision for income taxes	11,369	6,032
Equity-based awards compensation expense	5,939	5,032

Adjusted EBITDA	$62,039	$57,947
*	Mandatorily redeemable non-controlling interests

The above table details the calculation of basic and diluted earnings per share attributable to our shareholders and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results, non-GAAP measures defined below. We believe providing Operating Results and Adjusted EBITDA are useful information to our investors for the purposes of comparing our period-to-period results. In addition, we believe that providing Operating Results allows our investors to compare our results with other similar businesses since most do not have redeemable instruments and therefore have different liability and equity structures. We use Operating Results, which eliminates the MRNCI – change in redemption which is a current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period. Adjusted EBITDA is defined as earnings before gain on derecognition of debt, interest income, interest expense – mandatorily redeemable non-controlling interests – change in redemption value, interest expense – debt and other, taxes, depreciation, amortization and equity-based awards compensation expense.

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Operating Results and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

Net Patient Revenues

•	Net patient revenues increased to $417.7 million for 2018 from $389.2 million for 2017, an increase of $28.5 million, or 7.3%. The increase in net patient revenues of $28.5 million consisted of an increase of $4.7 million from New Clinics and $23.8 million from Mature Clinics. During 2018, we acquired one multi-clinic group consisting of four clinics and five other single clinic practices for a total of 9 clinics. The net patient revenues from acquired clinics are included in our results of operations since the respective date of their acquisition. See above table and discussion under “—Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 3,958,000 for 2018 from 3,705,000 for 2017. The growth in patient visits was attributable to 43,000 visits in New Clinics and an increase of 210,000 visits for Mature Clinics primarily due to 2017 New Clinics.
•	The average net patient revenue per visit slightly increased to $105.55 in 2018 from $105.05 in 2017.
•	Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate monthly, relating to patient discounts from certain payors. Payments received under these contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates of the clinics.

Other Revenues

Other revenues, consisting primarily of industrial injury prevention business and management fees revenue, increased by $11.4 million, from $24.8 million in 2017 to $36.2 million in 2018. The revenues from the recently acquired industrial injury prevention business were $25.5 million in 2018 and $14.9 million in 2017. Revenues from management contracts were $8.3 million for 2018 as compared to $7.4 million for 2017. Other miscellaneous revenue was $2.4 million for 2018 and $2.5 million for 2017.

Operating Costs

Operating costs were $352.2 million, or 77.6% of net revenues, for 2018 and $323.4 million, or 78.1% of net revenues, for 2017. The dollar increase was attributable to $5.3 million in operating costs for New Clinics, an additional $15.1 million related to a Mature Clinics, $7.4 million related to the addition of the industrial injury prevention business, and an increase of $1.0 million related to management contracts. The 2017 closure costs of $0.6 million, included in operating costs, are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract. (See table detailing acquisition dates above under – “Executive Summary”). Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $259.2 million for 2018 from $237.1 million for 2017, an increase of $22.1 million, or 9.3%. Approximately $3.3 million of the increase was attributable to New Clinics, $12.6 million of the increase was due to higher costs at various Mature Clinics primarily due to an increase in salaries and related costs in 2017 New Clinics which had a full year of activity in 2018, $5.4 million was due to higher salary costs at the industrial injury prevention businesses primarily due to the acquisition in April of 2018 and $0.8 million related to management contracts. Salaries and related costs as a percentage of net revenues was 57.1% for 2018 and 57.3% for 2017.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $88.4 million for 2018 from $82.1 million for 2017, an increase of $6.3 million, or 7.7%. Approximately $1.9 million of the increase was attributable to New Clinics, $1.7 million of the increase was due to higher costs at various Mature Clinics, $1.7 million was due to the industrial injury prevention businesses primarily due to the acquisition in April of 2018 and $1.0 million related to management contracts. For 2018, New Clinics accounted for approximately $1.9 million of the increase, the industrial injury prevention business accounted for approximately $0.7 million and 2017 New Clinics accounted for approximately $3.7 million of the increase due to a full year of activity. Rent, supplies, contract labor and other costs as a percent of net revenues was 19.5% for 2018 and 19.8% for 2017.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $4.6 million for 2018 and $3.7 million for 2017. As a percentage of net patient revenues, the provision for doubtful accounts was 1.0% for 2018 and 0.9% for 2017.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 5.6% at December 31, 2018 and 4.9% at December 31, 2017. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 37 days at December 31, 2018 and 36 days at December 31, 2017. Net patient receivables in the amount of $3.9 million and $3.3 million were written-off in 2018 and 2017, respectively.

Closure Costs

For 2018 and 2017, closure costs amounted to a credit of $9,000 and a charge of $599,000, respectively. As previously mentioned, the 2017 closure costs are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Gross Profit

The gross profit in 2018 grew by 12.2% or $11.1 million to $101.7 million, as compared to $90.6 million in 2017. The gross profit percentage grew to 22.4% of net revenue in the recent year as compared to 21.9% for 2017. The gross profit percentage for our physical therapy clinics was 22.7% for 2018 as compared to 22.5% for 2017. The gross profit percentage on management contracts was 12.1% for 2018 as compared to 14.9% for 2017. The gross profit percentage for the industrial injury prevention business was 20.4% for 2018 as compared to 13.3% for 2017.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $41.3 million for 2018 and $35.9 million for 2017. The dollar increase is primarily due to increases in salaries, benefits and equity based compensation. Corporate office costs as a percentage of net revenues were 9.1% for 2018 and 8.7% in 2017.

Interest Expense—mandatorily redeemable non-controlling interest – change in redemption value.

We no longer have mandatorily redeemable non-controlling interests. As previously mentioned, due to amended partnerships agreements, the redemption values of the mandatorily redeemable non-controlling interests (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. For 2017, the earnings and liabilities attributable to mandatorily redeemable non-controlling interests were recorded within the consolidated statements of income line item: Interest expense—mandatorily redeemable non-controlling interests—earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests. For 2018, any adjustments in the redemption value, net of tax, are recorded directly to retained earnings and are not reflected in the consolidated statements of income. Although the redemption adjustments are not reflected in the consolidated statements of income, current accounting rules require that we reflect these adjustments, net of tax, in the earnings per share calculation.

Interest Expense mandatorily redeemable non-controlling interest – change in redemption value for the 2017 year was $12.9 million. The change in redemption value for acquired partnerships was based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period. This change is directly related to an increase or decrease in the profitability and underlying value of our partnerships as compared to the prior year.

Interest Expense—mandatorily redeemable non-controlling interest – earnings allocable.

For 2018, the amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income in the line item – Net income attributable to non-controlling interests. For 2017, interest expense – mandatorily redeemable non-controlling interest – earnings allocable, which represent the portion of earnings allocable to the holders of mandatorily redeemable non-controlling interests, was $6.1 million.

Interest Expense—debt and other

Interest expense – debt and other was $2.0 million for 2018 and $2.1 million for 2017. At December 31, 2018, $38.0 million was outstanding under our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Gain on Derecognition of Debt

Gain on derecognition of debt was $1.8 million for the year 2018 as a liability relating to some former physical therapy partners is no longer deemed payable.

Provision for Income Taxes

The provision for income tax in 2018 was $11.4 million, inclusive of a $0.5 million benefit related to the reconciliation of the 2017 federal and state returns to our book provision. Without this benefit, the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 25.7%. The income tax expense in 2017 was $6.0 million. Included in 2017 is a tax benefit of $4.3 million due to the revaluation of deferred tax assets and liabilities due to the TCJA. Also, included in 2017 was a charge of $0.3 million related to a detailed reconciliation of the federal and state taxes payable and receivable accounts along with federal and state deferred tax assets and liability accounts at December 31, 2016. Without this reconciliation charge and prior to the $4.3 million tax benefit, the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest was 35.6%. As reported, the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 24.6% in 2018 and 21.3% in 2017.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $13.9 million in 2018 and $5.5 million in 2017. Net income attributable to non-controlling interests (permanent equity) was $5.5 million in 2018 as compared to $5.2 million in 2017. Net income attributable to redeemable non-controlling interests (temporary equity) was $8.4 million in 2018 and $0.2 million in 2017.

FISCAL YEAR 2017 COMPARED TO FISCAL 2016

•	Net revenues increased 16.1% from $356.5 million in 2016 to $414.1 million in 2017, primarily due to an increase in total patient visits of 11.7% from 3,317,000 to 3,705,000, higher revenues from management contracts and revenues from the industrial injury prevention business acquired in March 2017.
•	For the year ended December 31, 2017, Operating Results increased 7.7% to $26.2 million as compared to $24.3 million in 2016. Diluted earnings per share from Operating Results was $2.08 in 2017 as compared to $1.94 in 2016. Operating Results, a non-generally accepted accounting principles (“non-GAAP”) measure, are defined as net income attributable to common shareholders prior to interest expense – mandatorily redeemable non-controlling interests – change in redemption value and costs related to restatement of financials, both net of tax, and the tax benefit of revaluation of deferred tax assets and liabilities due to the TCJA. See table below.
•	For the year ended December 31, 2017, our net income attributable to our shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $22.3 million, or $1.76 per diluted share, as compared to $20.6 million, or $1.64 per diluted share, for the 2016 year. Included in the quarter and year ended December 31, 2017 is a tax benefit of $4.3 million related to the revaluation of deferred tax assets and liabilities due to the TCJA. See table on next page.
•	For 2017, the Company’s Adjusted EBITDA increased by 8.2% to $57.9 million from $53.5 million in 2016. See definition and reconciliation of Adjusted EBITDA below.
	Year Ended December 31,
	2017	2016
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$22,256	$20,551
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(201)	—
Tax effect at statutory rate (federal and state) of 26.25%	75	—
	$22,130	$20,551

Basic and diluted per share	$1.76	$1.64

Adjustments:
Tax benefit - revaluation of deferred tax assets and liabilities	(4,325)	—
Gain on derecognition of debt	—	—
Interest expense MRNCI* - change in redemption value	12,894	6,169
Cost related to restatement of financials - legal and accounting	670	—
Revaluation of redeemable non-controlling interest	201	—
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(5,405)	(2,421)
Operating results	$26,165	$24,299

Basic and diluted operating results per share	$2.08	$1.94

Shares used in computation:
Basic and diluted	12,570	12,500

	2017	2016
Net income attributable to USPH shareholders	$22,256	$20,551

Adjustments:
Depreciation and amortization	9,710	8,779
Gain on derecognition of debt	—	—
Interest income	(88)	(93)
Interest expense MRNCI* - change in redemption value	12,894	6,169
Interest expense - debt and other	2,111	1,252
Provision for income taxes	6,032	11,880
Equity-based awards compensation expense	5,032	4,962

Adjusted EBITDA	$57,947	$53,500
*	Mandatorily redeemable non-controlling interests

The above table details the calculation of basic and diluted earnings per share attributable to our shareholders and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results, a non-GAAP measure defined below. We believe providing Operating Results and Adjusted EBITDA is useful information to our investors for the purposes of comparing our period-to-period results. In addition, we believe that providing Operating Results allows our investors to compare our results with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures. We use Operating Results, which eliminates the MRNCI – change in redemption which is a current non-cash item that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period. Adjusted EBITDA is defined as earnings before gain on derecognition of debt, interest income, interest expense – mandatorily redeemable non-controlling interests – change in redemption value, interest expense – debt and other, taxes, depreciation, amortization and equity-based awards compensation expense.

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Operating Results and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in our consolidated financial statements.

Net Patient Revenues

•	Net patient revenues increased to $389.2 million for 2017 from $348.8 million for 2016, an increase of $40.4 million, or 11.6%. The increase in net patient revenues of $40.4 million consisted of an increase of $19.3 million from 2017 New Clinics and $21.1 million from 2017 Mature Clinics. During 2017, we acquired four multi-clinic groups for a total of 39 clinics. The net patient revenues from these multi-clinic groups are included in our results of operations since the respective date of their acquisition. See above table under “—Executive Summary” detailing our multi-clinic acquisitions.
•	Total patient visits increased to 3,705,000 for 2017 from 3,317,000 for 2016. The growth in patient visits was attributable to 229,000 visits in 2017 New Clinics primarily due to the acquisitions in 2016 and an increase of 159,000 visits for 2017 Mature Clinics primarily due to 2016 New Clinics.
•	The average net patient revenue per visit slightly decreased to $105.05 in 2017 from $105.18 in 2016.

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

Other Revenues

Other revenues, consisting primarily of management fees, increased by $1.9 million, from $5.5 million in 2016 to $7.4 million in 2017.

Operating Costs

Operating costs were $323.4 million, or 78.1% of net revenues, for 2017 and $274.5 million, or 77.0% of net revenues, for 2016. The increase was attributable to $17.3 million in operating costs for 2017 New Clinics, an additional $15.6 million related to a full year of activity in 2017 for 2016 New Clinics, $12.9 million related to the addition of the industrial injury prevention business, $2.6 million related to 2016 Mature Clinics and an additional $0.5 million in closure costs. The 2017 closure costs are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract. Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $237.1 million for 2017 from $198.5 million for 2016, an increase of $38.6 million, or 19.4%. Approximately $14.2 million of the increase was attributable to 2017 New Clinics, $11.6 million of the increase was due to higher costs at various 2016 New Clinics due to a full year of activity, $10.6 million was due to the ten months of activity for the industrial injury prevention business and higher costs of $2.2 million at 2016 Mature Clinics. Salaries and related costs as a percentage of net revenues was 57.3% for 2017 and 55.7% for 2016.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $82.1 million for 2017 from $71.9 million for 2016, an increase of $10.2 million, or 14.2%. For 2017, 2017 New Clinics accounted for approximately $5.9 million of the increase, the industrial injury prevention business accounted for approximately $2.3 million and 2016 New Clinics accounted for approximately $4.2 million of the increase due to a full year of activity. Rent, supplies, contract labor and other costs for 2016 Mature Clinics decreased $2.2 million in 2017 as compared to 2016. Rent, supplies, contract labor and other costs as a percent of net revenues was 19.8% for 2017 and 20.2% for 2016.

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

Closure Costs

For 2017 and 2016, closure costs amounted to $0.5 million and $0.1 million, respectively. As previously mentioned, the 2017 closure costs are primarily due to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Gross Profit

In 2017, the gross profit (net revenues less total clinic operating costs) increased by 4.7% to $90.6 million from $82.0 million in 2016. The gross profit percentage for 2017 was 22.0% as compared to 23% for 2016.

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

Interest Expense—mandatorily redeemable non-controlling interest – change in redemption value.

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value increased to $12.9 million for the year 2017 from $6.2 million in 2016. This increase is primarily due to the increased earnings performance of the underlying businesses. The change in redemption value is based on the redemption amount (which is derived from a formula based on a specified multiple times the underlying business’ trailing twelve months of earnings before interest, taxes, depreciation, amortization and our internal management fee) at the end of the reporting period compared to the end of the previous period.

Interest Expense—mandatorily redeemable non-controlling interest – earnings allocable.

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable represent the portion of earnings allocable to the holders of the mandatorily redeemable non-controlling interest. This expense increased to $6.1 million in 2017 as compared to $4.1 million in 2016. The increase is the result of new business acquisitions and increased performance of existing businesses.

Interest Expense—debt and other

Interest expense – debt and other was $2.1 million for 2017 and $1.3 million for 2016. At December 31, 2017, $54.0 million was outstanding under our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $6.0 million for 2017 and $11.9 million for 2016. Included in 2017 is an estimated tax benefit of $4.3 million due to the revaluation of deferred tax assets and liabilities, as previously discussed. The provision for income taxes, prior to the $4.3 million tax benefit, as a percentage of income before taxes less net income attributable to non-controlling interest was 35.6% and 36.6% in 2017 and in 2016, respectively. The reconciliation of the 2016 federal and state returns to our book provision was $312,000 which is included in the 2017 provision. The reconciliation of the 2015 federal and state returns to our book provision was $34,000 which is included in the 2016 provision.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2018, we had $23.4 million in cash and cash equivalents compared to $21.9 million at December 31, 2017. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2019. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended in August 2015, January 2016, March 2017 and November 2017 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to our common stockholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee ranging from 0.25% to 0.3% depending on our consolidated leverage ratio and the amount of funds outstanding under the Amended Credit Agreement.

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

On December 31, 2018, $38.0 million was outstanding on the Amended Credit Agreement resulting in $87.0 million of availability. As of the date of this report, we were in compliance with all of the covenants thereunder.

The increase in cash and cash equivalents of $1.4 million from December 31, 2018 to December 31, 2017 was due primarily to $73.0 million provided by operations and $16.0 million net proceeds from our Amended Credit Agreement. The major uses of cash for investing and financing activities included: purchase of businesses ($16.4 million), payments of cash dividends to our shareholders ($11.7 million), purchases of fixed assets ($7.2 million), distributions to non-controlling interests ($15.6 million), acquisitions of non-controlling interests through settlements of liabilities related to mandatorily redeemable non-controlling interests ($0.2 million) and payments on notes payable ($4.0 million)

On February 28, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that is payable, plus accrued interest, on August 31, 2019.

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

In addition to the multi-clinic acquisitions above in 2018, we through several of our majority owned Clinic Partnerships, acquired five separate clinic practices. These practices will operate as satellites of the respective existing clinic partnership.

On January 1, 2017, we acquired a 70% interest in a seventeen-clinic physical therapy practice. The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in January 2018 and the second installment was paid in January 2019.

In March 2017, we acquired a 55% interest in a company which is a leading provider of industrial injury prevention solutions. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that was paid, principal plus accrued interest, in September 2018.

On May 31, 2017, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each plus accrued interest. The first installment was paid in May 2018 and the second installment is due in May 2019.

On June 30, 2017, we acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note payable in two equal installments. The first installment of $250,000 was paid in June 2018 and the second installment is due in June 2019.

On October 31, 2017, we acquired a 70% interest in a nine-clinic physical therapy practice and two management contracts with third party providers. The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note payable in two equal installments. The first installment of $250,000 was paid in October 2018 and the second installment is due in October 2019.

On November 30, 2016, we acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest, one of which was paid in November 2017 and one of which was paid in November 2018. On February 29, 2016, we acquired a 55% interest in an eight-clinic physical therapy practice. The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in February 2017 and the next installment was paid in February 2018.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2018 are summarized as follows (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Credit Agreement	$38,000	$—	$—	$38,000	$—	$—	$—
Notes Payable	1,836	1,434	402	—	—	—	—
Interest Payable	69	59	10	—	—	—	—
Employee Agreements	43,259	33,760	7,143	1,178	1,178	—	—
Operating Leases	102,554	34,139	27,475	18,968	11,592	6,488	3,892
	$185,718	$69,392	$35,030	$58,146	$12,770	$6,488	$3,892

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable relate only to certain of the acquisitions of businesses. At December 31, 2018, our remaining outstanding balance on these notes aggregated $1.8 million. Generally, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.75% to 5.00% per annum, subject to adjustment. In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

Effective December 31, 2017, we entered into amendments to our limited partnership agreements for our acquired partnerships replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. We accounted for the amendment of our limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, we removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. The remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by us in January 2018. The fair value of the redeemable non-controlling interest at December 31, 2018 was $133.9 million.

As of December 31, 2018, we have accrued $7.3 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2019.

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

There is no expiration date for the share repurchase program. As of December 31, 2018, there are currently an additional estimated 146,555 shares (based on the closing price of $102.35 on December 31, 2018) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the year ended December 31, 2018 and 2017.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 16 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;

•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2018 was the outstanding balance of seller notes of $1.8 million and an outstanding balance on our Amended Credit Agreement of $38.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $380,000 of interest expense. See Note 10 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, TX
March 15, 2019

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,368	$21,933
Patient accounts receivable, less allowance for doubtful accounts of $2,672 and $2,273, respectively	44,751	44,707
Accounts receivable - other	6,742	5,655
Other current assets	4,353	4,786
Total current assets	79,214	77,081
Fixed assets:
Furniture and equipment	52,611	51,100
Leasehold improvements	31,712	29,760
Fixed assets, gross	84,323	80,860
Less accumulated depreciation and amortization	64,154	60,475
Fixed assets, net	20,169	20,385
Goodwill	293,525	271,338
Other identifiable intangible assets, net	48,828	48,954
Other assets	1,430	1,224
Total assets	$443,166	$418,982

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,019	$2,165
Accrued expenses	38,493	33,342
Current portion of notes payable	1,434	4,044
Total current liabilities	41,946	39,551
Notes payable, net of current portion	402	2,728
Revolving line of credit	38,000	54,000
Mandatorily redeemable non-controlling interests	—	327
Deferred taxes	9,012	10,875
Deferred rent	2,159	2,116
Other long-term liabilities	829	743
Total liabilities	92,348	110,340
Redeemable non-controlling interests	133,943	102,572
Commitments and contingencies
U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,899,233 and 14,809,299 shares issued, respectively and 12,684,496 and 12,594,562 shares outstanding, respectively	149	148
Additional paid-in capital	80,028	73,940
Retained earnings	167,396	162,406
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	215,945	204,866
Non-controlling interests	930	1,204
Total USPH shareholders’ equity and non-controlling interests	216,875	206,070
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$443,166	$418,982

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Net patient revenues	$417,703	$389,226	$348,839
Other revenues	36,208	24,825	7,707
Net revenues	453,911	414,051	356,546
Operating costs:
Salaries and related costs	259,228	237,067	198,495
Rent, supplies, contract labor and other	88,426	82,096	71,868
Provision for doubtful accounts	4,603	3,672	4,040
Closure costs	(9)	599	131
Total operating costs	352,248	323,434	274,534

Gross profit	101,663	90,617	82,012

Corporate office costs	41,349	35,889	32,479
Operating income	60,314	54,728	49,533

Gain on derecognition of debt	1,846	—	—
Interest and other income, net	93	88	93
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	—	(12,894)	(6,169)
Mandatorily redeemable non-controlling interests - earnings allocable	—	(6,055)	(4,057)
Debt and other	(2,042)	(2,111)	(1,252)
Total interest expense	(2,042)	(21,060)	(11,478)

Income before taxes	60,211	33,756	38,148

Provision for income taxes	11,369	6,032	11,880

Net income	48,842	27,724	26,268

Less: net income attributable to non-controlling interests
Non-controlling interests - permanent equity	(5,536)	(5,224)	(5,717)
Redeemable non-controlling interests - temporary equity	(8,433)	(244)	—
	(13,969)	(5,468)	(5,717)

Net income attributable to USPH shareholders	$34,873	$22,256	$20,551

Basic and diluted earnings per share attributable to USPH shareholders	$1.31	$1.76	$1.64

Shares used in computation - basic and diluted	12,666	12,570	12,500

Dividends declared per common share	$0.92	$0.80	$0.68

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interests	Total
	Shares	Amount			Shares	Amount
Balance January 1, 2016	14,636	$146	$64,238	$138,301	(2,215)	$(31,628)	$171,057	$1,253	$172,310
Issuance of restricted stock	97	1	—	—	—	—	1	—	1
Compensation expense - equity-based awards	—	—	4,962	—	—	—	4,962	—	4,962
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	211	—	—	—	211	—	211
Acquisitions of non-controlling interests, net of tax	—	—	(533)	—	—	—	(533)	(112)	(645)
Adjustment for prior year acquisitions of non-controlling interest - tax true up	—	—	(191)	—	—	—	(191)	—	(191)
Dividends payable to USPT shareholders	—	—	—	(8,510)	—	—	(8,510)	—	(8,510)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,718)	(5,718)
Net income	—	—	—	20,551	—	—	20,551	5,717	26,268
Balance December 31, 2016	14,733	147	68,687	150,342	(2,215)	(31,628)	$187,548	1,140	188,688

Issuance of restricted stock	76	1	—	—	—	—	1	—	1
Revaluation of redeemable non-controlling interest, net of tax	—	—	—	(126)	—	—	(126)	—	(126)
Compensation expense - equity-based awards	—	—	5,032	—	—	—	5,032	—	5,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	165	—	—	—	165	—	165
Sale of non-controlling interest, net of tax and purchases	—	—	56	—	—	—	56	(20)	36
Dividends payable to USPT shareholders	—	—	—	(10,066)	—	—	(10,066)	—	(10,066)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,300)	(5,300)
Other	—	—	—	—	—	—	—	160	160
Net income attributable to non-controlling interets - permanent equity	—	—	—	—	—	—	—	5,224	5,224
Net income attributable to USPH shareholders	—	—	—	22,256	—	—	22,256	—	22,256
Balance December 31, 2017	14,809	148	73,940	162,406	(2,215)	(31,628)	204,866	1,204	206,070

Issuance of restricted stock	90	1	—	—	—	—	1	—	1
Revaluation of redeemable non-controlling interest, net of tax	—	—	—	(18,268)	—	—	(18,268)	—	(18,268)
Compensation expense - equity-based awards	—	—	5,939	—	—	—	5,939	—	5,939
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	373	—	—	—	373	—	373
Sale of non-controlling interest, net of purchases and tax	—	—	(224)	—	—	—	(224)	(48)	(272)
Dividends payable to USPT shareholders	—	—	—	(11,664)	—	—	(11,664)	—	(11,664)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,812)	(5,812)
Other	—	—	—	49	—	—	49	50	99
Net income attributable to non-controlling interets - permanent equity	—	—	—	—	—	—	—	5,536	5,536
Net income attributable to USPH shareholders	—	—	—	34,873	—	—	34,873	—	34,873
Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income including non-controlling interests	$48,842	$27,724	26,268
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	9,755	9,710	8,779
Provision for doubtful accounts	4,603	3,672	4,040
Equity-based awards compensation expense	5,939	5,032	4,962
Deferred income taxes	4,813	(4,864)	2,979
Other	167	621	152
Gain on derecognition of Debt	(1,846)	—	—
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(3,434)	(3,447)	(3,275)
Increase in accounts receivable - other	(1,087)	(3,022)	(400)
Decrease (increase) in other assets	345	2,086	(1,399)
Increase in accounts payable and accrued expenses	4,876	6,979	2,994
Increase in mandatorily redeemable non-controlling interests	—	11,579	5,598
Increase in other liabilities	32	456	352
Net cash provided by operating activities	73,005	56,526	51,050

INVESTING ACTIVITIES
Purchase of fixed assets	(7,193)	(7,095)	(8,260)
Purchase of businesses, net of cash acquired	(16,367)	(36,682)	(23,623)
(Purchase) Sale of non-controlling interest	(350)	121	(670)
Proceeds on sale of fixed assets	1	81	61
Net cash used in investing activities	(23,909)	(43,575)	(32,492)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(15,646)	(5,572)	(5,718)
Cash dividends paid to shareholders	(11,664)	(10,066)	(8,510)
Proceeds from revolving line of credit	103,000	93,000	168,000
Payments on revolving line of credit	(119,000)	(85,000)	(166,000)
Payments to settle mandatorily redeemable non-controlling interests	(265)	(2,361)	(1,262)
Principal payments on notes payable	(4,044)	(1,227)	(800)
Other	(42)	161	1
Net cash used in financing activities	(47,661)	(11,065)	(14,289)

Net increase in cash and cash equivalents	1,435	1,886	4,269
Cash and cash equivalents - beginning of period	21,933	20,047	15,778
Cash and cash equivalents - end of period	$23,368	$21,933	20,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,183	$8,543	$10,584
Interest	$2,357	$2,113	$784
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$950	$2,150	$1,000
Acquisition of non-controlling interest - seller financing portion	$—	$—	$387
Payment to settle redeemable non-controlling interest - financing portion	$—	$—	$127
Receivable from sale of non-controlling interests	$—	$—	$(138)

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. As of December 31, 2018, the Company owned and/or operated 591 clinics in 42 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 28 such third-party facilities under management as of December 31, 2018.

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention business. Previously a 55% interest in the initial industrial injury prevention business was acquired by the Company in March 2017. On April 30, 2018, the Company combined the two businesses. After the combination, the Company owns a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

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

In addition to the above acquired interests in the industrial injury prevention business, during the last three years, the Company completed the following multi-clinic acquisitions:

	Date	% Interest Acquired	Number of Clinics
	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

Besides the multi-clinic acquisitions above, in 2018, the Company through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices will operate as satellites of the respective existing Clinic Partnerships.

Also, during 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships. In 2016, the Company acquired two single clinic practices in separate transactions.

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

Prior to 2018, for acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest are recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable and in the consolidated balance sheet line item: Mandatorily redeemable non-controlling interests.

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Footnote 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. On December 31, 2017, the remaining balance of $327,000 in the line item – Mandatorily redeemable non-controlling interests – relates to one limited partnership agreement that was not amended as the non-controlling interest was purchased by the Company in January 2018. See Footnote 5 - Redeemable non-controlling interests – Footnote 6 – Mandatorily Redeemable non-controlling interests – for further discussion.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2018, 2017 and 2016, there were six regions. In addition to the six regions, in 2017 and 2018, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2018, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2018, 2017 and 2016 did not result in any goodwill amounts that were deemed impaired.

The Company has not identified any triggering events occurring after the testing date that would impact the impairment testing results obtained. The Company will continue to monitor for any triggering events or other indicators of impairment.

Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those owners and the Company which have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests. Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. The Company records any adjustment in the redemption value, net of tax, directly to retained earnings. The adjustments are not reflected in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

On the date the Company acquires a controlling interest in a partnership and the limited partnership agreement for such partnership contains mandatory redemption rights, the fair value of the non-controlling interest is recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests. Then, in each reporting period thereafter until purchased by the Company, the redeemable non-controlling interest is adjusted to its then current redemption value, based on the predetermined formula defined in the respective partnership agreement. The Company reflects any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of income by recording the adjustments and earnings to other income and expense in the captions − Interest expense – mandatorily redeemable non-controlling interests – change in redemption value and Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

As previously mentioned due to amendments of the limited partnership agreements entered into by the Company, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were amended and are now classified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2018 consolidated balance sheet.

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

Revenue Recognition

Revenues are recognized in the period in which services are rendered. Net patient revenues consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Management contract revenues, which are included in other revenues in the consolidated statements of net income, are derived from contractual arrangements whereby we manage a clinic owned by a third party. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred.

Revenues from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenues include services the Company provides on-site, such as schools and industrial worksites, for physical or occupational therapy services, and athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time, when the services are performed.

In May 2014, March 2016, April 2016, and December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively the “standards”), respectively, which supersede most of the current revenue recognition requirements (“ASC 606”). The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company implemented the new standards beginning January 1, 2018 using a modified retrospective transition method. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. There were no changes to revenues or other revenues upon implementation. Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third party payors (e.g. insurers, managed care programs, government programs, workers’ compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue – contractual allowance.

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

The following table details the revenue related to the various categories.

	Year Ended December 31,
	2018	2017	2016
Patient revenues	$417,703	389,226	348,839
Management contract revenues	8,339	6,275	5,535
Industrial injury prevention services revenues	25,466	14,908	—
Other revenues	2,403	3,642	2,172
	$453,911	$414,051	$356,546

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase has been applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase will be applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2019 will determine the payment adjustment in 2021. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an alternate payment model (“APM”), (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus in the corresponding payment year. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments will be subject to future notice and comment rule-making.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2022 must include a modifier indicating the service was furnished by a therapy assistant. CMS was required to develop a modifier to mark services provided by a therapy assistant by January 1, 2019, and then submitted claims have to report the modifier mark starting January 1, 2020. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2018. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. Net patient revenue from Medicare were approximately $103.6 million, $92.6 million and $81.8 million, respectively, for 2018, 2017 and 2016.

Management Contract Revenues

Management contract revenues, which are included in other revenues, are derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

Industrial Injury Prevention Revenue

Revenues from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2018.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1, 2018. As a result, the Company revalued its deferred tax assets and liabilities. Based on a review and analysis as of December 31, 2017, the Company estimated a reduction of its net deferred tax liabilities by $4.3 million thereby reducing its provision for income taxes by such amount for the 2017 year.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2018, 2017 and 2016. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance. The Company identifies operating segments based on management responsibility and believes it meets the criteria for aggregating its operating segments into a single reportable segment.

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, goodwill impairment, tradenames, allocations of purchase price, allowance for receivables, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2018.

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

Recently Adopted Accounting Guidance

In May 2014, March 2016, April 2016, and December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively “the standards”), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; However, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method.

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

The Company has implemented the new standard beginning January 1, 2019. As part of our implementation process, the Company has assessed lease arrangements, evaluated practical expedient and accounting policy elections, and implemented software to meet the reporting requirements of this standard. The Company has also evaluated the changes in controls and processes that are necessary to implement the new standard. The standard provides a number of optional practical expedients in the transition. The Company elected the package of practical expedients, which permits the Company not to reassess under Topic 842 the Company’s prior conclusion about lease identification, lease classification, and initial direct costs. The Company elected the short-term lease recognition exemption for its facilities and equipment leases. Consequently, the Company will not recognize right-of-use assets or lease liabilities for these leases which have terms of less than twelve months. The Company also elected the practical expedient to separate lease and non-lease components for all its leases. The Company elected the transition method in ASU 2018-11 which allows the Company to forego any prior year comparisons. Instead the Company will recognize a cumulative effect adjustment, which is immaterial, to the opening balance of retained earnings at the adoption date. The Company has completed its efforts focused on populating and verifying the data in a lease accounting software package and on developing internal controls in order to account for its leases under the new standard. We have evaluated the effect of adopting this guidance on our consolidated financial statements and related disclosures and we estimate the adoption will result in the addition of approximately $78.0 million of assets and $ 82.6 million of liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of income or cash flows.

Subsequent Event

The Company has evaluated events occurring after the balance sheet date for possible disclosure as a subsequent event through the date that these consolidated financial statements were issued. No such disclosures were required.

3. Acquisitions of Businesses

During 2018, 2017 and 2016, the Company acquired a majority interest in the following multi-clinic physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

	2016
February 2016 Acquisition	February 29	55%	8
November 2016 Acquisition	November 30	60%	12

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.2 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and 2020.

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention market. A 55% interest in the initial industrial injury prevention business acquired by the Company was purchased in March 2017. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018. On April 30, 2018, the Company combined the two businesses. After the combination, the Company owns a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

During 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the existing Clinic Partnership. The aggregate purchase price was $1.0 million inclusive of cash of $850,000 and a note payable of $150,000. The note accrues interest at 4.5% and is payable, principal and accrued interest, on August 31, 2019.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2018 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$16,367
Seller notes	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,691
Total non-current assets	42
Total liabilities	(486)
Net tangible assets acquired	$1,247
Referral relationships	1,879
Non-compete	386
Tradename	2,172
Goodwill	19,778
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,317

On January 1, 2017, the Company acquired a 70% interest in a seventeen-clinic physical therapy practice. The purchase price for the 70% interest was $10.7 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in January 2018 and the second installment in January 2019.

On May 31, 2017, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that is payable in two principal installments totaling $125,000 each, plus accrued interest. The first installment was paid in May 2018 and the second is due in May 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in June 2018 and the second is due in June 2019.

On October 31, 2017, the Company acquired a 70% interest in a nine-clinic physical therapy practice and two management contracts with third party providers. The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that is payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in October 2018 and the second is due in October 2019.

Also, in 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The purchase price for the 2017 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$5,853
Total non-current assets	1,527
Total liabilities	(2,865)
Net tangible assets acquired	$4,515
Referral relationships	4,250
Non-compete	660
Tradename	6,850
Goodwill	46,722
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

On November 30, 2016, the Company acquired a 60% interest in a 12 clinic physical therapy practice. The purchase price for the 60% interest was $11.0 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. The first installment was paid in November 2017 and the second installment in November 2018. On February 29, 2016, the Company acquired a 55% interest in an eight-clinic physical therapy practice. The purchase price for the 55% interest was $13.2 million in cash and $0.5 million in a seller note that is payable in two principal installments of $250,000 each, plus accrued interest. The first installment was paid in February 2017 and the second was paid in February 2018. During 2016, two subsidiaries of the Company each acquired a single clinic therapy practice for an aggregate purchase price of $75,000.

The purchase prices for the 2016 acquisitions have been allocated as follows (in thousands):

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
$24,623

The purchase prices plus the fair value of the non-controlling interests for the acquisition in 2017 and 2016, were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill are finalized. For the acquisitions in 2018, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2018 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2018 and 2017, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the weighted average amortization period was 10.54 and 10.10 years at December 31, 2018 and December 31, 2017, respectively. For non-compete agreements, the weighted average amortization period was 6.00 and 5.16 years at December 31, 2018 and December 31, 2017, respectively. Generally, the values assigned to tradenames are tested annually for impairment, however with regards to one acquisition in 2013, the tradename was being amortized over the term of the six year agreement in which the Company has acquired the rights to use the specific tradename. In 2016, the remaining value of the tradename was charged to earnings as the Company decided to combine two acquired operations in Georgia; therefore, the tradename under this six year agreement will no longer be used.

For the 2018, 2017 and 2016 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2018, 2017 and 2016 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

4. Acquisitions and Sale of Non-Controlling Interests

During 2018, the Company acquired additional interests in three partnerships included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 5.5% and 35%. The net after-tax difference of $224,000 was credited to additional paid-in capital.

During 2017, the Company acquired additional interests in two partnerships included in non-controlling interest. The additional interests purchased in each of the partnerships was 35%. The aggregate purchase price paid was $13,000. Also, during 2017, the Company sold a 2% interest in a partnership for $138,000. The net after-tax difference of $56,000 was credited to additional paid-in capital.

During 2016, the Company acquired additional interests in six partnerships included in non-controlling interest. The interests in the partnerships purchased ranged from 2% to 35%. The aggregate purchase price paid was $0.9 million in cash and $0.4 million in a seller note that was paid in two principal installments of $194,000 each in February 2017 and 2018. The purchase price included $112,000 of undistributed earnings. The remaining $1.2 million, less future tax benefits of $0.5 million, was recognized as an adjustment to additional paid-in capital.

During 2016, the Company sold a 4% interest in one partnership and 35% in another. The sales prices included aggregate cash of $138,000 plus notes receivable of $148,000 with payments due monthly based on percentages of distributions and bonuses earned by the purchasers. The total sales price of $286,000, less the tax effect of $110,000, was charged to additional paid-in capital.

5. Redeemable Non-Controlling Interest

Since October 2017, when the Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic business (referred to as “Therapy Practice”), these Acquisitions occur in a series of steps which are described below.

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

The Partnership Agreement contains provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Right”) or at the option of the Seller Entity (the “Put Right”) as follows:

1.	Put Right
a.	In the event that any Selling Shareholder’s employment is terminated under certain circumstances prior to the fifth anniversary of the Closing Date, the Seller Entity thereafter may have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.
b.	In the event that any Selling Shareholder is not employed by NewCo as of the fifth anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.
c.	In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.
2.	Call Right
a.	If any Selling Shareholder’s employment by NewCo is terminated prior to the fifth anniversary of the Closing Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.
b.	In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Company shall have the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.
3.	For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore, the undistributed earnings amount is small, if any.
4.	The Purchase Price for the initial equity interest purchased by the Company is also based on the same specified multiple of the trailing twelve-month earnings that is used in the Put Right and the Call Right noted above.
5.	The Put Right and the Call Right do not have an expiration date, but the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity.
6.	The Put Right and the Call Right never apply to Selling Shareholders who do not become employed by NewCo, since the Company requires that such Selling Shareholders sell their entire ownership interest in the Seller Entity at the closing of the Acquisition.

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

For the year ended December 31, 2018 and 2017, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning balance	$102,572	$—
Operating results allocated to redeemable non-controlling interest partners	8,433	244
Distributions to redeemable non-controlling interest partners	(9,835)	(272)
Changes in the fair value of redeemable non-controlling interest	24,770	201
Purchases of businesses - initial equity related to redeemable non-controlling interest	8,145	13,883
Fair value of redeemable non-controlling interest - amended partnership agreements	—	88,516
Other	(142)	—
Ending balance	$133,943	$102,572

As previously mentioned due to amended partnership agreements, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet.

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	December 31, 2018	December 31, 2017
Contractual time period has lapsed but holder’s employment has not been terminated	$42,624	$31,821
Contractual time period has not lapsed and holder’s employment has not been terminated	$91,319	$70,751
Holder’s employment has terminated and contractual time period has expired	$—	$—
Holder’s employment has terminated and contractual time period has not expired	$—	$—
	$133,943	$102,572

6. Mandatorily Redeemable Non-Controlling Interest

Prior to the October 2017, when the Company acquired a majority interest in a Therapy Practice, those Acquisitions occurred in a series of steps as described in numbers 1 through 10 of Footnote 5 –Redeemable Non-Controlling Interests.

1.	The Partnership Agreement contained provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Option”) or on a required basis (the “Required Redemption”):
a.	Required Redemption
i.	Once the Required Redemption is triggered, the Company was obligated to purchase from the Seller Entity and the Seller Entity was obligated to sell to the Company, the allocable portion of the Seller Entity Interest based on the terminated Selling Shareholder’s pro rata ownership interest in the Seller Entity (the “Allocable Portion”). Required Redemption was triggered when both of the following events have occurred:
1.	Termination of an Employed Selling Shareholder’s employment with NewCo, regardless of the reason for such termination, and
2.	The expiration of an agreed upon period of time, typically three to five years, as set forth in the relevant Partnership Agreement (the “Holding Period”).
ii.	In the event an Employed Selling Shareholder’s employment terminated prior to the expiration of the Holding Period, the Required Redemption would occur only upon expiration of the Holding Period.
b.	Call Option
i.	In the event that an Employed Selling Shareholder’s employment terminated prior to expiration of the Holding Period, the Company has the contractual right, but not the obligation, to acquire the Employed Selling Shareholder’s Allocable Portion of the Seller Entity Interest from the Seller Entity through exercise of the Call Option.
c.	For the Required Redemption and the Call Option, the purchase price was derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Portion of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo; therefore the undistributed earnings amount is small, if any.
d.	The Purchase Price for the initial equity interest purchased by the Company was also based on the same specified multiple of the trailing twelve-month earnings that is used in the Required Redemption noted above.
e.	Although, the Required Redemption and the Call Option do not have an expiration date, the Seller Entity Interest eventually will be purchased by the Company.
f.	The Required Redemption and the Call Option never apply to Selling Shareholders who do not become employed by NewCo, since the Company requires that such Selling Shareholders sell their entire ownership interest in the Seller Entity at the closing of the Acquisition.
2.	An Employed Selling Shareholder’s ownership of his or her equity interest in the Seller Entity predates the Acquisition and the Company’s purchase of its partnership interest in NewCo. The Employment Agreement and the Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest in the Seller Entity held by such Employed Selling Shareholder, nor the Seller Entity Interest in NewCo, in the event of a breach of the employment or non-compete terms. More specifically, even if the Employed Selling Shareholder is terminated for “cause” by NewCo, such Employed Selling Shareholder does not forfeit his or her right to his or her full equity interest in the Seller Entity and the Seller Entity does not forfeit its right to any portion of the Seller Entity Interest. The Company’s only recourse against the Employed Selling Shareholder for breach of either the

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

	Year Ended December 31, 2018	Year Ended December 31, 2017
Contractual time period has lapsed but holder’s employment has not been terminated	$—	$327
Contractual time period has not lapsed and holder’s employment has not been terminated	—	—
Holder’s employment has terminated and contractual time period has expired	—	—
Holder’s employment has terminated and contractual time period has not expired	—	—
Redemption value prior to excess distributed earnings	$—	$327
Excess distributions over earnings and losses	—	—
	$—	$327

7. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017

Beginning balance	$271,338	$226,806
Goodwill acquired during the year	19,778	44,292
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	2,409	706
Goodwill written-off - closed clinic	—	(466)
Ending balance	$293,525	$271,338

In 2017, the Company wrote off the goodwill related to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

8. Intangible Assets, net

Intangible assets, net as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Tradenames	$30,256	$29,673
Referral relationships, net of accumulated amortization of $9,370 and $7,209, respectively	16,895	16,811
Non-compete agreements, net of accumulated amortization of $4,716 and $4,100, respectively	1,677	2,470
	$48,828	$48,954

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Tradenames	$—	$—	$330
Referral relationships	2,161	1,934	1,512
Non-compete agreements	616	720	525
	$2,777	$2,654	$2,367

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

The remaining balances of the referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years Ending December 31,	Annual Amount	Years Ending December 31,	Annual Amount
2019	$2,133	2019	$632
2020	$2,133	2020	$418
2021	$2,133	2021	$340
2022	$2,084	2022	$163
2023	$1,977	2023	$94
2024	$1,791	2024	$30
Thereafter	$4,644

9. Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Salaries and related costs	$21,726	$16,828
Credit balances due to patients and payors	7,293	4,158
Group health insurance claims	3,124	2,929
Income taxes payable	—	2,833
Other	6,350	6,594
Total	$38,493	$33,342

10. Notes Payable

Notes payable as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Credit Agreement average effective interest rate of 4.1% inclusive of unused fee	$38,000	$54,000
Various notes payable with $1,434 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.0% per annum	1,836	6,772
	39,836	60,772
Less current portion	(1,434)	(4,044)
Long term portion	$38,402	$56,728

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

On December 31, 2018, $38.0 million was outstanding on the Credit Agreement resulting in $87.0 million of availability. As of December 31, 2018, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with the transactions related to these in 2018, the Company entered into notes payable in the aggregate amount of $1.0 million of which an aggregate principal payment of $0.6 million which is due in 2019 and $0.4 million in 2020. Interest accrues in the range of 4.5% to 5.00% per annum and is payable with each principal installment.

Gain on derecognition of debt was $1.8 million for the year 2018, as a liability relating to some former physical therapy partners is no longer deemed payable. The debt derecognition transaction resulted in after-tax positive impacts on net income of $1.4 million and on per share earnings of $0.11.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the various notes payable subsequent to December 31, 2018 are as follows (in thousands):

During the twelve months ended December 31, 2019	$1,434
During the twelve months ended December 31, 2020	402
During the twelve months ended December 31, 2021	38,000
During the twelve months ended December 31, 2022	—
$39,836

11. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Compensation	$1,842	$1,529
Allowance for doubtful accounts	600	478
Lease obligations - closed clinics	34	54
Deferred tax assets	$2,476	$2,061
Deferred tax liabilities:
Depreciation and amortization	$(11,309)	$(12,590)
Other	(179)	(346)
Deferred tax liabilities	(11,488)	(12,936)
Net deferred tax liability	$(9,012)	$(10,875)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

During 2018, the Company recorded deferred tax assets of $6.6 million related to the revaluation of redeemable non-controlling interests and acquisitions of non-controlling interests. In addition, during 2018, the Company recorded an adjustment to the deferred tax assets of $0.1 million as a result of a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts with its federal and state tax returns for 2017. The offset to this adjustment was a reduction in the previously report federal income tax payable of $1.2 million, a decrease in the previously reported state income tax receivable of $0.8 million and a decrease in the current year provision for income taxes of $0.5 million. As of December 31, 2018, the Company has a federal income tax receivable of $0.9 million and state tax receivables of $1.3 million. The tax receivables are included in other current assets on the accompanying consolidated balance sheets.

As a result of TCJA, the Company revalued its deferred tax assets and liabilities as of December 31, 2017. Based on a review and analysis as of December 31, 2017, the Company estimated a reduction of its net deferred tax liabilities by $4.3 million thereby reducing its provision for income taxes by such amount for the 2017 year. Also during 2017, the Company recorded an adjustment to the deferred tax assets having the effect of reducing its net deferred tax liability of $1.2 million related to acquisitions of non-controlling interests in 2017 based on a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The offset to this adjustment was a reduction in the previously reported tax receivable of approximately $1.7 million and a charge to current year provision for income taxes of $0.3 million. At December 31, 2017, the Company had a federal income tax payable of $2.8 million (included in current liabilities – accrued expenses on the accompanying consolidated balance sheet) and a state income tax receivable of $2.2 million. The tax receivables are included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
U. S. tax at statutory rate	$9,710	21.0%	$9,900	35.0%	$11,351	35.0%
Tax legislation adjustment	—	0.0%	(4,325)	(15.3)%	—	—
State income taxes, net of federal benefit and tax reform	1,722	3.7%	1,060	3.7%	945	2.9%
Excess equity compensation deduction	(806)	(1.7)%	(1,139)	(4.0)%	(911)	(2.8)%
Non-deductible expenses	743	1.6%	560	2.0%	495	1.5%
Other	—	0.0%	(24)	(0.1)%	—	—
	$11,369	24.6%	$6,032	21.3%	$11,880	36.6%

Significant components of the provision for income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Current:
Federal	$5,357	$9,332	$7,620
State	1,199	1,564	1,281
Total current	6,556	10,896	8,901
Deferred:
Federal	3,771	(5,233)	2,548
State	1,042	369	431
Total deferred	4,813	(4,864)	2,979
Total income tax provision	$11,369	$6,032	$11,880

For 2018, 2017 and 2016, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. As a result of this detailed analysis, the Company recorded a decrease in the income tax provision of $500,000, and an increase in the income tax provision of $312,000 and $34,000 for 2018, 2017, and 2016, respectively. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2015 through 2017 and U.S. state jurisdictions are open for periods ranging from 2014 through 2017.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2018, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2018, 2017 and 2016.

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

A cumulative summary of equity plans as of December 31, 2018 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	—	139,791	—	7,775
Amended 2003 Plan	2,100,000	929,891	—	778,300	—	391,809
	2,700,000	1,346,293	—	918,091	—	399,584

During 2018, 2017 and 2016, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2018	93,801	$78.63
2017	79,475	$62.19
2016	101,790	$51.59

During 2018, 2017 and 2016, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2018	3,867	$59.51
2017	2,875	$63.12
2016	4,965	$35.78

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

As of December 31, 2018, there were 152,926 shares outstanding for which restrictions had not lapsed. The restrictions will lapse in 2019 through 2022.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $5.9 million, $5.0 million and $5.0 million, respectively, for 2018, 2017 and 2016. As of December 31, 2018, the remaining $9.0 million of compensation expense will be recognized from 2019 through 2022.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 146,555 shares (based on the closing price of $102.35 on December 31, 2018, the last business day in 2018) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2018 or 2017.

15. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2018, 2017 and 2016. The Company matching contributions totaled $1.8 million, $1.5 million and $1.1 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

16. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $37.1 million, $34.8 million and $30.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases typically specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2018 are as follows (in thousands):

2019	$34,139
2020	27,475
2021	18,968
2022	11,592
2023	6,488
Thereafter	3,892
Total	$102,554

Employment Agreements

At December 31, 2018, the Company had outstanding employment agreements with four of its executive officers. These agreements, which presently expire on December 31, 2019, provide for automatic two year renewals at the conclusion of each expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $31.6 million in 2019 and $7.4 million in the aggregate from 2020 through 2022. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands, except per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net income attributable to USPH shareholders	$34,873	$22,256	$20,551
Charges to additional paid-in capital
Revaluation of redeemable non-controlling interests	(24,770)	(201)	—
Tax effect at statutory rate (federal and state) of 26.25%	6,502	75	—
	$16,605	$22,130	$20,551

Basic and diluted net income per share attributable to USPH shareholders	$1.31	$1.76	$1.64

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,666	12,570	12,500

18. Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. A reclassification adjustment has been made to allocate net income attributable to non-controlling interests for the year ended December 31, 2017 between non-controlling interests – permanent equity and redeemable non-controlling interests – temporary equity. A reclassification adjustment has also been made to Note 5 where amounts from the line redemption value prior to excess distributed earnings were reclassed to different lines within the same table.

19. Selected Quarterly Financial Data (Unaudited)

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Net patient revenues	$100,552	$105,989	$103,354	$107,808
Net revenues	$108,342	$115,098	$113,122	$117,349
Operating income	$13,051	$17,026	$15,433	$14,804
Net income	$10,054	$13,236	$11,879	$13,673
Net income attributable to USPH shareholders	$7,117	$9,246	$8,102	$10,408

Basic and diluted earnings per share attributable to common shareholders:	$0.27	$0.48	$0.13	$0.43
Shares used in computation - basic and diluted	12,616	12,677	12,685	12,685
	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Net patient revenues	$93,654	$97,657	$96,273	$101,642
Net revenues	$97,565	$104,251	$103,032	$109,203
Operating income	$12,200	$15,678	$12,888	$13,962
Net income	$6,034	$6,390	$6,594	$8,706
Net income attributable to USPH shareholders	$4,816	$4,941	$5,150	$7,349

Basic and diluted earnings per share attributable to common shareholders:	$0.38	$0.39	$0.41	$0.57
Shares used in computation - basic and diluted	12,528	12,579	12,581	12,593

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 44.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as a part of this report:
1.	Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.
2.	Financial Statement Schedules. See page 82 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
3.	Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.
ITEM 16.	Form 10-K Summary –

None.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+
1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.2+
U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) [incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2016.]

10.3+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.4+
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

10.7+
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

Number	Description
10.11+
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

10.15+
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

10.18+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.19+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 9, 2018.]

10.20+
U. S. Physical Therapy, Inc. Discretionary Long –Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.21+
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

10.23+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

Number	Description
10.24+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.25+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.26+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.27+
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

10.30+
Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.31+
Employment Agreement commencing on March 1, 2018 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018].

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

Number	Description
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2018:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$2,273	$4,603	—	$4,204(2)	$2,672
YEAR ENDED DECEMBER 31, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,792	$3,672	—	$3,191(2)	$2,273
YEAR ENDED DECEMBER 31, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$3,906	—	$3,756(2)	$1,792
(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

By:	/s/ Jon C. Bates
Jon C. Bates
Vice President/Controller

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2019
Chris J. Reading

/s/ Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 15, 2019
Lawrance W. McAfee

/s/ Jerald L. Pullins	Chairman of the Board	March 15, 2019
Jerald L. Pullins

/s/ Mark J. Brookner	Director	March 15, 2019
Mark J. Brookner

/s/ Harry S. Chapman	Director	March 15, 2019
Harry S. Chapman

/s/ Bernard A. Harris	Director	March 15, 2019
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	March 15, 2019
Kathleen A. Gilmartin

/s/ Edward L. Kuntz	Director	March 15, 2019
Edward L. Kuntz

/s/ Reginald E. Swanson	Director	March 15, 2019
Reginald E. Swanson

/s/ Clayton K. Trier	Director	March 15, 2019
Clayton K. Trier

EXHIBIT INDEX (NOT UPDATED)
LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

10.1+
1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.2+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2013.]

10.3+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2013, effective March 27, 2013 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 1, 2013].

10.4+
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

10.7+
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

10.11+
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

10.15+
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

10.18+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

10.19+
U. S. Physical Therapy, Inc. Long-Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 9, 2018.]

10.20+
U. S. Physical Therapy, Inc. Discretionary Long –Term Incentive Plan for Senior Management for 2017, effective March 24, 2017 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2017.]

10.21+
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

10.23+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.24+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.25+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

10.26+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

Number	Description
10.27+
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

10.30+
Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective February 9, 2016 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.31+
Employment Agreement commencing on March 1, 2018 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018].

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