Form 10-Q
period 2019-03-31
U S PHYSICAL THERAPY INC /NV
filed 2019-05-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    ☒ Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	USPH	New York Stock Exchange

As of May 6, 2019, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,761,092.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,238	$23,368
Patient accounts receivable, less allowance for doubtful accounts of $2,692 and $2,672, respectively	48,443	44,751
Accounts receivable - other	7,237	6,742
Other current assets	5,238	4,353
Total current assets	81,156	79,214
Fixed assets:
Furniture and equipment	53,267	52,611
Leasehold improvements	33,089	31,712
Fixed assets, gross	86,356	84,323
Less accumulated depreciation and amortization	65,197	64,154
Fixed assets, net	21,159	20,169
Operating lease right-of-use assets	77,870	-
Goodwill	293,338	293,525
Other identifiable intangible assets, net	48,125	48,828
Other assets	1,439	1,430
Total assets	$523,087	$443,166

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,894	$2,019
Accrued expenses	39,237	38,493
Current portion of operating lease liabilities	26,733	-
Current portion of notes payable	1,066	1,434
Total current liabilities	68,930	41,946
Notes payable, net of current portion	516	402
Revolving line of credit	29,000	38,000
Deferred taxes	9,872	9,012
Deferred rent	-	2,159
Operating lease liabilities, net of current portion	55,834	-
Other long-term liabilities	566	829
Total liabilities	164,718	92,348

Redeemable non-controlling interests	137,196	133,943

U.S. Physical Therapy, Inc. ("USPH") shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,975,829 and 14,899,233 shares issued, respectively	149	149
Additional paid-in capital	82,295	80,028
Retained earnings	168,952	167,396
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	219,768	215,945
Non-controlling interests	1,405	930
Total USPH shareholders' equity and non-controlling interests	221,173	216,875
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$523,087	$443,166

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net patient revenues	$106,650	$100,552
Other revenues	9,581	7,790
Net revenues	116,231	108,342
Operating costs:
Salaries and related costs	66,267	62,279
Rent, supplies, contract labor and other	22,044	21,776
Provision for doubtful accounts	1,206	1,061
Closure costs	(4)	12
Total operating costs	89,513	85,128

Gross profit	26,718	23,214

Corporate office costs	11,293	10,163
Operating income	15,425	13,051

Interest and other income, net	16	32
Interest expense - debt and other	(358)	(553)

Income before taxes	15,083	12,530

Provision for income taxes	2,708	2,476

Net income	12,375	10,054

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,537)	(1,201)
Redeemable non-controlling interests - temporary equity	(2,395)	(1,736)
	(3,932)	(2,937)

Net income attributable to USPH shareholders	$8,443	$7,117

Basic and diluted earnings per share attributable to USPH shareholders	$0.39	$0.27

Shares used in computation - basic and diluted	12,707	12,616

Dividends declared per common share	$0.27	$0.23

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income including non-controlling interests	$12,375	$10,054
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,400	2,468
Provision for doubtful accounts	1,206	1,061
Equity-based awards compensation expense	1,728	1,381
Deferred income taxes	2,118	(1,162)
Other	12	54
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,898)	(2,782)
Increase in accounts receivable - other	(495)	(849)
Increase in other assets	(894)	(1,238)
Increase in accounts payable and accrued expenses	274	7,389
Decrease in other liabilities	(263)	(845)
Net cash provided by operating activities	13,563	15,531

INVESTING ACTIVITIES
Purchase of fixed assets	(2,497)	(1,404)
Purchase of redeemable non-controlling interest	(2,053)	(761)
Purchase of non-controlling interest	(139)	(246)
Proceeds on sale of fixed assets	59	-
Net cash used in investing activities	(4,630)	(2,411)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(2,576)	(2,208)
Proceeds from revolving line of credit	19,000	19,000
Payments on revolving line of credit	(28,000)	(31,000)
Payments to settle mandatorily redeemable non-controlling interests	-	(265)
Principal payments on notes payable	(482)	(823)
Other	(5)	56
Net cash used in financing activities	(12,063)	(15,240)

Net decrease in cash and cash equivalents	(3,130)	(2,120)
Cash and cash equivalents - beginning of period	23,368	21,933
Cash and cash equivalents - end of period	$20,238	$19,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$313	$2,941
Interest	$343	$526
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$228	$150

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Issuance of restricted stock, net of cancellations	77	-	-	(3,437)	-	-	(3,437)	-	(3,437)
Compensation expense - equity-based awards	-	-	1,728	-	-	-	1,728	-	1,728
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(8)	(105)
Dividends payable to USPT shareholders	-	-	-	(3,445)	-	-	(3,445)	-	(3,445)
Distributions to non-controlling interest partners, permanent equity	-	-	-	-	-	-	-	(1,054)	(1,054)
Other	-	-	-	(5)	-	-	(5)	-	(5)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	1,537	1,537
Net income attributable to USPH shareholders	-	-	-	8,443	-	-	8,443	-	8,443
Balance March 31, 2019	14,976	149	82,295	168,952	(2,215)	(31,628)	$219,768	1,405	221,173

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	76	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,747)	-	-	(3,747)	-	(3,747)
Compensation expense - equity-based awards	-	-	1,381	-	-	-	1,381	-	1,381
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(151)	-	-	-	(151)	(42)	(193)
Dividends payable to USPT shareholders	-	-	-	(2,914)	-	-	(2,914)	-	(2,914)
Distributions to non-controlling interest partners	-	-	-	-	-	-	-	(849)	(849)
Other	-	-	-	45	-	-	45	-	45
Net income	-	-	-	7,117	-	-	7,117	1,201	8,318
Balance March 31, 2018	14,885	149	75,543	162,907	(2,215)	(31,628)	$206,971	1,514	208,485

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists.  In these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. For the foreseeable future, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and opening satellite clinics where appropriate, along with increasing our patient volume through marketing and new clinical programs.

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention business.  Previously, a 55% interest in the initial industrial injury prevention business was acquired by the Company in March 2017.  On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business. See Subsequent Event, in this Note 1 for more information on a recent acquisition.

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

In addition to the above acquired interests in the injury prevention business, during the year ended December 31, 2018, the Company completed the following multi-clinic acquisition:

	Date	% Interest Acquired	Number of Clinics

	2018
August 2018 Acquisition	August 31	70%	4

Besides the multi-clinic acquisitions above, in 2018, the Company through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnerships.

As of March 31, 2019, the Company operated 590 clinics in 41 states, as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 28 third-party facilities under management as of March 31, 2019.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019 (“2018 Annual Report”).

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in our 2019 Annual Report.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests.

For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated statements of income line item – net income attributable to non-controlling interests – redeemable non-controlling interests – temporary equity and the equity interests are recorded on the consolidated balance sheet as redeemable non-controlling interests.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.  The Company operates a business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2018, there were six regions for which an impairment test was performed.  In addition to the six regions, during 2018, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Non-Controlling Interests

The Company recognizes non-controlling interests, in which the Company has no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. Net income is allocated to non-controlling interests (permanent equity), redeemable non-controlling interests (temporary equity) and to USPH shareholders. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date. When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Revenue Recognition

Revenues are recognized in the period in which services are rendered. See Footnote 3 for further discussion of revenue recognition.

Allowance for Doubtful Accounts

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for doubtful accounts is included in operating costs in the consolidated statements of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for doubtful accounts, includes only those amounts the Company estimates to be collectible.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2019. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement and the redemption value of Redeemable non-controlling interests approximate the respective fair values. The fair value of the Company’s redeemable non-controlling interests are determined based on “Level 3” inputs. The interest rate on the Amended Credit Agreement, which is tied to LIBOR, is set at various short-term intervals, as detailed in the Amended Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2019.

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

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which amended prior accounting standards for leases.

The Company implemented the new lease standard, ASC Topic 842 – Leases as of January 1, 2019 using the transition method in ASU 2018-11 issued in July 2018 which allows the Company to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, no retrospective adjustments were made to the comparative periods presented. There was no adjustment required to retained earnings. The cumulative adjustment was immaterial, to the opening balance of retained earnings at the adoption date. The Company elected certain of the practical expedients permitted, including the expedient that allows the Company to retain its existing lease assessment and classification.

Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) and operating lease liabilities of approximately $78.0 million and $82.6 million respectively, as of January 1, 2019 for operating leases as a lessee. The adoption did not materially impact the Company’s consolidated statement of income or cash flows. See Footnote 10 for further discussion of leases.

In August 2018, the Securities Exchange Commission (“SEC”) issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted this standard in this Form 10-Q with no material impact on the Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which amended the fair value measurement guidance by removing or clarifying certain existing disclosure requirements, while also adding new disclosure requirements. Specifically, this update removed certain disclosures related to Level 1 and Level 2 transfers and also removed the discussion regarding valuation processes of Level 3 fair value measurements. The update modifies guidance related to investments in certain entities that calculate net asset value to explicitly require disclosure regarding timing of liquidation of the investee’s assets and timing of redemption restrictions. The update adds disclosures around the changes in unrealized gains and losses in other comprehensive income for recurring Level 3 investments held at the end of the reporting period and adds disclosures regarding certain unobservable inputs on Level 3 fair value measurements. These changes become effective for the Company on January 1, 2020. Pursuant to ASC 820, the fair value of the Company’s redeemable non-controlling interests are determined based on “Level 3” inputs. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

Subsequent Event

On April 11, 2019, the Company acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations.  This relationship-based health delivery system is paid for directly by corporate clients. Clients include large companies across a variety of industries.  The total consideration for the acquisition was $23.6 million, derived from the Company’s existing revolving line of credit. The business was then combined with Briotix Health, USPH’s industrial injury prevention operation, increasing U.S. Physical Therapy’s ownership position in the partnership to approximately 76%.

2. ACQUISITIONS OF BUSINESSES

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice.  The purchase price for the 70% interest was $7.2 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and 2020.

On April 30, 2018, the Company acquired a 65% interest in a business in the industrial injury prevention market.  Previously, a 55% interest in the initial industrial injury prevention business was acquired by the Company in March 2017. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that is payable, principal plus accrued interest, in September 2018.  On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owns a 59.45% interest in the combined business. Services provided include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

In addition, during 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices.  These practices operate as satellites of the existing Clinic Partnership. The aggregate purchase price was $1.0 million inclusive of cash of $850,000 and a note payable of $150,000.  The note accrues interest at 4.5% and is payable, principal and accrued interest, on August 31, 2019.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2018 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$16,367
Seller notes	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,691
Total non-current assets	305
Total liabilities	(508)
Net tangible assets acquired	$1,488
Referral relationships	1,879
Non-compete	386
Tradename	2,172
Goodwill	19,537
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,317

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2018 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2018, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2019 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2018, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the weighted average amortization period was 10.54 years at December 31, 2018.  For non-compete agreements, the weighted average amortization period was 6.00 years at December 31, 2018. The values assigned to tradenames are tested annually for impairment.

For the 2018 acquisitions, total current assets primarily represent accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2018 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net patient revenues	$106,650	$100,552
Management contract revenues	2,146	2,236
Industrial injury prevention services revenues	6,900	4,852
Other revenues	535	702
	$116,231	$108,342

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase has been applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements, a provider's performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional's payment for the corresponding payment year. The provider’s MIPS performance in 2019 will determine the payment adjustment in 2021. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an alternate payment model (“APM”), (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus in the corresponding payment year. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments will be subject to future notice and comment rule-making.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of March 31, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2019 and 2018, net patient revenue from Medicare were approximately $28.3 million and $24.6 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2019.

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

The Company’s performance obligations are satisfied at a point in time. After the clinic has provided services and satisfied its obligation to the customer for the reimbursement rates stipulated in the payor contracts (i.e. the transaction price), the Company recognizes the revenue, net of contractual allowances, in the period in which the services are rendered. The Company recognizes the full amount of revenue and reports the contractual allowances as a contra (or offset) revenue account to report a net revenue number based on the expected collections.

4. EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended March 31,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,443	$7,117
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,661)	(5,081)
Tax effect at statutory rate (federal and state) of 26.25%	1,224	1,334
	$5,006	$3,370

Basic and diluted per share	0.39	$0.27

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,707	12,616

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

For the three months ended March 31, 2019 and for the year ended December 31, 2018, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018

Beginning balance	$133,943	$102,572
Operating results allocated to redeemable non-controlling interest partners	2,395	8,433
Distributions to redeemable non-controlling interest partners	(1,522)	(9,835)
Changes in the fair value of redeemable non-controlling interest	4,661	24,770
Purchases of redeemable non-controlling interest	(2,281)	8,145
Other	-	(142)
Ending balance	$137,196	$133,943

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	March 31, 2019	December 31, 2018

Contractual time period has lapsed but holder's employment has not been terminated	$48,058	$42,624
Contractual time period has not lapsed and holder's employment has not been terminated	$89,138	$91,319
Holder's employment has terminated and contractual time period has expired	$-	$-
Holder's employment has terminated and contractual time period has not expired	$-	$-
	$137,196	$133,943

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018

Beginning balance	$293,525	$271,338
Goodwill acquired	$-	$19,778
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(241)	2,409
Other	54	-
Ending balance	$293,338	$293,525

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Tradenames	$30,256	$30,256
Referral relationships, net of accumulated amortization of $9,903 and $$9,370, respectively	16,361	16,895
Non-compete agreements, net of accumulated amortization of $4,885 and $4,716, respectively	1,508	1,677
	$48,125	$48,828

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to sixteen years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Referral relationships	$533	$520
Non-compete agreements	169	197
	$702	$717

Based on the balance of referral relationships and non-compete agreements as of March 31, 2019, the expected amount to be amortized in 2019 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years Ending December 31,	Annual Amount	Years Ending December 31,	Annual Amount
2019	$2,132	2019	$632
2020	$2,132	2020	$418
2021	$2,132	2021	$340
2022	$2,084	2022	$163
2023	$1,977	2023	$94
2024	$1,791	2024	$30
Thereafter	$4,646

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Salaries and related costs	$21,131	$21,726
Credit balances due to patients and payors	7,662	7,293
Group health insurance claims	2,815	3,124
Other	7,629	6,350
Total	$39,237	$38,493

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Credit Agreement average effective interest rate of 4.4% inclusive of unused fee	$29,000	$38,000
Various notes payable with $1,066 plus accrued interest due in the next year,interest accrues in the range of 3.25% through 5.50% per annum	1,582	1,836
	30,582	39,836
Less current portion	(1,066)	(1,434)
Long term portion	$29,516	$38,402

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

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50.0 million for any fiscal year, and increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $10.0 million in any fiscal year.  The March 2017 amendment, among other items, increased the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $15.0 million in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount the Company may pay in cash dividends to its shareholders to an amount not to exceed $20.0 million and extended the maturity date to November 30, 2021.

On March 31, 2019, $29.0 million was outstanding on the Amended Credit Agreement resulting in $96.0 million of availability. As of March 31, 2019 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, the Company entered into a note payable in the amount of $228,120 that is payable in two principal installments of $114,080 each, plus accrued interest, in March 2020 and 2021. In conjunction with the acquisition of the four clinic practices on August 31, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest, on August 2019 and August 2020.  Interest accrues at the rate of 5.00% per annum.  In conjunction with the acquisition of the industrial injury prevention business on April 30, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest. The first installment was paid in April 2019 and the second is due in April 2020.  Interest accrues at the rate of 4.75% per annum.  In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which is payable on August 31, 2019.  Interest accrues at the rate of 4.5% per annum and is payable on August 31, 2019.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at March 31, 2019 are as follows (in thousands):

During the twelve months ended March 31, 2020	$1,066
During the twelve months ended March 31, 2021	516
During the twelve months ended March 31, 2022	29,000
$30,582

The revolving credit facility (balance at March 31, 2019 of $29.0 million) matures on November 30, 2021.

10. LEASES

The Company has operating leases for its corporate offices and operating facilities. The Company determines if an arrangement is a lease at the inception of a contract.  Effective January 1, 2019, right-of-use assets and operating lease liabilities are included in its consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

In accordance with ASC 842, the Company records on its consolidated balance sheet leases with a term greater than 12 months.  The Company has elected, in compliance with current accounting standards, not to record leases with an initial terms of 12 months or less in the consolidated balance sheet.  ASC 842 requires the separation of the fixed lease components from the variable lease components. The Company has elected the practical expedient to account for separate lease components of a contract as a single lease cost thus causing all fixed payments to be capitalized. Non-lease and variable cost components are not included in the measurement of the right-of-use assets or operating lease liabilities. The Company also elected the package of practical expedients permitted within ASC 842, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of- use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$7,587
Short-term lease cost	371
Variable lease cost	1,581
Total lease cost *	$9,539

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

Other Information	Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$7,706

Right-of-use assets obtained in exchange for new operating lease liabilities**	$89,885

** Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of March 31, 2019 were as follows (in thousands):

Fiscal Year	Amount
2019 (excluding the three months ended March, 31, 2019)	$22,498
2020	24,890
2021	18,329
2022	11,499
2023	6,678
2024 and thereafter	4,734
Total lease payments	$88,628
Less: imputed interest	6,061
Total operating lease liabilities	$82,567

Average lease terms and discount rates were as follows:

Three Months Ended March 31, 2019
Weighted-average remaining lease term - Operating leases	3.7 Years

Weighted-average discount rate - Operating leases	3.8%

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 142,816 shares (based on the closing price of $105.03 on March 31, 2019) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (“2018 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2018 Annual Report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our 2018 Annual Report.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At March 31, 2019, we operated 590 clinics in 41 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 28 such third-party facilities under management as of March 31, 2019.

In March 2017, we purchased a 55% interest in our initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business. On April 11, 2019, the Company acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, USPH’s industrial injury prevention operation, increasing U.S. Physical Therapy’s ownership position in the partnership to approximately 76%.

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

In addition to the above acquired interests in the industrial injury prevention businesses, during the year ended 2018, we acquired the following clinic group.

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

In addition, during 2018, through several of our majority owned Clinic Partnerships, we acquired five separate clinic practices.  These practices operate as satellites of the existing Clinic Partnership. The aggregate purchase price was $1.0 million inclusive of cash of $850,000 and a note payable of $150,000.  The note accrues interest at 4.5% and is payable, principal and accrued interest, on August 31, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which amended prior accounting standards for leases.

We adopted ASC 842 as of January 1, 2019, which resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets and operating lease liabilities of approximately $78.0 million and $82.6 million respectively, as of January 1, 2019 for operating leases as a lessee. The adoption did not materially impact the Company’s consolidated statement of income or cash flows.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Number of clinics, at the end of period	590	580
Working Days	63	64
Average visits per day per clinic	26.9	25.7
Total patient visits	1,001,510	956,237
Net patient revenue per visit	$106.49	$105.15

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

•
For the first quarter ended March 31, 2019 (“2019 First Quarter”), USPH’s Operating Results increased 18.6% to $8.4 million, or $0.66 per diluted share, as compared to $7.1 million, or $0.56 per diluted share, in the first quarter ended March 31, 2018 (“2018 First Quarter”).  Operating Results, per share, a non-GAAP measure, equals net income attributable to USPH shareholders per the consolidated statement of net income, and excludes the impact of the revaluation of redeemable non-controlling interest, net of tax to calculate earnings per share.

•
For the 2019 First Quarter, USPH’s net income attributable to its shareholders was $8.4 million as compared to $7.1 million in the first quarter of 2018. Inclusive of the charge for revaluation of non-controlling interest, net of tax, in accordance with GAAP, in the recent quarter, the amount is $5.0 million, or $0.39 per share, as compared to $3.4 million, or $0.27 per share for the 2018 First Quarter.    In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to USPH shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing the Company's period-to-period results.  Operating Results (as defined below), a non-generally accepted accounting principles (“non-GAAP”) measure, equals net income attributable to USPH shareholders. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation. Management uses Operating Results, which eliminates the non-current cash item related to the revaluation of redeemable non-controlling interest that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have mandatorily redeemable instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$8,443	$7,117
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(4,661)	(5,081)
Tax effect at statutory rate (federal and state) of 26.25%	1,224	1,334
	$5,006	$3,370

Basic and diluted per share	0.39	$0.27

Adjustments:
Tax benefit - revaluation of deferred tax assets and liabilities	-	-
Revaluation of redeemable non-controlling interest	4,661	5,081
Tax effect at statutory rate (federal and state) of 26.25%	(1,224)	(1,334)
Operating results	$8,443	$7,117

Basic and diluted operating results per share	$0.66	$0.56

Shares used in computation - basic and diluted	12,707	12,616

Revenues

•
Net revenues increased $7.9 million or 7.3% from $108.3 million in the 2018 First Quarter to $116.2 million in the 2019 First Quarter, primarily due to an increase in net patient revenues from physical therapy operations and an increase in the revenue from the industrial injury prevention business.  Both increases are due to internal growth and acquisitions. The 2019 First Quarter had 63 business days versus 64 in the 2018 First Quarter.

•
Net patient revenues from physical therapy operations increased approximately $6.1 million, or 6.1%, to $106.7 million in the 2019 First Quarter from $100.6 million in the 2018 First Quarter due to an increase in total patient visits of 4.7% from 956,000 to 1,001,500 and an increase in the average net patient revenue per visit to $106.49 from $105.15.  Of the $6.1 million increase in net patient revenues, $3.3 million related to an increase in business of clinics opened or acquired prior to April 1, 2018 (“Mature Clinics”) and $2.8 million related to clinics opened or acquired after March 31, 2018 (“New Clinics”). Revenue from physical therapy management contracts was $2.1 million for the first quarter of 2019 and $2.2 million for the comparable 2018 period.

•
Revenue from the industrial injury prevention business increased 42.2% to $6.9 million in the first quarter of 2019 compared to $4.9 million in the first quarter 2018 due to internal growth and an April 2018 acquisition.

•	Other miscellaneous revenue was $0.5 million in the 2019 First Quarter and $0.7 million in the 2018 First Quarter.

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

Operating Costs

Total operating costs were $89.5 million, or 77.0% of net revenues, in the 2019 First Quarter as compared to $85.1 million, or 78.6% of net revenues, in the 2018 First Quarter. The $4.4 million increase was attributable to $1.4 million in operating costs related to New Clinics, and an increase of $1.9 million related to Mature Clinics, an increase of $1.3 million in the industrial injury prevention business and a reduction in management contract costs of $0.2 million. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $66.3 million for the 2019 First Quarter from $62.3 million for the 2018 First Quarter, an increase of $4.0 million. Salaries and related costs for New Clinics amounted to $1.7 million for the 2019 First Quarter. Salaries and related costs for the industrial injury prevention business was $4.3 million in the 2019 First Quarter compared to $3.2 million 2018 First Quarter, an increase of $1.1 million.  For Mature Clinics, salaries and related costs increased by $1.2 million for the 2019 First Quarter compared to the 2018 First Quarter.  Salaries and related costs as a percentage of net revenues were 57.0% for the 2019 First Quarter and 57.5% for the 2018 First Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $22.0 million for the 2019 First Quarter and $21.7 million for the 2018 First Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $0.9 million for the 2019 First Quarter. For Mature Clinics, rent, supplies, contract labor and other decreased by $0.9 million in the 2019 First Quarter compared to the 2018 First Quarter and for the industrial injury prevention business increased by $$0.3 million for the respective periods. Rent, supplies, contract labor and other as a percentage of net revenues was 19.0% for the 2019 First Quarter and 20.1% for the 2018 First Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.2 million for the 2019 First Quarter and $1.0 million for the 2018 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for the 2019 First Quarter and 1.0% for the 2018 First Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.3% at March 31, 2019, as compared to 5.6% at December 31, 2018. Our day’s sales outstanding remained at 37 days at March 31, 2019 and December 31, 2018.

Gross Profit

The gross profit for the 2019 First Quarter grew by 15.1% or $3.5 million to $26.7 million, as compared to $23.2 million in the 2018 First Quarter. The gross profit percentage was 23.0% of net revenue in the most recent period as compared to 21.4% in the 2018 First Quarter. The gross profit percentage for our physical therapy clinics was 23.1% in the recent quarter as compared to 21.9% in the 2018 First Quarter. The gross profit percentage on physical therapy management contracts was 18.5% in the 2019 First Quarter as compared to 13.8% in the 2018 First Quarter. The gross profit percentage for the industrial injury prevention business was 22.3% in the recent quarter as compared to 15.8% in the 2018 First Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $11.3 million for the 2019 First Quarter and $10.2 million for the 2018 First Quarter. As a percentage of net revenues, corporate office costs were 9.7% for the 2019 First Quarter and 9.4% for the 2018 First Quarter.

Operating Income

Operating income for the 2019 First Quarter increased 18.2% to $15.4 million as compared to $13.1 million in the 2018 First Quarter.

Interest Expense – debt and other

Interest expense – debt and other was $358,000 in the 2019 First Quarter and $553,000 in the 2018 First Quarter due to reduced borrowings under our revolving credit line. At March 31, 2019, $29.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2019 First Quarter was $2.7 million and for the 2018 First Quarter was $2.5 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 24.3% and 25.8%, respectively, for the 2019 First Quarter and 2018 First Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Income before taxes	$15,083	$12,530

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,537)	(1,201)
Redeemable non-controlling interests - temporary equity	(2,395)	(1,736)
	(3,932)	(2,937)

Income before taxes less net income attributable to non-controlling interests	11,151	9,593

Provision for income taxes	2,708	2,476

Percentage	24.3%	25.8%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.5 million in the 2019 First Quarter and $1.2 million in the 2018 First Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $2.4 million in the 2019 First Quarter and $1.7 million in the 2018 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At March 31, 2019 and December 31, 2018, we had $20.2 million and $23.4 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least March 2020. Significant acquisitions would likely require additional financing.

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

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that we could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50.0 million for any fiscal year, and increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $10.0 million in any fiscal year.  The March 2017 amendment, among other items, increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $15.0 million in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount we may pay in cash dividends to $20.0 million to our shareholders and extended the maturity date to November 30, 2021.

Cash and cash equivalents decreased by $3.1 million from December 31, 2018 to March 31, 2019.  During the three months ended March 31, 2019, $13.6 million was provided by operations. The major uses of cash for investing and financing activities included: net payments of outstanding balance under our Amended Credit Agreement ($9.0 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($2.6 million), purchase of fixed assets ($2.5 million), purchase of redeemable non-controlling interests ($2.0 million) and payments on notes payable ($0.5 million).

On March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, we entered into a note payable in the amount of $228,120 that is payable in two principal installments of $114,080 each, plus accrued interest, in March 2020 and 2021.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may not be submitted for nine months or more. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the accounts receivable has been outstanding for at least 120 days.

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 31, 2019 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2017 through March 2019. Typically, the notes are payable in equal annual installments of principal over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At March 31, 2019, the balance on these notes payable was $1.6 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of March 31, 2019, we have accrued $7.7 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of  March 31, 2019, there are currently an additional estimated 142,816 shares (based on the closing price of $105.03 on March 31, 2019)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2019.

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

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2019, $29.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2019, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $290,000.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2019, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of new accounting standards related to leases on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.2+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.3+	Objective Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.4+	Discretionary Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 6, 2019	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.2+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.3+	Objective Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
10.4+	Discretionary Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement