Form 10-Q
period 2019-06-30
U S PHYSICAL THERAPY INC /NV
filed 2019-08-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
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

As of August 8, 2019, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,773,878.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS	June 30, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and cash equivalents	$34,859	$23,368
Patient accounts receivable, less allowance for doubtful accounts of $2,666 and $2,672, respectively	44,923	44,751
Accounts receivable - other	10,724	6,742
Receivable, net - sale and purchase of partnership interests	9,401	-
Other current assets	7,102	4,353
Total current assets	107,009	79,214
Fixed assets:
Furniture and equipment	52,831	52,611
Leasehold improvements	31,020	31,712
Fixed assets, gross	83,851	84,323
Less accumulated depreciation and amortization	63,829	64,154
Fixed assets, net	20,022	20,169
Operating lease right-of-use assets	74,930	-
Goodwill	303,549	293,525
Other identifiable intangible assets, net	50,055	48,828
Other assets	1,445	1,430
Total assets	$557,010	$443,166

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,426	$2,019
Accrued expenses	31,346	38,493
Current portion of operating lease liabilities	22,558	-
Current portion of notes payable	690	1,434
Total current liabilities	57,020	41,946
Notes payable, net of current portion	4,316	402
Revolving line of credit	62,000	38,000
Deferred taxes	12,284	9,012
Deferred rent	-	2,159
Operating lease liabilities, net of current portion	56,711	-
Other long-term liabilities	566	829
Total liabilities	192,897	92,348

Redeemable non-controlling interests	133,366	133,943

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,989,350 and 14,899,233 shares issued, respectively	149	149
Additional paid-in capital	84,125	80,028
Retained earnings	176,610	167,396
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	229,256	215,945
Non-controlling interests	1,491	930
Total USPH shareholders’ equity and non-controlling interests	230,747	216,875
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$557,010	$443,166

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net patient revenues	$113,363	$105,989	$220,013	$206,541
Other revenues	13,010	9,109	22,591	16,899
Net revenues	126,373	115,098	242,604	223,440
Operating costs:
Salaries and related costs	70,669	64,607	136,936	126,886
Rent, supplies, contract labor and other	23,026	22,168	45,070	43,944
Provision for doubtful accounts	1,240	1,151	2,446	2,212
Closure costs	13	18	9	30
Total operating costs	94,948	87,944	184,461	173,072

Gross profit	31,425	27,154	58,143	50,368

Corporate office costs	11,527	10,128	22,820	20,291
Operating income	19,898	17,026	35,323	30,077

Other income and expense
Gain on sale of partnership interest	5,823	-	5,823	-
Interest and other income, net	4	22	20	54
Interest expense	(607)	(545)	(965)	(1,098)

Income before taxes	25,118	16,503	40,201	29,033

Provision for income taxes	5,318	3,267	8,026	5,743

Net income	19,800	13,236	32,175	23,290

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,802)	(1,380)	(3,339)	(2,581)
Redeemable non-controlling interests - temporary equity	(3,378)	(2,610)	(5,773)	(4,346)
	(5,180)	(3,990)	(9,112)	(6,927)

Net income attributable to USPH shareholders	$14,620	$9,246	$23,063	$16,363

Basic and diluted earnings per share attributable to USPH shareholders	$0.85	$0.48	$1.24	$0.74

Shares used in computation - basic and diluted	12,767	12,677	12,738	12,647

Dividends declared per common share	$0.27	$0.23	$0.54	$0.46

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income including non-controlling interests	$32,175	$23,290
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	4,958	4,866
Provision for doubtful accounts	2,446	2,212
Equity-based awards compensation expense	3,558	2,937
Deferred income taxes	5,421	(1,736)
Gain on sale of partnership interest, net of tax	(4,294)	-
Other	21	94
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,956)	(2,141)
Increase in accounts receivable - other	(2,468)	(2,934)
Increase in other assets	(2,759)	(140)
(Decrease) increase in accounts payable and accrued expenses	(4,780)	4,845
Decrease in other liabilities	(701)	(672)
Net cash provided by operating activities	28,621	30,621

INVESTING ACTIVITIES
Purchase of fixed assets	(4,876)	(3,270)
Purchase of business	(18,239)	(9,118)
Purchase of redeemable non-controlling interest, temporary equity	(2,053)	-
Purchase of non-controlling interest, permanent equity	(138)	(245)
Proceeds on sale of fixed assets	65	1
Net cash used in investing activities	(25,241)	(12,632)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(7,934)	(6,735)
Cash dividends paid to shareholders	(6,891)	(5,828)
Proceeds from revolving line of credit	80,000	55,000
Payments on revolving line of credit	(56,000)	(53,000)
Payments to settle mandatorily redeemable non-controlling interests	-	(265)
Principal payments on notes payable	(1,057)	(1,898)
Other	(7)	(48)
Net cash provided by (used in) financing activities	8,111	(12,774)

Net increase in cash and cash equivalents	11,491	5,215
Cash and cash equivalents - beginning of period	23,368	21,933
Cash and cash equivalents - end of period	$34,859	$27,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,339	$7,483
Interest	$902	$1,106
Non-cash investing and financing transactions during the period:
Purchase of business - seller financing portion	$4,000	$550
Purchase of business - payable to common shareholders of acquired business	$502	$-
Receivable related to sale of partnership interest	$11,601	$-
Payable related to purchase of partnership interest - settlement of redeemable non-controlling interest	$2,200	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$2,780	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2019	14,976	$149	$82,295	$168,952	(2,215)	$(31,628)	$219,768	$1,405	$221,173
Issuance of restricted stock, net of cancellations	13	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,813)	-	-	(3,813)	-	(3,813)
Compensation expense - equity-based awards	-	-	1,830	-	-	-	1,830	-	1,830
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	(3,446)	-	-	(3,446)	-	(3,446)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	-	-	(1)	-	-	(1)	1	-
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,717)	(1,717)
Net income attributable to non-controlling interests - permanent equity	-	-	-	-	-	-	-	1,802	1,802
Net income attributable to USPH shareholders	-	-	-	14,620	-	-	14,620	-	14,620
Balance June 30, 2019	14,989	149	84,125	176,610	(2,215)	(31,628)	$229,256	1,491	230,747

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Issuance of restricted stock, net of cancellations	90	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(7,250)	-	-	(7,250)	-	(7,250)
Compensation expense - equity-based awards	-	-	3,558	-	-	-	3,558	-	3,558
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(7)	(104)
Dividends paid to USPH shareholders	-	-	-	(6,891)	-	-	(6,891)	-	(6,891)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	-	-	(6)	-	-	(6)	-	(6)
Distributions to non-controlling interest partners - permanent equity		-	-	-	-	-	-	(2,771)	(2,771)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	3,339	3,339
Net income attributable to USPH shareholders	-	-	-	23,063	-	-	23,063	-	23,063
Balance June 30, 2019	14,989	149	84,125	176,610	(2,215)	(31,628)	$229,256	1,491	230,747

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2018	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2018	14,885	$149	$75,543	$162,907	(2,215)	$(31,628)	$206,971	$1,514	$208,485
Issuance of restricted stock, net of cancellation	15	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,204)	-	-	(3,204)	-	(3,204)
Compensation expense - equity-based awards	-	-	1,556	-	-	-	1,556	-	1,556
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	(2,914)	-	-	(2,914)	-	(2,914)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,807)	(1,807)
Other	-	-	-	(44)	-	-	(44)	50	6
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	1,380	1,380
Net income attributable to USPH shareholders	-	-	-	9,246	-	-	9,246	-	9,246
Balance June 30, 2018	14,900	149	77,099	165,991	(2,215)	(31,628)	$211,611	1,137	212,748

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2018	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	91	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(6,951)	-	-	(6,951)	-	(6,951)
Compensation expense - equity-based awards	-	-	2,937	-	-	-	2,937	-	2,937
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(151)	-	-	-	(151)	(42)	(193)
Dividends paid to USPH shareholders	-	-	-	(5,828)	-	-	(5,828)	-	(5,828)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,656)	(2,656)
Other	-	-	-	1	-	-	1	50	51
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	2,581	2,581
Net income attributable to USPH shareholders	-	-	-	16,363	-	-	16,363	-	16,363
Balance June 30, 2018	14,900	149	77,099	165,991	(2,215)	(31,628)	$211,611	1,137	212,748

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests typically range from 49% to 99% in the Clinic Partnerships.  The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources, by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. The Company also looks for therapists with whom to establish new, de novo clinics to be owned jointly by the Company and such therapists.  In these situations, the therapist is offered the opportunity to co-invest in the new clinic and also receives a competitive salary for managing the clinic. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. For the foreseeable future, the Company intends to continue to acquire clinic practices and continue to focus on developing new clinics and opening satellite clinics where appropriate, along with increasing our patient volume through marketing and new clinical programs. Since March 2017, the Company has acquired a majority interest in two industrial injury prevention businesses and acquired one company in the industrial injury prevention sector.

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health Limited Partnership, the Company’s industrial injury prevention operation.

On April 11, 2019, the Company acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%. The purchase price for this acquisition was $23.6 million, which consisted of $19.6 million in cash (of which $0.5 million remained payable at June 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9 2021.

Services provided in the industrial injury prevention businesses include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.2 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and August 2020.

Besides the multi-clinic acquisition above, in 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnerships.

As of June 30, 2019, the Company operated 564 clinics in 41 states, as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 26 third-party facilities under management as of June 30, 2019.

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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in the Company’s 2018 Annual Report.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets as non-controlling interests and within the income statements as non-controlling interests – permanent equity.

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for purchased software from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years.

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

Non-Controlling Interests

The Company recognizes non-controlling interests, in which the Company has no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. Net income is allocated to non-controlling interests (permanent equity), redeemable non-controlling interests (temporary equity) and to the Company’s shareholders. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the consolidated statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date. When the purchase price of a non-controlling interest by the Company exceeds the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital. Additionally, operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner.

Revenue Recognition

Revenues are recognized in the period in which services are rendered. See Footnote 4 – Revenue Recognition, for further discussion of revenue recognition.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2019. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement and the redemption value of Redeemable non-controlling interests approximate the respective fair values. The fair value of the Company’s redeemable non-controlling interests is determined based on “Level 3” inputs. The interest rate on the Amended Credit Agreement, which is tied to LIBOR, is set at various short-term intervals, as detailed in the Amended Credit Agreement.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2019.

Restricted Stock

Restricted stock issued to employees and directors is normally subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees, other than officers, lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers, the restrictions lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

Recently Adopted Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which amended prior accounting standards for leases.

The Company implemented the new lease standard, ASC Topic 842 – Leases as of January 1, 2019 using the transition method in ASU 2018-11 issued in July 2018 which allows the Company to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. There was no adjustment required to retained earnings upon adoption. Accordingly, no retrospective adjustments were made to the comparative periods presented. The Company elected certain of the practical expedients permitted, including the expedient that allows the Company to retain its existing lease assessment and classification.

Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) and operating lease liabilities of approximately $78.0 million and $82.6 million respectively, as of January 1, 2019 for operating leases as a lessee. The adoption did not materially impact the Company’s consolidated statement of income or cash flows. See Footnote 11 - Leases for further discussion of leases.

In August 2018, the Securities Exchange Commission (“SEC”) issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted this standard in the first quarter of 2019 Form 10Q with no material impact on the Consolidated Financial Statements.

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

Subsequent Events

The Company has evaluated events subsequent to June 30, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

2.	ACQUISITIONS OF BUSINESSES

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, the Company’s industrial injury prevention operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $23.6 million, which consisted of $19.6 million in cash, (of which $0.5 million remained payable at June 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

The purchase price for the 2019 acquisition has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$18,239
Payable to shareholders of seller	502
Seller note	4,000
Total consideration	$22,741

Estimated fair value of net tangible assets acquired:
Total current assets	$1,588
Total non-current assets	38
Total liabilities	(477)
Net tangible assets acquired	$1,149
Referral relationships	1,500
Non-compete	590
Tradename	2,500
Goodwill	17,002
$22,741

The purchase prices plus the fair value of the non-controlling interests for the acquisition in 2019 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisition, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2019 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisition in 2019, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the amortization period was 11.0 years.  For non-compete agreements, the amortization period was 6.0 years. The values assigned to tradenames are tested annually for impairment.

For the 2019 acquisition, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice.  The purchase price for the 70% interest was $7.2 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and 2020.

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that was paid in September 2018. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. The aggregate purchase price for the 65% interest was $8.6 million in cash and $400,000 in a seller note that was paid on April 30, 2019. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health Limited Partnership, the Company’s industrial injury prevention operation.

Services provided include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

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

The purchase price for the 2018 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$16,367
Seller notes	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,691
Total non-current assets	305
Total liabilities	(524)
Net tangible assets acquired	$1,472
Referral relationships	2,294
Non-compete	328
Tradename	1,297
Goodwill	20,071
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,317

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2018 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisition in August 2018, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2019, based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material. The Company has completed its formal valuation analysis for the acquisition in April 2018.

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

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in the 2019 and 2018 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

3.	SALE OF PARTNERSHIP INTEREST

The Company recognized a non-operating pre-tax gain of $5.8 million during the six months ended June 30, 2019, which resulted from the sale of its 50% interest in one of its physical therapy partnerships, to the founders of the practice.  The sales proceeds, all of which was in cash, was $11.6 million, which is included in the consolidated balance sheet in the line item – Receivable, net – sale and purchase of partnership interest, offset by a payable to the same party of $2.2 million.  See details of transactions related to the Company’s purchase of limited partnership interests from the group’s founders in three other partnerships in Note 6 – Redeemable Non-Controlling Interest.  The net amount was collected in full on July 1, 2019.

4.	REVENUE RECOGNITION

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

Revenues from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net patient revenues	$113,363	$105,989	$220,013	$206,541
Management contract revenues	2,215	2,160	4,360	4,397
Industrial injury prevention services revenues	10,288	6,274	17,188	11,126
Other revenues	507	675	1,043	1,376
	$126,373	$115,098	$242,604	$223,440

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

Under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extended the targeted medical review indefinitely, but reduced the threshold to $3,000 through December 31, 2027.  For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2019 and 2018, net patient revenue from Medicare were approximately $59.4 million and $51.0 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2019.

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

5.	EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6 – Redeemable Non-Controller Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$14,620	$9,246	$23,063	$16,363
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(5,169)	(4,344)	(9,830)	(9,425)
Tax effect at statutory rate (federal and state) of 26.25%	1,356	1,140	2,580	2,474
	$10,807	$6,042	$15,813	$9,412

Earnings per share (basic and diluted)	$0.85	$0.48	$1.24	$0.74

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,767	12,677	12,738	12,647

6.	REDEEMABLE NON-CONTROLLING INTEREST

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

3.
The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and in all cases 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a small, two-year note in lieu of an escrow (the “Purchase Price”). The Purchase Agreement does not contain any future earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

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
a.
In the event that any Selling Shareholder’s employment is terminated under certain circumstances prior to a specified date (the “Specified Date”), the Seller Entity thereafter may have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder is not employed by NewCo as of the Specified Date and the Company has not exercised its Call Right with respect to the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, Seller Entity thereafter shall have the Put Right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

c.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the Specified Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right
a.
If any Selling Shareholder’s employment by NewCo is terminated prior to the Specified Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after Specified Date, the Company shall have the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

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

5.
The Put Right and the Call Right do not have an expiration date, and the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity unless either, the Put Right and the Call Right is exercised.

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

For the three and six months ended June 30, 2019 and June 30, 2018, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Beginning balance	$137,196	$108,085	$133,943	$102,572
Operating results allocated to redeemable non-controlling interest partners	3,378	2,610	5,773	4,346
Distributions to redeemable non-controlling interest partners	(3,641)	(2,720)	(5,163)	(4,079)
Changes in the fair value of redeemable non-controlling interest	5,169	4,344	9,830	9,425
Purchases of redeemable non-controlling interest	(2,604)	4,863	(4,885)	4,863
Reduction of non-controlling interest due to sale of USPh partnership interest	(6,132)	-	(6,132)
Sales of redeemable non-controlling interest - temporary equity	2,870	-	2,870	-
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(2,870)	-	(2,870)	-
Other	-	(155)	-	(100)
Ending balance	$133,366	$117,027	$133,366	$117,027

In conjunction with the sale of the Company’s 50% interest in a partnership to the founders in 2019, the redeemable non-controlling interest related to this partnership was reduced.

On June 30, 2019, the Company purchased additional interests in three partnerships for an aggregate price of $2.2 million.  The excess of the recorded value over the purchase price of the interests (redeemable non-controlling interests) was $0.4 million. The $0.4 million, net of tax of $0.1 million, was recognized directly in retained earnings in accordance with current accounting literature.  Since the seller of these interests is the same as the buyer in the sale of the Company’s 50% interest in the other partnerships mentioned earlier and the payment was settled as a net amount on July 1, 2019, the amount of the payment was offset against the receivable from the sale of the 50% interest.  See Note 3 – Sale of Partnership Interest. Subsequent to the purchase of the interests in the three partnerships, the Company sold various interests in the three partnerships for an aggregate price of $2.8 million, in exchange for notes receivable, payable to the Company based on distributions of the specific partnerships.  The Company continues to own an interest in all three of the partnerships.

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	June 30, 2019	June 30, 2018

Contractual time period has lapsed but holder’s employment has not been terminated	$52,937	$34,144
Contractual time period has not lapsed and holder’s employment has not been terminated	80,429	82,883
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$133,366	$117,027

7.	GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018

Beginning balance	$293,525	$271,338
Goodwill acquired	17,002	19,778
Goodwill related to partnership interest sold	(7,325)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	347	2,409
Ending balance	$303,549	$293,525

8.	INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Tradenames	$30,756	$30,256
Referral relationships, net of accumulated amortization of $10,121 and $$9,370, respectively	17,428	16,895
Non-compete agreements, net of accumulated amortization of $4,730 and $4,716, respectively	1,871	1,677
	$50,055	$48,828

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

The following table details the amount of amortization expense recorded for intangible assets for the six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Referral relationships	$581	$559	$1,114	$1,079
Non-compete agreements	169	91	338	288
	$750	$650	$1,452	$1,367

Based on the balance of referral relationships and non-compete agreements as of June 30, 2019, the expected amount to be amortized in 2019 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2019	$2,232	2019	$685
2020	$2,235	2020	$507
2021	$2,235	2021	$429
2022	$2,187	2022	$252
2023	$2,080	2023	$183
2024	$1,914	2024	$125
Thereafter	$5,659	Thereafter	$28

9.	ACCRUED EXPENSES

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Salaries and related costs	$18,815	$21,726
Credit balances due to patients and payors	5,195	7,293
Group health insurance claims	3,083	3,124
Other	4,253	6,350
Total	$31,346	$38,493

10.	NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit Agreement average effective interest rate of 3.96% inclusive of unused fee	$62,000	$38,000
Various notes payable with $690 plus accrued interest due in the next year, interest accrues in the range of 3.75% through 5.50% per annum	5,006	1,836
	$67,006	$39,836
Less current portion	(690)	(1,434)
Long term portion	$66,316	$38,402

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

On June 30, 2019, $62.0 million was outstanding on the Amended Credit Agreement resulting in $63.0 million of availability. As of June 30, 2019 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisition on April 12, 2019, the Company entered into a note payable in the amount of $4,000,000 payable in April 2021 plus accrued interest. Interest accrues at the rate of 5.50% per annum. In March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, the Company entered into a note payable in the amount of $228,120 that is payable in two principal installments of $114,080 each, plus accrued interest, in March 2020 and 2021. In conjunction with the acquisition of the four clinic practices on August 31, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest, in August 2019 and August 2020.  Interest accrues at the rate of 5.00% per annum.  In conjunction with the acquisition of the industrial injury prevention business on April 30, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest. The first installment was paid in April 2019 and the second is due in April 2020.  Interest accrues at the rate of 4.75% per annum.  In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which is payable on August 31, 2019.  Interest accrues at the rate of 4.5% per annum and is payable on August 31, 2019.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at June 30, 2019 are as follows (in thousands):

During the twelve months ended June 30, 2020	$690
During the twelve months ended June 30, 2021	4,316
During the twelve months ended June 30, 2022	62,000
$67,006

The revolving credit facility (balance at June 30, 2019 of $62.0 million) matures on November 30, 2021.

11.	LEASES

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$7,708	$15,295
Short-term lease cost	297	668
Variable lease cost	1,547	3,128
Total lease cost *	$9,552	$19,091

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$7,686	$15,392

Right-of-use assets obtained in exchange for new operating lease liabilities *	$8,629	$98,514

* Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of June 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2019 (excluding the six months ended June, 30, 2019)	$14,035
2020	24,589
2021	18,542
2022	12,375
2023	7,906
2024 and thereafter	8,321
Total lease payments	$85,768
Less: imputed interest	(6,499)
Total operating lease liabilities	$79,269

Average lease terms and discount rates were as follows:

Six Months Ended June 30, 2019
Weighted-average remaining lease term - Operating leases	4.05 Years

Weighted-average discount rate - Operating leases	3.9%

12.	COMMON STOCK

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 122,379 shares (based on the closing price of $122.57 on June 30, 2019) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2019.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At June 30, 2019, we operated 564 clinics in 41 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 26 such third-party facilities under management as of June 30, 2019.

In March 2017, we purchased a 55.0% interest in our initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business. On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, our industrial injury prevention operation, increasing our ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquisition was $23.6 million, which consisted of $19.6 million in cash (of which $0.5 million remained payable at June 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

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

In addition to the above acquired interests in the industrial injury prevention businesses, on August 31, 2018, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest, in August 2019 and August 2020.

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

We adopted ASC 842 as of January 1, 2019, which resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets and operating lease liabilities of approximately $78.0 million and $82.6 million respectively, as of January 1, 2019 for operating leases as a lessee. The adoption did not materially impact our consolidated statement of income or cash flows.

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of clinics, at the end of period	564	581	564	581
Working Days	64	64	127	128
Average visits per day per clinic	28.0	26.9	27.3	26.3
Total patient visits	1,057,878	998,403	2,059,388	1,954,640
Net patient revenue per visit	$107.16	$106.16	$106.83	$105.67

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

•
For the quarter ended June 30, 2019, (“2019 Second Quarter”), our Operating Results increased 11.7% to $10.3 million, or $0.81 per diluted share, as compared to $9.2 million, or $0.73 per diluted share, in the second quarter of 2018 (“2018 Second Quarter”). Operating Results per share, a non-GAAP measure, equals net income attributable to USPH shareholders per the consolidated statement of net income, and excludes the impact of the gain on the sale of a partnership interest and the revaluation of redeemable non-controlling interest, net of tax, to calculate earnings per share. On June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders and recognized a pre-tax gain on the sale of $5.8 million.

•
For the 2019 Second Quarter, our net income attributable to its shareholders, in accordance with generally accepted accounting principles (“GAAP”), was $14.6 million, inclusive of the gain on the sale of the partnership interest, as compared to $9.2 million in the 2018 Second Quarter. Inclusive of the charge for revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the recent quarter, the amount is $10.8 million, or $0.85 per share, as compared to $6.0 million, or $0.48 per share for the 2018 Second Quarter.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results per share, a non-GAAP measure, equals net income attributable to USPH shareholders per the consolidated statement of net income, and excludes the impact of the gain on the sale of a partnership interest and the revaluation of redeemable non-controlling interest, net of tax, to calculate earnings per share. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation. Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended June 30,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$14,620	$9,246
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(5,169)	(4,344)
Tax effect at statutory rate (federal and state) of 26.25%	1,356	1,140
	$10,807	$6,042

Earnings per share (basic and diluted)	$0.85	$0.48

Adjustments:
Gain on sale of partnership interest	(5,823)	-
Revaluation of redeemable non-controlling interest	5,169	4,344
Tax effect at statutory rate (federal and state) of 26.25%	172	(1,140)
Operating Results	$10,325	$9,246

Basic and diluted Operating Results per share	$0.81	$0.73

Shares used in computation - basic and diluted	12,767	12,677

Revenues

•
Net revenues increased $11.3 million or 9.8% from $115.1 million in the 2018 Second Quarter to $126.4 million in the 2019 Second Quarter, due to an increase in net patient revenues from physical therapy operations, internal growth, new clinic development and acquisitions, and an increase in the revenue from the industrial injury prevention business, due to internal growth and an acquisition.

•
Net patient revenues from physical therapy operations increased approximately $7.4 million, or 7.0%, to $113.4 million in the 2019 Second Quarter from $106.0 million in the 2018 Second Quarter due to an increase in total patient visits of 6.0% from 998,000 to 1,058,000 and an increase in the average net patient revenue per visit to $107.16 from $106.16.  Of the $7.4 million increase in net patient revenues, $4.6 million related to an increase in business of clinics opened or acquired prior to July 1, 2018 (“Mature Clinics”) and $2.8 million related to clinics opened or acquired after June 30, 2018 (“New Clinics”). Revenue from physical therapy management contracts was $2.2 million for the second quarter of 2019 and 2018 comparable period.

•
Revenue from the industrial injury prevention business increased 64.0% to $10.3 million in the second quarter of 2019 compared to $6.3 million in the second quarter 2018 due to internal growth and acquisitions in April of 2018 and 2019.

•	Other miscellaneous revenue was $0.5 million in the 2019 Second Quarter and $0.7 million in the 2018 Second Quarter.

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

Operating Costs

Total operating costs were $95.0 million, or 75.1% of net revenues, in the 2019 Second Quarter as compared to $88.0 million, or 76.4% of net revenues, in the 2018 Second Quarter. The $7.0 million increase was attributable to $2.6 million in operating costs related to Mature Clinics, an increase of $1.9 million related to New Clinics, and an increase of $2.5 million in the industrial injury prevention business. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $70.7 million for the 2019 Second Quarter from $64.6 million for the 2018 Second Quarter, an increase of $6.1 million. Salaries and related costs for New Clinics amounted to $1.6 million for the 2019 Second Quarter. Salaries and related costs for the industrial injury prevention business was $6.0 million in the 2019 Second Quarter compared to $3.8 million 2018 Second Quarter, an increase of $2.2 million primarily due to the acquisition in April 2019.  For Mature Clinics, salaries and related costs increased by $2.3 million for the 2019 Second Quarter compared to the 2018 Second Quarter.  Salaries and related costs as a percentage of net revenues were 55.9% for the 2019 Second Quarter and 56.1% for the 2018 Second Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $23.0 million for the 2019 Second Quarter and $22.2 million for the 2018 Second Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $1.0 million for the 2019 Second Quarter. For Mature Clinics, rent, supplies, contract labor and other decreased by $0.5 million in the 2019 Second Quarter compared to the 2018 Second Quarter and for the industrial injury prevention business increased by $0.3 million for the respective periods. Rent, supplies, contract labor and other as a percentage of net revenues was 18.2% for the 2019 Second Quarter and 19.3% for the 2018 Second Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.2 million for both the 2019 Second Quarter and 2018 Second Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% for both the 2019 First Quarter and 2018 Second Quarter.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.60% at June 30, 2019, as compared to 5.63% at December 31, 2018. Our days’ sales outstanding was 38 days at June 30, 2019 and 37 days at December 31, 2018.

Gross Profit

The gross profit for the 2019 Second Quarter grew by 15.7% or $4.3 million, to $31.4 million, as compared to $27.1 million in the 2018 Second Quarter. The gross profit percentage was 24.9% of net revenue in the most recent period as compared to 23.6% in the 2018 Second Quarter. The gross profit percentage for our physical therapy clinics was 24.7% in the recent quarter as compared to 23.7% in the 2018 Second Quarter. The gross profit percentage for the industrial injury prevention business was 29.2% in the recent quarter as compared to 24.4% in the 2018 Second Quarter. The gross profit percentage on physical therapy management contracts was 15.4% in the 2019 Second Quarter as compared to 16.3% in the 2018 Second Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $11.5 million for the 2019 Second Quarter and $10.1 million for the 2018 Second Quarter. As a percentage of net revenues, corporate office costs were 9.1% for the 2019 Second Quarter and 8.8% for the 2018 Second Quarter.

Operating Income

Operating income for the 2019 Second Quarter increased 16.9% to $19.9 million as compared to $17.0 million in the 2018 Second Quarter.

Gain on sale of partnership interest

The gain of $5.8 million in the 2019 Second Quarter resulted from a sale of partnership interest. As previously disclosed, on June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders.  The sales proceeds, all of which is cash, was $11.6 million, which is included in the consolidated balance sheet in the line item – Receivable, net – sale and purchase of partnership interest.  The $2.2 million dollar offset relates to our purchase of interest from the group’s founders in three other partnerships which did not yield any gain or loss in our consolidated statements of net income.  The net amount was collected in full on July 1, 2019.

Interest Expense

Interest expense was $0.6 million in the 2019 Second Quarter and $0.5 million in the 2018 Second Quarter due to higher average borrowings under our revolving credit line. At June 30, 2019, $62.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2019 Second Quarter was $5.3 million and for the 2018 Second Quarter was $3.3 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 26.7% and 26.1%, respectively, for the 2019 Second Quarter and 2018 Second Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018

Income before taxes	$25,118	$16,503

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,802)	(1,380)
Redeemable non-controlling interests - temporary equity	(3,378)	(2,610)
	$(5,180)	$(3,990)

Income before taxes less net income attributable to non-controlling interests	19,938	12,513

Provision for income taxes	5,318	3,267

Percentage	26.7%	26.1%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.8 million in the 2019 Second Quarter and $1.4 million in the 2018 Second Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $3.4 million in the 2019 Second Quarter and $2.6 million in the 2018 Second Quarter.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

•
For the six months ended June 30, 2019 (“2019 First Six Months”), our Operating Results increased 14.7% to $18.8 million, or $1.47 per diluted share, as compared to $16.4 million, or $1.29 per diluted share during the six months ended June 30, 2018 (the 2018 First Six Months). Operating Results per share, a non-GAAP measure, equals net income attributable to USPH shareholders per the consolidated statement of net income, and excludes the impact of the gain on the sale of a partnership interest and the revaluation of redeemable non-controlling interest, net of tax, to calculate earnings per share. On June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders and recognized a pre-tax gain on the sale of $5.8 million.

•
For the 2019 First Six Months ended June 30, 2019, our net income attributable to our shareholders, in accordance with GAAP, was $23.1 million as compared to $16.4 million for the comparable period of 2018. Earnings per diluted share of $1.24 in the 2019 First Six Months compares to $0.74 per diluted share for the 2018 First Six Months. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results.  Operating Results (as defined below), a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statements of net income, and excludes the impact of the gain on the sale of a partnership interest and the revaluation of redeemable non-controlling interest to calculate the Operating Results per share. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation. Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders.

	Six Months Ended June 30,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$23,063	$16,363
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(9,830)	(9,425)
Tax effect at statutory rate (federal and state) of 26.25%	2,580	2,474
	$15,813	$9,412

Earnings per share (basic and diluted)	$1.24	$0.74

Adjustments:
Gain on sale of partnership interest	(5,823)	-
Revaluation of redeemable non-controlling interest	9,830	9,425
Tax effect at statutory rate (federal and state) of 26.25%	(1,052)	(2,474)
Operating Results	$18,768	$16,363

Basic and diluted Operating Results per share	$1.47	$1.29

Shares used in computation - basic and diluted	12,738	12,647

Revenues

•
Net revenues increased $19.2 million, or 8.6%, from $223.4 million in the First Six Months of 2018 to $242.6 million in the 2019 First Six Months, primarily due to an increase in net patient revenues from physical therapy operations, due to internal growth, new clinic development and an acquisition, and an increase in the revenue from the industrial injury prevention business, due to internal growth and acquisitions. The 2019 First Six Months had 127 business days versus 128 in the 2018 First Six Months.

•
Net patient revenues from physical therapy operations increased approximately $13.5 million, or 6.5%, to $220.0 million in the 2019 First Six Months from $206.5 million in the 2018 First Six Months due to an increase in total patient visits of 5.4% from 1,955,000 to 2,059,000 and an increase in the average net patient revenue per visit to $106.83 from $105.67.  Of the $13.5 million increase in net patient revenues, $8.4 million related to an increase in Mature Clinics and $5.1 million related to New Clinics. Revenue from physical therapy management contracts was $4.4 million for both the 2019 First Six Months and 2018 comparable period.

•
Revenue from the industrial injury prevention business increased 54.5% to $17.2 million in the 2019 First Six Months compared to $11.1 million in the 2018 First Six Months due to internal growth and recent acquisitions.

•	Other miscellaneous revenue was $1.1 million in the 2019 First Six Months and $1.4 million in the 2018 First Six Months.

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

Operating Costs

Total operating costs were $184.5 million, or 76.0% of net revenues, in the 2019 First Six Months as compared to $173.1 million, or 77.5% of net revenues, in the 2018 First Six Months. The $11.4 million increase was attributable to $2.7 million in operating costs related to Mature Clinics, an increase of $4.7 million related to New Clinics, an increase of $4.1 million in the industrial injury prevention business and a reduction in management contracts costs of $0.1 million. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $136.9 million for the 2019 First Six Months from $126.9 million for the 2018 First Six Months, an increase of $10.0 million. Salaries and related costs for New Clinics amounted to $3.0 million for the 2019 First Six Months. Salaries and related costs for the industrial injury prevention business was $10.4 million in the 2019 First Six Months compared to $7.2 million in the 2018 First Six Months, an increase of $3.2 million.  For Mature Clinics, salaries and related costs increased by $3.8 million for the 2019 First Six Months compared to the 2018 First Six Months.  Salaries and related costs as a percentage of net revenues were 56.4% for the 2019 First Six Months and 56.8% for the 2018 First Six Months.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $45.1 million for the 2019 First Six Months and $43.9 million for the 2018 First Six Months. For New Clinics, rent, supplies, contract labor and other amounted to $1.7 million for the 2019 First Six Months. For Mature Clinics, rent, supplies, contract labor and other decreased by $1.1 million in the 2019 First Six Months compared to the 2018 First Six Months and for the industrial injury prevention business increased by $0.6 million for the respective periods. Rent, supplies, contract labor and other as a percentage of net revenues was 18.6% for the 2019 First Six Months and 19.7% for the 2018 First Six Months.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $2.4 million for the 2019 First Six Months and $2.2 million for the 2018 First Six Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.0% both for the 2019 First Six Months and 2018 First Six Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.60% at June 30, 2019, as compared to 5.63% at December 31, 2018. Our day’s sales outstanding remained at 38 days at June 30, 2019 and 37 days at December 31, 2018.

Gross Profit

The gross profit for the 2019 First Six Months grew by 15.4% or $7.8 million to $58.1 million, as compared to $50.4 million in the 2018 First Six Months. The gross profit percentage was 24.0% of net revenue in the most recent period as compared to 22.5% in the 2018 First Six Months. The gross profit percentage for our physical therapy clinics was 23.9% in the recent quarter as compared to 22.8% in the 2018 First Six Months. The gross profit percentage for the industrial injury prevention business was 26.4% in the recent quarter as compared to 20.6% in the 2018 First Six Months. The gross profit percentage on physical therapy management contracts was 16.9% in the 2019 First Six Months as compared to 15.1% in the 2018 First Six Months.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $22.8 million for the 2019 First Six Months and $20.3 million for the 2018 First Six Months. As a percentage of net revenues, corporate office costs were 9.4% for the 2019 First Six Months and 9.1% for the 2018 First Six Months.

Operating Income

Operating income for the 2019 First Six Months increased 17.4% to $35.3 million as compared to $30.1 million in the 2018 First Six Months.

Gain on sale of partnership interest

The gain of $5.8 million in the 2019 First Six Months resulted from a sale of partnership interest. As previously disclosed, on June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders. The clinics in this partnership generated $12.3 million of revenue in the 2019 First Six Months and $12.2 million in the 2018 First Six Months. The sales proceeds, all of which was in cash, was $11.6 million, which is included in the consolidated balance sheet in the line item – Receivable, net – sale and purchase of partnership interest.  The $2.2 million dollar offset relates to our purchase of interest from the group’s founders in three other partnerships which did not yield any gain or loss in our consolidated statements of net income.  The net amount was collected in full on July 1, 2019.

Interest Expense

Interest expense was $1.0 million in the 2019 First Six Months and $1.1 million in the 2018 First Six Months.  At June 30, 2019, $62.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2019 First Six Months was $8.0 million and for the 2018 First Six Months was $5.7 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 25.8% and 26.0%, respectively, for the 2019 First Six Months and 2018 First Six Months.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018

Income before taxes	$40,201	$29,033

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(3,339)	(2,581)
Redeemable non-controlling interests - temporary equity	(5,773)	(4,346)
	$(9,112)	$(6,927)

Income before taxes less net income attributable to non-controlling interests	31,089	22,106

Provision for income taxes	8,026	5,743

Percentage	25.8%	26.0%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $3.3 million in the 2019 First Six Months and $2.6 million in the 2018 First Six Months.  Net income attributable to redeemable non-controlling interests (temporary equity) was $5.8 million in the 2019 First Six Months and $4.3 million in the 2018 First Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At June 30, 2019 and December 31, 2018, we had $34.9 million and $27.1 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least June 2020. Significant acquisitions would likely require additional financing.

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

Cash and cash equivalents increased by $11.5 million from December 31, 2018 to June 30, 2019.  During the 2019 First Six Months, $28.6 million was provided by operations and $24.0 million of net proceeds from our revolving line of credit. The major uses of cash for investing and financing activities included: acquisition ($18.2 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($7.9 million), cash dividends paid to shareholders ($6.9 million), purchase of fixed assets ($4.9 million), purchase of redeemable non-controlling interests ($2.0 million) and payments on notes payable ($1.0 million).

On April 12, 2019, we acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services.  The purchase price was $23.6 million in cash, which consisted of $19.6 million in cash (of which $0.5 million remained payable at June 30, 2019 to certain shareholders), and a $4.0 million seller note.  The principal and accrued interest on the seller note is payable in April 2021.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting Medicare Rehab Agency status approval initially may be delayed for a relatively short transition period. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the accounts receivable has been outstanding for at least 120 days.

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2019 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2017 through April 2019. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At June 30, 2019, the balance on these notes payable was $5.1 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is typically between three and five years from the acquisition date, we have agreed to certain contractual provisions which enable such minority partners to exercise their right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of June 30, 2019, we have accrued $5.2 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of  June 30, 2019, there are currently an additional estimated 122,379 shares (based on the closing price of $122.57 on June 30, 2019)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2019.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2019, $62.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2019, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $620,000.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2019, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of new accounting standards related to leases on our financial statements to facilitate the adoption of such standards on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

10.1+
Third Amended and Restated Employment Agreement by and between the Company and
Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.2+
Third Amended and Restated Employment Agreement by and between the Company and
Lawrance W. McAfee dated effective May 21, 2019 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.3+
Second Amended and Restated Employment Agreement by and between the Company and
Glenn D. McDowell dated effective May 21, 2019 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.4+
Amended & Restated Employment Agreement commencing by and between the Company and
Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.5+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 9, 2019	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

10.1+
Third Amended and Restated Employment Agreement by and between the Company and
Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.2+
Third Amended and Restated Employment Agreement by and between the Company and
Lawrance W. McAfee dated effective May 21, 2019 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.3+
Second Amended and Restated Employment Agreement by and between the Company and
Glenn D. McDowell dated effective May 21, 2019 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.4+
Amended & Restated Employment Agreement commencing by and between the Company and
Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.5+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement