Form 10-Q
period 2019-09-30
U S PHYSICAL THERAPY INC /NV
filed 2019-11-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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

As of November 7, 2019, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,774,157.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,856	$23,368
Patient accounts receivable, less allowance for doubtful accounts of $2,569 and $2,672, respectively	47,118	44,751
Accounts receivable - other	10,462	6,742
Other current assets	7,098	4,353
Total current assets	92,534	79,214
Fixed assets:
Furniture and equipment	54,464	52,611
Leasehold improvements	31,948	31,712
Fixed assets, gross	86,412	84,323
Less accumulated depreciation and amortization	65,040	64,154
Fixed assets, net	21,372	20,169
Operating lease right-of-use assets	79,793	-
Goodwill	316,639	293,525
Other identifiable intangible assets, net	53,385	48,828
Other assets	1,470	1,430
Total assets	$565,193	$443,166

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,863	$2,019
Accrued expenses	33,573	38,493
Current portion of operating lease liabilities	25,644	-
Current portion of notes payable	718	1,434
Total current liabilities	62,798	41,946
Notes payable, net of current portion	4,292	402
Revolving line of credit	51,000	38,000
Deferred taxes	10,336	9,012
Deferred rent	-	2,159
Operating lease liabilities, net of current portion	58,921	-
Other long-term liabilities	718	829
Total liabilities	188,065	92,348

Redeemable non-controlling interests	139,801	133,943

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized, 14,988,894 and 14,899,233 shares issued, respectively	150	149
Additional paid-in capital	85,828	80,028
Retained earnings	181,135	167,396
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	235,485	215,945
Non-controlling interests	1,842	930
Total USPH shareholders’ equity and non-controlling interests	237,327	216,875
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$565,193	$443,166

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net patient revenues	$104,392	$103,354	$324,405	$309,895
Other revenues	12,859	9,768	35,450	26,667
Net revenues	117,251	113,122	359,855	336,562
Operating costs:
Salaries and related costs	66,748	64,524	203,684	191,410
Rent, supplies, contract labor and other	22,166	21,654	67,236	65,598
Provision for doubtful accounts	962	890	3,408	3,102
Closure costs	3	(22)	12	8
Total operating costs	89,879	87,046	274,340	260,118

Gross profit	27,372	26,076	85,515	76,444

Corporate office costs	10,556	10,643	33,376	30,934
Operating income	16,816	15,433	52,139	45,510

Other income and expense
Gain on sale of partnership interest	-	-	5,823	-
Interest and other income, net	7	16	27	70
Interest expense	(557)	(579)	(1,522)	(1,677)

Income before taxes	16,266	14,870	56,467	43,903

Provision for income taxes	3,197	2,991	11,223	8,734

Net income	13,069	11,879	45,244	35,169

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,643)	(1,321)	(4,982)	(3,902)
Redeemable non-controlling interests - temporary equity	(2,379)	(2,456)	(8,152)	(6,802)
	(4,022)	(3,777)	(13,134)	(10,704)

Net income attributable to USPH shareholders	$9,047	$8,102	$32,110	$24,465

Basic and diluted earnings per share attributable to USPH shareholders	$0.66	$0.13	$1.90	$0.88

Shares used in computation - basic and diluted	12,774	12,685	12,750	12,660

Dividends declared per common share	$0.30	$0.23	$0.84	$0.69

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income including non-controlling interests	$45,244	$35,169
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	7,377	7,335
Provision for doubtful accounts	3,408	3,102
Equity-based awards compensation expense	5,262	4,453
Deferred income taxes	3,680	(3,099)
Gain on sale of partnership interest	(5,823)	-
Other	120	128
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(8,171)	(1,092)
Increase in accounts receivable - other	(1,006)	(3,954)
(Increase) decrease in other assets	(2,744)	233
(Decrease) increase in accounts payable and accrued expenses	(440)	9,742
(Decrease) increase in other liabilities	(443)	1,988
Net cash provided by operating activities	46,464	54,005

INVESTING ACTIVITIES
Purchase of fixed assets	(7,428)	(5,307)
Purchase of majority interest in businesses	(30,365)	(16,303)
Purchase of redeemable non-controlling interest, temporary equity	(5,699)	-
Purchase of non-controlling interest, permanent equity	(138)	(272)
Proceeds on sale of partnership interest, net	11,601	-
Proceeds on sale of fixed assets	64	2
Net cash used in investing activities	(31,965)	(21,880)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(10,862)	(10,470)
Cash dividends paid to shareholders	(10,723)	(8,746)
Proceeds from revolving line of credit	110,000	79,000
Payments on revolving line of credit	(97,000)	(79,000)
Payments to settle mandatorily redeemable non-controlling interests	-	(265)
Principal payments on notes payable	(1,409)	(2,294)
Other	(17)	(42)
Net cash used in financing activities	(10,011)	(21,817)

Net increase in cash and cash equivalents	4,488	10,308
Cash and cash equivalents - beginning of period	23,368	21,933
Cash and cash equivalents - end of period	$27,856	$32,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,458	$8,957
Interest	$1,412	$1,705
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$4,300	$950
Purchase of business - payable to common shareholders of acquired business	$502	$-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$283	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$2,870	$-

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

For the three months ended September 30, 2019	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance June 30, 2019	14,989	$149	$84,125	$176,610	(2,215)	$(31,628)	$229,256	$1,491	$230,747
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(679)	-	-	(679)	-	(679)
Compensation expense - equity-based awards	-	-	1,704	-	-	-	1,704	-	1,704
Dividends paid to USPH shareholders	-	-	-	(3,832)	-	-	(3,832)	-	(3,832)
Other	-	1	(1)	(11)	-	-	(11)	-	(11)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,292)	(1,292)
Net income attributable to non-controlling interests - permanent equity	-	-	-	-	-	-	-	1,643	1,643
Net income attributable to USPH shareholders	-	-	-	9,047	-	-	9,047	-	9,047
Balance September 30, 2019	14,989	$150	$85,828	$181,135	(2,215)	$(31,628)	$235,485	$1,842	$237,327

For the nine months ended September 30, 2019	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Issuance of restricted stock, net of cancellations	90	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(7,929)	-	-	(7,929)	-	(7,929)
Compensation expense - equity-based awards	-	-	5,262	-	-	-	5,262	-	5,262
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(7)	(104)
Dividends paid to USPH shareholders	-	-	-	(10,723)	-	-	(10,723)	-	(10,723)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	1	(1)	(17)	-	-	(17)	-	(17)
Distributions to non-controlling interest partners - permanent equity		-	-	-	-	-	-	(4,063)	(4,063)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	4,982	4,982
Net income attributable to USPH shareholders	-	-	-	32,110	-	-	32,110	-	32,110
Balance September 30, 2019	14,989	$150	$85,828	$181,135	(2,215)	$(31,628)	$235,485	$1,842	$237,327

For the three months ended September 30, 2018	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance June 30, 2018	14,900	$149	$77,099	$165,991	(2,215)	$(31,628)	$211,611	$1,137	$212,748
Issuance of restricted stock, net of cancellation	(1)		-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(6,402)	-	-	(6,402)	-	(6,402)
Compensation expense - equity-based awards	-	-	1,516	-	-	-	1,516	-	1,516
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest	-	-	(73)	-	-	-	(73)	(6)	(79)
Dividends paid to USPH shareholders	-	-	-	(2,918)	-	-	(2,918)	-	(2,918)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,238)	(1,238)
Other	-	-	-	48	-	-	48	-	48
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	1,321	1,321
Net income attributable to USPH shareholders	-	-	-	8,102	-	-	8,102	-	8,102
Balance September 30, 2018	14,899	$149	$78,542	$164,821	(2,215)	$(31,628)	$211,884	$1,214	$213,098

For the nine months ended September 30, 2018	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Balance December 31, 2017	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070
Issuance of restricted stock, net of cancellation	90	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(13,353)	-	-	(13,353)	-	(13,353)
Compensation expense - equity-based awards	-	-	4,453	-	-	-	4,453	-	4,453
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Purchase of non-controlling interest	-	-	(224)	-	-	-	(224)	(48)	(272)
Dividends paid to USPH shareholders	-	-	-	(8,746)	-	-	(8,746)	-	(8,746)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(3,894)	(3,894)
Other	-	-	-	49	-	-	49	50	99
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	3,902	3,902
Net income attributable to USPH shareholders	-	-	-	24,465	-	-	24,465	-	24,465
Balance September 30, 2018	14,899	$149	$78,542	$164,821	(2,215)	$(31,628)	$211,884	$1,214	$213,098

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”), the Company’s industrial injury prevention operation.

On April 11, 2019, the Company acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%. The purchase price for this acquisition was $23.6 million, which consisted of $19.6 million in cash (of which $0.5 million remained payable at September 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable on April 9, 2021.

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

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and a $0.3 million seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in cash in August 2019 and the second installment remains payable in August 2020.

Besides the multi-clinic acquisition above, in 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnerships.

As of September 30, 2019, the Company operated 574 clinics in 41 states, as well as the industrial injury prevention business.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 26 third-party facilities under management as of September 30, 2019.

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

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results the Company expects for the entire year.  Please also review the Risk Factors section included in the Company’s 2018 Annual Report.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.  The Company operates a business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2019, there were six regions for which an impairment test was performed.  In addition to the six regions, during 2019, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2019, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2019 and 2018 did not result in any goodwill amounts that were deemed impaired.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2019. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2019.

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

In August 2018, the Securities Exchange Commission (“SEC”) issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted this standard during the first quarter of 2019 Form 10-Q with no material impact on the Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, including trade receivables. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for the Company on January 1, 2020. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable and notes receivable. Given the very high rate of collectability of the Company’s financial instruments, the impact of ASU 2016-13 will not be material to the Company’s consolidated statements.

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

Subsequent Events

The Company has evaluated events subsequent to September 30, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

2. ACQUISITIONS OF BUSINESSES

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, the Company’s industrial injury prevention operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $23.6 million, which consisted of $19.6 million in cash, (of which $0.5 million remained payable at September 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

The purchase price for the 2019 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$30,365
Payable to shareholders of seller	502
Seller note	4,300
Total consideration	$35,167

Estimated fair value of net tangible assets acquired:
Total current assets	$2,824
Total non-current assets	2,924
Total liabilities	(3,034)
Net tangible assets acquired	$2,714
Referral relationships	3,000
Non-compete	1,290
Tradename	4,100
Goodwill	30,293
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(6,230)
$35,167

The purchase prices plus the fair value of the non-controlling interests for the acquisition in 2019 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2019 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2019, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the amortization period is 11.0 years.  For non-compete agreements, the amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

For the 2019 acquisitions, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice.  The purchase price for the 70% interest was $7.3 million in cash and $0.4 million in a seller note that is payable in two principal installments totaling $200,000 each plus accrued interest. The first installment was paid in cash in August 2019 and the second installment remains payable in August 2020.

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. The purchase price for the 55% interest was $6.2 million in cash and $0.4 million in a seller note that was paid in September 2018. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. The aggregate purchase price for the 65% interest was $8.6 million in cash and $400,000 in a seller note that was paid on April 30, 2019. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, the Company’s industrial injury prevention operation. See discussion above regarding an additional acquisition on April 30, 2019 in the industrial injury prevention business.

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

In addition, during 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices.  These practices operate as satellites of the existing Clinic Partnership. The aggregate purchase price was $1.0 million inclusive of cash of $850,000 and a note payable of $150,000.  The note accrued interest at 4.5% and the principal and accrued interest, was paid in cash on August 31, 2019.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.  The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2018 acquisitions has been allocated as follows (in thousands):

Cash paid, net of cash acquired	$16,367
Seller notes	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,633
Total non-current assets	305
Total liabilities	(525)
Net tangible assets acquired	$1,413
Referral relationships	2,926
Non-compete	298
Tradename	990
Goodwill	19,835
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,317

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2018 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. The Company has completed its formal valuation analyses for the acquisitions in 2018 with immaterial changes to the values.

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

3. SALE OF PARTNERSHIP INTEREST

The Company recognized a non-operating pre-tax gain of $5.8 million during the nine months ended September 30, 2019, which resulted from the sale of its 50% interest in one of its physical therapy partnerships in June 2019, to the founders of the practice.  The sales proceeds, all of which was in cash, was $11.6 million.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net patient revenues	$104,392	$103,354	$324,405	$309,895
Management contract revenues	2,174	1,922	6,534	6,319
Industrial injury prevention services revenues	9,948	7,281	27,136	18,407
Other revenues	737	565	1,780	1,941
	$117,251	$113,122	$359,855	$336,562

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

Under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed Centers for Medicare and Medicaid Services (“CMS”) to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extended the targeted medical review indefinitely, but reduced the threshold to $3,000 through December 31, 2027.  For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the nine months ended September 30, 2019 and 2018, net patient revenue from Medicare were approximately $88.8 million and $76.6 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2019.

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

5. EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 6 – Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,047	$8,102	$32,110	$24,465
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(922)	(8,680)	(10,752)	(18,105)
Tax effect at statutory rate (federal and state) of 26.25%	242	2,279	2,822	4,753
	$8,367	$1,701	$24,180	$11,113

Earnings per share (basic and diluted)	$0.66	$0.13	$1.90	$0.88

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,774	12,685	12,750	12,660

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

5.
The Put Right and the Call Right do not have an expiration date, and the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity unless either; the Put Right and the Call Right is exercised.

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

For the three and nine months ended September 30, 2019 and September 30, 2018, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Beginning balance	$133,366	$117,027	$133,943	$102,572
Operating results allocated to redeemable non-controlling interest partners	2,379	2,456	8,152	6,802
Distributions to redeemable non-controlling interest partners	(1,636)	(2,497)	(6,799)	(6,576)
Changes in the fair value of redeemable non-controlling interest	922	8,681	10,752	18,106
Purchases of redeemable non-controlling interest	(1,459)	-	(6,344)	-
Reduction of non-controlling interest due to sale of USPh partnership interest	-	-	(6,132)	-
Acquired interest	6,230	3,282	6,230	8,145
Sales of redeemable non-controlling interest - temporary equity	-	-	2,870	-
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	-	-	(2,870)	-
Other	(1)	(43)	(1)	(143)
Ending balance	$139,801	$128,906	$139,801	$128,906

In conjunction with the sale of the Company’s 50% interest in a partnership to the founders in 2019, the redeemable non-controlling interest related to this partnership was reduced.

For the nine months ended September 30, 2019, the Company purchased additional interests in seven partnerships for an aggregate price of $6.0 million of which $5.7 million was paid in cash and $0.3 million in seller notes.  The seller notes are payable in two equal installments plus accrued interest.  The excess of the purchase price over the recorded value of the interests (redeemable non-controlling interests) was $0.4 million. The $0.4 million, net of tax of $0.1 million, was recognized directly in retained earnings in accordance with current accounting literature.

Also during the nine months ended September 30, 2019, the Company sold various interest in the three partnerships for an aggregate price of $2.8 million, in exchange for notes receivable payable based on distributions of the specific partnerships.  The Company continues to own an interest in all three of the partnerships.

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	September 30, 2019	September 30, 2018

Contractual time period has lapsed but holder’s employment has not been terminated	$40,958	$34,587
Contractual time period has not lapsed and holder’s employment has not been terminated	98,843	94,319
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$139,801	$128,906

7. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018

Beginning balance	$293,525	$271,338
Goodwill acquired	30,293	19,778
Goodwill related to partnership interest sold	(7,325)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	146	2,409
Ending balance	$316,639	$293,525

8. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Tradenames	$32,049	$30,256
Referral relationships, net of accumulated amortization of $10,714 and $9,370, respectively	18,967	16,895
Non-compete agreements, net of accumulated amortization of $4,901 and $4,716, respectively	2,369	1,677
	$53,385	$48,828

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

The following table details the amount of amortization expense recorded for intangible assets for the nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Referral relationships	$593	$569	$1,707	$1,648
Non-compete agreements	172	172	510	460
	$765	$741	$2,217	$2,108

Based on the balance of referral relationships and non-compete agreements as of September 30, 2019, the expected amount to be amortized in the last three months of 2019 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$601	2019 (excluding the nine months ended September 30, 2019)	$198
2020	$2,403	2020	$619
2021	$2,403	2021	$541
2022	$2,354	2022	$363
2023	$2,247	2023	$294
2024	$2,082	2024	$238
Thereafter	$6,877	Thereafter	$116

9. ACCRUED EXPENSES

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Salaries and related costs	$21,089	$21,726
Credit balances due to patients and payors	5,075	7,293
Group health insurance claims	2,996	3,124
Other	4,413	6,350
Total	$33,573	$38,493

10. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement and notes payable as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Credit Agreement average effective interest rate of 4.03% inclusive of unused fee	$51,000	$38,000
Various notes payable with $718 plus accrued interest due in the next year, interest accrues in the range of 3.75% through 5.50% per annum	5,010	1,836
	$56,010	$39,836
Less current portion	(718)	(1,434)
Long term portion	$55,292	$38,402

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

On September 30, 2019, $51.0 million was outstanding on the Amended Credit Agreement resulting in $74.0 million of availability. As of September 30, 2019 and the date of this report, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisition on September 30, 2019, the Company entered into a note payable in the amount of $300,000 payable in two equal principal installments due in September 2020 and September 2021 plus accrued interest. Interest accrues at the rate of 5.00% per annum. In conjunction with the acquisition on April 12, 2019, the Company entered into a note payable in the amount of $4,000,000 payable in April 2021 plus accrued interest. Interest accrues at the rate of 5.50% per annum. In March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, the Company entered into a note payable in the amount of $228,120 that is payable in two principal installments of $114,080 each, plus accrued interest, in March 2020 and 2021. In conjunction with the acquisition of the four clinic practices on August 31, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest.  The first installment of principal and accrued interest was paid in August 2019 and the second installment of principal and accrued interest remains payable in August 2020. Interest accrues at the rate of 5.00% per annum.  In conjunction with the acquisition of the industrial injury prevention business on April 30, 2018, the Company entered into a note payable in the amount of $400,000 that is payable in two principal installments of $200,000 each, plus accrued interest. The first installment was paid in April 2019 and the second is due in April 2020.  Interest accrues at the rate of 4.75% per annum.  In conjunction with the acquisition of the two clinic practices on February 28, 2018, the Company entered into a note payable in the amount of $150,000, which was paid in August 2019.  Interest accrued at the rate of 4.5% per annum.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at September 30, 2019 are as follows (in thousands):

During the twelve months ended September 30, 2020	$718
During the twelve months ended September 30, 2021	4,292
During the twelve months ended September 30, 2022	51,000
$56,010

The revolving credit facility (balance at September 30, 2019 of $51.0 million) matures on November 30, 2021.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$7,303	$22,598
Short-term lease cost	265	933
Variable lease cost	1,477	4,605
Total lease cost *	$9,045	$28,136

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$7,187	$22,579

Right-of-use assets obtained in exchange for new operating lease liabilities *	$6,319	$104,833

* For the nine months ended September 30, 2019 includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of September 30, 2019 were as follows (in thousands):

Fiscal Year	Amount
2019 (excluding the nine months ended September, 30, 2019)	$7,387
2020	27,372
2021	21,344
2022	15,003
2023	9,987
2024 and thereafter	10,407
Total lease payments	$91,500
Less: imputed interest	(6,935)
Total operating lease liabilities	$84,565

Average lease terms and discount rates were as follows:

Nine Months Ended September 30, 2019
Weighted-average remaining lease term - Operating leases	4.02 Years

Weighted-average discount rate - Operating leases	3.9%

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 114,899 shares (based on the closing price of $130.55 on September 30, 2019) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2019.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At September 30, 2019, we operated 574 clinics in 41 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 26 such third-party facilities under management as of September 30, 2019.

In March 2017, we purchased a 55.0% interest in our initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business. On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, our industrial injury prevention operation, increasing our ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquisition was $23.6 million, which consisted of $19.6 million in cash (of which $0.5 million remained payable at September 30, 2019 to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable on April 9, 2021.

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

In addition to the above acquired interests in the industrial injury prevention businesses, on August 31, 2018, we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in August 2019 and the second installment is due in August 2020.

On September 30, 2019, we acquired a 67% interest in eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million of which $12.1 million was paid in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

In addition, during 2018, through several of our majority owned Clinic Partnerships, we acquired five separate clinic practices.  These practices operate as satellites of the existing Clinic Partnership. The aggregate purchase price was $1.0 million inclusive of cash of $850,000 and a note payable of $150,000.  The note accrued interest at 4.5% and was paid, principal and accrued interest, on August 31, 2019.

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

Selected Operating and Financial Data

The following table presents selected operating and financial data that we believe are key indicators of our operating performance.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Number of clinics, at the end of period	574	588	574	588
Working Days	64	63	191	191
Average visits per day per clinic	27.5	26.6	27.5	26.4
Total patient visits	996,063	979,875	3,055,451	2,934,515
Net patient revenue per visit	$104.80	$105.48	$106.17	$105.60

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

•
For the third quarter ended September 30, 2019, our Operating Results (as defined below) increased 11.7% to $9.0 million, or $0.71 per diluted share, as compared to $8.1 million, or $0.64 per diluted share, in the third quarter of 2018. For the nine months ended September 30, 2019, our Operating Results increased 13.7% to $27.8 million, or $2.18 per diluted share, as compared to $24.5 million, or $1.93 per diluted share, in the first nine months of 2018. Operating Results, a non-Generally Accepted Accounting Principle (“GAAP”) measure, equals net income attributable to our shareholders per the consolidated statements of net income less the gain on the sale of a partnership interest as described below.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. On June 30, 2019, the Company sold its 50% interest in one physical therapy partnership to the group’s founders for $11.6 million and recognized a pre-tax gain of $5.8 million on the sale.

•
For the third quarter ended September 30, 2019, the net income attributable to our shareholders was $9.0 million, as compared to $8.1 million in the third quarter of 2018. Inclusive of the charge for revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the recent quarter, the amount is $8.4 million, or $0.66 per share, as compared to $1.7 million, or $0.13 per share for the third quarter of 2018.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings but is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results per share, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income, and excludes the impact of the gain on the sale of a partnership interest and the revaluation of redeemable non-controlling interest, net of tax, to calculate earnings per share. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation. Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended September 30,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,047	$8,102
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(922)	(8,680)
Tax effect at statutory rate (federal and state) of 26.25%	242	2,279
	$8,367	$1,701

Earnings per share (basic and diluted)	$0.66	$0.13

Adjustments:
Gain on sale of partnership interest	-	-
Revaluation of redeemable non-controlling interest	922	8,680
Tax effect at statutory rate (federal and state) of 26.25%	(242)	(2,279)
Operating Results	$9,047	$8,102

Basic and diluted Operating Results per share	$0.71	$0.64

Shares used in computation - basic and diluted	12,774	12,685

Revenues

•
Net revenues increased $4.1 million or 3.7% from $113.1 million in the 2018 Third Quarter to $117.2 million in the 2019 Third Quarter, due to an increase in net patient revenues from physical therapy operations, internal growth, new clinic development and an acquisition, and an increase in the revenue from the industrial injury prevention business, due to internal growth and an acquisition. Included in the 2018 Third Quarter was revenue of $5.9 million for clinics within the partnership sold on June 30, 2019.  The 2019 Third Quarter had 64 business days versus 63 in the 2018 Third Quarter.

•
Despite the loss of net patient revenues in the clinics of the sold partnership mentioned previously, net patient revenues from physical therapy operations increased approximately $1.0 million, or 1.0%, to $104.4 million in the 2019 Third Quarter from $103.4 million in the 2018 Third Quarter due to an increase in total patient visits of 1.7% from 980,000 to 996,000 offset by a decrease in the average net patient revenue per visit of $0.68 to $104.80 from $105.48. The reduction in net rate is largely attributable to an $825,000 overpayment relating to a single payor for one partnership of which $525,000 affected the third quarter of 2019.  The overpayment was discovered by management this summer. It occurred over several years and following a thorough review was accounted for in the two recent quarterly periods. Of the $1.0 million increase in net patient revenues, $1.6 million of the increase related to clinics opened or acquired after September 30, 2018 (“New Clinics”).  Net patient revenues related to clinics opened or acquired prior to October 1, 2018 excluding the clinics sold (“Mature Clinics”) increased by $5.3 million. Net patient revenues related to the clinics sold was $5.9 million in the 2018 Third Quarter.  Revenue from physical therapy management contracts was $2.2 million for the 2019 Third Quarter and $1.9 million for the 2018 Third Quarter.

•
Revenue from the industrial injury prevention business increased 36.6% to $9.9 million in the 2019 Third Quarter compared to $7.3 million in the 2018 Third Quarter due to internal growth and an acquisition in April 2019.

•	Other miscellaneous revenue was $0.7 million in the 2019 Third Quarter and $0.6 million in the 2018 Third Quarter.

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

Operating Costs

Total operating costs were $89.9 million, or 76.7% of net revenues, in the 2019 Third Quarter as compared to $87.1 million, or 76.9% of net revenues, in the 2018 Third Quarter. The $2.8 million increase was attributable to $3.9 million in operating costs related to New Clinics, an increase of $1.4 million related to Mature Clinics, an increase of $0.2 million related to management contracts and an increase of $2.8 million related to the industrial injury prevention business including a recent acquisition and $0.3 million in integration costs incurred related to the recent acquisition. These increases were offset by a reduction in expenses related to the clinics sold of $5.5 million. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $66.7 million for the 2019 Third Quarter from $64.5 million for the 2018 Third Quarter, an increase of $2.2 million. Salaries and related costs for New Clinics amounted to $1.1 million for the 2019 Third Quarter. Salaries and related costs for the industrial injury prevention business was $6.3 million in the 2019 Third Quarter compared to $4.2 million 2018 Third Quarter, an increase of $2.1 million primarily due to the acquisition in April 2019.  For Mature Clinics, salaries and related costs increased by $3.2 million for the 2019 Third Quarter compared to the 2018 Third Quarter.  For management contracts, salaries and related costs remained relatively the same for the 2019 Third Quarter compared to the 2018 Third Quarter.  Salaries and related costs related to the clinics in the partnership sold was $4.2 million for the 2018 Third Quarter.  Salaries and related costs as a percentage of net revenues were 56.9% for the 2019 Third Quarter and 57.0% for the 2018 Third Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $22.2 million for the 2019 Third Quarter and $21.7 million for the 2018 Third Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $0.6 million for the 2019 Third Quarter. For Mature Clinics, rent, supplies, contract labor and other increased by $0.1 million in the 2019 Third Quarter compared to the 2018 Third Quarter and for the industrial injury prevention business increased by $1.0 million for the respective periods. For management contracts, rent, supplies, contract labor and other increased by $0.1 million for the 2019 Third Quarter compared to the 2018 Third Quarter.  Rent, supplies, contract labor and other related to the clinics in the partnership sold was $1.3 million for the 2018 Third Quarter.  Rent, supplies, contract labor and other as a percentage of net revenues was 18.9% for the 2019 Third Quarter and 19.1 % for the 2018 Third Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.0 million for the 2019 Third Quarter and $0.9 million for the 2018 Third Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.8% for both the 2019 Third Quarter and 2018 comparable periods.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.17% at September 30, 2019, as compared to 5.63% at December 31, 2018. Our days’ sales outstanding was 34 days at September 30, 2019 and 37 days at December 31, 2018.

Gross Profit

The gross profit for the 2019 Third Quarter grew by 5.0% or $1.3 million, to $27.4 million, as compared to $26.1 million in the 2018 Third Quarter. The gross profit percentage was 23.3% of net revenue in the most recent period as compared to 23.1% in the 2018 Third Quarter. The gross profit percentage for our physical therapy clinics was 23.9% in the recent quarter as compared to 22.8% in the 2018 Third Quarter. The gross profit percentage for the industrial injury prevention business was 19.9% in the recent quarter as compared to 29.7% in the 2018 Third Quarter. The gross profit percentage on physical therapy management contracts was 11.2% in the 2019 Third Quarter as compared to 9.9% in the 2018 Third Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $10.6 million for the 2019 Third Quarter and  for the 2018 Third Quarter. As a percentage of net revenues, corporate office costs were 9.0% for the 2019 Third Quarter and 9.4% for the 2018 Third Quarter.

Operating Income

Operating income for the 2019 Third Quarter increased 9.0% to $16.8 million as compared to $15.4 million in the 2018 Third Quarter.

Interest Expense

Interest expense was $0.6 million in the 2019 Third Quarter and in the 2018 Third Quarter due to higher average borrowings under our revolving credit line. At September 30, 2019, $51.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2019 Third Quarter was $3.2 million and for the 2018 Third Quarter was $3.0 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 26.1% and 27.0%, respectively, for the 2019 Third Quarter and 2018 Third Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018

Income before taxes	$16,266	$14,870

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,643)	(1,321)
Redeemable non-controlling interests - temporary equity	(2,379)	(2,456)
	$(4,022)	$(3,777)

Income before taxes less net income attributable to non-controlling interests	$12,244	$11,093

Provision for income taxes	$3,197	$2,991

Percentage	26.1%	27.0%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.6 million in the 2019 Third Quarter and $1.3 million in the 2018 Third Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $2.4 million in the 2019 Third Quarter and $2.5 million in the 2018 Third Quarter.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

•
For the nine months ended September 30, 2019 (“2019 First Nine Months”), our Operating Results increased 13.7% to $27.8 million, or $2.18 per diluted share, as compared to $24.5 million, or $1.93 per diluted share during the nine months ended September 30, 2018 (the “2018 First Nine Months” Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statements of net income less the gain on the sale of a partnership interest as described below.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. On June 30, 2019, the Company sold its 50% interest in one physical therapy partnership to the group’s founders for $11.6 million and recognized a pre-tax gain of $5.8 million on the sale.

•
For the 2019 First Nine Months, our net income attributable to its shareholders, in accordance with GAAP, was $32.1 million as compared to $24.5 million for the comparable period of 2018. Inclusive of the charge for revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the recent nine months, the amount is $24.2 million, or $1.90 per share, as compared to $11.1 million, or $0.88 per share for the 2018 First Nine Months.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings but is included in the earnings per basic and diluted share calculation.

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

	Nine Months Ended September 30,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$32,110	$24,465
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(10,752)	(18,105)
Tax effect at statutory rate (federal and state) of 26.25%	2,822	4,753
	$24,180	$11,113

Earnings per share (basic and diluted)	$1.90	$0.88

Adjustments:
Gain on sale of partnership interest	(5,823)	-
Revaluation of redeemable non-controlling interest	10,752	18,105
Tax effect at statutory rate (federal and state) of 26.25%	(1,293)	(4,753)
Operating Results	$27,816	$24,465

Basic and diluted Operating Results per share	$2.18	$1.93

Shares used in computation - basic and diluted	12,750	12,660

Revenues

•
Net revenues increased $23.3 million, or 6.9% from $336.6 million in the First Nine Months of 2018 to $359.9 million in the 2019 First Nine Months, primarily due to an increase in net patient revenues from physical therapy operations due to internal growth and new clinic development plus an acquisition, and an increase in the revenue from the industrial injury prevention business due to internal growth and acquisitions.  Both the 2019 and 2018 First Nine Months had 191 business days.

•
Net patient revenues from physical therapy operations increased approximately $14.5 million, or 4.7%, to $324.4 million in the 2019 First Nine Months from $309.9 million in the 2018 First Nine Months due to an increase in total patient visits of 4.1% from 2,935,000 to 3,055,000 and an increase in the average net patient revenue per visit to $106.17 from $105.60. The net rate was affected by an $825,000 overpayment relating to a single payor for one partnership.  The overpayment was discovered by management this summer. It occurred over several years and following a thorough review was accounted for in the two recent quarterly periods. Of the $14.5 million increase in net patient revenues, $16.5 million related to Mature Clinics and $3.7 million related to New Clinics. The net patient revenues related to the clinics sold on June 30, 2019 had the effect of reducing total net revenues by $5.7 million in the 2019 First Nine Months (only six months included - $17.9 million) compared to the same period in 2018 (nine months included - $12.2 million). Revenue from physical therapy management contracts was $6.5 million for the 2019 First Nine Months and $6.3 million for the 2018 comparable period.

•
Revenue from the industrial injury prevention business increased 47.4% to $27.1 million in the 2019 First Nine Months compared to $18.4 million in the 2018 First Nine Months due to internal growth and recent acquisitions.

•	Other miscellaneous revenue was $1.8 million in the 2019 First Nine Months and $1.9 million in the 2018 First Nine Months.

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

Operating Costs

Total operating costs were $274.3 million, or 76.2% of net revenues, in the 2019 First Nine Months as compared to $260.1 million, or 77.3% of net revenues, in the 2018 First Nine Months. The $14.2 million increase was attributable to $7.9 million in operating costs related to Mature Clinics, an increase of $4.1 million related to New Clinics, an increase of $6.9 million related to the industrial injury prevention business and an increase in management contracts costs of $0.6 million offset by a reduction in expenses related to the clinics sold of $5.3 million. Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $203.7 million for the 2019 First Nine Months from $191.4 million for the 2018 First Nine Months, an increase of $12.3 million. Salaries and related costs for New Clinics amounted to $2.5 million for the 2019 First Nine Months. Salaries and related costs for the industrial injury prevention business was $16.7 million in the 2019 First Nine Months compared to $11.4 million in the 2018 First Nine Months, an increase of $5.3 million.  For Mature Clinics, salaries and related costs increased by $8.4 million for the 2019 First Nine Months compared to the 2018 First Nine Months.  For management contracts, salaries and related costs increased by $0.1 million for the 2019 Third Quarter compared to the 2018 Third Quarter.  Salaries and related costs related to the clinics in the partnership sold reduced by $4.0 million for the 2019 First Nine Months (six months of operations) compared to the 2018 First Nine Months (nine months of operations).  Salaries and related costs as a percentage of net revenues were 56.6% for the 2019 First Nine Months and 56.9% for the 2018 First Nine Months.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $67.2 million for the 2019 First Nine Months and $65.6 million for the 2018 First Nine Months. For New Clinics, rent, supplies, contract labor and other amounted to $1.5 million for the 2019 First Nine Months. For Mature Clinics, rent, supplies, contract labor and other decreased by $0.3 million in the 2019 First Nine Months compared to the 2018 First Nine Months and for the industrial injury prevention business increased by $1.6 million for the respective periods. For management contracts, rent, supplies, contract labor and other remained relatively the same for the 2019 First Nine Months compared to the 2018 First Nine Months.   Rent, supplies, contract labor and other related to the clinics in the partnership sold reduced by $1.2 million for the 2019 First Nine Months (six months of operations) compared to the 2018 First Nine Months (nine months of operations).  Rent, supplies, contract labor and other as a percentage of net revenues was 18.7% for the 2019 First Nine Months and 19.5% for the 2018 First Nine Months.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $3.4 million for the 2019 First Nine Months and $3.1 million for the 2018 First Nine Months. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 0.9% both for the 2019 First Nine Months and 2018 First Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.17% at September 30, 2019, as compared to 5.63% at December 31, 2018. Our day’s sales outstanding remained at 34 days at September 30, 2019 and 37 days at December 31, 2018.

Gross Profit

The gross profit for the 2019 First Nine Months grew by 11.9% or $9.1 million to $85.5 million, as compared to $76.4 million in the 2018 First Nine Months. The gross profit percentage was 23.8% of net revenue in the most recent period as compared to 22.7% in the 2018 First Nine Months. The gross profit percentage for our physical therapy clinics was 23.9% in the recent quarter as compared to 22.6% in the 2018 First Nine Months. The gross profit percentage for the industrial injury prevention business was 24.0% in the recent quarter as compared to 24.2% in the 2018 First Nine Months. The gross profit percentage on physical therapy management contracts was 15.0% in the 2019 First Nine Months as compared to 22.0% in the 2018 First Nine Months.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $33.4 million for the 2019 First Nine Months and $30.9 million for the 2018 First Nine Months. As a percentage of net revenues, corporate office costs were 9.3% for the 2019 First Nine Months and 9.2% for the 2018 First Nine Months.

Operating Income

Operating income for the 2019 First Nine Months increased 14.6% to $52.1 million as compared to $45.5 million in the 2018 First Nine Months. Operating income as a percentage of net revenue was 13.5% in the 2018 period and 14.5% in the 2019 First Nine Months.

Gain on sale of partnership interest

The gain of $5.8 million in the 2019 First Nine Months resulted from a sale of partnership interest. As previously disclosed, on June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders.  The sales proceeds, all of which was in cash, was $11.6 million.

Interest Expense

Interest expense was $1.5 million in the 2019 First Nine Months and $1.7 million in the 2018 First Nine Months.  At September 30, 2019, $51.0 million was outstanding under our Amended Credit Agreement. See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes for the 2019 First Nine Months was $11.2 million and for the 2018 First Nine Months was $8.7 million.  The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 25.9% and 26.3%, respectively, for the 2019 First Nine Months and 2018 First Nine Months.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018

Income before taxes	$56,467	$43,903

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(4,982)	(3,902)
Redeemable non-controlling interests - temporary equity	(8,152)	(6,802)
	$(13,134)	$(10,704)

Income before taxes less net income attributable to non-controlling interests	$43,333	$33,199

Provision for income taxes	$11,223	$8,734

Percentage	25.9%	26.3%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $5.0 million in the 2019 First Nine Months and $3.9 million in the 2018 First Nine Months.  Net income attributable to redeemable non-controlling interests (temporary equity) was $8.2 million in the 2019 First Nine Months and $6.8 million in the 2018 First Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operations to allow us to meet our short-term and long-term cash requirements, other than those with respect to future acquisitions. At September 30, 2019 and December 31, 2018, we had $27.8 million and $23.4 million, respectively, in cash. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and unused availability under our revolving credit agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least September 2020. Significant acquisitions would likely require additional financing.

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

Cash and cash equivalents increased by $4.5 million from December 31, 2018 to September 30, 2019.  During the 2019 First Nine Months, $46.5 million was provided by operations, $11.6 million proceeds on sale of a partnership interest, and $13.0 million of net proceeds from our revolving line of credit. The major uses of cash for investing and financing activities included: purchases of majority interests in businesses ($30.4 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($10.9 million), cash dividends paid to shareholders ($10.7 million), purchase of fixed assets ($7.4 million), purchase of redeemable non-controlling interests ($5.7 million) and payments on notes payable ($1.4 million).

On September 30, 2019, we acquired a 67% interest in eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

On April 11, 2019, we acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services.  The purchase price was $23.6 million in cash, which consisted of $19.6 million in cash (of which $0.5 million remained payable at September 30, 2019 to certain shareholders), and a $4.0 million seller note.  The principal and accrued interest on the seller note is payable in April 2021.

On March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, we entered into a note payable in the amount of $228,120 that is payable in two principal installments of $114,080 each, plus accrued interest, in March 2020 and 2021.

On February 28, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in seller note that was paid, plus accrued interest, in August 2019.

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

On August 31, 2018 we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in August 2019 and the second installment remains payable in August 2020.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2019 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2017 through September 2019. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At September 30, 2019, the balance on these notes payable was $5.1 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of September 30, 2019, we have accrued $5.0 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of  September 30, 2019, there are currently an additional estimated 114,899 shares (based on the closing price of $130.55 on September 30, 2019)  that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2019.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits; which may result in sanctions or reputable harm and increased costs;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and changes in the deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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
•
a security breach of our or our third party vendors’ information technology systems may subject us to potential legal action and reputational hard and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 of the Health Information Technology for Economic and Clinical Health Act;

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2019, $51.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2019, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $510,000.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 8, 2019	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith