Form 10-K
period 2019-12-31
U S PHYSICAL THERAPY INC /NV
filed 2020-02-28
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-11151

U.S. PHYSICAL THERAPY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	76-0364866
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
1300 WEST SAM HOUSTON PARKWAY SOUTH, SUITE 300, HOUSTON, TEXAS	77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 297-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	USPH	New York Stock Exchange

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2019 was $778.6 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2020, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,774,600.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered to be forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	competitive environment in the industrial injury prevention business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
•	a security breach of our or our third party vendors’ information technology systems may subject us to potential legal action and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 of the Health Information Technology for Economic and Clinical Health Act;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	the potential impact of the coronavirus;

•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

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

GENERAL

Our company, U.S. Physical Therapy, Inc. (“we”, “us”, “our” or the “Company”), through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 24% to 99% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). We also have a majority interest in a company, which is a leading provider of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” or “us” includes the Company and all of its subsidiaries.

Our strategy is to acquire single and multi-clinic outpatient physical therapy practices and to develop outpatient physical therapy clinics, primarily to operate as satellites in an existing partnership, on national basis. At December 31, 2019, we operated 583 clinics in 40 states. The average age of the 583 clinics in operation at December 31, 2019 was 10.4 years. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Florida, Oregon, Maryland, Georgia, Pennsylvania and Arizona. In addition to our 583 clinics, at December 31, 2019, we also managed 26 physical therapy practices for unrelated physician groups and hospitals and operated the industrial injury prevention business, as described below.

During the last three years, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2019
September 2019 Acquisition	September 30, 2019	67%	11

	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

In addition to the above multi-clinic acquisitions, in March 2017, we acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, we acquired a 65% interest in another business in the industrial injury prevention sector and in connection with the closing we combined the two businesses. After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%.

Also during 2019, we purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of the existing partnerships. Besides the August 2018 multi-clinic acquisition, through several of our majority owned Clinic Partnerships we acquired five separate clinic practices that year. These practices operate as satellites of the respective existing Clinic Partnerships. During 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The results of operations of the acquired clinics have been included in our consolidated financial statements since the date of their respective acquisition.

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned facilities operate more than one clinic location. In 2020, we intend to continue to acquire clinic practices and continue to focus on developing new clinics and on opening satellite clinics where appropriate along with increasing our patient volume through marketing and new programs.

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

OUR CLINICS

Most of our clinics are operated as Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2019, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 24% to 99% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

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

Our typical clinic occupies approximately 1,000 to 5,000 square feet of leased space in an office building or shopping center. We attempt to lease ground level space for patient ease of access to our clinics.

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

The following table shows our payor mix for the years ended:

	December 31, 2019		December 31, 2018		December 31, 2017
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
	(Net Patient Revenues in Thousands)
Managed Care Programs	$124,516	28.7%	$134,748	32.3%	$120,773	31.0%
Commercial Health Insurance	79,535	18.4%	72,786	17.4%	79,968	20.5%
Medicare/Medicaid	132,611	30.6%	117,554	28.1%	103,713	26.7%
Workers’ Compensation Insurance	63,542	14.7%	59,942	14.4%	55,364	14.2%
Other	33,141	7.6%	32,673	7.8%	29,408	7.6%
Total	$433,345	100.0%	$417,703	100.0%	$389,226	100.0%

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

During the year ended December 31, 2019, approximately 35.1% of our visits and 30.6% of our net patient revenues were from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2020 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations would be effective January 1, 2021. Under the proposal, physical/occupational therapy services could see code reductions that may result in an estimated 8% decrease in payment. In announcing this possible reduction in the applicable physical/occupational therapy codes, CMS indicated that it would further consider and address industry and provider concerns before finalizing the 2021 code values.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapy assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For 2019, net patient revenue from Medicare accounted for approximately $119.4 million.

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

COMPETITION

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having a significant market share nationally. We believe that we are one of the third largest national outpatient rehabilitation providers.

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

We have issued an Ethics and Compliance Manual and created compliance training materials, hand-outs and an on-line testing program. These tools were prepared to ensure that every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Chief Compliance Officer (“CCO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CCO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by management, counsel or the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

Committees. Our Compliance Committee, appointed by the Board, consists of four independent directors. The Compliance Committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Compliance Committee relies on the expertise and knowledge of management, the CCO and other compliance and legal personnel. The CCO regularly communicates with the Chairman of the Compliance Committee. The Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities and reports regularly to the Board regarding its actions and recommendations.

We also have an Internal Compliance Committee, which is comprised of Company leaders in the areas of operations, clinical services, finance, human resources, legal, information technology and credentialing. The Internal Compliance Committee has the responsibility for evaluating and assessing Company areas of risk relating to compliance with federal and state healthcare laws, and generally to assist the CCO. The Internal Compliance Committee meets at least four times a year or more frequently as necessary to carry out its responsibilities. In addition, management has appointed a team to address our Company’s compliance with HIPAA. The HIPAA team consists of a security officer and employees from our legal, information systems, finance, operations, compliance, business services and human resources departments. The team prepares assessments and makes recommendations regarding operational changes and/or new systems, if needed, to comply with HIPAA.

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

We have in place a Risk Management Committee consisting of, among others, the CCO, the Corporate Vice President of Administration, and other legal, compliance and operations personnel. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

Reporting Violations. In order to facilitate our employees’ ability to report in confidence, anonymously and without retaliation any perceived improper work-related activities, accounting irregularities and other violations of our compliance program, we have set up an independent national compliance hotline. The compliance hotline is available to receive confidential reports of wrongdoing Monday through Friday (excluding holidays), 24 hours a day. The compliance hotline is staffed by experienced third party professionals trained to utilize utmost care and discretion in handling sensitive issues and confidential information. The information received is documented and forwarded timely to the CCO, who, together with the Compliance Committee, has the power and resources to investigate and resolve matters of improper conduct.

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

EMPLOYEES

At December 31, 2019, we employed approximately 5,400 people, of which approximately 3,200 were full-time employees. At that date, no Company employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be good.

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

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2020 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations would be effective January 1, 2021. Under the proposal, physical/occupational therapy services could see code reductions that may result in an estimated 8% decrease in payment. In announcing this possible reduction in the applicable physical/occupational therapy codes, CMS indicated that it would further consider and address industry and provider concerns before finalizing the 2021 code values.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapy assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For year ended December 31, 2019, net patient revenues from Medicare were approximately $119.4 million.

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

An economic downturn, including the consequences of coronavirus, could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2019, approximately 69.4% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 30.6% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business—Sources of Revenue” in Item 1 for more information including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

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

At December 31, 2019, we had reserved approximately 300,000 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 5,000 square feet.

We also lease our executive offices located in Houston, Texas, under a non-cancelable operating lease expiring in February 2028. We currently lease approximately 44,000 square feet of space (including allocations for common areas) at our executive offices.

ITEM 3.	LEGAL PROCEEDINGS.

We are a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of our business. We cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to our businesses in the future that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, and liquidity.

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. We are and have been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

Florida Litigation

On August 19, 2019, we received notice of a qui tam lawsuit filed by a relator on behalf of the United States, titled U.S. ex rel. Bonnie Elsdon, v. U.S. Physical Therapy, Inc., U.S. Physical Therapy, Ltd., Rehab Partners #2, Inc., The Hale Hand Center, Limited Partnership (the “Hale Partnership”), and Suzanne Hale. This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act. This lawsuit was originally filed under seal by a former employee of The Hale Hand Center, Limited Partnership (“Hale Partnership”), a majority-owned subsidiary of the Company, on May 25, 2018. The U.S Government declined to intervene in the case and unsealed the Complaint on July 17, 2019. The plaintiff - relator served the Complaint on us and the other named defendants on August 19, 2019.

The Complaint alleges that the Hale Partnership engaged in conduct to purposely “upcode” its billings for services provided to Medicare patients. The plaintiff - relator points to three dates of service and provides examples of what it alleges are inflated billings by the Hale Partnership; the relator then claims that similar false claims must have occurred on other days and at other Company-owned partnerships.

On October 3, 2019, we filed Motions to Dismiss based on numerous grounds on behalf of each of the named defendants. On October 29, 2019, the plaintiff-relator dismissed three of the named defendants, Rehab Partners #2, Inc., U.S. Physical Therapy, Ltd., and Suzanne Hale. The Motions to Dismiss as to the remaining two defendants has been fully briefed and is pending before the Court for a ruling.

We have engaged counsel and fully investigated the matter, and believe that the allegations in the Complaint have no merit. We intend to vigorously defend this action, but at this time we are unable to predict the timing and outcome of the matter.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of February 27, 2020, there were 83 holders of record of our outstanding common stock.

DIVIDENDS

On February 25, 2020, the Board of Directors declared a dividend of $0.32 per share on all shares of common stock issued and outstanding to those shareholders of record on March 13, 2020 payable on April 17, 2020. During 2019, we paid a quarterly dividend of $0.27 for first and second quarter and for third and fourth quarter, $0.30 per share totaling $1.14 per share for the year, which amounted to a total of aggregate cash payments of dividend to holders of our common stock in 2019 of approximately $14.5 million. During 2018, we paid a regular quarterly dividend of $0.23 per share, totaling $0.92 per share, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2018 of approximately $11.7 million. During 2017, we paid a quarterly dividend of $0.20 per share totaling $0.80 per share for 2017, which amounted to a total of aggregate cash payments of dividends to holders of our common stock in 2017 of approximately $10.1 million. We are currently restricted from paying dividends in excess of $20,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

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

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2014 through December 31, 2019. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2014 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2019

300
275
250
225
200
175
150
125
100
75
INDEX
12/14
12/15
12/16
12/17
12/18
12/19
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/14	12/15	12/16	12/17	12/18	12/19
U. S. Physical Therapy, Inc.	100	128	167	172	244	273
NYSE Composite	100	94	102	118	105	128
NYSE Healthcare Index	100	103	100	119	127	151

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the description of our critical accounting policies set forth in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes included herein.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Net revenues	$481,969	$453,911	$414,051	$356,546	$331,302
Operating income	$67,425	$60,314	$54,728	$49,533	$47,294

Gain on derecognition of debt	$—	$1,846	$—	$—	$—
Gain on sale of partnership interest	$5,514	$—	$—	$—	$—
Interest expense
Mandatorily redeemable non-controlling interests - change in redemption value	$—	$—	$12,894	$6,169	$2,670
Mandatorily redeemable non-controlling interests - earnings allocable	$—	$—	$6,055	$4,057	$3,538
Debt and other	$2,079	$2,042	$2,111	$1,252	$1,031
Total interest expense	$2,079	$2,042	$21,060	$11,478	$7,239
Net income	$57,259	$48,842	$27,724	$26,268	$26,489
Net income attributable to non-controlling interests	$17,220	$13,969	$5,468	$5,717	$5,874
Net income attributable to USPH shareholders	$40,039	$34,873	$22,256	$20,551	$20,615

Per share net income attributable to USPH shareholders:
Basic and diluted	$2.45	$1.31	$1.76	$1.64	$1.66

Dividends declared and paid per common share	$1.14	$0.92	$0.80	$0.68	$0.60

Computation of earnings per share - USPH shareholders:
Net Income attributable to USPH shareholders	$40,039	$34,873	$22,256	$20,551	$20,615
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	$(11,893)	$(24,770)	$(201)	$—	$—
Tax effect at statutory rate (federal and state) of 26.25%	$3,121	$6,502	$75	$—	$—
	$31,267	$16,605	$22,130	$20,551	$20,615

Earnings per share (Basic and diluted)	$2.45	$1.31	$1.76	$1.64	$1.66

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,756	12,666	12,570	12,500	12,392
	On December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Total assets	$560,845	$443,166	$418,982	$351,231	$303,757
Mandatorily redeemable non-controlling interests	$—	$—	$327	$69,190	$45,974
Long-term debt, less current portion	$50,361	$38,402	$56,728	$50,596	$48,335
Working capital	$24,823	$37,268	$37,530	$41,347	$41,193
Current ratio	1.41	1.89	1.95	2.68	3.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2019, we operated 583 clinics in 40 states. The average age of our clinics at December 31, 2019 was 10.4 years. In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 26 such third-party facilities under management as of December 31, 2019.

In March 2017, we acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses. After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). Services provided include onsite injury and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The acquired business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%.

In addition to the above acquired interests in the industrial injury prevention businesses, during 2019, 2018 and 2017, we completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2019
September 2019 Acquisition	September 30, 2019	67%	11

	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

Also during 2019, we purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of our existing partnerships. Besides the multi-clinic acquisition in 2018, through several of our majority owned Clinic Partnerships, we acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnerships. Also, during 2017, we purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of our existing partnerships.

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

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third party payors (e.g. insurers, managed care programs, government programs, workers' compensation programs which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue – contractual allowance.

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

The following table details the revenue related to the various categories.

	Year Ended December 31,
	2019	2018	2017
Patient revenues	$433,345	$417,703	$389,226
Management contract revenues	8,676	8,339	6,275
Industrial injury prevention services revenues	37,462	25,466	14,908
Other revenues	2,486	2,403	3,642
	$481,969	$453,911	$414,051

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% at December 31, 2019. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a one percent increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.2 million for the year ended December 31, 2019. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2019, 2018 and 2017 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2019	2018
Gross patient accounts receivable	$124,035	$108,141
Less contractual allowances	75,109	60,718
Subtotal - accounts receivable	48,926	47,423
Less allowance for doubtful accounts	2,698	2,672
Net patient accounts receivable	$46,228	$44,751

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2019			December 31, 2018
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$14,159	$1,783	$15,942	$14,852	$2,263	$17,115
Medicare/Medicaid	11,408	1,491	12,899	10,026	1,736	11,762
Workers Compensation*	6,593	1,121	7,714	7,056	1,339	8,395
Self-pay	4,365	3,040	7,405	4,497	3,748	8,245
Other**	808	1,460	2,268	945	961	1,906
Totals	$37,333	$8,895	$46,228	$37,376	$10,047	$47,423
*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was passed by Congress on December 20, 2017 and signed into law by President Trump on December 22, 2017. The TCJA made significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate to 21% effective January 1,

2018. As a result, we revalued our deferred tax assets and liabilities. Based on a review and analysis as of December 31, 2017, we recorded a reduction in our net deferred tax liabilities of $4.3 million thereby reducing our provision for income taxes by such amount for the 2017 year.

We do not believe that we have any significant uncertain tax positions at December 31, 2019, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2019 and 2018.

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

Goodwill. The fair value of goodwill and other intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. We evaluate goodwill for impairment on at least an annual basis (in the third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. We evaluate indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. We operate a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to that operating segment level for the purpose of determining reporting units when performing the annual goodwill impairment test. In 2019, 2018 and 2017, we had six regions. In addition to the six regions, in 2018 and 2019, the impairment test included a separate analysis for the industrial injury prevention business.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2019, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2019, 2018 and 2017 did not result in any goodwill amounts that were deemed impaired. In 2017, we wrote off the goodwill of $0.5 million related to the closure of a single clinic acquired partnership due to the loss of a significant management contract.

Redeemable Non-Controlling Interests. The non-controlling interests that are reflected as redeemable non-controlling interests in our consolidated financial statements consist of those owners, including us, that have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). The Put Right or Call Right may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

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

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2019	Year ended December 31, 2019
2018	Year ended December 31, 2018
2017	Year ended December 31, 2017
New Clinics	Clinics opened or acquired during the year ended December 31, 2019
Mature Clinics	Clinics opened or acquired prior to January 1, 2019
2018 New Clinics	Clinics opened or acquired during the year ended December 31, 2018
2018 Mature Clinics	Clinics opened or acquired prior to January 1, 2018
2017 New Clinics	Clinics opened or acquired during the year ended December 31, 2017
2017 Mature Clinics	Clinics opened or acquired prior to January 1, 2017
2016 New Clinics	Clinics opened or acquired during the year ended December 31, 2016

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2019	2018	2017
Number of clinics, at the end of period	583	591	578
Working Days	255	255	254
Average visits per day per clinic	27.6	26.6	25.9
Total patient visits	4,091,967	3,957,534	3,705,226
Net patient revenue per visit	$105.90	$105.55	$105.05

RESULTS OF OPERATIONS

FISCAL YEAR 2019 COMPARED TO FISCAL 2018

•	Net revenues increased $28.1 million, or 6.2%, from $453.9 million in 2018 to $481.9 million in 2019, primarily due to an increase in net patient revenues from physical therapy operations due to internal growth and new clinic development plus an acquisition, and an increase in the revenue from the industrial injury prevention business due to internal growth and acquisitions.
•	For the year ended December 31, 2019, our Operating Results (as defined below) increased 7.3% to $36.0 million, or $2.82 per diluted share, as compared to $33.5 million, or $2.65 per diluted share, for 2018. Operating Results, a non-Generally Accepted Accounting Principle (“GAAP”) measure, equals net income attributable to our shareholders per the consolidated statements of net income less the gain on the sale of a partnership interest in 2019 and the gain on the derecognition of debt in 2018, both net of tax, as described below. The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. On June 30, 2019, we sold 50% of our interest in one physical therapy partnership to the group’s founders for $11.6 million and recognized a net pre-tax gain of $5.5 million which is not included in Operating Results. See table below for a detailed computation (in thousands, except per share data):
	Year Ended December 31,
	2019	2018
Net income attributable to USPH shareholders	$40,039	$34,873
Adjustments:
Gain on sale of partnership interest	(5,514)	—
Gain on derecognition of debt	—	(1,846)
Tax effect at statutory rate (federal and state) of 26.25%	1,447	484
Operating Results	$35,972	$33,511

Basic and diluted Operating Results per share	$2.82	$2.65

Shares used in computation - basic and diluted	12,756	12,666
•	For the year ended December 31, 2019, our net income attributable to its shareholders, in accordance with GAAP, was $40.0 million as compared to $34.9 million for the comparable period of 2018. For both periods of 2019, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but rather charged directly to retained earnings; however, the chare or credit for this change is included in the earnings per basic and diluted share calculation. See table below (in thousands, except per share data).
	Year Ended December 31,
	2019	2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$40,039	$34,873
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(11,893)	(24,770)
Tax effect at statutory rate (federal and state) of 26.25%	3,121	6,502
	$31,267	$16,605

Earnings per share (basic and diluted)	$2.45	$1.31

•	For 2019, our Adjusted EBITDA increased by 8.5% to $67.3 million from $62.1 million in 2018. Adjusted EBITDA is defined as earnings before gain on derecognition of debt, gain on sale of partnership interest, interest income, interest expense – debt and other, taxes, depreciation, amortization and equity-based awards compensation expense. See reconciliation of Adjusted EBITDA to net income attributable to our shareholders in the following table (in thousands):
	Year Ended December 31,
	2019	2018
Net income attributable to USPH shareholders	$40,039	$34,873

Adjustments:
Depreciation and amortization	10,095	9,755
Gain on sale of partnership interest	(5,514)	—
Gain on derecognition of debt	—	(1,846)
Interest income	(46)	(93)
Interest expense - debt and other	2,079	2,042
Provision for income taxes	13,647	11,369
Equity-based awards compensation expense	6,985	5,939

Adjusted EBITDA	$67,285	$62,039

The above tables reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results, non-GAAP measures defined above. We believe providing Operating Results and Adjusted EBITDA are useful information to our investors for the purposes of comparing our period-to-period results. In addition, we believe that providing Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period. We believe that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses. We believe reporting Adjusted EBITDA is useful information for investors in comparing the Company’s period-to-period results as well as comparing with similar businesses which report adjusted EBITDA as defined by their company.

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Operating Results and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

Net Patient Revenues

•	Net patient revenues from physical therapy operations increased to $433.3 million in 2019 from $417.7 million in 2018, an increase of $15.6 million, or 3.7%, due to an increase in total patient visits of 3.4% (discussed below) and an increase in the average net patient revenue per visit to $105.90 from $105.55. Of the $15.6 million increase in net patient revenues, $10.8 million related to an increase in business of Mature Clinics and $4.8 million related to New Clinics. The net patient revenues related to the 30 clinics sold on June 30, 2019 had the effect of reducing total net revenues by $11.6 million in 2019 (only the first six months included for the 2019 year - $12.2 million) compared to 2018 (twelve months total was $23.8 million).
•	Total patient visits increased to 4,092,000 for 2019 from 3,958,000 for 2018. The growth in patient visits was attributable to 43,000 visits in New Clinics and an increase of 91,000 visits for Mature Clinics.
•	Net patient revenues are based on established billing rates less allowances and discounts for patients covered by contractual programs and workers’ compensation. Net patient revenues reflect contractual and other adjustments, which we evaluate monthly, relating to patient discounts from certain payors. Payments received under these contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates of the clinics.

Other Revenues

Other revenues consist of the following (in thousands):

	Year Ended December 31,
	December 31, 2019	December 31, 2018
Industrial injury prevention services revenues	37,462	25,466
Management contract revenues	8,676	8,339
Other revenues	2,486	2,403
	$48,624	$36,208

Other revenues, consisting primarily of industrial injury prevention business and management fees revenue, increased by $12.4 million, from $36.2 million in 2018 to $48.6 million in 2019. Revenues from management contracts were $8.7 million for 2019 as compared to $8.3 million for 2018. Revenue from the industrial injury prevention business increased 47.1% to $37.5 million in 2019 compared to $25.5 million in 2018 due to internal growth and acquisitions. Other miscellaneous revenue was $2.4 million for both 2019 and 2018.

Operating Costs

Total operating costs were $369.5 million in 2019, or 76.7% (a reduction of 90 basis points) of net revenues, as compared to $352.2 million in 2018, or 77.6% of net revenues. The $17.3 million increase was attributable to $10.3 million in operating costs related to New Clinics, an increase of $9.2 million related to Mature Clinics, an increase of $8.8 million related to the industrial injury prevention business and an increase in management contracts costs of $0.1 million offset by a reduction in expenses related to the clinics sold of $11.1 million. See table detailing acquisition dates above under – “Executive Summary”. Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $274.2 million for 2019 from $259.2 million for 2018, an increase of $15.0 million, or 5.8%. Approximately $2.7 million of the increase was attributable to New Clinics, an additional $13.3 million related to Mature Clinics and $7.3 million related to the industrial injury prevention business primarily due to the acquisition in 2019. Salaries and related costs for 2019 as compared to 2018 was reduced by expenses related to the clinics sold of $8.3 million. Salaries and related costs related to management contracts remained consistent. Included in salaries and related costs was approximately $1.4 million in higher employee healthcare costs than planned. Salaries and related costs as a percentage of net revenues was 56.9% for 2019 and 57.1% for 2018.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $90.4 million for 2019 from $88.4 million for 2018, an increase of $2.0 million, or 2.2%. Approximately $3.1 million of the increase was attributable to New Clinics, $0.3 million of the decrease was due to lower costs at various Mature Clinics, $1.8 million increase was due to the industrial injury prevention businesses, $0.1 million related to management contracts and offset by a reduction in expenses related to the clinics sold of $2.7 million. Rent, supplies, contract labor and other costs as a percent of net revenues was 18.8% for 2019 and 19.5% for 2018.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts for net patient receivables was $4.9 million for 2019 and $4.6 million for 2018. As a percentage of net patient revenues, the provision for doubtful accounts were 1.0% for both 2019 and 2018.

Our provision for doubtful accounts as a percentage of total patient accounts receivable was 5.5% at December 31, 2019 and 5.6% at December 31, 2018. The provision for doubtful accounts at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 33 days at December 31, 2019 and 37 days at December 31, 2018. Net patient receivables in the amount of $4.8 million and $3.9 million were written-off in 2019 and 2018, respectively.

Gross Profit

Gross profit in 2019 grew by 10.6% or $10.8 million to $112.5 million, as compared to $101.7 million in 2018. The gross profit percentage grew to 23.3% of net revenue in the recent year as compared to 22.4% for 2018. The gross profit percentage for our physical therapy clinics was 23.6% for 2019 as compared to 22.7% for 2018. The gross profit percentage on management contracts was 14.8% for 2019 as compared to 12.1% for 2018. The gross profit percentage for the industrial injury prevention business was 22.4% for 2019 as compared to 20.4% for 2018.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $45.0 million for 2019 and $41.3 million for 2018. The dollar increase is primarily due to increases in salaries, benefits and equity based compensation. Corporate office costs as a percentage of net revenues were 9.3% for 2019 and 9.1% in 2018.

Interest Expense – debt and other

Interest expense – debt and other was $2.1 million for 2019 and $2.0 million for 2018. At December 31, 2019, $46.0 million was outstanding under our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Gain on Sale of Partnership Interest

The gain of $5.5 million resulted from a sale of partnership interest. As previously disclosed, on June 30, 2019, we sold a 50% interest in one physical therapy partnership to the group’s founders. The sales proceeds, all of which was in cash, was $11.6 million.

Gain on Derecognition of Debt

In 2018, the gain from derecognition of debt of $1.8 million related to a liability to some former physical therapy partners which was no longer deemed payable.

Provision for Income Taxes

The provision for income tax in 2019 was $13.6 million and $11.4 million in 2018. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 25.4% in 2019 and 24.6% in 2018.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $17.2 million in 2019 and $13.9 million in 2018. Net income attributable to non-controlling interests (permanent equity) was $6.6 million in 2019 as compared to $5.5 million in 2018. Net income attributable to redeemable non-controlling interests (temporary equity) was $10.6 million in 2019 and $8.4 million in 2018.

RESULTS OF OPERATIONS

FISCAL YEAR 2018 COMPARED TO FISCAL 2017

•	Net revenues increased $39.8 million, or 9.6%, from $414.1 million in 2017 to $453.9 million in 2018, primarily due to an increase in net patient revenues from physical therapy operations from both internal growth and acquisitions, an increase in the revenue from the industrial injury prevention business from a combination of internal growth plus an acquisition and an increase in revenue from acquired management contracts. Our first company in the industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, we made a second acquisition.

•	For the year ended December 31, 2018, our Operating Results increased 28.1% to $33.5 million, or $2.65 per diluted share, as compared to $26.2 million, or $2.08 per diluted share, for the 2017 year. Operating Results (as defined below), a non-generally accepted accounting principles (“non-GAAP”) measure, for the 2018 fourth quarter and for the 2018 year, equals net income attributable to our shareholders excluding gain on derecognition of debt, net of taxes. For the 2017 fourth quarter and 2017 year, Operating Results is defined as net income attributable to our shareholders prior to the benefit due to the revaluation of deferred tax assets and liabilities due to the 2017 Tax Cuts and Jobs Act (“TCJA”), and prior to charges for interest expense – mandatorily redeemable non-controlling interests – change in redemption value and charges for costs related to restatement of financials – legal and accounting, both charges net of tax. See table below.
•	For the year ended December 31, 2018, our net income attributable to its shareholders, in accordance with GAAP, was $34.9 million, $1.31 per share, as compared to $22.3 million, or $1.76 per share, for the 2017 year. For both periods of 2018, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but rather charged directly to retained earnings, but is included in the earnings per basic and diluted share calculation. See table below.
•	For 2018, our Adjusted EBITDA increased by 7.1% to $62.1 million from $57.9 million in 2017. See definition and reconciliation of Adjusted EBITDA in the following table.
	Year Ended December 31,
	2018	2017
Computation of earnings per share - USPH shareholders
Net income attributable to USPH shareholders	$34,873	$22,256
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(24,770)	(201)
Tax effect at statutory rate (federal and state) of 26.25%	6,502	75
	$16,605	$22,130

Basic and diluted per share	$1.31	$1.76

Adjustments:
Tax benefit - revaluation of deferred tax assets and liabilities	—	(4,325)
Gain on derecognition of debt	(1,846)	—
Interest expense MRNCI * - change in redemption value	—	12,894
Cost related to restatement of financials - legal and accounting	—	670
Revaluation of redeemable non-controlling interest	24,770	201
Tax effect at statutory rate (federal and state) of 26.25% and 39.25%, respectively	(6,018)	(5,405)
Operating results	$33,511	$26,165

Basic and diluted operating results per share	$2.65	$2.08

Shares used in computation:
Basic and diluted	12,666	12,570

	Year Ended December 31,
	2018	2017
Net income attributable to USPH shareholders	$34,873	$22,256

Adjustments:
Depreciation and amortization	9,755	9,710
Gain on derecognition of debt	(1,846)	—
Interest income	(93)	(88)
Interest expense MRNCI * - change in redemption value	—	12,894
Interest expense - debt and other	2,042	2,111
Provision for income taxes	11,369	6,032
Equity-based awards compensation expense	5,939	5,032

Adjusted EBITDA	$62,039	$57,947
*	Mandatorily redeemable non-controlling interests

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

Other Revenues

Other revenues, consisting primarily of our industrial injury prevention business and management fees revenue, increased by $11.4 million, from $24.8 million in 2017 to $36.2 million in 2018. The revenues from the recently acquired industrial injury prevention business were $25.5 million in 2018 and $14.9 million in 2017. Revenues from management contracts were $8.3 million for 2018 as compared to $7.4 million for 2017. Other miscellaneous revenue was $2.4 million for 2018 and $2.5 million for 2017.

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

Interest Expense – mandatorily redeemable non-controlling interest – change in redemption value.

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

Interest Expense – mandatorily redeemable non-controlling interest – earnings allocable.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2019, we had $23.5 million in cash and cash equivalents compared to $23.4 million at December 31, 2018. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2020. Significant acquisitions would likely require financing under our Amended Credit Agreement.

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

On December 31, 2019, $46.0 million was outstanding on the Amended Credit Agreement resulting in $79.0 million of availability. As of the date of this report, we were in compliance with all of the covenants thereunder.

Cash was provided by operations ($62.4 million), proceeds on sale of partnership interest ($11.6 million) and net proceeds from our Amended Credit Agreement ($8.0 million). The major uses of cash for investing and financing activities included: purchase of interests in businesses ($30.6 million), distributions to non-controlling interests ($16.2 million), payments of cash dividends to our shareholders ($14.6 million), purchases of fixed assets ($10.2 million), purchases of redeemable non-controlling interest, temporary equity ($8.7 million) and payments on notes payable ($1.4 million)

On September 30, 2019, we acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

On April 30, 2018, we purchased a 65% interest in the assets and business of industrial injury prevention services, for an aggregate purchase price of $8.6 million in cash and $400,000 in seller note that is payable, plus accrued interest, on April 30, 2019. The initial industrial injury prevention business was acquired in March 2017 and, on April 30, 2018, we made a second acquisition with the two businesses then combined. After the combination, we owned a 59.45% interest in the combined business, Briotix Health. On April 11, 2019, we acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, increasing our ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $0.5 million will be paid to certain shareholders), and a $4.0 million seller note. The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

On August 31, 2018 we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in August 2019 and the second installment remains payable in August 2020.

On February 28, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in a seller note which was paid along with accrued interest on August 31, 2019.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2019 are summarized as follows (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Credit Agreement	$46,000	$—	$46,000	$—	$—	$—	$—
Notes Payable	5,089	728	4,361	—	—	—	—
Interest Payable	320	253	67	—	—	—	—
Employee Agreements	74,407	50,840	20,968	1,421	1,178	—	—
Operating Leases	115,490	35,784	28,022	20,618	14,332	8,302	8,432
	$241,306	$87,605	$99,418	$22,039	$15,510	$8,302	$8,432

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisition of a business, acquisition of a majority interest in a business. At December 31, 2019, our remaining outstanding balance on these notes aggregated $5.1 million. The note payable for the acquisition of a business of $4.0 million is payable in April 2021. The other $1.1 million of notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.75% to 5.00% per annum, subject to adjustment.

In conjunction with acquisitions, we entered into amendments to our limited partnership agreements for our acquired partnerships. The limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2019 was $137.8 million.

As of December 31, 2019, we have accrued $4.3 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2020.

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

There is no expiration date for the share repurchase program. As of December 31, 2019, there are currently an additional estimated 131,176 shares (based on the closing price of $114.35 on December 31, 2019) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the year ended December 31, 2019 and 2018.

Off Balance Sheet Arrangements

With the exception of operating leases for our executive offices and clinic facilities discussed in Note 16 to our consolidated financial statements included in Item 8, we have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification status;

•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies and deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
•	competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;
•	competitive environment in the industrial injury prevention business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;
•	acquisitions, purchase of non-controlling interests (minority interests) and the successful integration of the operations of the acquired businesses;
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	the potential impact of the coronavirus;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2019 was the outstanding balance of seller notes of $5.1 million and an outstanding balance on our Amended Credit Agreement of $46.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $460,000 of interest expense. See Note 9 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of Patient Revenue Net of Contractual Adjustments

As discussed in Note 2 to the consolidated financial statements, revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. The Company has agreements with third-party payors that provides for payments at amounts different from its established rates. Each month the Company estimates its contractual adjustment for each clinic based on the terms of third-party payor contracts and the historical collection and write-off experience of the clinic and applies a contractual adjustment reserve percentage to the gross accounts receivable balances. The Company then performs a comparison of cash collections to corresponding net revenues for the prior twelve months. We identified the measurement of contractual adjustments as a critical audit matter.

The principal consideration for our determination that the measurement of contractual adjustments is a critical audit matter is that the estimate requires a high degree of auditor subjectivity in evaluating management’s assumptions related to developing future collection patterns across the various clinic locations.

Our audit procedures related to the Company’s measurement of contractual adjustments included the following, among others.

•	We tested the design and operating effectiveness of controls relating to billing and cash collection, net rate trend analysis by clinic and cash collection versus net revenue trend analysis.
•	For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing rates and cash collected (net revenue).
•	For a sample of patient visits, we traced gross billings and net revenue to net revenue recorded in the general ledger and to each report used in determining and assessing the contractual adjustment calculation.
•	We compared cash collections to recorded net revenue over a twelve month period ending December 31, 2019 and again for the twelve month period ending in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
February 28, 2020

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23,548	$23,368
Patient accounts receivable, less allowance for doubtful accounts of $2,698 and $2,672, respectively	46,228	44,751
Accounts receivable - other	9,823	6,742
Other current assets	5,787	4,353
Total current assets	85,386	79,214
Fixed assets:
Furniture and equipment	54,942	52,611
Leasehold improvements	33,247	31,712
Fixed assets, gross	88,189	84,323
Less accumulated depreciation and amortization	66,099	64,154
Fixed assets, net	22,090	20,169
Operating lease right-of-use assets	81,586	—
Goodwill	317,676	293,525
Other identifiable intangible assets, net	52,588	48,828
Other assets	1,519	1,430
Total assets	$560,845	$443,166
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,494	$2,019
Accrued expenses	30,855	38,493
Current portion of operating lease liabilities	26,486	—
Current portion of notes payable	728	1,434
Total current liabilities	60,563	41,946
Notes payable, net of current portion	4,361	402
Revolving line of credit	46,000	38,000
Deferred taxes	10,071	9,012
Deferred rent	—	2,159
Operating lease liabilities, net of current portion	60,258	—
Other long-term liabilities	141	829
Total liabilities	181,394	92,348
Redeemable non-controlling interests - temporary equity	137,750	133,943
Commitments and contingencies (Note 10)
U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 14,989,337 and 14,899,233 shares issued, respectively	150	149
Additional paid-in capital	87,383	80,028
Retained earnings	184,352	167,396
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	240,257	215,945
Non-controlling interests - permanent equity	1,444	930
Total USPH shareholders' equity and non-controlling interests	241,701	216,875
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$560,845	$443,166

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net patient revenues	$433,345	$417,703	$389,226
Other revenues	48,624	36,208	24,825
Net revenues	481,969	453,911	414,051
Operating costs:
Salaries and related costs	274,233	259,228	237,067
Rent, supplies, contract labor and other	90,379	88,426	82,096
Provision for doubtful accounts	4,858	4,603	3,672
Closure costs	25	(9)	599
Total operating costs	369,495	352,248	323,434
Gross profit	112,474	101,663	90,617
Corporate office costs	45,049	41,349	35,889
Operating income	67,425	60,314	54,728
Gain on sale of partnership interest	5,514	—	—
Gain on derecognition of debt	—	1,846	—
Interest and other income, net	46	93	88
Interest expense:
Mandatorily redeemable non-controlling interests - change in redemption value	—	—	(12,894)
Mandatorily redeemable non-controlling interests - earnings allocable	—	—	(6,055)
Debt and other	(2,079)	(2,042)	(2,111)
Total interest expense	(2,079)	(2,042)	(21,060)
Income before taxes	70,906	60,211	33,756
Provision for income taxes	13,647	11,369	6,032
Net income	57,259	48,842	27,724
Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(6,561)	(5,536)	(5,224)
Redeemable non-controlling interests - temporary equity	(10,659)	(8,433)	(244)
	(17,220)	(13,969)	(5,468)
Net income attributable to USPH shareholders	$40,039	$34,873	$22,256
Basic and diluted earnings per share attributable to USPH shareholders	$2.45	$1.31	$1.76
Shares used in computation - basic and diluted	12,756	12,666	12,570
Dividends declared per common share	$1.14	$0.92	$0.80

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non- Controlling Interests	Total
	Shares	Amount			Shares	Amount
Balance January 1, 2017	14,733	$147	$68,687	$150,342	(2,215)	$(31,628)	$187,548	$1,140	$188,688
Issuance of restricted stock, net of cancellations	76	1	—	—	—	—	1	1
Revaluation of redeemable non-controlling interest, net of tax	—	—	—	(126)	—	—	(126)	—	(126)
Compensation expense - equity-based awards	—	—	5,032	—	—	—	5,032	—	5,032
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	165	—	—	—	165	—	165
Sale of non-controlling interest, net of tax and purchases	—	—	56	—	—	—	56	(20)	36
Dividends paid to USPT shareholders	—	—	—	(10,066)	—	—	(10,066)	—	(10,066)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,300)	(5,300)
Other	—	—	—	—	—	—	—	160	160
Net income attributable to non-controlling interets - permanent equity		—	—	—	—	—	—	5,224	5,224
Net income attributable to USPH shareholders	—	—	—	22,256	—	—	22,256	—	22,256
Balance December 31, 2017	14,809	148	73,940	162,406	(2,215)	(31,628)	204,866	1,204	206,070
Issuance of restricted stock, net of cancellations	90	1	—	—	—	—	1	—	1
Revaluation of redeemable non-controlling interest, net of tax	—	—	—	(18,268)	—	—	(18,268)	—	(18,268)
Compensation expense - equity-based awards	—	—	5,939	—	—	—	5,939	—	5,939
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	373	—	—	—	373	—	373
Sale of non-controlling interest, net of purchases and tax	—	—	(224)	—	—	—	(224)	(48)	(272)
Dividends paid to USPT shareholders	—	—	—	(11,664)	—	—	(11,664)	—	(11,664)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(5,812)	(5,812)
Other	—	—	—	49	—	—	49	50	99
Net income attributable to non-controlling interets - permanent equity	—	—	—	—	—	—	—	5,536	5,536
Net income attributable to USPH shareholders	—	—	—	34,873	—	—	34,873	—	34,873
Balance December 31, 2018	14,899	149	80,028	167,396	(2,215)	(31,628)	215,945	930	216,875
Issuance of restricted stock, net of cancellations	90	1	—	—	—	—	1	—	1
Revaluation of redeemable non-controlling interest, net of tax	—	—	—	(8,771)	—	—	(8,771)	—	(8,771)
Compensation expense - equity-based awards	—	—	6,985	—	—	—	6,985	—	6,985
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	—	—	636	—	—	—	636	—	636
Purchase of partnership interests - redeemable non-controlling interests	—	—	(266)	—	—	—	(266)	(26)	(292)
Sale of non-controlling interest, net of purchases and tax	—	—	—	196	—	—	196	—	196
Dividends paid to USPT shareholders	—	—	—	(14,555)	—	—	(14,555)	—	(14,555)
Distributions to non-controlling interest partners	—	—	—	—	—	—	—	(6,014)	(6,014)
Other	—	—	—	47	—	—	47	(7)	40
Net income attributable to non-controlling interest - permanent equity	—	—	—	—	—	—	—	6,561	6,561
Net income attributable to USPH shareholders	—	—	—	40,039	—	—	40,039	—	40,039
Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES
Net income including non-controlling interests	$57,259	$48,842	$27,724
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	10,095	9,755	9,710
Provision for doubtful accounts	4,858	4,603	3,672
Equity-based awards compensation expense	6,985	5,939	5,032
Deferred income taxes	4,651	4,813	(4,864)
Gain on sale of partnership interest	(5,514)	—	—
Gain on derecognition of Debt	—	(1,846)	—
Other	96	167	621
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(6,376)	(3,434)	(3,447)
Increase in accounts receivable - other	(2,499)	(1,087)	(3,022)
(Increase) decrease in other assets	(1,878)	345	2,086
(Decrease) increase in accounts payable and accrued expenses	(4,209)	4,876	6,979
Increase in mandatorily redeemable non-controlling interests	—	—	11,579
(Decrease) increase in other liabilities	(1,020)	32	456
Net cash provided by operating activities	62,448	73,005	56,526

INVESTING ACTIVITIES
Purchase of fixed assets	(10,189)	(7,193)	(7,095)
Purchase of majority interest in businesses	(30,597)	(16,367)	(36,682)
Purchase of redeemable non-controlling interest, temporary equity	(8,651)	—	—
Purchase of non-controlling interest, permanent equity	(428)	(350)	—
Sales of non-controlling interest-permanent equity	207	—	121
Proceeds on sale of partnership interest, net	11,601	—	—
Proceeds on sale of fixed assets	64	1	81
Net cash used in investing activities	(37,993)	(23,909)	(43,575)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(16,235)	(15,646)	(5,572)
Cash dividends paid to shareholders	(14,555)	(11,664)	(10,066)
Proceeds from revolving line of credit	145,000	103,000	93,000
Payments on revolving line of credit	(137,000)	(119,000)	(85,000)
Payments to settle mandatorily redeemable non-controlling interests	—	(265)	(2,361)
Principal payments on notes payable	(1,433)	(4,044)	(1,227)
Other	(52)	(42)	161
Net cash used in financing activities	(24,275)	(47,661)	(11,065)

Net increase in cash and cash equivalents	180	1,435	1,886
Cash and cash equivalents - beginning of period	23,368	21,933	20,047
Cash and cash equivalents - end of period	$23,548	$23,368	$21,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$9,856	$9,183	$8,543
Interest	$1,890	$2,357	$2,113
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$4,300	$950	$2,150
Purchase of business - payable to common shareholders of acquired business	$502	$—	$—
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$283	$—	$—
Notes payable related to purchase of non-controlling interest, permanent equity	$103	$—	$—
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$2,870	$—	$—

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

1. Organization, Nature of Operations and Basis of Presentation

U.S. Physical Therapy, Inc. and its subsidiaries (together, the “Company”) operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. As of December 31, 2019, the Company owned and/or operated 583 clinics in 40 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 26 such third-party facilities under management as of December 31, 2019.

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses. After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”), the Company’s industrial injury prevention operation. On April 11, 2019, the Company acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%. Services provided include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

In addition to the above acquired interests in the industrial injury prevention business, during the last three years, the Company completed the following multi-clinic acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2019
September 2019 Acquisition	September 30, 2019	67%	11

	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

Also during 2019, the Company purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of the existing partnerships. Besides the multi-clinic acquisition in 2018, the Company, through several of its majority owned Clinic Partnerships, acquired five separate clinic practices. These practices operate as satellites of the respective existing Clinic Partnerships. During 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest and a 24% to 99% limited partnership interest. The managing therapist of each clinic owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnership”). To a lesser extent, the Company operates some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interests – permanent equity. For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated statements of income line item – net income attributable to redeemable non-controlling interests – temporary equity and the equity interests are recorded on the consolidated balance sheet as redeemable non-controlling interests – temporary equity.

Prior to 2018, for acquired Clinic Partnerships with mandatorily redeemable non-controlling interests, the earnings and liabilities attributable to the non-controlling interest are recorded within the consolidated statements of income line item: Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Note 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. See Note 5 - Redeemable Non-Controlling Interests – for further discussion.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2019, 2018 and 2017, there were six regions. In addition to the six regions, in 2018 and 2019, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2019, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2019, 2018 and 2017 did not result in any goodwill amounts that were deemed impaired.

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

Mandatorily Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as mandatorily redeemable non-controlling interests in the consolidated statements of income consist of those owners who have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase the non-controlling interest of those owners at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The redemption rights are triggered at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.

Prior to September 30th 2017, on the date the Company acquired a controlling interest in a partnership and the limited partnership agreement for such partnership contained mandatory redemption rights, the fair value of the non-controlling interest was recorded in the long-term liabilities section of the consolidated balance sheet under the caption – Mandatorily redeemable non-controlling interests. In each reporting period thereafter until purchased by the Company, the redeemable non-controlling interest was being adjusted to its then current redemption value, based on the predetermined formula defined in the respective partnership agreement. The Company reflected any adjustment in the redemption value and any earnings attributable to the mandatorily redeemable non-controlling interest in its consolidated statements of income by recording the adjustments and earnings to other income and expense in the captions - Interest expense – mandatorily redeemable non-controlling interests – change in redemption value and Interest expense – mandatorily redeemable non-controlling interests – earnings allocable.

As previously mentioned due to amendments of the limited partnership agreements entered into by the Company, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) have been amended and are now classified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2019 consolidated balance sheet.

Non-Controlling Interests

The Company recognizes non-controlling interests, in which the Company has no obligation but the right to purchase the non-controlling interests, as permanent equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

The following table details the revenue related to the various categories.

	Year Ended December 31,
	December 31, 2019	December 31, 2018	December 31, 2017
Net patient revenues	$433,345	$417,703	$389,226
Management contract revenues	8,676	8,339	6,275
Industrial injury prevention services revenues	37,462	25,466	14,908
Other revenues	2,486	2,403	3,642
	$481,969	$453,911	$414,051

Patient revenues

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

Under the Middle Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed Centers for Medicare and Medicaid Services (“CMS”) to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extended the targeted medical review indefinitely, but reduced the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028. In subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapy assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2019. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. Net patient revenue from Medicare were approximately $119.4 million, $103.6 million and $92.6 million, respectively, for 2019, 2018 and 2017.

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

Industrial Injury Prevention Services Revenues

Revenue from the industrial injury prevention business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the Company’s industrial injury prevention business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Other Revenues

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

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at December 31, 2019.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2019, 2018 and 2017. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2019.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers, the restriction will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

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

Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets (“ROU”) and operating lease liabilities of approximately $78.0 million and $82.6 million respectively, as of January 1, 2019 for operating leases as a lessee. The adoption did not materially impact the Company’s consolidated statement of income or cash flows. See Footnote 10 - Leases for further discussion of leases.

In August 2018, the Securities Exchange Commission (“SEC”) issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted this guidance in its Form 10-Q for the period ended March 31, 2019.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019. There was no impact to goodwill from this change.

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, including trade receivables. The

CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The standard is required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.

The Company has completed the adoption of the standard on January 1, 2020. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable derived from contracts with customers. A significant portion of the Company’s accounts receivable is from highly-solvent, creditworthy payors including governmental programs such as Medicare and Medicaid, and highly regulated commercial insurers. The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

Subsequent Event

On February 26, 2020, the Company completed an acquisition of a four clinic physical therapy practice. The clinics are held in four separate partnerships. On the date of purchase, the Company acquired approximately 65% of the equity interests, with the practice’s clinical founders and associates retaining approximately 35%. The aggregate purchase price for the acquisition was approximately $12.2 million.

3. Acquisitions of Businesses

During 2019, 2018 and 2017, the Company acquired a majority interest in the following multi-clinic physical therapy practices:

Acquisition	Date	% Interest Acquired	Number of Clinics
	2019
September 2019 Acquisition	September 30, 2019	67%	11

	2018
August 2018 Acquisition	August 31	70%	4

	2017
January 2017 Acquisition	January 1	70%	17
May 2017 Acquisition	May 31	70%	4
June 2017 Acquisition	June 30	60%	9
October 2017 Acquisition	October 31	70%	9

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

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network of 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, the Company’s industrial injury prevention operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $0.5 million will be paid to certain shareholders), and a $4.0 million seller note. The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2019 acquisitions has been preliminarily allocated as follows (in thousands):

	IIPS*	Clinic Practice	Total
Cash paid, net of cash acquired ($900)	$18,427	$12,170	$30,597
Payable to shareholders of seller	486	—	486
Seller note	4,000	300	4,300
Total consideration	$22,913	$12,470	$35,383

Estimated fair value of net tangible assets acquired:
Total current assets	$1,907	$697	$2,604
Total non-current assets	611	3,028	3,639
Total liabilities	(1,504)	(2,846)	(4,350)
Net tangible assets acquired	$1,014	$879	$1,893
Referral relationships	1,500	1,500	3,000
Non-compete	590	700	1,290
Tradename	2,500	1,600	4,100
Goodwill	17,309	14,021	31,330
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	—	(6,230)	(6,230)
	$22,913	$12,470	$35,383
*	Industrial injury prevention services

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

On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. The aggregate purchase price for the 65% interest was $8.6 million in cash and $400,000 in a seller note that was paid on April 30, 2019. On April 30, 2018, the Company combined its two businesses. After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health. See discussion above regarding an additional acquisition on April 30, 2019 in the industrial injury prevention business.

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

The purchase price for the 2018 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired ($372)	$16,367
Seller notes	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,633
Total non-current assets	305
Total liabilities	(525)
Net tangible assets acquired	$1,413
Referral relationships	2,926
Non-compete	298
Tradename	990
Goodwill	19,835
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
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

On May 31, 2017, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $2.3 million in cash and $250,000 in a seller note that was payable in two principal installments totaling $125,000 each, plus accrued interest. The first installment was paid in May 2018 and the second installment in May 2019.

On June 30, 2017, the Company acquired a 60% interest in a nine-clinic physical therapy practice. The purchase price for the 60% interest was $15.8 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in June 2018 and the second installment in June 2019.

On October 31, 2017, the Company acquired a 70% interest in a nine-clinic physical therapy practice and two management contracts with third party providers. The purchase price for the 70% interest was $4.0 million in cash and $0.5 million in a seller note that was payable in two principal installments totaling $250,000 each, plus accrued interest. The first installment was paid in October 2018 and the second installment in October 2019.

Also, in 2017, the Company purchased the assets and business of two physical therapy clinics in separate transactions. One clinic was consolidated with an existing clinic and the other operates as a satellite clinic of one of the existing partnerships.

The purchase price for the 2017 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired ($2,297)	$36,682
Seller notes	2,150
Total consideration	$38,832
Estimated fair value of net tangible assets acquired:
Total current assets	$5,853
Total non-current assets	1,527
Total liabilities	(2,865)
Net tangible assets acquired	$4,515
Referral relationships	4,250
Non-compete	660
Tradename	6,850
Goodwill	46,722
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(13,883)
Fair value of non-controlling interest (originally classified as mandatorily redeemable non-controlling interests)	(10,282)
$38,832

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisition in 2018 and 2017 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2019, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2019 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

For the 2019, 2018 and 2017 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2019, 2018 and 2017 acquisitions have not been included as the results, individually and in the aggregate.

4. Acquisitions and Sale of Non-Controlling Interests

During 2019, the Company acquired additional interests in four partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 1% and 55%. Also in 2019, the Company sold a 1% interest in a partnership. The net after-tax difference between the payments and the portion of undistributed earnings of $196,000 was credited to additional paid-in capital.

During 2018, the Company acquired additional interests in three partnerships included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 5.5% and 35%. The net after-tax difference of $224,000 was credited to additional paid-in capital.

During 2017, the Company acquired additional interests in two partnerships included in non-controlling interest. The additional interests purchased in each of the partnerships was 35%. The net after-tax difference of $56,000 was credited to additional paid-in capital.

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

For the year ended December 31, 2019 and 2018, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018
Beginning balance	$133,943	$102,572
Operating results allocated to redeemable non-controlling interest partners	10,659	8,433
Distributions to redeemable non-controlling interest partners	(10,221)	(9,835)
Changes in the fair value of redeemable non-controlling interest	11,893	24,770
Purchases of redeemable non-controlling interest	(8,934)	8,145
Fair value of redeemable non-controlling interest - amended partnership agreements	—	—
Acquired interest	6,230	—
Sales of redeemable non-controlling interest - temporary equity	3,120	—
Reduction of non-controlling interest due to sale of USPh partnership interest	(6,132)	—
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(2,870)	(142)
Other	62	—
Ending balance	$137,750	$133,943

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	December 31, 2019	December 31, 2018
Contractual time period has lapsed but holder's employment has not been terminated	$51,921	$42,624
Contractual time period has not lapsed and holder's employment has not been terminated	85,829	91,319
Holder's employment has terminated and contractual time period has expired	—	—
Holder's employment has terminated and contractual time period has not expired	—	—
	$137,750	$133,943

6. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018

Beginning balance	$293,525	$271,338
Goodwill acquired	31,330	19,778
Goodwill related to partnership interest sold	(7,325)	—
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	146	2,409
Ending balance	$317,676	$293,525

7. Intangible Assets, net

Intangible assets, net as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Tradenames	$32,049	$30,256
Referral relationships, net of accumulated amortization of $11,677 and $9,370, respectively	18,367	16,895
Non-compete agreements, net of accumulated amortization of $5,424 and $4,716, respectively	2,172	1,677
	$52,588	$48,828

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Referral relationships	$2,307	$2,161	$1,934
Non-compete agreements	708	616	720
	$3,015	$2,777	$2,654

For one acquisition, the value assigned to tradename was being amortized over the term of the six year agreement in which the Company had acquired the right to use the specific tradename.

The remaining balances of the referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years Ending December 31,	Annual Amount	Years Ending December 31,	Annual Amount
2020	$2,403	2020	$619
2021	$2,403	2021	$541
2022	$2,354	2022	$364
2023	$2,247	2023	$294
2024	$2,082	2024	$238
Thereafter	$6,878	Thereafter	$116

8. Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Salaries and related costs	$19,340	$21,726
Credit balances due to patients and payors	4,303	7,293
Group health insurance claims	2,277	3,124
Other	4,935	6,350
Total	$32,066	$38,493

9. Notes Payable

Notes payable as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Credit Agreement average effective interest rate of 3.9% inclusive of unused fee	$46,000	$38,000
Various notes payable with $728 plus accrued interest due in the next year, interest accrues in the range of 4.75% through 5.50% per annum	5,089	1,836
	$51,089	$39,836
Less current portion	(728)	(1,434)
Long term portion	$50,361	$38,402

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

On December 31, 2019, $46.0 million was outstanding on the Credit Agreement resulting in $79.0 million of availability. As of December 31, 2019, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with the transactions related to these in 2019, the Company entered into notes payable in the aggregate amount of $4.7 million of which an aggregate principal payment of $0.3 million is due in 2020 and $4.4 million is due in 2021. Interest accrues in the range of 4.75% to 5.50% per annum and is payable with each principal installment.

Aggregate annual payments of principal required pursuant to the Credit Agreement and the various notes payable subsequent to December 31, 2019 are as follows (in thousands):

During the twelve months ended December 31, 2020	$728
During the twelve months ended December 31, 2021	50,361
$51,089

10. Leases

The Company has operating leases for its corporate offices and operating facilities. The Company determines if an arrangement is a lease at the inception of a contract. Effective January 1, 2019, right-of-use assets and operating lease liabilities are included in the consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

In accordance with ASC 842, the Company records on its consolidated balance sheet leases with a term greater than 12 months. The Company has elected, in compliance with current accounting standards, not to record leases with an initial terms of 12 months or less in the consolidated balance sheet. ASC 842 requires the separation of the fixed lease components from the variable lease components. The Company has elected the practical expedient to account for separate lease components of a contract as a single lease cost thus causing all fixed payments to be capitalized. Non-lease and variable cost components are not included in the measurement of the right-of-use assets or operating lease liabilities. The Company also elected the package of practical expedients permitted within ASC 842, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense.

For the year ended December 31, 2019, the components of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$30,225
Short-term lease cost	1,212
Variable lease cost	6,074
Total lease cost*	$37,511
*	Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

For the year ended December 31, 2019, supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$30,077
Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)*	$113,222
*	Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows (in thousands):

Year	Amount
2020	$29,279
2021	23,369
2022	17,039
2023	11,528
2024	6,453
Therafter	6,129
Total lease payments	$93,797
Less: imputed interest	7,053
Total operating lease liabilities	$86,744

Average lease terms and discount rates were as follows:

Year Ended December 31, 2019
Weighted-average remaining lease term - Operating leases	4.05 Years
Weighted-average discount rate - Operating leases	3.9%

11. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Compensation	$1,964	$1,842
Allowance for doubtful accounts	514	600
Acquired net operating losses	840	—
Lease obligations - including closed clinics	21,445	34
Deferred tax assets	$24,763	$2,476
Deferred tax liabilities:
Depreciation and amortization	$(13,195)	$(11,309)
Operating lease right-of-use assets	(21,416)	—
Other	(223)	(179)
Deferred tax liabilities	(34,834)	(11,488)
Net deferred tax liability	$(10,071)	$(9,012)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

During 2019, the Company recorded deferred tax assets of $3.0 million related to the revaluation of redeemable non-controlling interests and acquisitions of non-controlling interests. In addition, during 2019, the Company recorded an adjustment to the deferred tax assets of $0.3 million as a result of a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts with its federal and state tax returns for 2018. The offset of this adjustment was a decrease to the previously reported federal income tax receivable. As of December 31, 2019, the Company has a federal income tax receivable of $1.5 million and state tax receivables of $1.3 million. The tax receivables are included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	December 31, 2019		December 31, 2018		December 31, 2017
U. S. tax at statutory rate	$11,274	21.0%	$9,710	21.0%	$9,900	35.0%
Tax legislation adjustment	—	0.0%	—	0.0%	(4,325)	(15.3)%
State income taxes, net of federal benefit and tax reform	2,059	3.8%	1,722	3.7%	1,060	3.7%
Excess equity compensation deduction	(871)	(1.6)%	(806)	(1.7)%	(1,139)	(4.0)%
Non-deductible expenses	1,185	2.2%	743	1.6%	560	2.0%
Other	—	0.0%	—	0.0%	(24)	(0.1)%
	$13,647	25.4%	$11,369	24.6%	$6,032	21.3%

As a result of TCJA, the Company revalued its deferred tax assets and liabilities as of December 31, 2017. Based on a review and analysis as of December 31, 2017, the Company estimated a reduction of its net deferred tax liabilities by $4.3 million thereby reducing its provision for income taxes by such amount for the 2017 year.

Significant components of the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Current:
Federal	$6,523	$5,357	$9,332
State	2,473	1,199	1,564
Total current	8,996	6,556	10,896
Deferred:
Federal	3,730	3,771	(5,233)
State	921	1,042	369
Total deferred	4,651	4,813	(4,864)
Total income tax provision	$13,647	$11,369	$6,032

For 2019, 2018 and 2017, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The adjustments were immaterial. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2016 through 2018 and U.S. state jurisdictions are open for periods ranging from 2015 through 2018.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2019 and December 31, 2018, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2019, 2018 and 2017.

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

A cumulative summary of equity plans as of December 31, 2019 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	—	139,791	—	7,775
Amended 2003 Plan	2,100,000	1,019,995	—	778,300	—	301,705
	2,700,000	1,436,397	—	918,091	—	309,480

During 2019, 2018 and 2017, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2019	91,682	$104.85
2018	93,801	$78.63
2017	79,475	$62.19

During 2019, 2018 and 2017, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2019	1,578	$87.88
2018	3,867	$59.51
2017	2,875	$63.12

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

There were 150,771 and 152,926 shares outstanding as of December 31, 2019 and December 31, 2018 respectively, for which restrictions had not lapsed. The restrictions will lapse in 2020 through 2023.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $7.0 million, $5.9 million, and $5.0 million, respectively, for 2019, 2018 and 2017. As of December 31, 2019, the remaining $9.2 million of compensation expense will be recognized from 2019 through 2022.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 131,176 shares (based on the closing price of $114.35 on December 31, 2019, the last business day in 2019) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2019 or 2018.

15. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2019, 2018 and 2017. The Company matching contributions totaled $2.0 million, $1.8 million and $1.5 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

16. Commitments and Contingencies

Operating Leases

The Company has entered into operating leases for its executive offices and clinic facilities. In connection with these agreements, the Company incurred rent expense of $37.5 million, $37.1 million and $34.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Several of the leases provide for an annual increase in the rental payment based upon the Consumer Price Index. The majority of the leases provide for renewal periods ranging from one to five years. The agreements to extend the leases typically specify that rental rates would be adjusted to market rates as of each renewal date.

The future minimum operating lease commitments for each of the next five years and thereafter and in the aggregate as of December 31, 2019 are as follows (in thousands):

2020	$35,784
2021	28,022
2022	20,618
2023	14,332
2024	8,302
Thereafter	8,432
Total	$115,490

Employment Agreements

At December 31, 2019, the Company had outstanding employment agreements with four of its executive officers one of which has provided notice of a planned retirement in October 2020. These remaining three agreements, which presently expire on December 31, 2020, provide for automatic two year renewals at the conclusion of each expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $39.3 million in 2020 and $8.6 million in the aggregate from 2021 through 2023. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

17. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands, except per share data):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$40,039	$34,873	$22,256
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(11,893)	(24,770)	(201)
Tax effect at statutory rate (federal and state) of 26.25%	3,121	6,502	75
	$31,267	$16,605	$22,130

Earnings per share (basic and diluted)	$2.45	$1.31	$1.76

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,756	12,666	12,570

18. Selected Quarterly Financial Data (Unaudited)

	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Net patient revenues	$106,650	$113,363	$104,392	$108,940
Net revenues	$116,231	$126,373	$117,251	$122,114
Gross profit	$26,718	$31,425	$27,372	$26,959
Operating income	$15,425	$19,898	$16,816	$15,286
Net income	$12,375	$19,800	$13,069	$12,015
Net income attributable to USPH shareholders	$8,443	$14,620	$9,047	$7,929

Basic and diluted earnings per share attributable to common shareholders:	$0.39	$0.85	$0.66	$0.55

Shares used in computation - basic and diluted	12,707	12,767	12,774	12,774

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Net patient revenues	$100,552	$105,989	$103,354	$107,808
Net revenues	$108,342	$115,098	$113,122	$117,349
Gross profit	$23,214	$27,154	$26,076	$25,219
Operating income	$13,051	$17,026	$15,433	$14,804
Net income	$10,054	$13,236	$11,879	$13,673
Net income attributable to USPH shareholders	$7,117	$9,246	$8,102	$10,408

Basic and diluted earnings per share attributable to common shareholders:	$0.27	$0.48	$0.13	$0.43

Shares used in computation - basic and diluted	12,616	12,677	12,685	12,685

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 45.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as a part of this report:
1.	Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.
2.	Financial Statement Schedules. See page 84 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
3.	Exhibits. The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.
ITEM 16.	Form 10-K Summary –

None.

EXHIBIT INDEX
LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

4.1*	Description of Company Securities [filed herewith the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.]

10.1+
1999 Employee Stock Option Plan (as amended and restated May 20, 2008) [incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2008].

10.2+
U.S. Physical Therapy, Inc. 2003 Stock Incentive Plan, (as amended and restated effective March 26, 2016) [incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 7, 2016.]

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

10.32+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.33+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.34+	Objective Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.35+	Discretionary Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

Number	Description
10.36+
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.37+
Third Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective May 21, 2019 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.38+
Second Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective May 21, 2019 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.39+
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.40+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*
Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
+	Management contract or compensatory plan or arrangement.

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2019:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts(1)	$2,672	$4,858	—	$4,832(2)	$2,698
YEAR ENDED DECEMBER 31, 2018:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,273	$4,603	—	$4,204(2)	$2,672
YEAR ENDED DECEMBER 31, 2017:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$1,792	$3,672	—	$3,191(2)	$2,273
(1)	Related to patient accounts receivable and accounts receivable—other.
(2)	Uncollectible accounts written off, net of recoveries.
*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Lawrance W. McAfee
Lawrance W. McAfee
Chief Financial Officer

By:	/s/ Jon C. Bates
Jon C. Bates
Vice President/Controller

Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2020
Chris J. Reading

/s/ Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Lawrance W. McAfee

/s/ Jerald L. Pullins	Chairman of the Board	February 28, 2020
Jerald L. Pullins

/s/ Mark J. Brookner	Director	February 28, 2020
Mark J. Brookner

/s/ Harry S. Chapman	Director	February 28, 2020
Harry S. Chapman

/s/ Bernard A. Harris	Director	February 28, 2020
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	February 28, 2020
Kathleen A. Gilmartin

/s/ Edward L. Kuntz	Director	February 28, 2020
Edward L. Kuntz

/s/ Reginald E. Swanson	Director	February 28, 2020
Reginald E. Swanson

/s/ Clayton K. Trier	Director	February 28, 2020
Clayton K. Trier

EXHIBIT INDEX (NOT UPDATED)
LIST OF EXHIBITS

Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference—Commission File Number—1-11151].

4.1*	Description of Company Securities [filed herewith the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.]

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

10.24+
U.S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2018, effective April 9, 2018 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2018.]

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

10.32+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.33+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.34+	Objective Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.35+	Discretionary Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.36+
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.37+
Third Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective May 21, 2019 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.38+
Second Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective May 21, 2019 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

Number	Description
10.39+
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.40+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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