Form 10-K/A
period 2019-12-31
U S PHYSICAL THERAPY INC /NV
filed 2020-04-29
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A (Amendment No. 1)
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
As of April 29, 2020, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,844,067.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the U.S. Physical Therapy Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed within 120 days after the end of our fiscal year ended December 31, 2019.
We are filing this Amendment to include Part III information in our Form 10-K because the Company is delaying its Annual Meeting of Stockholders for 2020 due to the COVID-19 pandemic and, accordingly, the Company’s definitive proxy statement containing such information will not be filed on or before 120 days after our fiscal year end.
In addition, the Exhibit Index has been corrected for errors in our Original Filing and included herein.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1 and 31.2.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing (including the additional Risk Factor and other information contained in the Company’s Current Reports on Form 8-K filed with the SEC on April 24, April 16, April 1, March 30, March 26, and March 16, 2020).

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
BOARD OF DIRECTORS
Set forth below are the names and other information pertaining to member of the Board of Directors:
Directors:	Age	Director Since	Position(s) Held
Jerald L. Pullins	78	2003	Chairman of the Board*
Edward L. Kuntz	75	2014	Director*
Christopher J. Reading	56	2004	President, Chief Executive Officer and Director
Lawrance W. McAfee	65	2004	Executive Vice President, Chief Financial Officer and Director
Mark J. Brookner	75	1990	Director
Harry S. Chapman	75	2010	Director
Kathleen A. Gilmartin	68	2018	Director
Dr. Bernard A. Harris, Jr	63	2005	Director
Reginald E. Swanson	66	2007	Director
Clayton K. Trier	68	2005	Director
*
On February 25, 2020, and in connection with the scheduled retirement of Mr. Pullins on May 18, 2020, the Board of Directors of the Company adopted a resolution appointing Mr. Kuntz as Chairman of the Board effective as of May 19, 2020.

Director Biographies:
Jerald L. Pullins has served on our Board since 2003, and was appointed Chairman of the Board on May 17, 2011. He is currently engaged in the development and management of private enterprises in the healthcare field. From October 2007 to the present, Mr. Pullins has been the Managing Member of SeniorCare Homes, LLC, which develops, owns and operates supervised, residential homes for senior citizens with alzheimer’s, dementia and other memory impairment conditions. Since January 2013, Mr. Pullins has been Chairman and CEO of Baldwin Brothers Cremation, LLC, which owns and operates facilities providing cremation, funeral and related services. From 2007 to May 2013, he served as Chairman of the Board of Directors of Pet Partners, LLC, a private enterprise involved in the acquisition and management of primary care, small animal veterinary hospitals. Mr. Pullins was elected a director of Live Oak Bank, Inc., a publicly held financial institution, in 2011. Mr. Pullins is retiring from the Board effective as of May 18, 2020.
Edward L. Kuntz has served on our Board since August 26, 2014, and will serve as Chairman effective as of May 19, 2020. Mr. Kuntz is the former Chairman and Chief Executive Officer of Kindred Healthcare, the largest diversified provider of post-acute care services in the United States. From 1998 through May 2014 he served as Chairman of the Board of Directors of Kindred and as Chief Executive Officer from 1998 to 2004. From 2000 through 2016, Mr. Kuntz served as a director of Rotech Healthcare, Inc., one of the largest providers of home medical equipment and related products and services in the United States. Mr. Kuntz also serves as a director of Stablis Energy, Inc., a supplier and distributor of liquified natural gas and is on its Audit and Compensation committees.
Christopher J. Reading was promoted to President and Chief Executive Officer and elected to our Board effective November 1, 2004. Prior to 2004, Mr. Reading served as our Chief Operating Officer since joining us in 2003. Mr. Reading currently serves as President of The Alliance for Physical Therapy Quality and Innovation (“APTQI”). APTQI is an industry organization that advocates for legislative and regulatory changes on behalf of the physical therapy community that furthers our mission of ensuring patient access to value driven physical therapy care. Prior to joining the Company, Mr. Reading served in various executive and management positions with HealthSouth Corporation, including most recently as Senior Vice President of Operations, where he focused on operations, acquisitions and development in various service areas including outpatient rehabilitation, ambulatory surgery, diagnostic imaging and inpatient rehabilitation hospitals. Mr. Reading also is a physical therapist.
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
Kathleen A. Gilmartin joined our Board on May 22, 2018. Ms. Gilmartin is the former President and Chief Executive Officer of Caring Brands International and Interim HealthCare Inc., providers of home health care, skilled nursing, therapy and hospice care. Ms. Gilmartin’s career spanned twenty-five years with Interim HealthCare Inc. where she served as President and Chief Executive Officer from September 2008 until her retirement in February 2017. Ms. Gilmartin continues to serve as a director of Caring Brands International and Interim Healthcare, Inc. Ms. Gilmartin currently serves as a director of The Alliance of Home Health Quality and Innovation, a non-profit, national consortium of home health care providers and organizations. Ms. Gilmartin also has served as a director of Quick Weight Loss Centers, LLC, a health and wellness company, from July 2017 through June 2018, and as a director of BCI Burke Co., a playground equipment manufacturer, since July 2017. Ms. Gilmartin also is a Registered Nurse.
Dr. Bernard A. Harris, Jr. joined our Board on August 23, 2005. Dr. Harris is currently serving as Chief Executive Officer, National Math & Science Initiative, leading the organization’s efforts to improve teacher effectiveness and student achievement in communities across the country. Prior to NMSI, he was CEO and Managing Partner of Vesalius Ventures, Inc. since 2001, a venture capital firm, which invests in early to mid-stage Healthcare technologies and companies. He serves as a Board of Trustees for Salient Midstream & MLP Fund and Salient MF Trust, and Barings Fund & Trust. In addition, he is on the Board of the National Academy of Medicine, the Texas Medical Center, National Math and Science Initiative, and the Harris Institute & Foundation. Dr. Harris is a former astronaut, having completed two space shuttle missions. He completed his residency in Internal Medicine at the Mayo Clinic and trained as a flight surgeon at the Aerospace School of Medicine at Brooks Air Force Base.
Regg E. Swanson joined our Board on September 6, 2007. From 2007 through January 31, 2020, Mr. Swanson was employed by STAR Physical Therapy, LP, a subsidiary of the Company. Mr. Swanson is founder of STAR Physical Therapy, LLC, and from 1997 to 2007, was its president and managing member. He is a certified athletic trainer and has been involved with sports medicine and physical therapy for over 25 years.
Clayton K. Trier joined our Board on February 23, 2005. Mr. Trier is a private investor. He was a founder and former Chairman and Chief Executive Officer of U. S. Delivery Systems, Inc., which developed the first national network providing same-day delivery service, from 1993 until 1997. Before it was acquired in 1996, U. S. Delivery was listed for two years on the New York Stock Exchange. Mr. Trier was a founder of Digital Music Group, Inc. From 2008 to 2018, Mr. Trier served as a director of St. Luke’s Health System, an operator of several hospitals in the greater Houston area, and since 2013 has served as a director of the Baylor St. Luke’s Medical Center joint venture. From 2015 through February 2018, Mr. Trier served as a director of Fenix Parts, Inc., a leading recycler and reseller of original equipment manufacturer automotive products.

EXECUTIVE OFFICERS
The executive officers of the Company are as follows:
Name	Position
Christopher J. Reading	President and Chief Executive Officer
Lawrance W. McAfee	Executive Vice President and Chief Financial Officer
Glenn D. McDowell	Chief Operating Officer — West
Graham D. Reeve	Chief Operating Officer — East
For information concerning Messrs. Reading and McAfee see “Board of Directors” above.
Glenn D. McDowell, 63, was promoted to Chief Operating Officer effective January 24, 2005. Commencing as of March 5, 2018, Mr. McDowell’s title was modified to Chief Operating Officer — West. Mr. McDowell served as our Vice President of Operations overseeing the west region since joining us in October 2003 until January 2005. From 1996 to 2003, Mr. McDowell was employed by HealthSouth Corporation, a provider of outpatient surgery, diagnostic imaging and rehabilitative healthcare services. Mr. McDowell is a physical therapist.
Graham D. Reeve, 56, was appointed as Chief Operating Officer — East effective March 5, 2018. From 2009 until the end of 2017, Mr. Reeve served as Chief Executive Officer of The Baptist Health System, a 1,800 bed six hospital system located in San Antonio, TX, which is a part of Tenet Healthcare. From 1995 to 2003, Mr. Reeve was employed by HealthSouth Corporation, a provider of outpatient surgery, diagnostic imaging and rehabilitative healthcare services. From 1989 through 1995, Mr. Reeve was employed by Caremark Physical Therapy. Mr. Reeve is a physical therapist.
CORPORATE GOVERNANCE AND BOARD MATTERS
Board Leadership Structure
Our Board is led by an independent Chairman and includes six other independent directors. Mr. Reading, our Chief Executive Officer, Mr. McAfee, our Executive Vice President and Chief Financial Officer, and Mr. Swanson, who was an employee of one of our subsidiaries, STAR Physical Therapy, LP, until January 31, 2020, are the members of the Board who are not independent. We believe this leadership structure enhances the accountability of the executive management to the Board. Because seven of the ten members of our Board are considered independent (and, upon Mr. Pullins’ retirement, because six of the nine members of our Board will be considered independent), we believe the Board is independent from management. Further, separating the Chairman and Chief Executive Officer roles allows Mr. Reading to focus his efforts on running our business and managing the Company in the best interest of our stockholders while we are able to benefit from prior experiences of our independent Board members.
Board Oversight of Risk
Our management is responsible for the Company’s day-to-day risk management activities. Our Board, which functions in an oversight role in risk management, focuses on understanding the nature of the risks inherent in our business, including our operations, strategic directions and overall risk management systems. Our Board receives periodic updates on our business operations, financial results, strategy and specific risks related to our business. These updates are communicated through monthly correspondence and presentations by management at Board meetings and through discussions with appropriate management compliance and audit personnel at the meetings of the Board’s Audit Committee and Compliance Committee.
Independent Directors
The Board has affirmatively determined Messrs. Pullins, Brookner, Chapman, Harris, Kuntz and Trier and Ms. Gilmartin have no relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent, as defined in the NYSE listing standards. Specifically, the Board determined that the foregoing seven directors are “independent” as defined in the NYSE listing standards, and that the directors comprising the Company’s Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and the directors comprising the Compensation Committee are “independent” as defined in Rule 10C-1 under the Exchange Act.

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
The Board has the following standing committees: (i) Governance and Nominating, (ii) Compliance, (iii) Compensation, and (iv) Audit. During 2019, the Board of Directors met seven times, the Governance and Nominating Committee met three times, the Compliance Committee met four times, the Compensation Committee met eight times and the Audit Committee met seven times. Each of our directors participated in at least 75% of the aggregate meetings of the Board of Directors and the committees on which he or she served.
These committees are constituted as follows:
Governance and Nominating Committee
The Governance and Nominating Committee currently consists of Messrs. Pullins (Chairman), Harris and Trier (and upon the retirement of Mr. Pullins on May 18, 2020, will consist of Messrs. Kuntz (Chairman), Harris and Trier), all of whom have been determined to be “independent,” as defined in the NYSE listing standards and the rules of the SEC. The function of the committee is to select, screen and recommend to the full Board nominees for election as directors, including any nominees proposed by stockholders who have complied with the procedures described below. The committee also has ongoing responsibility for oversight review of Board performance and ensuring each Board member’s continuing commitment to the Board and the Company’s goals and objectives. Additional functions include regularly assessing the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the committee will consider various potential candidates for director. Candidates may come to the attention of the committee through current Board members, stockholders, or other persons. The committee may also hire third parties to identify, to evaluate, or to assist in identifying or evaluating potential nominees should it be determined necessary. The committee is required to meet at least annually and operates under a written charter, a copy of which is available on our website at www.usph.com.
Nomination Criteria.  In its consideration of Board candidates, the Governance and Nominating Committee considers the following criteria: the candidate’s general understanding of the health care sector, marketing, finance and other disciplines relevant to the success of a publicly-traded company; strategic business contacts and regard or reputation in the community, other board affiliations, industry and civic affairs; financial, regulatory and business experience; integrity, honesty and reputation; size of the Board of Directors; and regulatory obligations. In the case of incumbent directors whose terms of office are set to expire, the committee reviews each such director’s overall service to the Company during said director’s terms, including the number of meetings attended, level of participation, quality of performance, and whether the director continues to meet the independence standards set forth in the applicable SEC rules and regulations and the NYSE listing standards. In the case of new director candidates, the questions of independence and financial expertise are important to determine which roles can be performed by the candidate, and the committee preliminarily determines whether the candidate meets the independence standards set forth in the SEC rules and regulations and the NYSE listing standards, and the level of the candidate’s financial expertise. In accordance with the Company’s Corporate Governance Guidelines, incumbent Directors who have achieved the age of 78 as of the date of the Annual Meeting shall not be eligible for re-election to the Board at such Annual Meeting without the unanimous consent and approval of the Board. Newly proposed nominees for director who have achieved the age of 77 as of the date of the Annual Meeting shall not be eligible for nomination, appointment or election to the Board. Candidates are first screened by the committee, and if approved by the committee, then they are screened by other members of the Board. The full Board approves the final nomination(s) based on recommendations from the committee. The Chairman of the Board, acting on behalf of the full Board, will extend the formal invitation to become a nominee of the Board of Directors. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.
Compliance Committee
The Compliance Committee currently consists of five independent directors. The current members of the committee are Mr. Kuntz (Chairman), Mr. Brookner, Mr. Chapman, Dr. Harris and Ms. Gilmartin, all of whom have been determined to be “independent” as defined in the NYSE listing standards (and upon the retirement of

Mr. Pullins on May 18, 2020, will consist of Dr. Harris (Chairman), Mr. Brookner, Mr. Chapman, Mr. Swanson and Ms. Gilmartin), four of whom have been determined to be “independent”. The committee has general oversight of our Company’s compliance with the legal and regulatory requirements regarding healthcare operations. The Chairman of the committee is provided with information regarding calls received on the Company’s compliance hotline and reports findings to the committee. The committee relies on the expertise and knowledge of management, especially our Chief Compliance Officer, who regularly communicates with the Chairman of the committee, and other compliance, management, operations and/or legal personnel. The committee meets at least four times a year and as necessary to carry out its responsibilities and reports periodically to the Board of Directors regarding its actions and recommendations. The committee reviews and assesses the activities and findings of clinic internal audits, reviews reports of material noncompliance and reviews and approves corrective actions proposed by management. In addition, the Compliance Committee oversees the implementation and execution of the Company’s Corporate Integrity Agreement.
Compensation Committee
The current members of the Compensation Committee are Messrs. Chapman (Chairman), Pullins and Kuntz (and upon the retirement of Mr. Pullins on May 18, 2020 will be Mr. Chapman (Chairman), Mr. Kuntz and Ms. Gilmartin), all of whom have been determined to be “independent,” as defined in the NYSE listing standards and the rules of the SEC. As more fully described in the Compensation Committee Charter, which can be found on our website at www.usph.com, the committee is responsible for, among other things:
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

•	approving all executive perquisites and any special benefit plans to be made available to senior executive officers;
•	advising on compensation of non-employee members of the Board; and
•	administering the Company’s equity compensation plans and approving grants to executive officers, employees, directors, and consultants under such plans.
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
Audit Committee
The Audit Committee currently consists of Messrs. Trier (Chairman), Brookner, Harris and Pullins (and upon the retirement of Mr. Pullins on May 18, 2020, will consist of Messrs. Trier (Chairman), Harris, Brookner and Kuntz). Our Board of Directors has determined that Messrs. Brookner, Kuntz and Trier are “audit committee financial experts” under the rules of the SEC. As more fully described in the Audit Committee Charter, which can be found on our website at www.usph.com, the committee is responsible for, among other things:
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
Codes of Conduct and Procedures Regarding Related Party Transactions
Codes of Conduct
Our Board has approved and we have adopted a Code of Business Conduct and Ethics for our officers and all employees, an additional Code of Business Conduct and Ethics which is applicable to our directors, and Corporate Governance Guidelines. The Codes and Corporate Governance Guidelines are available on our website at www.usph.com. Our Board, or a committee of its independent members, is responsible for reviewing and approving or rejecting any requested waivers to the Codes, as such waivers may apply to our directors and officers. Neither the Board, nor a committee of its independent members, received any requests for waivers or amendments to the Codes in 2019, and none were granted. Any waivers of these Codes for directors, officers and employees will be disclosed in a Form 8-K filed with the SEC, which will be available on the SEC’s website at www.sec.gov. The Code applicable to directors requires each director to disclose to the Board any interest he or she may have in a potential transaction, arrangement or agreement to which the Company is or will be a party, and refrain from participating directly or indirectly in the transaction unless the Board approves such participation with all interested directors abstaining from the consideration and deliberation of, and any votes concerning, such matter.
Our Board has further approved and we have adopted an additional Code of Business Conduct and Ethics, applicable to our Chief Executive Officer, Chief Financial Officer and senior financial officers, relating to dealings with our auditors and the preparation of our financial statements and other disclosures made to the public under SEC rules and regulations. This Code is available on our website at www.usph.com. The Board, or a committee of its independent members, is responsible for reviewing and approving or rejecting any requested waivers from, and amendments to, this Code. Neither the Board, nor a committee of its independent members, received any requests for waivers or amendments to the Code in 2019, and none were granted. Any waivers from, and amendments to, the Code will be disclosed in a Form 8-K filed with the SEC, which will be available on the SEC’s website at www.sec.gov. The Code requires the officers to disclose directly to the Audit Committee any conflicts of interest, including any material transaction or relationship involving a potential conflict of interest.
Certain Relationships and Related Transactions
The charter of the Audit Committee requires that the Audit Committee review and approve all insider and affiliated party transactions.
Communications with the Board of Directors and Attendance at Annual Meeting
The Board of Directors maintains an informal process for stockholders to communicate with the Board of Directors. Stockholders wishing to communicate with the Board of Directors should send any communication to our Secretary, at our principal executive offices, 1300 West Sam Houston Parkway South, Suite 300, Houston, Texas 77042. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Secretary will forward such communication to the full Board of Directors or to any individual director or directors to whom the communication is directed unless the communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.
The Board of Directors also maintains an informal process for interested persons to communicate directly with the independent directors who periodically meet as a group in executive session. In the event an interested party wants to communicate directly with our Chairman (who presides over the executive sessions) or with the independent directors as a group, the interested party should send such communication to the attention of Chairman of the Board, labeled “CONFIDENTIAL”, to our principal executive offices.
Although the Company does not have a formal policy requiring them to do so, all of the members of our Board of Directors are encouraged to attend our annual meeting of stockholders. At the 2019 annual meeting, all of our directors attended.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file.
To our knowledge, based solely on a review of the copies of those forms furnished to the Company and written representations from the executive officers and directors, we believe that during 2019 all other Section 16(a) filing requirements applicable to our directors and officers were complied with on a timely basis.
ITEM 11.	EXECUTIVE COMPENSATION.
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
Peer Group Compensation
In evaluating appropriate levels of total compensation for the Named Executive Officers, the committee gathers and analyzes data from a variety of sources. While there is not a comparable “peer group” of publicly-traded companies serving the outpatient rehabilitation sector, the committee monitors public information on executive compensation for a number of companies providing various healthcare services which are similar in revenue volume and market capitalization to the Company. During 2019 and prior years, the Compensation Committee engaged an outside resource to provide executive compensation data published by such other publicly traded companies to assist in its evaluative process regarding compensation levels and programs for the Company’s executive officers. The publicly traded companies considered during 2019 in connection with the establishment of the executive compensation programs included 10 publicly traded healthcare companies having a market capitalization in the range of $400 Million to $4.5 Billion ($1.9 Billion mean) and annual revenues in the range of $400 Million to $2 Billion ($1 Billion mean). For each of these companies, the Compensation Committee reviewed base salary information, annual cash incentives, annual equity incentives, and other compensation. The Compensation Committee believes that this information is useful in evaluating the competitiveness of our executive compensation program.
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
Compensation Philosophy and Objectives
Our compensation policies are designed to enable us to attract, motivate and retain experienced and qualified executives. We seek to provide competitive compensation. Historically, our policy has been to provide a significant component of an executive officers’ compensation through the grant of restricted shares that vest over a number of years. We believe that grants of equity-based incentives to executives and key employees help to align the interests of these persons with the interests of our stockholders.
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
The committee believes that compensation to executive officers should be aligned closely with the Company’s performance on both a short-term and long-term basis. As a result, a significant portion of compensation to each executive officer is “at risk” and tied to the achievement of financial performance goals, regulatory compliance, improvements in operating efficiency and the quality of care provided, and other quantitative and qualitative factors. The executive compensation program is also designed to incentivize continuous improvements by providing enhanced compensation as results improve. The compensation program for executive officers includes both objective and subjective criteria.
While a significant portion of compensation to the Company’s executive officers is performance-based, the Compensation Committee also believes it prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our long-term strategic objectives. The Compensation Committee also takes into account the compensation practices of certain comparably-sized healthcare service companies to ensure that the Company is able to attract, retain and reward executive officers whose contributions are critical to our long-term success.
In response to stockholder feedback regarding executive “single-trigger” benefits, the Compensation Committee has incorporated into its compensation philosophy a desired intent to avoid future “single-trigger” benefits for its executive officers. For example, in the past, the Company has entered into change-of-control commitments with its executive officers that trigger a certain dollar payment upon such a change of control. However, the Company has not committed to any additional single trigger change-in-control benefits since February 2016 and, in fact, in 2019 the Company and its executive officers amended such executive officers’ respective employment agreements to modify the single-trigger change-in-control benefit to a “double-trigger” benefit, requiring the occurrence of both a change-of-control and a termination of employment.
Objective Plans
Criteria used by the Company in determining awards to the executive officers under the Objective Cash Bonus Plan and Objective Long-Term Incentive Plan were directly based on the Company’s annual pre-tax income. We use this objective measure because we believe it is a key driver in increasing shareholder value and because each of our executive officers can impact this objective measure in some way. The Compensation Committee approves the minimum and maximum goals for this objective financial measure each year. The incentive for meeting these objective financial performance goals is set by the Compensation Committee.
Subjective Plans
The Compensation Committee establishes annually the subjective criteria for each of the Executive Participants under the Discretionary Cash/RSA Bonus Plan and the Discretionary Long-Term Incentive Plan. Subjective criteria is determined by the Compensation Committee based on a consideration of strategic and operational goals for the Company. The Compensation Committee evaluates the performance of Executive Participants against this criteria in determining cash and restricted stock awards.
While a significant portion of compensation to the Company’s executive officers is performance-based, the Compensation Committee also believes it prudent to provide competitive base salaries and benefits in order to attract and retain the management talent necessary to achieve our long-term strategic objectives. The Compensation Committee also takes into account the compensation practices of certain comparably-sized healthcare service companies to ensure that the Company is able to attract, retain and reward executive officers whose contributions are critical to our long-term success.
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
Due to the current economic environment caused by the COVID-19 pandemic, on March 26, 2020, the employment agreements for our Named Executive Officers were amended to reduce the annual salaries provided to each of them. See “Executive Compensation — Compensation of Named Executive Officers” below for a detailed discussion of the adjusted annual salary figures.
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
For 2019, the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer — West and Chief Operating Officer — East (the “Executive Participants”) were eligible to receive cash bonus awards and/or shares of restricted common stock under the Company’s Objective Cash/RSA Bonus Plan and Discretionary Cash/RSA Bonus Plan that amounted to a maximum of 75% of their respective base salaries. For a detailed description of these plans, see the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.
Under the Objective Cash/RSA Bonus Plan, the Executive Participants were eligible to earn a bonus award, payable in cash and/or restricted common stock at the discretion of the Compensation Committee, having a value of up to 75% of their respective base salaries dependent upon the Company achieving pre-tax income in the range of $46,455,052 to $50,818,527 or more. In determining pre-tax income for purposes of the Objective Cash/RSA Bonus Plan, the Objective Cash/RSA Bonus Plan provides that such determination shall be made before charges or credits for changes in redeemable non-controlling interests and any extraordinary items and after the compensation expense required to be reported in 2019 related to the incentive plans applicable to the Executive Participants. Based on the pre-tax earnings of $48,171,000, as adjusted, for 2019, the Executive Participants received an Objective Cash/RSA Bonus award for 2019 equal to 31% of their respective base salaries, which the Compensation Committee determined would be payable entirely in cash.
Under the Discretionary Cash/RSA Bonus Plan, the Executive Participants were eligible to receive cash bonus awards and/or shares of restricted common stock as determined by the Compensation Committee, having a value of up to 50% of their respective base salaries. The criteria established for each of the Executive Participants considered by the Compensation Committee in determining the respective awards for 2019 (the “2019 Executive Subjective Criteria”) were as follows:
•	Mr. Reading — CEO
○	Corporate Leadership
○	Cost Control
○	Development of the Briotix Health subsidiary business
○	Same store growth in revenue and patient visits
○	Compliance
○	Acquiring new strategic partnerships
•	Mr. McAfee — CFO
○	Succession and Transition planning for CFO role
○	Completion of strategic information technology projects
○	Acquisition integration and financial reporting
○	Central billing office efficiency and cost control
○	Customer service to Company partners
○	Successful completion of annual audit
•	Mr. McDowell — COO West
○	Integration and successful performance of the Briotix Health subsidiary
○	Cost Control
○	Development of operations team leadership
○	Compliance
○	Same store growth in revenue and visits
○	Development
•	Mr. Reeve — COO East
○	Transition of certain Company partnerships
○	Cost Control
○	Development of operations team leadership
○	Compliance
○	Same store growth in revenue and visits
○	Development
Based on the review and scoring by the Compensation Committee of each of these criteria, the Compensation Committee awarded a bonus to each of the Executive Participants as a percentage of the maximum award value (i.e., maximum of 50% of base salary) as follows: Mr. Reading — 95% of the maximum award value; Mr. McAfee —

85% of the maximum award value; Mr. McDowell — 70% of the maximum award value; and Mr. Reeve — 90% of the maximum award value. Accordingly, the Compensation Committee determined that the following awards would be paid in a combination of cash and shares of restricted common stock as follows: Mr. Reading: $285,697 in cash and 564 shares of restricted stock; Mr. McAfee: $177,622 in cash and 328 shares of restricted common stock; Mr. McDowell: $146,276 in cash and 270 shares of restricted common stock; and Mr. Reeve: $176,785 in cash and 326 shares of restricted common stock. The total cash award and award of shares of restricted common stock for the 2019 year pursuant to the Objective Cash/RSA Bonus Plan and Discretionary Cash/RSA Bonus Plan, were as follows: Mr. Reading — $524,397 in cash and 564 shares of restricted common stock; Mr. McAfee — $332,622 in cash and 328 shares of restricted common stock; Mr. McDowell — $301,276 in cash and 270 shares of restricted common stock; and Mr. Reeve — $321,785 in cash and 326 shares of restricted common stock. These cash bonuses were paid on March 11, 2020 and the shares of restricted common stock were issued on March 3, 2020.
Long-term Equity Incentive Awards
For the 2019 year, the Executive Participants were eligible to receive awards consisting of shares of restricted common stock under the Company’s Objective Long-Term Incentive Plan and Discretionary Long-Term Incentive Plan. For a detailed description of these plans, see the Company’s Current Reports on Form 8-K filed with the SEC on March 8, 2019.
Under the Objective Long-Term Incentive Plan, Messrs. Reading, McAfee, McDowell and Reeve were eligible to earn up to 8,800, 4,400, 4,400 and 4,400 shares of restricted common stock, respectively, dependent upon the Company achieving pre-tax income in the range of $46,455,052 to $49,320,300 or more. In determining pre-tax income for purposes of the Objective Cash Bonus Plan, the Objective Cash Bonus Plan provides that such determination shall be made before charges or credits for changes in mandatorily redeemable non-controlling interests and any extraordinary items and after the compensation expense required to be reported in 2019 related to the incentive plans applicable to the Executive Participants. Based on the pre-tax earnings of $48,171,000, as adjusted, for 2019, Messrs. Reading, McAfee, McDowell and Reeve were awarded 5,456, 2,728, 2,728 and 2,728 shares of restricted common stock, respectively.
Under the Discretionary Long-Term Incentive Plan, Messrs. Reading, McAfee and McDowell were eligible to earn up to 8,800, 4,400, 4,400 and 4,400 shares of restricted common stock, respectively, based upon a subjective determination of the committee. The committee determined for each Executive Participant such executive’s achievement of his respective Executive Subjective Criteria. Based on this review, the Compensation Committee determined that the achievement score for each of the Executive Participants was as follows: Mr. Reading — 95% of the maximum award value; Mr. McAfee — 85% of the maximum award value; Mr. McDowell — 70% of the maximum award value; and Mr. Reeve — 90% of the maximum award value. For 2019, Messrs. Reading, McAfee, McDowell and Reeve were awarded 8,360, 3,740, 3,080 and 3,960 shares of restricted common stock, respectively, under the Discretionary Long-Term Incentive Plan. On March 3, 2020, for the 2019 year, Messrs. Reading, McAfee, McDowell and Reeve were granted an aggregate of 13,816, 6,468, 5,808, and 6,688 shares of restricted common stock, respectively, representing the total shares awarded under the Objective Long-Term Incentive Plan, Discretionary Long-Term Incentive Plan, and . The restrictions on these shares lapse evenly over 16 quarters starting on April 1, 2020.
The Objective Cash Bonus Plan, Discretionary Cash Bonus Plan, Objective Long-Term Incentive Plan, and Discretionary Long-Term Incentive Plan for 2019 collectively are hereinafter referred to as the “2019 Executive Incentive Plan.”
The Stock Incentive Plan and our Amended and Restated 1999 Employee Stock Option Plan (“1999 Stock Option Plan”) are intended to align employee and outside director interests with stockholders’ interests, to provide incentives to our key employees by encouraging their ownership of our common stock and to aid us in attracting and retaining key employees, upon whose efforts our success and future growth depends.
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
Benefits and Perquisites
Defined Contribution Plan.  The Company maintains qualified retirement plans pursuant to Internal Revenue Code of 1986, as amended (the “Code”), Section 401(k) (the “401(k) Plans”) covering substantially all employees subject to certain minimum service requirements. The 401(k) Plans allows employees to make voluntary contributions and provides for discretionary matching contributions by the Company. For certain plans, the Company makes matching contributions. The assets of the 401(k) Plans are held in trust for grantees and are distributed upon the retirement, disability, death or other termination of employment of the grantee. The Board, in its discretion, determines the amount of any Company discretionary contributions. We did not make any discretionary contributions to the 401(k) Plan during 2019. The Company’s matching contributions aggregated $2.0 million in 2019.
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
Employment and Consulting Agreements
On May 21, 2019, the Company entered into amended and restated employment agreements with each of Messrs. Reading, McAfee and McDowell. These agreements, which presently expire on December 31, 2021, provide for automatic two-year renewals as of the expiration of the current term. In 2018, the Company entered into an employment agreement with Mr. Reeve. Mr. Reeve’s agreement, which expires on February 28, 2022, provides for automatic two-year renewals as of the expiration of the current term. Each of the Employment Agreements may be terminated by the Company prior to the expiration of their respective terms for cause or without cause, and due to the death or disability of the Executive Officer, as well as by the Executive Officer for good reason or based a disability. In the event of (A) an involuntary termination by the Company without “cause” (as defined in each of the Employment Agreements) or (B) a voluntary termination by the Executive Officer for “good reason” (as defined in each of the Employment Agreements), the affected Executive Officer is entitled to receive (1) salary continuation for two years, based on his base compensation then in effect, (2) the greater of: (a) the bonus paid or payable to the Executive Officer with respect to the last fiscal year completed prior to such termination, or (b) the average of the bonuses paid to the Executive Officer over the last three fiscal years of employment ending with the last fiscal year prior to such termination, (3) the Executive Officer’s accrued but unused vacation days, (4) an immediate acceleration of vesting for all outstanding equity incentive awards, and (5) medical insurance benefits currently in effect for the twenty-four months following such termination. If an Employment Agreement is terminated based on a qualified disability (as described in the Employment Agreements), the terminated Executive Officer is entitled to receive a lump-sum payment equal to two times such Executive Officer’s base compensation then in effect, as well as an immediate acceleration of vesting for all outstanding equity incentive awards. If an Employment Agreement is terminated based on the death of an Executive Officer, the Executive Officers’ estate (or his heirs) will receive a lump-sum payment equal to such Executive Officers base compensation then in effect, and all outstanding equity incentive awards held by such Executive Officer shall immediately vest. Finally, in the event of a termination of employment in connection with a “change in control” (as defined in the Employment Agreements), Messrs. Reading, McAfee, McDowell and Reeve, as applicable, will be entitled to (A) a change of control benefit of $500,000 for each of Mr. Reading and Mr. McAfee and $283,333 for Mr. McDowell and Mr. Reeve, and (B) the immediate acceleration of vesting for all outstanding equity incentive awards held by such individual. The employment agreement also provides for certain non-competition and non-solicitation covenants that extend up to two years after termination of employment.
Messrs. Reading, McAfee, McDowell and Reeve’s employment agreements may each be terminated by the Company prior to the expiration of their term. See “Executive Compensation — Post Termination/Change-in-Control Benefits” below for a detailed discussion of the termination and change in control provisions contained in these agreements. Due to the current economic environment caused by the COVID-19 pandemic, on March 26, 2020, Messrs. Reading, McAfee, McDowell and Reeve’s employment agreements were amended to reduce the annual salaries provided to each of them. See “Executive Compensation — Compensation of Named Executive Officers” below for a detailed discussion of the adjusted annual salary figures.
We do not have any executive retention and severance arrangements or change in control agreements with our Named Executive Officers other than those described above.
Compensation of Named Executive Officers
Mr. Reading joined our Company in November 2003 as Chief Operating Officer and, effective November 1, 2004, was promoted to President and Chief Executive Officer. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. Reading’s annual base salary is subject to adjustment by the Compensation Committee. For the last three years, his annual base salary was $725,000 (during 2017), $740,000 (during 2018) and $770,000 (during 2019). Due to the current economic environment caused by the COVID-19 pandemic, Mr. Reading’s salary was adjusted to $480,000 effective as of March 26, 2020. During each of 2017, 2018 and 2019, Mr. Reading participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. Reading (i) was paid a cash bonus of $304,500 and was granted 20,240 shares of restricted stock for 2017, and (ii) was paid a cash bonus of $575,000 and was granted 20,451 shares of restricted stock for 2018. As previously disclosed, for 2019, Mr. Reading was paid a cash bonus of $524,397 on March 3, 2020 and was granted 14,380 shares of restricted stock on March 3, 2020.
Mr. McAfee joined our Company in September 2003 as Chief Financial Officer and, effective November 1, 2004, was promoted to Executive Vice President. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. McAfee’s annual base salary is subject to adjustment by the Compensation Committee. For the last three years, his annual base salary was $470,000 (during 2017), $480,000 (during 2018) and $500,000 (during 2019). Due to the current economic environment caused by the COVID-19 pandemic, Mr. McAfee’s salary was adjusted to $331,500 effective as of March 26, 2020. During each of 2017, 2018 and 2019, Mr. McAfee participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. McAfee (i) was paid a cash bonus of $197,400 and was granted 10,120 shares of restricted stock for 2017 and (ii) was paid a cash bonus of $370,800 and was granted 10,371 shares of restricted stock for 2018. As previously disclosed, for 2019, Mr. McAfee was paid a cash bonus of $332,622 on March 3, 2020 and was granted 6,796 shares of restricted stock on March 3, 2020.
Mr. McDowell joined our Company in October 2003 as Vice President of Operations overseeing the west region and, effective January 24, 2005, was promoted to Chief Operating Officer. He currently serves the Company as Chief Operating Officer — West. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. McDowell’s annual base salary is subject to adjustment by the Compensation Committee. For the last three years, his annual base salary was $470,000 (during 2017), $480,000 (during 2018) and $500,000 (during 2019). Due to the current economic environment caused by the COVID-19 pandemic, Mr. McDowell’s salary was adjusted to $331,500 effective as of March 26, 2020. During each of 2017, 2018 and 2019, Mr. McDowell participated in an executive incentive plan specific to such year that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. McDowell (i) was paid a cash bonus of $197,400 and was granted 10,120 shares of restricted stock for 2017, and (ii) was paid a cash bonus of $370,800 and was granted 10,371 shares of restricted stock for 2018. As previously disclosed, for 2019, Mr. McDowell was paid a cash bonus of $301,276 on March 3, 2020 and was granted 6,078 shares of restricted stock on March 3, 2020.
Mr. Reeve joined our Company in March 2018 as Chief Operating Officer — East, pursuant to an Employment Agreement dated as of January 2, 2018. Under his employment agreement with us (see “Employment and Consulting Agreements” above), Mr. Reeve’s annual base salary is subject to adjustment by the Compensation Committee. Mr. Reeve’s annual base salary was $450,000 at the start of his employment in 2018. Due to the current economic environment caused by the COVID-19 pandemic, Mr. Reeve’s salary was adjusted to $351,000 effective as of March 26, 2020. During 2018 and 2019, Mr. Reeve participated in an executive incentive plan that was approved by the Compensation Committee and filed with the SEC on Form 8-K. In accordance with such executive incentive plans, Mr. Reeve was paid a cash bonus of $347,000 and was granted 10,335 shares of restricted stock for 2018. In addition, pursuant to his Employment Agreement, Mr. Reeve was paid a signing bonus of $20,000 in 2018. As previously disclosed, for 2019, Mr. Reeve was paid a cash bonus of $321,785 on March 3, 2020 and was granted 7,014 shares of restricted stock on March 3, 2020.
Compensation Deductibility Policy
Under Section 162(m) of the Code and applicable Treasury regulations, no deduction is allowed for annual compensation in excess of $1 million paid by a publicly traded corporation to its chief executive officer and the four other most highly compensated officers.

Executive Compensation
Summary Compensation Table
The following table sets forth the compensation paid or accrued for services rendered in all capacities on behalf of the Company during 2019, 2018 and 2017 to Messrs. Reading, McAfee, McDowell and Reeve who are the Company’s only executive officers.
Summary Compensation Table For the Fiscal Years Ended December 31, 2019, 2018 and 2017
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation (2) ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation (3) ($)	Total ($)
Christopher J. Reading Chief Executive Officer	2019	768,846		1,556,370		524,397		2,322	2,851,935
	2018	739,423		2,010,639		575,000		2,322	3,327,384
	2017	720,458		1,450,658		304,500		1,242	2,476,858

Lawrance W. McAfee. Chief Financial Officer	2019	499,231		736,271		332,622		3,564	1,571,688
	2018	479,616		1,021,508		370,800		3,564	1,875,488
	2017	468,794		725,329		197,400		3,564	1,395,087

Glenn D. McDowell Chief Operating Officer - West	2019	499,231		659,890		301,276		3,564	1,463,961
	2018	479,616		1,021,508		370,800		3,564	1,875,488
	2017	467,616		725,329		197,400		3,564	1,393,909

Graham D. Reeve(4) Chief Operating Officer - East	2019	469,231		759,462		321,785		2322	1,552,800
	2018	479,616		1,017,503		347,000		908	1,845,026
1.
For 2019, stock awards were granted in accordance with the 2019 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 14,380 shares, Mr. McAfee was awarded 6,796 shares, Mr. McDowell was awarded 6,078 shares and Mr. Reeve was awarded 7,014 shares. For 2018, stock awards were granted in accordance with the 2018 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 20,451 shares, Messrs. McAfee and McDowell were awarded 10,371 shares each and Mr. Reeve was awarded 10,335 shares. For 2017, stock awards were granted in accordance with the 2017 Executive Incentive Plan as restricted stock under the terms of the Stock Incentive Plan as follows: Mr. Reading was awarded 20,240 shares and Messrs. McAfee and McDowell were awarded 10,120 shares each. Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 which amounted to a weighted average in the range of $108.23 to $108.57 per share for 2019, in the range of $98.30 to $98.50 per share for 2018 and $71.67 per share for 2017. Assumptions used in the calculation of these amounts are included in “Note 12 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 28, 2020.

2.
For 2019, the amounts represent the cash bonuses earned under the 2019 Executive Incentive Plan and paid in March 2020. For 2018, the amounts represent the cash bonuses earned under the 2018 Executive Incentive Plan and paid in March 2019. For 2017, the amounts represent the cash bonuses earned under the 2017 Executive Incentive Plan and paid in March 2018. See “Compensation Discussion and Analysis — Annual Cash Incentive Compensation” herein for further details.

3.	Represents the value of life insurance premiums for life insurance coverage provided to the Named Executive Officers.
4.	Graham D. Reeve was appointed as Chief Operating Officer — East effective March 5, 2018.

Grants of Plan-Based Awards
The following table sets forth the grants of plan-based awards during 2019 to the Named Executive Officers:
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1) :			Estimated Possible Payouts Under Equity Incentive Plan Awards(1) :			Grant Date Fair Value of Stock Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher J. Reading	3/4/2019	$—	$962,500	$962,500	—	17,600	17,600	$1,958,176
Lawrance W. McAfee	3/4/2019	$—	$625,000	$625,000	—	8,800	8,800	$979,088
Glenn D. McDowell	3/4/2019	$—	$625,000	$625,000	—	8,800	8,800	$979,088
Graham D. Reeve	3/4/2019	$—	$587,500	$587,500	—	8,800	8,800	$979,088
1.
Possible payments and equity grants under the 2019 Executive Incentive Plan. See the Summary Compensation Table above for actual amounts earned for 2019. The cash earned was paid on March 11, 2020 and the shares of restricted common stock were granted on March 3, 2020.

2.
Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718 which amounted to a weighted average of $111.26 per share. See “Note 12 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 28, 2020 for a description of the valuations and a description of the equity plans.

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
Outstanding Equity Awards at Fiscal Year-End
The following table shows outstanding awards of shares of restricted common stock that have not vested as of December 31, 2019 for each Named Executive Officer. The table does not include the grants of restricted stock made in 2020. There are no outstanding stock option awards for the Named Executive Officers as of December 31, 2019.
	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Christopher J. Reading	34,541(2)	$3,949,763
Lawrance W. McAfee	17,398(3)	$1,989,461
Glenn D. McDowell	17,398(3)	$1,989,461
Graham D. Reeve	12,687(4)	$1,450,758
1.	Calculated based on the closing market price of our common stock on December 31, 2019 of $114.35 per share.
2.	The restrictions on these shares of common stock granted as restricted stock lapsed or will lapse as follows:
1/1/2020	4,984	1/1/2021	3,578	1/1/2022	2,543	1/1/2023	1,281
4/1/2020	3,564	4/1/2021	2,543	4/1/2022	1,278
7/1/2020	3,564	7/1/2021	2,543	7/1/2022	1,278
10/1/2020	3,564	10/1/2021	2,543	10/1/2022	1,278

3.	The restrictions on these shares of common stock granted as restricted stock lapsed or will lapse as follows:
1/1/2020	2,500	1/1/2021	1,805	1/1/2022	1,288	1/1/2023	651
4/1/2020	1,790	4/1/2021	1,280	4/1/2022	648
7/1/2020	1,790	7/1/2021	1,280	7/1/2022	648
10/1/2020	1,790	10/1/2021	1,280	10/1/2022	648
4.	The restrictions on these shares of common stock granted as restricted stock lapsed or will lapse as follows:
1/1/2020	1,121	1/1/2021	1,121	1/1/2022	1,124	1/1/2023	660
4/1/2020	1,121	4/1/2021	1,121	4/1/2022	645
7/1/2020	1,121	7/1/2021	1,121	7/1/2022	645
10/1/2020	1,121	10/1/2021	1,121	10/1/2022	645
Stock Vested Table
The following table shows the number of shares of our common stock acquired by the Named Executive Officers during 2019 upon the “vesting” of restricted stock (“vesting” refers to lapsing of restrictions). As of December 31, 2019, there were no outstanding stock options for the Named Executive Officers.
	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on Vesting
Christopher J. Reading	21,158	$2,420,204
Lawrance W. McAfee	10,602	$1,212,865
Glenn D. McDowell	10,602	$1,212,865
Graham Reeve	3,839	$438,995
The value realized on vesting is computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date. The closing price of the stock is used as the market value.
Post Termination/Change-in-Control Benefits
Each of the Employment Agreements of the Named Executive Officers may be terminated by the Company prior to the expiration of their respective terms for cause or without cause, and due to the death or disability of the Executive Officer, as well as by the Executive Officer for good reason or based a disability. In the event of (A) an involuntary termination by the Company without “cause” (as defined in each of the Employment Agreements) or (B) a voluntary termination by the Executive Officer for “good reason” (as defined in each of the Employment Agreements), the affected Executive Officer is entitled to receive (1) salary continuation for two years, based on his base compensation then in effect, (2) the greater of: (a) the bonus paid or payable to the Executive Officer with respect to the last fiscal year completed prior to such termination, or (b) the average of the bonuses paid to the Executive Officer over the last three fiscal years of employment ending with the last fiscal year prior to such termination, (3) the Executive Officer’s accrued but unused vacation days, (4) an immediate acceleration of vesting for all outstanding equity incentive awards, and (5) medical insurance benefits currently in effect for the twenty-four months following such termination. If an Employment Agreement is terminated based on a qualified disability (as described in the Employment Agreements), the terminated Executive Officer is entitled to receive a lump-sum payment equal to two times such Executive Officer’s base compensation then in effect, as well as an immediate acceleration of vesting for all outstanding equity incentive awards. If an Employment Agreement is terminated based on the death of an Executive Officer, the Executive Officers’ estate (or his heirs) will receive a lump-sum payment equal to such Executive Officers base compensation then in effect, and all outstanding equity incentive awards held by such Executive Officer shall immediately vest. Finally, in the event of a termination of employment in connection with a “change in control” (as defined in the Employment Agreements), Messrs. Reading, McAfee, McDowell and Reeve, as applicable, will be entitled to (A) a change of control benefit of $500,000 for Mr. Reading and Mr. McAfee and $283,333 for Mr. McDowell and Mr. Reeve, and (B) the immediate acceleration of vesting for all outstanding equity incentive awards held by them.

The amount of compensation payable to each Named Executive Officer under the agreements is detailed in the tables below:
Christopher Reading
President and Chief Executive Officer
Executive Benefits and Payments Upon Termination(1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control
Compensation
Severance(2)	$—	$1,540,000	$1,540,000	$1,540,000
Annual Cash Incentive(3)	—	524,397	524,397	524,397
Change of Control Benefit(4)	—	—	—	500,000
Restricted Stock (Unvested and (Accelerated)(5)	—	3,949,763	3,949,763	3,949,763
Benefits and Perquisities
Health and Dental Coverage(6)	—	25,457	25,457	25,457
Total	$—	$6,039,618	$6,039,617	$6,539,617
Lawrance McAfee
Executive Vice President and Chief Financial Officer
Executive Benefits and Payments Upon Termination(1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control
Compensation
Severance(2)	$—	$1,000,000	$1,000,000	$1,000,000
Annual Cash Incentive(3)	—	332,622	332,622	332,622
Change of Control Benefit(4)	—	—	—	500,000
Restricted Stock (Unvested and (Accelerated)(5)	—	1,989,461	1,989,461	1,989,461
Benefits and Perquisities
Health and Dental Coverage(6)	—	17,239	17,239	17,239
Total	$—	$3,339,322	$3,339,322	$3,839,322
Glenn McDowell
Chief Operating Officer
Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control
Compensation
Severance(2)	$—	$1,000,000	$1,000,000	$1,000,000
Annual Cash Incentive(3)	—	301,276	301,276	301,276
Change of Control Benefit(4)	—	—	—	283,333
Restricted Stock (Unvested and (Accelerated)(5)	—	1,989,461	1,989,461	1,989,461
Benefits and Perquisities
Health and Dental Coverage(6)	—	20,047	20,047	20,047
Total	$—	$3,310,784	$3,310,784	$3,594,117

Graham Reeve
Chief Operating Officer
Executive Benefits and Payments Upon Termination(1)	Voluntary Termination or For Cause	Without Cause	Executive Resigns For Good Reason	In Conjunction with a Change In Control
Compensation
Severance(2)	$—	$940,000	$940,000	$940,000
Annual Cash Incentive(3)	—	334,393	334,393	334,393
Change of Control Benefit(4)	—	—	—	283,333
Restricted Stock (Unvested and (Accelerated)(5)	—	1,298,514	1,298,514	1,298,514
Benefits and Perquisities
Health and Dental Coverage(6)	—	20,047	20,047	20,047
Total	$—	$2,592,954	$2,592,954	$2,876,287
1.
For purposes of this analysis, we assumed the price per share of our common stock on the date of termination is $114.35 (the closing price on December 31, 2019) and that the executive’s base salary (as in effect at December 31, 2019) is as follows: Mr. Reading — $770,000; Mr. McAfee — $500,000; Mr. McDowell — $500,000; and Graham Reeve — $470,000.

2.	Severance is calculated using two times the base salary as in effect at January 1, 2019 as noted in footnote 1 above.
3.
Annual cash incentive is based on the greater of (i) the bonus paid or payable to the executive with respect to last fiscal year of the Company completed prior to termination or (ii) the average of the bonuses paid to the executive over the three fiscal years of the Company ending with the last fiscal year completed prior to the termination.

4.	Based on amounts stipulated in the respective employment agreements. To be paid, there must be a Change of Control and Termination Event as described in each respective agreement.
5.
Pursuant to the Restricted Stock Agreement (entered into prior to January 1, 2020) for each executive, all restrictions and conditions on shares of restricted stock will be deemed satisfied and shares will be fully vested upon a “Change in Control”. With respect to Restricted Stock Agreements for each executive that was entered into during 2020, all restrictions and conditions on shares of restricted stock awarded under such agreements will be deemed satisfied and shares will be fully vested upon a Termination Event in connection with a “Change in Control” (i.e., a “double — trigger” benefit). Shares of restricted stock pursuant to agreements entered into during 2020 are not included as the restricted stock was not outstanding as of December 31, 2019.

6.
Calculated for the remaining term of the agreement which expires on December 31, 2019 for Messrs. Reading, McAfee and McDowell and on December 31, 2020 for Mr. Reeve. In the event of a “Change in Control”, the remaining term of the agreements is one year from such event.

Pay Ratio
The Company analyzed the annual total compensation for all its employees and the employees of its consolidated subsidiaries, other than our CEO, in order to identify the employee with the median annual total compensation. In making this determination, the Company examined only payroll records of individuals who were employed by the Company or one of its consolidated subsidiaries on December 31, 2019. No cost of living adjustments were made to any such employee's compensation, but the Company did annualize the compensation of individuals who commenced employment after January 1, 2019. After the median compensated employee was identified, that employee's annual total compensation for fiscal year 2019 was determined in the same manner as if such individual was a named executive officer for 2019 whose compensation was required to be determined in accordance with SEC rules and reported in our “Summary Compensation Table” on page 17 Based on the foregoing, the annual total compensation of such employee, as determined in accordance with SEC rules, was $28,802. As provided in our Summary Compensation Table, the annual total compensation for our CEO for the 2019 fiscal year was $2,851,935, which was 99.0:1 times the annual total compensation of our median compensated employee for the 2019 fiscal year.
The above figures were reported in accordance with SEC rules. However, the Company believes that a more accurate disclosure would exclude “on — call” employees who have no set work schedule and work only on an as—needed basis, which may be a few times a year. If these “on — call” employees were excluded from the determination of our median compensated employee for the 2019 fiscal year, the annual total compensation of our median compensated employee would be $34,130 resulting in a ratio of the annual total compensation of our CEO to such employee of 83.5:1.
Because a significant amount of our CEO’s compensation for 2019 was in the form of equity compensation, and only a very small number of our employees receive equity compensation, we believe it is helpful to our stockholders to see how the above ratios are impacted by excluding equity compensation. Excluding equity compensation, the annual total compensation of our median compensated employee remains unchanged and the annual total compensation for our Chief Executive Officer would be $1,295,565, resulting in a ratio of 45.0:1 if “on — call” employees are included and a ratio of 38.0:1 if “on — call” employees are not included.

Director Compensation Table
The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors who are not Named Executive Officers during the fiscal year ended December 31, 2019.
Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-equity incentive plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other compensation(3)	Total
Mark J. Brookner.	$56,250	$184,752	$—	$—	$—	$—	$241,002
Harry S. Chapman.	$75,500	$184,752	$—	$—	$—	$—	$260,252
Dr. Bernard A. Harris, Jr.	$62,500	$184,752	$—	$—	$—	$—	$247,252
Kathleen Gilmartin.	$50,000	$184,752	$—	$—	$—	$—	$234,752
Edward L. Kuntz	$75,500	$184,752	$—	$—	$—	$—	$260,252
Jerald L. Pullins.	$120,000	$184,752	$—	$—	$—	$—	$304,752
Reginald E. Swanson(3)	$—	$184,752	$—	$—	$—	$110,864	$295,616
Clayton K. Trier.	$80,500	$184,752	$—	$—	$—	$—	$265,252
(1)	Includes Retainer Fees, Chairman Fees and Meeting Fees.
(2)
Stock awards were granted as restricted stock under the terms of the Company’s Amended and Restated 2003 Stock Incentive Plan (“Stock Incentive Plan”). The restrictions lapsed as to 400 shares on each of July 1, 2019, October 1, 2019, January 1, 2020 and April 1, 2020. Amounts shown are the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, which amounted to $115.47 per share. Assumptions used in the calculation of these amounts are included in “Note 12 — Equity Based Plans” of the Notes to the Consolidated our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

(3)
Other compensation represents salary and car allowance received by Mr. Swanson in his role as an employee of STAR Physical Therapy, LP, a subsidiary of the Company. During 2019, Mr. Swanson also received a stock award as detailed in Footnote 2 above. Effective January 31, 2020, Mr. Swanson was no longer an employee of STAR Physical Therapy, LP.

Compensation of Directors
During 2019, each of our non-employee directors received a quarterly retainer fee (“Retainer Fee”) for serving as a member of our Board of Directors. The Retainer Fee was $11,250 for each of the four quarters of 2019. In addition, non-employee directors are paid $1,250 for each committee meeting attended in person or telephonically (hereinafter referred to as “Meeting Fees”). In addition to the Retainer Fee, the Chairman of our Board of Directors, who is also the Chairman of our Governance and Nominating Committee, is paid an annual fee of $55,000, the Chairman of the Audit Committee is paid an annual fee of $23,000, the Chairman of the Compensation Committee is paid an annual fee of $18,000, and the Chairman of the Compliance Committee is paid an annual fee of $18,000 (hereinafter all referred to as “Chairman Fees”). Due to the current economic environment caused by the COVID-19 pandemic, effective as of April 1, 2020, the Retainer Fees, Meeting Fees and Chairman Fees were reduced by fifty percent. Directors are also reimbursed for their out-of-pocket travel and related expenses incurred in attending Board and committee meetings. Mr. Reading and Mr. McAfee, who are also our employees, are not compensated separately for serving on our Board. Mr. Swanson, whose employment with the Company ended on January 31, 2020, became eligible for the Retainer Fee as of February 1, 2020. In addition, in May 2019, each of the non-employee directors who were elected at the 2019 annual meeting, and Mr. Swanson, received a grant of 1,600 shares of restricted stock, under the terms of the Stock Incentive Plan. The restrictions on 400 shares lapsed on each of July 1, 2019, October 1, 2019, January 1, 2020 and April 1, 2020.

COMPENSATION COMMITTEE REPORT
The Compensation Committee was composed of three independent directors during 2019. It acts under a written charter adopted by the Board. The primary function of the Compensation Committee is to determine the compensation for our executive officers, administer incentive stock plans and recommend to the Board the compensation to be paid to our non-employee directors. The committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth herein. Based on its review, the related discussions and such other matters deemed relevant and appropriate by the committee, the committee has recommended to the Board that the Compensation Discussion and Analysis be included herein and in the Company’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders.
Respectfully submitted,

The Compensation Committee
Harry S. Chapman, Chairman
Jerald L. Pullins
Edward L. Kuntz
Compensation Committee Interlocks and Insider Participation
The current members of the Compensation Committee are Messrs. Chapman (Chairman), Pullins and Kuntz (and Messrs. Chapman (Chairman), Kuntz and Gilmartin effective as of the retirement of Mr. Pullins on May 18, 2020). None of the members of the Compensation Committee (including those members effective as of May 18, 2020) is or has been an officer or employee of the Company or any of its subsidiaries and none of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had an executive officer who served as a member of our Board of Directors or Compensation Committee during 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Stock Owned by Directors and Executive Officers
The following table shows the number and percentage of shares of our common stock beneficially owned by our directors, Named Executive Officers (as defined under “Compensation Discussion and Analysis”) and all directors and executive officers as a group as of April 12, 2020. Each person has sole voting and investment power for the shares shown below unless otherwise indicated.
Name of Beneficial Owner	Number of Shares Owned(1)	Percent of Common Stock Outstanding
Directors:
Jerald L. Pullins Chairman of the Board (will not stand for reelection)	15,851	0.1%
Christopher J. Reading President, Chief Executive Officer and Director	76,438(2)	0.6%
Lawrance W. McAfee Executive Vice President, Chief Financial Officer and Director	23,524(3)	0.2%
Mark J. Brookner	21,850	0.2%
Harry S. Chapman	39,400	0.3%
Kathleen A. Gilmartin	4,600	0.0%
Dr. Bernard A. Harris, Jr.	26,022	0.2%
Edward L. Kuntz	5,600	0.0%
Reginald E. Swanson	10,196(4)	0.1%
Clayton K. Trier	9,350	0.1%
Non-Director Executive Officers:
Glenn D. McDowell Chief Operating Officer — West	25,976(5)	0.2%
Graham D. Reeve Chief Operating Officer — East	23,540(6)	0.2%
All directors and executive officers as a group (12 persons)	282,347	2.2%
(1)	There are no outstanding stock options.
(2)	Includes 39,475 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:
		1/1/2021	4,476	1/1/2022	3,441	1/1/2023	2,179
		4/1/2021	3,441	4/1/2022	2,176	4/1/2023	898
7/1/2020	4,462	7/1/2021	3,441	7/1/2022	2,176	7/1/2023	898
10/1/2020	4,462	10/1/2021	3,441	10/1/2022	2,176	10/1/2023	898
						1/1/2024	910
(3)	Includes 19,480 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:
		1/1/2021	2,229	1/1/2022	1,712	1/1/2023	1,075
		4/1/2021	1,704	4/1/2022	1,072	4/1/2023	424
7/1/2020	2,214	7/1/2021	1,704	7/1/2022	1,072	7/1/2023	424
10/1/2020	2,214	10/1/2021	1,704	10/1/2022	1,072	10/1/2023	424
						1/1/2024	436
(4)	6,596 of these shares of our common stock are held by the Regg E. Swanson Revocable Trust of which Mr. Swanson is the trustee and beneficiary.
(5)	Includes 18,807 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:
		1/1/2021	2,184	1/1/2022	1,667	1/1/2023	1,030
		4/1/2021	1,659	4/1/2022	1,027	4/1/2023	379
7/1/2020	2,169	7/1/2021	1,659	7/1/2022	1,027	7/1/2023	379
10/1/2020	2,169	10/1/2021	1,659	10/1/2022	1,027	10/1/2023	379
						1/1/2024	393

(6)	Includes 17,021 shares of common stock granted as restricted stock in which the restrictions will lapse as follows:
		1/1/2021	1,559	1/1/2022	1,562	1/1/2023	1,098
		4/1/2021	1,559	4/1/2022	1,083	4/1/2023	438
7/1/2020	1,559	7/1/2021	1,559	7/1/2022	1,083	7/1/2023	438
10/1/2020	1,559	10/1/2021	1,559	10/1/2022	1,083	10/1/2023	438
						1/1/2024	444
Stock Owned by Certain Beneficial Holders
The table below shows the ownership of shares of common stock by persons known to us to beneficially own more than 5% of our common stock. The information is based on the most recent statements filed with the SEC on Schedule 13G, submitted to us by those persons.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,159,684(1)	16.8%

Kayne Anderson Rudnick Investment Management LLC 1800 Avenue of the Stars, 2nd floor Los Angeles, CA 90067	1,145,900(2)	8.9%

T. Rowe Price Associates, Inc. 100 East Pratt St. Baltimore, MD 21202	996,930(3)	7.8%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	894,688(4)	7.0%

Neuberger Berman Group LLC 1290 Avenue of the Americas New York, NY 10104	731,081(5)	5.7%
(1)
BlackRock, Inc. has sole voting power over 2,096,946 of the shares and sole dispositive power over 2,159,684 of the shares as disclosed in a Schedule 13G/A filed on February 4, 2020. Various persons associated with BlackRock, Inc. have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the company. The interest of one such person, iShares Core S&P Small-Cap ETF, is more than five percent of the total outstanding common stock.

(2)
Kayne Anderson Rudnick Investment Management LLC has sole voting power over 267,909 of the shares, shared voting power over 1,145,900 of the shares (shared with Virtus Investment Advisors), sole dispositive power of 267,909 of the shares and shared dispositive power of 1,145,900 of the shares (shared with Virtus Investment Advisors) as disclosed in a Schedule 13G/A filed on February 13, 2020. Virtus Equity Trust (on behalf of Virtus KAR Small Cap Growth Fund) is deemed to share voting power over 1,125,000 of the shares. Kayne Anderson Rudnick Investment Management, LLC (an investment adviser registered under the Investment Advisers Act of 1940), and Virtus Investment Advisers, Inc. (an investment adviser registered under the Investment Advisers Act of 1940) and Virtus Equity Trust (on behalf of Virtus KAR Small-cap Growth Fund), a Delaware statutory trust, jointly filed the statement on Schedule 13G. With respect to securities owned by Kayne Anderson Rudnick Investment Management LLC and Virtus Investment Advisors, only the custodian for such investment company, has the right to receive dividends paid with respect to, and proceeds from sale of, such securities. No other person is known to have such right, except that the shareholders of such investment companies participate proportionately in any dividends or distributions paid.

(3)
T. Rowe Price Associates, Inc. (“Price Associates”) has sole voting power over 239,421 of the shares and sole dispositive power over 996,930 of the shares as disclosed in a Schedule 13G/A filed on February 14, 2020 (“T. Rowe Filing”). Price Associates does not serve as custodian of the assets of any of its clients accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser (“T. Rowe Price Funds”). Except as noted in the T. Rowe Filing with one of the registered investment companies sponsored by Price Associates for which it also serves as investment advisor, not more that 5% of the common stock of the Company is owned by any one client subject to the investment advice of Price Associates. With the respect to the common stock of the Company owned by any one of the T. Rowe Price Funds, only the custodian for each of such Funds, has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. No other person is known to have such right, except the shareholders of each such Fund participate proportionately in any dividends and distributions so paid.

(4)
The Vanguard Group, Inc (“Vanguard”) has sole voting power over 26,272 of the shares, shared voting power over 3,242 of the shares, sole dispositive power of 866,552 of the shares and shared dispositive power of 28,136 of the shares as disclosed in a Schedule 13G/A filed on February 12, 2020. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 24,894 shares as a result of Vanguard serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 4,620 shares as a result of Vanguard serving as investment manager of Australian investment offerings.

(5)
Neuberger Berman Group LLC (“NB Group”) and Neuberger Berman Investment Advisers LLC (“NB Advisers”) have shared voting power over 725,081 of the shares and shared dispositive power over 731,081 shares as disclosed in a Schedule 13G/A filed on February 13, 2020. Neuberger Berman Equity Funds and Neuberger Berman Genesis Fund are both deemed to share voting power over 512,166 of the shares. NB Group and its affiliates may be deemed to be beneficial owners of securities for purposes of Exchange Act Rule 13d-3 because they or certain affiliated persons have shared power to retain, dispose of or vote the securities of unrelated clients. NB Group or its affiliated persons do not, however, have any economic interest in the securities of those clients. The clients have the sole right to receive and the power to direct the receipt of dividends from or proceeds from the sale of such securities. No one client has an interest of more than five percent of the issuer.

With regard to the shared voting power of the 725,081 shares, NB Group may be deemed to be the beneficial owner for purposes of Rule 13d-3 because certain affiliated persons have shared power to retain, dispose of and vote the securities. In addition to the holdings of individual advisory clients, NB Advisers serves as investment manager of NB Group’s various registered mutual funds which hold such shares. The holdings belonging to clients of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman LLC and NB Advisers are also aggregated to comprise the holdings referenced herein. In addition to the shares, Neuberger entities also have shared power to dispose of the shares which includes shares from individual client accounts over which NB Advisers have shared power to dispose but do not have voting power over these shares. The holdings of Neuberger Berman Trust Co N.A., Neuberger Berman Trust Co of Delaware N.A., NB Alternatives Advisers LLC, Neuberger Berman LLC and NB Advisers are also aggregated to comprise the holdings referenced herein.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2019:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in 1st Column
Equity Compensation Plans Approved by Stockholders(1)	—	$ —	309,480
1.
The Stock Incentive Plan permits us to grant stock-based compensation to employees, consultants and outside directors of the Company. The 1999 Stock Option Plan permits us to grant stock-based compensation to employees and non-employee directors. For further descriptions of the Stock Incentive Plan and the 1999 Stock Option Plan, see “Note 12 — Equity Based Plans” of the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 28, 2020.

All current Equity Compensation Plans have been approved by stockholders.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Policies and Procedures for Related-Party Transactions
The charter of the Audit Committee requires that the Audit Committee review and approve all insider and affiliated party transactions. There were no such transactions during 2019.
Employment Agreements
We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see “Compensation Discussion and Analysis — Employment and Consulting Agreements.”
Director Independence
The Board has affirmatively determined Messrs. Brookner, Chapman, Harris, Kuntz, Pullins and Trier and Ms. Gilmartin have no relationship with the Company or its subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and are independent, as defined in the NYSE listing standards. Specifically, the Board determined that the foregoing seven directors are “independent” as defined in the NYSE listing standards, and that the directors comprising the Company’s Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Exchange Act and the directors comprising the Compensation Committee are “independent” as defined in Rule 10C-1 under the Exchange Act.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit and Audit-Related Fees
The following table sets forth the fees billed for services performed by Grant Thornton LLP for fiscal years 2019 and 2018:
	2019	2018
Audit Fees	$600,524	$455,715
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$600,524	$455,715
“Audit Fees” include fees and expenses for professional services rendered in connection with the audit of our financial statements and internal controls over financial reporting for the fiscal year as well as reviews of our interim financial statements included in our quarterly reports on Form 10-Q. The Audit Committee is authorized to delegate to one or more of its members the authority to pre-approve any defined audit and permitted non-audit services to be provided by the independent auditors, and related fees and other terms of engagement on these matters, provided that each pre-approval decision is presented to the full Audit Committee at its next scheduled meeting. In 2019 and 2018, 100% of the audit-related services were pre-approved under authority within certain limits granted by the committee to its chairman pursuant to these pre-approval procedures. Grant Thornton LLP has not provided any tax or other non-audit services to the Company.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The exhibits listed in List of Exhibits on the next page are filed or incorporated by reference as part of this report.
EXHIBIT INDEX
LIST OF EXHIBITS
Number	Description
3.1	Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.2	Amendment to the Articles of Incorporation of the Company [filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference].

3.3	Bylaws of the Company, as amended [filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference — Commission File Number — 1-11151].

4.1*	Description of Company Securities [incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.]
https://www.sec.gov/Archives/edgar/data/885978/000114036120004374/hc10009190x1_ex4-1.htm

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

10.19+
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
10.22+
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

10.31+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.32+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.33+	Objective Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.34+	Discretionary Cash/RSA Bonus Plan for Senior Management [incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.35+
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

Number	Description
10.36+
Third Amended and Restated Employment Agreement by and between the Company and Lawrance W. McAfee dated effective May 21, 2019 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.37+
Second Amended and Restated Employment Agreement by and between the Company and Glenn D. McDowell dated effective May 21, 2019 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.38+
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.39+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

10.40+
Amendment to employment agreement by and between the Company and Christopher Reading entered into March 26, 2020 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020] https://www.sec.gov/Archives/edgar/data/885978/000114036120007017/0001140361-20-007017-index.htm

10.41+
Amendment to employment agreement by and between the Company and Lawrance McAfee entered into March 26, 2020 [incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020] https://www.sec.gov/Archives/edgar/data/885978/000114036120007017/ex10_2.htm

10.42+
Amendment to employment agreement by and between the Company and Glenn McDowell entered into March 26, 2020 [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020] https://www.sec.gov/Archives/edgar/data/885978/000114036120007017/ex10_3.htm

10.43+
Amendment to employment agreement by and between the Company and Graham Reeve entered into March 26, 2020 [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020] https://www.sec.gov/Archives/edgar/data/885978/000114036120007017/ex10_4.htm

21.1	Subsidiaries of the Registrant [incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020]

23.1
Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP [incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020]

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3
Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended [incorporated by reference to Exhibit 31.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020]

Number	Description
32.1
Certification of Periodic Report of the Chief Executive Officer, Chief Financial Officer and Controller pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2020]

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
Date: April 29, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.
/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2020
Chris J. Reading

/s/ Lawrance W. McAfee	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020
Lawrance W. McAfee

/s/ Jerald L. Pullins	Chairman of the Board	April 29, 2020
Jerald L. Pullins

/s/ Mark J. Brookner	Director	April 29, 2020
Mark J. Brookner

/s/ Harry S. Chapman	Director	April 29, 2020
Harry S. Chapman

/s/ Bernard A. Harris	Director	April 29, 2020
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	April 29, 2020
Kathleen A. Gilmartin

/s/ Edward L. Kuntz	Director	April 29, 2020
Edward L. Kuntz

/s/ Reginald E. Swanson	Director	April 29, 2020
Reginald E. Swanson

/s/ Clayton K. Trier	Director	April 29, 2020
Clayton K. Trier