Form 10-Q
period 2020-03-31
U S PHYSICAL THERAPY INC /NV
filed 2020-05-21
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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

As of May 21, 2020, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,843,896.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. (the “Company”) on April 16, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”), originally due on May 11, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. In particular, due to the government imposed restrictions in many of the areas that the Company operates including its corporate offices, COVID-19 caused disruptions to the Company and limited access to its facilities resulting in limited support from its staff. These restrictions in turn slowed the completion of the Company’s internal quarterly review, including evaluating the various impacts of COVID-19 on its financial statements, and to prepare and complete in a timely manner the Report.  The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Report.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$89,551	$23,548
Patient accounts receivable, less allowance for doubtful accounts of $2,557 and $2,698, respectively	42,649	46,228
Accounts receivable - other	11,650	9,823
Other current assets	4,822	5,787
Total current assets	148,672	85,386
Fixed assets:
Furniture and equipment	56,873	54,942
Leasehold improvements	32,873	33,247
Fixed assets, gross	89,746	88,189
Less accumulated depreciation and amortization	66,764	66,099
Fixed assets, net	22,982	22,090
Operating lease right-of-use assets	83,619	81,586
Goodwill	330,769	317,676
Other identifiable intangible assets, net	55,648	52,588
Other assets	1,563	1,519
Total assets	$643,253	$560,845

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$2,950	$2,494
Accrued expenses	40,645	30,855
Current portion of operating lease liabilities	26,826	26,486
Current portion of notes payable	728	728
Total current liabilities	71,149	60,563
Notes payable, net of current portion	4,602	4,361
Revolving line of credit	114,000	46,000
Deferred taxes	7,743	10,071
Operating lease liabilities, net of current portion	62,577	60,258
Other long-term liabilities	380	141
Total liabilities	260,451	181,394

Redeemable non-controlling interests - temporary equity	140,498	137,750

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,058,804 and 14,989,337 shares issued, respectively	151	150
Additional paid-in capital	89,756	87,383
Retained earnings	182,785	184,352
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	241,064	240,257
Non-controlling interests- permanent equity	1,240	1,444
Total USPH shareholders’ equity and non-controlling interests	242,304	241,701
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$643,253	$560,845

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net patient revenues	$100,126	$106,650
Other revenues	12,591	9,581
Net revenues	112,717	116,231
Operating costs:
Salaries and related costs	69,004	66,267
Rent, supplies, contract labor and other	22,909	22,044
Provision for doubtful accounts	1,361	1,206
Closure costs - lease and other	1,893	(4)
Closure costs - write-off of goodwill	1,859	-
Total operating costs	97,026	89,513

Gross profit	15,691	26,718

Corporate office costs	11,677	11,293
Operating income	4,014	15,425

Interest and other income, net	43	16
Interest expense - debt and other	(427)	(358)

Income before taxes	3,630	15,083

Provision for income taxes	292	2,708

Net income	3,338	12,375

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(526)	(1,537)
Redeemable non-controlling interests - temporary equity	(1,796)	(2,395)
	(2,322)	(3,932)

Net income attributable to USPH shareholders	$1,016	$8,443

Basic and diluted earnings per share attributable to USPH shareholders	$0.20	$0.39

Shares used in computation - basic and diluted	12,796	12,707

Dividends declared per common share	$0.32	$0.27

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net income including non-controlling interests	$3,338	$12,375
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,607	2,400
Provision for doubtful accounts	1,361	1,206
Equity-based awards compensation expense	1,886	1,728
Deferred income taxes	(1,369)	2,118
Write-off of goodwill - closed clinics	1,859	-
Other	129	12
Changes in operating assets and liabilities:
(Decrease) Increase in patient accounts receivable	3,209	(4,898)
Increase in accounts receivable - other	(1,752)	(495)
Increase (Decrease) in other assets	2,846	(894)
Increase in accounts payable and accrued expenses	2,027	274
Increase (Decrease) in other liabilities	239	(263)
Net cash provided by operating activities	16,380	13,563

INVESTING ACTIVITIES
Purchase of fixed assets	(2,754)	(2,497)
Purchase of majority interest in businesses, net of cash acquired	(11,633)	-
Purchase of redeemable non-controlling interest, temporary equity	(1,852)	(2,053)
Purchase of non-controlling interest, permanent equity	-	(139)
Proceeds on sale of fixed assets	316	59
Net cash used in investing activities	(15,923)	(4,630)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(2,341)	(2,576)
Proceeds from revolving line of credit	88,000	19,000
Payments on revolving line of credit	(20,000)	(28,000)
Principal payments on notes payable	(114)	(482)
Other	1	(5)
Net cash provided by (used in) financing activities	65,546	(12,063)

Net increase in cash and cash equivalents	66,003	(3,130)
Cash and cash equivalents - beginning of period	23,548	23,368
Cash and cash equivalents - end of period	$89,551	$20,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$242	$313
Interest	$349	$343
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$300	$-
Purchase of non-controlling interest - payable	$-	$228

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended March 31, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	70	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	1,570	-	-	1,570	-	1,570
Compensation expense - equity-based awards	-	-	1,886	-	-	-	1,886	-	1,886
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	487	-	-	-	487	-	487
Dividends payable to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(730)	(730)
Other	-	-	-	(43)	-	-	(43)	-	(43)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	526	526
Net income attributable to USPH shareholders	-	-	-	1,016	-	-	1,016	-	1,016
Balance March 31, 2020	15,059	$151	$89,756	$182,785	(2,215)	$(31,628)	$241,064	$1,240	$242,304

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended March 31, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Revaluation of redeemable non-controlling interest, net of tax	77	-	-	(3,437)	-	-	(3,437)	-	(3,437)
Compensation expense - equity-based awards	-	-	1,728	-	-	-	1,728	-	1,728
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(8)	(105)
Dividends payable to USPT shareholders	-	-	-	(3,445)	-	-	(3,445)	-	(3,445)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,054)	(1,054)
Other	-	-	-	(5)	-	-	(5)	-	(5)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	1,537	1,537
Net income attributable to USPH shareholders	-	-	-	8,443	-	-	8,443	-	8,443
Balance March 31, 2019	14,976	$149	$82,295	$168,952	(2,215)	$(31,628)	$219,768	$1,405	$221,173

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

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

As of March 31, 2020, the Company operated 567 clinics in 39 states, as well as the industrial injury prevention business.  As of May 21, 2020, the Company operates 555 clinics of which 34 are not currently seeing patients.  The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 30 third-party facilities under management as of March 31, 2020.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020 (“2019 Annual Report”).

The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results the Company expects for the entire year.

The Company included the following Risk Factor which should be read in conjunction with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

We are subject to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (“COVID-19”).

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. Since February, the continued spread has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.

COVID-19 is having, and will continue to have, an adverse impact on our operations and supply chains, including an increase in cancellations of physical therapy patient appointments and a decline in the scheduling of new or additional patient appointments.  Due to these impacts and measures, we have experienced, and will continue to experience, significant and unpredictable reductions and cancellations of our patient visits.

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests)

As described in Note 5, the redeemable non-controlling interests in our partnerships are held by our partners.  Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause the Company to purchase their redeemable non-controlling interests.  Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on the Company’s capital structure.
See “Subsequent Events” in Note 1 for further discussion.

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for purchased software from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years. The Company did not note an impairment to long-lived assets.

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

The fair value of goodwill and other identifiable intangible assets with indefinite lives are tested for impairment annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. The Company evaluates goodwill for impairment on at least an annual basis (normally in its third quarter) by comparing the fair value of its reporting units to the carrying value of each reporting unit including related goodwill. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test or when other triggering events are identified. The Company operates a one segment business which is made up of various clinics within partnerships. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2019, there were six regions.  In addition to the six regions, in 2019, the impairment test included a separate analysis for the industrial injury prevention business, a separate reporting unit.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using two factors: (i) earnings prior to taxes, depreciation and amortization for the reporting unit multiplied by a price/earnings ratio used in the industry and (ii) a discounted cash flow analysis. A weight is assigned to each factor and the sum of each weight times the factor is considered the estimated fair value. For 2019, the factors (i.e., price/earnings ratio, discount rate and residual capitalization rate) were updated to reflect current market conditions. The evaluation of goodwill in 2019 did not result in any goodwill amounts that were deemed impaired.

Based on the current economic conditions and the decline in patient visits in March 2020 due to the pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of March 31, 2020. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units was impaired as of March 31, 2020.

As the Company did not note an impairment no additional disclosures were deemed to be required by management.  The Company also considered the impact of these judgments and estimates as they pertain to the disclosure requirements for such items within the Form 10Q and risks and uncertainties discussions and believes that such disclosure is adequate.

Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, the Company will continue to review its carrying amounts of goodwill and other intangibles.

At March 31, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

See “Subsequent Events” in Note 1 for further discussion.  The Company will continue to monitor for any triggering events or other indicators of impairment.

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

Revenue Recognition

Revenues are recognized in the period in which services are rendered. See Footnote 3 – Revenue Recognition, for further discussion of revenue recognition.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three months ended March 31, 2020.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2020. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2020.

Restricted Stock

Restricted stock issued to employees and directors is subject to continued employment or continued service on the board, respectively. Generally, restrictions on the stock granted to employees lapse in equal annual installments on the following four anniversaries of the date of grant. For those shares granted to directors, the restrictions will lapse in equal quarterly installments during the first year after the date of grant. For those granted to officers, the restrictions will lapse in equal quarterly installments during the four years following the date of grant. Compensation expense for grants of restricted stock is recognized based on the fair value per share on the date of grant amortized over the vesting period. The Company recognizes any forfeitures as they occur. The restricted stock issued is included in basic and diluted shares for the earnings per share computation.

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

The Company has completed the adoption of the standard on January 1, 2020. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable derived from contracts with customers. A significant portion of the Company’s accounts receivable are from highly-solvent, creditworthy payors including governmental programs such as Medicare and Medicaid, and highly regulated commercial insurers. The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment change. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019. The Company has completed the adoption of the standard on January 1, 2020 and there was no impact to goodwill from the Company’s adoption of this change.

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its combined financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements and related footnote disclosures.

Subsequent Events

The Company continues to experience significantly lower physical therapy revenue than normal and in the near term expects to incur losses.  The Company’s physical therapy patient volumes in April declined to as low as 45% of normal. In a number of our markets, patient volume is increasing albeit at a slow pace. The Company is currently at approximately a little over 60% of normal patient volume but that varies significantly by region. As of May 20, 2020, the Company has 69 clinics that are closed as a result of this pandemic; 34 of these clinics are anticipated to be closed only temporarily. At least 35 clinics likely will not reopen, of which 22 of those were closed in late March. The Company’s industrial injury prevention business has also experienced a reduction in business, although not as significant as experienced by our physical therapy operations. Management has taken a number of steps to mitigate operating losses primarily through furloughs and salary cuts and to a lesser extent through terminations. To date, the Company has furloughed or terminated more than 2,150 employees (1,400 furloughs and 750 terminations), comprising approximately 40% of the employees across the Company. In the corporate office, across-the-board employee salary reductions have been implemented from 20% to 25%, as well as 35% to 40% salary reductions for executives, and a 50% reduction in fees paid to our Board of Directors. A number of the Company’s clinic partnerships have made salary reductions as well.  Management estimates that these workforce and pay reductions would equate to annualized savings of approximately $87 million.  The Company continues to (i) deploy a telehealth and e-visit solutions to perform services remotely, (ii) renegotiate leases, (iii) slow development of new clinics, (iv) delay potential acquisitions and (v) reduce other expenses. Given the rapid and evolving nature of COVID-19, the Company’s revenue will be negatively affected, and it is uncertain how COVID-19 will affect operations generally if these impacts continue to persist for an extended period of time. Any of these aforementioned impacts would have a significant adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain.

In response to the COVID-19 pandemic, the federal government approved the CARES Act. The CARES Act allows for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers may choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020 to receive advanced payments and, through April 30, 2020, the Company has received $12.3 million under this program. The Company will record these payments as a contract liability until all performance obligations have been met as the payments are made on behalf of patients before services are provided. MAAPP funds received will be applied to future Medicare billings commencing in August 2020, with all such remaining amounts required to be repaid by November 2020. Beginning November 2020, any unpaid balance will begin accruing interest. Failure to repay the advanced payments when due will result in interest charges on the outstanding balance owed.

The Company has also received funds from the Public Health and Social Services Emergency Fund (“Relief Fund”) ($5.9 million to date) as part of the CARES Act.   The Relief Fund monies do not have to be repaid, are used to fund operations and will be positively incremental to operating results in the second quarter of 2020.  In addition, the Company is taking advantage of the allowed deferral of the employer payroll taxes under the CARES Act. In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

As of March 31, 2020, the Company was in compliance with all of the covenants contained in the credit agreement.  The Company cannot be certain whether it will be in compliance with covenants at the end of the second quarter of 2020. The Company is in discussions with its lender regarding an amendment to the facility so as to maintain compliance with all covenants.  The Company anticipates an amendment will be in place by the end of the second quarter of 2020.

Currently, the Company has a cash balance of approximately $110.0 million.  All funds available on our credit line of $125.0 million have been drawn.

During April 2020 and May 2020,  the Company closed 11 clinics and 2 clinics respectively. The Company will record closure costs in the second quarter of at least $0.9 million.

2. ACQUISITIONS OF BUSINESSES

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2020 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2020 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2020, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the amortization period is 11.0 years.  For non-compete agreements, the amortization period is 6.0 years.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The purchase price for the 2020 acquisitions has been preliminarily allocated as follows (in thousands):

Total
Cash paid, net of cash acquired	$11,633
Seller note	300
Total consideration	$11,933

Estimated fair value of net tangible assets acquired:
Total current assets	$991
Total non-current assets	400
Total liabilities	(469)
Net tangible assets acquired	$922
Referral relationships	1,600
Non-compete	750
Tradename	1,500
Goodwill	13,632
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(6,471)
$11,933

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

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network of 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, the Company’s industrial injury prevention operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $ million will be paid to certain shareholders), and a $4.0 million seller note.  The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

For the 2019 acquisitions, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

The purchase price for the 2019 acquisitions has been allocated as follows (in thousands):

	IIPS*	Clinic Practice	Total
Cash paid, net of cash acquired	$18,427	$12,170	$30,597
Payable to shareholders of seller	486	-	486
Seller note	4,000		4,300
Total consideration	$22,913	$12,470	$35,383
Estimated fair value of net tangible assets acquired:
Total current assets	$1,641	$696	$2,337
Total non-current assets	878	3,028	3,906
Total liabilities	(2,884)	(2,816)	(5,700)
Net tangible assets acquired	$(365)	$908	$543
Referral relationships	1,500	1,500	3,000
Non-compete	590	700	1,290
Tradename	2,500	1,600	4,100
Goodwill	18,688	13,991	32,679
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	-	(6,229)	(6,229)
	$22,913	$12,470	$35,383

* Industrial injury prevention services

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2019 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. The Company has completed its formal valuation analyses for the acquisitions in 2019 with immaterial changes to the values.

For the acquisitions in 2019, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the weighted average amortization period was 11.0 years at December 31, 2019.  For non-compete agreements, the weighted average amortization period was 6.0 years at December 31, 2019. The values assigned to tradenames are tested annually for impairment.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in the 2020 and 2019 acquisitions have not been included as the results, individually and in the aggregate, were not material to current operations.

During 2019, the Company acquired additional interests in four partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 1% and 55%. Also in 2019, the Company sold a 1% interest in a partnership. The net after tax difference between the payments and the portion of undistributed earnings of $196,000 was credited to additional paid-in capital.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net patient revenues	$100,126	$106,650
Management contract revenues	2,149	2,146
Industrial injury prevention services revenues	9,876	6,900
Other revenues	566	535
	$112,717	$116,231

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

Our physical therapists and occupational therapists are able to provide services to patients on a remote basis, using a variety of technologies.  This is particularly helpful during the pendency of the Coronavirus emergency, as some patients are reluctant to travel.  Reimbursement and coverage for these services vary among payors. Effective as of March 1, 2020, CMS provided a temporary waiver to allow physical therapists and occupational therapists (and their respective assistants) to perform and be reimbursed for the full scope of services performed remotely as “telehealth visits,” provided the telehealth services ae performed by therapists associated with clinics that are enrolled with Medicare on a private practice basis. Currently, clinics enrolled with Medicare as certified rehabilitation agencies are not authorized to perform and be reimbursed for telehealth visits for Medicare beneficiaries.  Approximately 60% of our clinics participate with Medicare as private practices.  The foregoing telehealth temporary waiver will continue until the end of the Coronavirus emergency as determined by CMS, unless extended further by CMS.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027.  The CARES Act, enacted on March 27, 2020, temporarily suspended the 2% payment adjustment, effective for claims with dates of service from May 1, 2020 through December 31, 2020.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of March 31, 2020. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2020 and 2019, net patient revenue from Medicare accounted for approximately $27.5 and $28.3 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at March 31, 2020.

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

4. EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Footnote 5 – Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended
	March 31, 2020	March 31, 2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$1,016	$8,443
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	2,129	(4,661)
Tax effect at statutory rate (federal and state) of 26.25%	(559)	1,224
	$2,586	$5,006

Earnings per share (basic and diluted)	$0.20	$0.39

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,796	12,707

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

5.
The Put Right and the Call Right do not have an expiration date, and the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity unless either the Put Right and the Call Right is exercised.

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

For the three months ended March 31, 2020 and for the year ended December 31, 2019, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019

Beginning balance	$137,750	$133,943
Operating results allocated to redeemable non-controlling interest partners	1,796	10,659
Distributions to redeemable non-controlling interest partners	(1,611)	(10,221)
Changes in the fair value of redeemable non-controlling interest	(2,129)	11,893
Purchases of redeemable non-controlling interest	(1,852)	(8,934)
Acquired interest	6,471	6,230
Sales of redeemable non-controlling interest - temporary equity	-	3,120
Reduction of non-controlling interest due to sale of USPh partnership interest	-	(6,132)
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	-	(2,870)
Reduction in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	73	62
Ending balance	$140,498	$137,750

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	March 31, 2020	December 31, 2019

Contractual time period has lapsed but holder’s employment has not been terminated	$67,491	$51,921
Contractual time period has not lapsed and holder’s employment has not been terminated	73,007	85,829
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$140,498	$137,750

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019

Beginning balance	$317,676	$293,525
Goodwill acquired	13,632	31,330
Goodwill related to partnership interest sold	-	(7,325)
Goodwill write-off related to closed clinics	(1,859)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,320	146
Ending balance	$330,769	$317,676

The derecognition (write-off) of goodwill in the amount of $1.9 million was related to certain clinics that have been permanently closed.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Tradenames	$33,549	$32,049
Referral relationships, net of accumulated amortization of $12,290 and $11,677, respectively	19,354	18,367
Non-compete agreements, net of accumulated amortization of $5,601 and $5,424, respectively	2,745	2,172
	$55,648	$52,588

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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Referral relationships	$613	$533
Non-compete agreements	177	169
	$790	$702

Based on the balance of referral relationships and non-compete agreements as of March 31, 2020, the expected amount to be amortized in 2020 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$1,911	2020 (excluding the three months ended March 31, 2020)	$545
2021	$2,549	2021	$665
2022	$2,500	2022	$489
2023	$2,393	2023	$419
2024	$2,228	2024	$363
Thereafter	$7,773	Thereafter	$264

8. ACCRUED EXPENSES

Accrued expenses as of  March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Salaries and related costs	$19,230	$19,340
Credit balances due to patients and payors	5,115	4,303
Group health insurance claims	2,499	2,277
Dividends payable	4,110	-
Closure costs	1,843	-
Federal income taxes payable	1,891	-
Other	5,957	4,935
Total	$40,645	$30,855

Closure costs relating to the 22 clinics closed in late March, included in the consolidated statement of income, consist primarily of remaining lease commitments (included in accrued liabilities above) and the write-off of leasehold improvements for those clinics closed in the three months ended March 31, 2020.

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of  March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Credit Agreement average effective interest rate of 2.4% inclusive of unused fee	$114,000	$46,000
Various notes payable with $728 plus accrued interest due in the next year, interest accrues in the range of 4.75% through 5.50% per annum	5,330	5,089
	$119,330	$51,089
Less current portion	(728)	(728)
Long term portion	$118,602	$50,361

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

On March 31, 2020, $114.0 million was outstanding on the Amended Credit Agreement resulting in $11.0 million of availability.  As of the date of this report, the Company has drawn all funds available, therefore, the outstanding amount is $125 million.

As of March 31, 2020, the Company was in compliance with all of the covenants contained in the credit agreement.  The Company cannot be certain that it will be in compliance with covenants at the end of second quarter of 2020. The Company is in discussions with its lender regarding an amendment to the facility so as to maintain compliance with all covenants.  The Company anticipates an amendment will be in place by the end of the second quarter of 2020.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions on February 27, 2020, the Company entered into a note payable in the amount of $300,000 payable in February 2022 plus accrued interest. Interest accrues at the rate of 4.75% per annum. In conjunction with the 2019 acquisitions, the Company entered into notes payable in the aggregate amount of $4.6 million of which an aggregate principal payment of $0.2 million is due in 2020 and $4.3 million is due in 2021. Interest accrues in the range of 4.75% to 5.50% per annum and is payable with each principal installment.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at March 31, 2020 are as follows (in thousands):

During the twelve months ended March 31, 2021	$728
During the twelve months ended March 31, 2022	118,602
$119,330

The revolving credit facility (balance at  March 31, 2020 of $114.0 million) matures on November 30, 2021.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$7,812	$7,587
Short-term lease cost	294	371
Variable lease cost	1,532	1,581
Total lease cost *	$9,638	$9,539
* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$7,790	$7,706

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands) *	$11,540	$89,885

* Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of March 31, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (excluding the three months ended March 31, 2020)	$22,273
2021	24,801
2022	18,922
2023	13,514
2024	8,298
2025 and therafter	9,318
Total lease payments	$97,126
Less: imputed interest	7,723
Total operating lease liabilities	$89,403

Average lease terms and discount rates were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted-average remaining lease term - Operating leases	4.25 Years	3.7 Years

Weighted-average discount rate - Operating leases	3.9%	3.8%

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 217,391 shares (based on the closing price of $69.00 on March 31, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2020.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 (“2019 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2019 Annual Report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and in Part II, Item 1A. Risk Factors of this report.

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers.

Business Update Related to COVID-19

The total repercussions of the coronavirus disease 2019 (“COVID-19”) pandemic on the results of our operations and overall financial performance remain uncertain. We have provided certain performance metrics that will assist our readers in understanding how the COVID-19 pandemic affected our business during the one month ended March 31,2020, including our 1) net revenues for the two months ended February 29, 2020 and February 28, 2019 (excluding net revenues for the clinics sold in the partnership in June), 2) net revenues for the one month ended March 31, 2020 and March 31, 2019 (excluding net revenues for the clinics sold in the partnership in June), 3) net revenues for the three months ended March 31, 2020 and March 31, 2019, and 4) certain operating data for the previously mentioned periods. Please refer to our risk factors discussed in Part II, Item 1A, “Risk Factors” of this Form 10-Q and as previously reported in the 2019 Annual Report for more information.

Beginning in mid-March, hospitals and other medical facilities began to halt elective and non-essential surgeries. Additionally, state governments in areas with significant growth of COVID-19 infections implemented mandatory closures of non-essential and non-life sustaining businesses, executed stay-at-home orders, imposed restrictions on travel and closed schools. These actions continued to develop and towards the end of March, most states had significant restrictions on businesses and individuals. The suspension of elective surgeries, decrease in physician office visits and recommendations of social distancing along with the aforementioned limitations had an adverse impact on our volume of patient visits. Due to these impacts and measures, we have experienced significant and unpredictable reductions and cancellations of our patient visits.

We have provided below certain performance benchmarks and measures to help explain the adverse impact of COVID-19 on our Operating Results (as defined below). For the first quarter ended March 31, 2020, we have defined the pre-COVID-19 period as the two months ended February 29, 2020 and the post-COVID-19 period as the one month ended March 31, 2020. The following performance measures and operating data excludes the effects of the clinics in the partnership sold in June 2019 and should be evaluated in conjunction with the Operating Results for the entire quarters ended March 31, 2020 and 2019. The performance measures and operating data presented for the two months ended February 29, 2020 and one month ended March 31, 2020 are, when combined, equal to the performance measures and operating data presented for the full quarter ended March 31, 2020.

	Two months ended February 29,			One month ended March 31,			Three months ended March 31,
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Selected Financial Data:
Net revenues (in thousands) - reported	$78,193	$75,901	3.0%	$34,524	$40,330	-14.4%	$112,717	$116,231	-3.0%
Net revenues (in thousands) - without sold clinics	$78,193	$72,232	8.3%	$34,524	$38,314	-9.9%	$112,717	$110,546	2.0%

Operating Statistics (without sold clinics):
Number of clinics, at the end of period	587	561		567	559		567	559
Working Days	42	42		22	21		64	63
Average visits per day per clinic	27.7	26.5		22.7	27.9		26.2	27.0
Total patient visits	676,328	623,943		294,695	328,288		971,023	952,231
Net patient revenue per visit	$103.06	$105.89		$103.22	$106.29		$103.11	$106.02

We continue to experience significantly lower physical therapy revenue than normal and in the near term expects to incur losses.  Our physical therapy patient volumes in April declined to as low as 45% of normal. In a number of our markets, patient volume is increasing albeit at a slow pace. We are currently at approximately slightly above 60% of normal patient volume but that varies significantly by region. As of May 20, 2020, we have 69 clinics that are closed as a result of this pandemic; 34 of these clinics are anticipated to be closed only temporarily. At least 35 clinics likely will not reopen, of which 22 of those were closed in late March. Our industrial injury prevention business has also experienced a reduction in business, although not as significant as experienced by our physical therapy operations. We have taken a number of steps to mitigate operating losses primarily through furloughs and salary cuts and to a lesser extent through terminations. To date, we have furloughed or terminated more than 2,150 employees (1,400 furloughs and 750 terminations), comprising approximately 40% of the employees across the Company. In the corporate office, across-the-board employee salary reductions have been implemented from 20% to 25%, as well as a 35% to 40% salary reductions for executives, and a 50% reduction in fees paid to our Board of Directors. A number of our clinic partnerships have made salary reductions as well.  We estimate that these workforce and pay reductions would equate to annualized savings of approximately $87 million.  The Company continues to (i) deploy a telehealth and e-visit solutions to perform services remotely, (ii) renegotiate leases, (iii) slow development of new clinics, (iv) delay potential acquisitions and (v) reduce other expenses. Given the rapid and evolving nature of COVID-19, our revenue will be negatively affected, and it is uncertain how COVID-19 will affect operations generally if these impacts continue to persist for an extended period of time. Any of these aforementioned impacts would have a significant adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain.

Selected Operating and Financial Data

At March 31, 2020, we operated 567 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 30 such third-party facilities under management as of March 31, 2020.

In March 2017, we acquired a 55% interest in an initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses.   After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). Services provided include onsite injury and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The acquired business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%.

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

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  Our interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The purchase price was $11.9 million, of which $11.6 million was paid in cash and a $0.3 million seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

•
For the 2020 First Quarter, our Operating Results (as defined below) were $3.9 million, or $0.30 per diluted share, as compared to $8.4 million, or $0.66 per diluted share for the first quarter ended March 31, 2019 (“2019 First Quarter”).  Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for CFO search and closure costs, both net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest.

•
For the 2020 First Quarter, our net income attributable to our shareholders, in accordance with GAAP, was $1.0 million as compared to $8.4 million for the 2019 First Quarter.  Inclusive of the credit or charge for the revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the 2020 First Quarter, the amount is $2.6 million, or $0.20 per share, as compared to $5.0 million, or $0.39 per share.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged or credited directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.  See above for a discussion of the effects of COVID-19 pandemic on our operations.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for our CFO search and closure costs, both net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.  Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$1,016	$8,443
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	2,129	(4,661)
Tax effect at statutory rate (federal and state) of 26.25%	(559)	1,224
	$2,586	$5,006

Earnings per share (basic and diluted)	$0.20	$0.39

Adjustments:
Charges incurred for CFO search	133	-
Closure costs	3,752	-
Revaluation of redeemable non-controlling interest	(2,129)	4,661
Tax effect at statutory rate (federal and state) of 26.25%	(461)	(1,224)
Operating Results	$3,881	$8,443

Basic and diluted Operating Results per share	$0.30	$0.66

Shares used in computation - basic and diluted	12,796	12,707

Revenues

•
Excluding the loss of revenues from the clinics within the partnership sold in June of 2019 (“sold clinics”) of $5.7 million for the 2019 First Quarter, net revenues for the 2020 First Quarter of $112.7 million increased 2.0% from adjusted revenue of $110.5 million ($116.2 million less the $5.7 million) in 2019 First Quarter despite the adverse effects, beginning in mid-March, of the COVID-19 pandemic on the Company’s clinics.

•
Net patient revenues from physical therapy operations decreased $6.5 million, or 6.1%, to $100.1 million in the 2020 First Quarter from $106.7 million in the 2019 First Quarter primarily due to the $5.7 million of lost revenue from sold clinics and the adverse effects of COVID-19. Total patient visits were 971,000 in the 2020 First Quarter and 1,001,510 for the 2019 First Quarter (inclusive of 49,300 for the sold clinics).  The average net patient revenue per visit was $103.11 for the 2020 First Quarter and $106.49 for the 2019 First Quarter. Excluding the 49,300 visits, the net revenue per visit was $106.02 for the 2019 First Quarter.  Of the $0.8 million ($6.5 million less $5.7 million) decrease in net patient revenues, $5.4 million related to a decrease in business of clinics opened or acquired prior to April 1, 2019 (“Mature Clinics”) and was offset by $4.6 million related to clinics opened or acquired after March 31, 2019 (“New Clinics”). Revenue from physical therapy management contracts was $2.1 million for both 2020 and 2019 first quarters.

•
Revenue from the industrial injury prevention business increased 43.1% to $9.9 million in the 2020 First Quarter compared to $6.9 million in the 2019 First Quarter due to internal growth and an acquisition in the second quarter of 2019.  Management estimates that the industrial injury prevention business lost approximately $126,000 in revenue and contribution margin due to the pandemic.

•	Other miscellaneous revenue was $0.6 million in the 2020 First Quarter and $0.5 million in the 2019 First Quarter.

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

Operating Costs

Total operating costs, excluding closure costs, were $93.3 million in  the 2020 First Quarter, or 82.7% of net revenues, as compared to $89.5 million in the 2019 First Quarter, or 77.0% of net revenues. The $3.8 million increase was attributable to $5.2 million in operating costs related to New Clinics and $2.6 million related to the industrial injury prevention business, primarily related to the acquisition, offset by a decrease of $4.0 million related to Mature Clinics.  Closure costs of $3.8 million include estimates of remaining lease obligations, write-off of goodwill and other costs. The Company will incur additional closure costs in the second quarter of 2020.

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs increased to $69.0 million for the 2020 First Quarter from $66.3 million for the 2019 First Quarter, an increase of $2.7 million. Salaries and related costs for New Clinics amounted to $3.4 million for the 2020 First Quarter. Salaries and related costs for the industrial injury prevention business was $6.9 million in the 2020 First Quarter compared to $4.3 million 2019 First Quarter, an increase of $2.6 million primarily due to the acquisition in April 2019.  For Mature Clinics, salaries and related costs decreased by $3.3 million in the 2020 First Quarter compared to the 2019 First Quarter.  For management contracts, salaries and related costs increased slightly by $0.1 million for the 2020 First Quarter compared to the 2019 First Quarter.    Salaries and related costs as a percentage of net revenues were 61.2% for the 2020 First Quarter and 57.0% for the 2019 First Quarter.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other were $22.9 million for the 2020 First Quarter and $22.0 million for the 2019 First Quarter. For New Clinics, rent, supplies, contract labor and other amounted to $1.7 million for the 2020 First Quarter. For Mature Clinics, rent, supplies, contract labor and other decreased by $1.1 million in the 2020 First Quarter compared to the 2019 First Quarter. For the industrial injury prevention business, rent, supplies, contract labor and other increased by $0.3 million for the respective periods. Rent, supplies, contract labor and other as a percentage of net revenues was 20.3% for the 2020 First Quarter and 19.0 % for the 2019 First Quarter.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts was $1.4 million for the 2020 First Quarter and $1.2 million for the 2019 First Quarter. The provision for doubtful accounts for patient accounts receivable as a percentage of net patient revenues was 1.2% for the 2020 First Quarter and 1.0% for the comparable period in 2019.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.66% at March 31, 2020, as compared to 5.50% at December 31, 2019. Our days’ sales outstanding were both 33 days at March 31, 2020 and December 31, 2019.

Gross Profit

Gross profit for 2020 First Quarter, excluding closure costs, was $19.4 million, as compared to $26.7 million in the 2019 First Quarter. The gross profit percentage, excluding closure costs, decreased and was 17.2% of net revenue in the 2020 First Quarter as compared to 23.1% in the 2019 First Quarter. The gross profit percentage for our physical therapy clinics, excluding closure costs, was 17.3% in the 2020 First Quarter as compared to 23.0% in the 2019 First Quarter. The gross profit percentage on physical therapy management contracts was 15.7% in the 2020 First Quarter as compared to 18.5% in the 2019 First Quarter. The gross profit for the industrial injury prevention business was $1.7 million, or 16.8% in the 2020 First Quarter as compared to $1.5 million, or 22.3%, in the 2019 First Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $11.7 million for the 2020 First Quarter and $11.3 million for the 2019 First Quarter. As a percentage of net revenues, corporate office costs were 10.4% for the 2020 First Quarter and 9.7% for the 2019 First Quarter.

Operating Income

Operating income for the 2020 First Quarter was $4.0 million as compared to $15.4 million 2019 First Quarter. Operating income as a percentage of net revenue decreased by 970 basis points from 13.3% in the 2019 period to 3.6% in 2020.  See discussion above related to the effects of COVID-19 on our business for more.

Interest Expense

Interest expense was $0.4 million in the 2020 First Quarter compared to $ 0.3 million in the 2019 First Quarter due to higher borrowings under our revolving credit line. At March 31, 2020, $114.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax for the 2020 First Quarter was $0.3 million and $2.7 million in the 2019 First Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 22.3% for the 2020 First Quarter and 24.3% for the 2019 First Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019

Income before taxes	$3,630	$15,083

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(526)	(1,537)
Redeemable non-controlling interests - temporary equity	(1,796)	(2,395)
	$(2,322)	$(3,932)

Income before taxes less net income attributable to non-controlling interests	$1,308	$11,151

Provision for income taxes	$292	$2,708

Percentage	22.3%	24.3%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $0.5 million in the 2020 First Quarter and $1.5 million in the 2019 First Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $1.8 million in the 2020 First Quarter and $2.4 million in the 2019 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At March 31, 2020 and December 31, 2019, we had $89.5 million and $23.5 million, respectively, in cash.  We believe that our cash is sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2021.

As of the date of this filing, we have approximately $110.0 million in cash.  In addition to collections from our patient receivables, we have drawn all funds available under the Amended Credit Agreement of $125.0 million, received funds from (a) the Medicare Accelerated and Advance Payment Program (“MAAPP”) ($12.4 million to date) and (b) the Public Health and Social Services Emergency Fund (“Relief Fund”) ($5.7 million to date) as part of the Coronavirus Aid, Relief, and Economics Securities Act (“CARES Act”).   MAAPP funds received will be applied to future Medicare billings commencing in August 2020, with all such remaining amounts required to be repaid by us by November 2020.  Beginning November 2020, any unpaid balance will begin accruing interest. The Relief Fund monies do not have to be repaid.  In addition, we are taking advantage of the allowed deferral of the employer payroll taxes under the CARES Act.

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

As of March 31, 2020, we were in compliance with all of the covenants contained in the credit agreement.  Management cannot be certain the Company will be in compliance with covenants at the end of second quarter of 2020. Management is in discussions with our lender regarding an amendment to the facility so as to maintain compliance with all covenants.  Management anticipates an amendment will be in place by the end of the second quarter of 2020.

Cash and cash equivalents increased by $66.1 million from December 31, 2019 to March 31, 2020.  During the 2020 First Quarter, $16.4 million was provided by operations, and $68.0 million of net proceeds from our revolving line of credit. The major uses of cash for investing and financing activities included: purchases of interests in the four-clinic practice acquired ($11.6 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($2.3 million), purchase of fixed assets ($2.7 million) and a purchase of redeemable non-controlling interests ($1.9 million).

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  Our interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and a $0.3 million seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

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

On March 4, 2019, in conjunction with the purchase of a redeemable non-controlling interest, we entered into a note payable in the amount of $228,120 that was payable in two equal installments of $114,080 each, plus accrued interest. The first installment was paid in March 2020 and the second installment remains payable in March 2021.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 30, 2020 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2018 through March 2020. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At March 31, 2020, the balance on these notes payable was $5.3 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of March 31, 2020, we have accrued $5.1 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of March 31, 2020, there are currently an additional estimated 217,391 shares (based on the closing price of $69.00 on March 31, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2020.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19, for which the financial magnitude cannot be currently estimated;
•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

•	acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non controlling interests (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
•
a security breach of our or our third party vendors’ information technology systems may subject us to potential legal action and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 of the Health Information Technology for Economic and Clinical Health Act;

•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent current and periodic reports, including the additional risk factor noted in our Current Report on Form 8-K filed on April 24, 2020.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2020, $114.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2020, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $1,140,000.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2020, we properly assessed the impact of new accounting standards related to measurement of credit losses on financial assets (CECL) and assessment of goodwill to facilitate the adoption of such standards on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

ITEM 1A.	RISK FACTORS.

The risk factors set forth in this report update, and should be read in conjunction with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

We are subject to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19).

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as the novel strain of coronavirus (COVID-19) that has spread globally. Since February, the continued spread has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.

COVID-19 is having, and will continue to have, an adverse impact on our operations and supply chains, including an increase in cancellations of physical therapy patient appointments and a decline in the scheduling of new or additional patient appointments.  Due to these impacts and measures, we have experienced, and will continue to experience, significant and unpredictable reductions and cancellations of our patient visits.

As a result, given the rapid and evolving nature of the virus, COVID-19 will negatively affect our revenue, and it is uncertain how materially COVID-19 will affect operations generally if these impacts persist or worsen over an extended period of time. Any of these impacts would have a significant adverse effect on our business, financial condition and results of operations, and at this point, the extent of the impact of COVID-19 remains uncertain.

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests)

As described in Note 5, the redeemable non-controlling interests in our partnerships are held by our partners.  Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause the Company to purchase their redeemable non-controlling interests.  Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on the Company’s capital structure.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.2+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Lawrance McAfee [incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.3+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Glenn McDowell [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.4+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

99.1+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

99.2+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

99.3+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

99.4+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Documen

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 21, 2020	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller