Form 10-Q
period 2020-06-30
U S PHYSICAL THERAPY INC /NV
filed 2020-08-07
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____TO _____

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

As of August 6, 2020, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,843,047.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,555	$23,548
Patient accounts receivable, less allowance for doubtful accounts of $2,470 and $2,698, respectively	36,029	46,228
Accounts receivable - other	9,983	9,823
Other current assets	2,572	5,787
Total current assets	92,139	85,386
Fixed assets:
Furniture and equipment	55,914	54,942
Leasehold improvements	33,631	33,247
Fixed assets, gross	89,545	88,189
Less accumulated depreciation and amortization	67,011	66,099
Fixed assets, net	22,534	22,090
Operating lease right-of-use assets	82,965	81,586
Goodwill	330,894	317,676
Other identifiable intangible assets, net	54,895	52,588
Other assets	1,591	1,519
Total assets	$585,018	$560,845

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,802	$2,494
Accrued expenses	51,325	30,855
Current portion of operating lease liabilities	29,591	26,486
Current portion of notes payable	4,635	728
Total current liabilities	87,353	60,563
Notes payable, net of current portion	685	4,361
Revolving line of credit	33,000	46,000
Deferred taxes	8,930	10,071
Operating lease liabilities, net of current portion	61,242	60,258
Other long-term liabilities	392	141
Total liabilities	191,602	181,394

Redeemable non-controlling interests - temporary equity	136,728	137,750

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,057,859 and 14,989,337 shares issued, respectively	151	150
Additional paid-in capital	91,258	87,383
Retained earnings	195,473	184,352
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	255,254	240,257
Non-controlling interests- permanent equity	1,434	1,444
Total USPH shareholders’ equity and non-controlling interests	256,688	241,701
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$585,018	$560,845

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30,2020	June 30, 2019

Net patient revenues	$72,279	$113,363	$172,405	$220,013
Other revenues	11,578	13,010	24,169	22,591
Net revenues	83,857	126,373	196,574	242,604
Operating costs:
Salaries and related costs	43,429	70,669	112,433	136,936
Rent, supplies, contract labor and other	20,311	23,026	43,220	45,070
Provision for doubtful accounts	739	1,240	2,100	2,446
Closure costs - lease and other	94	13	1,987	9
Closure costs - write-off of goodwill	-	-	1,859	-
Total operating costs	64,573	94,948	161,599	184,461

Gross profit	19,284	31,425	34,975	58,143

Corporate office costs	9,022	11,527	20,699	22,820
Operating income	10,262	19,898	14,276	35,323

Other income and expense:
Relief Funds	7,959	-	7,959	-
Gain on sale of partnership interest and clinics	1,073	5,823	1,073	5,823
Interest and other income, net	4	4	47	20
Interest expense - debt and other	(653)	(607)	(1,080)	(965)
Total other income and expense	8,383	5,220	7,999	4,878
Income before taxes	18,645	25,118	22,275	40,201
Provision for income taxes	3,882	5,318	4,174	8,026

Net income	14,763	19,800	18,101	32,175

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,535)	(1,802)	(2,061)	(3,339)
Redeemable non-controlling interests - temporary equity	(2,996)	(3,378)	(4,792)	(5,773)
	(4,531)	(5,180)	(6,853)	(9,112)

Net income attributable to USPH shareholders	$10,232	$14,620	$11,248	$23,063

Basic and diluted earnings per share attributable to USPH shareholders	$0.99	$0.85	$1.19	$1.24

Shares used in computation - basic and diluted	12,843	12,767	12,820	12,738

Dividends declared per common share	$-	$0.27	$0.32	$0.54

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net income including non-controlling interests	$18,101	$32,175
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	5,333	4,958
Provision for doubtful accounts	2,100	2,446
Equity-based awards compensation expense	3,389	3,558
Deferred income taxes	(1,737)	5,421
Loss on sale of fixed assets	429	-
Gain on sale of partnership interest, net of tax	(1,073)	(5,514)
Write-off of goodwill - closed clinics	1,859	-
Other	-	21
Changes in operating assets and liabilities:
Decrease (increase) in patient accounts receivable	8,880	(4,956)
Decrease(increase) in accounts receivable - other	283	(2,468)
Decrease (increase) in other assets	5,969	(2,759)
Increase (decrease) in accounts payable and accrued expenses	4,478	(3,560)
Increase (decrease) in other liabilities	345	(701)
Net cash provided by operating activities	48,356	28,621

INVESTING ACTIVITIES
Purchase of fixed assets	(4,628)	(4,876)
Purchase of majority interest in businesses, net of cash acquired	(11,633)	(18,239)
Purchase of redeemable non-controlling interest, temporary equity	(2,388)	(2,053)
Purchase of non-controlling interest, permanent equity	(144)	(138)
Proceeds on sale of redeemable non-controlling interest, temporary equity	19	-
Proceeds on sales of partnership interest and clinics	674	-
Proceeds on sale of fixed assets	21	65
Net cash used in investing activities	(18,079)	(25,241)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(5,707)	(7,934)
Cash dividends paid to shareholders	(4,110)	(6,891)
Proceeds from revolving line of credit	99,000	80,000
Payments on revolving line of credit	(112,000)	(56,000)
Principal payments on notes payable	(314)	(1,057)
Medicare Accelerated and Advance Payment Funds	12,861	-
Other	-	(7)
Net cash provided by (used in) financing activities	(10,270)	8,111

Net increase in cash and cash equivalents	20,007	11,491
Cash and cash equivalents - beginning of period	23,548	23,368
Cash and cash equivalents - end of period	$43,555	$34,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$57	$4,339
Interest	$944	$902
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$300	$4,000
Purchase of business - payable to common shareholders of acquired business	$-	$502
Purchase of redeemable non-controlling interest - notes payable	$137	$-
Payable due to purchase of redeemable non-controlling interest	$699	$-
Receivables related to sale of partnership interest	$-	$11,601
Notes receivables related to sale of partnership interest	$386	$2,780
Payable related to purchase of partnership interest - settlement of redeemable non-controlling interest	$-	$2,200

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2020	15,059	$151	$89,756	$182,785	(2,215)	$(31,628)	$241,064	$1,240	$242,304
Issuance of restricted stock, net of cancellations	(1)	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	2,466	-	-	2,466	-	2,466
Compensation expense - equity-based awards	-	-	1,502	-	-	-	1,502	-	1,502
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,313)	(1,313)
Other	-	-	-	(10)	-	-	(10)	(28)	(38)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,535	1,535
Net income attributable to USPH shareholders	-	-	-	10,232	-	-	10,232	-	10,232
Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	69	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	4,036	-	-	4,036	-	4,036
Compensation expense - equity-based awards	-	-	3,389	-	-	-	3,389	-	3,389
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,043)	(2,043)
Other	-	-	-	(53)	-	-	(53)	(28)	(81)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	2,061	2,061
Net income attributable to USPH shareholders	-	-	-	11,248	-	-	11,248	-	11,248
Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688

See notes to consolidated financial statements.

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2019	14,976	$149	$82,295	$168,952	(2,215)	$(31,628)	$219,768	$1,405	$221,173
Issuance of restricted stock, net of cancellations	13	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,813)	-	-	(3,813)	-	(3,813)
Compensation expense - equity-based awards	-	-	1,830	-	-	-	1,830	-	1,830
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	(3,446)	-	-	(3,446)	-	(3,446)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	-	-	(1)	-	-	(1)	1	-
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,717)	(1,717)
Net income attributable to non-controlling interests - permanent equity	-	-	-	-	-	-	-	1,802	1,802
Net income attributable to USPH shareholders	-	-	-	14,620	-	-	14,620	-	14,620
Balance June 30, 2019	14,989	$149	$84,125	$176,610	(2,215)	$(31,628)	$229,256	$1,491	$230,747

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Issuance of restricted stock, net of cancellations	90	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(7,250)	-	-	(7,250)	-	(7,250)
Compensation expense - equity-based awards	-	-	3,558	-	-	-	3,558	-	3,558
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(7)	(104)
Dividends paid to USPH shareholders	-	-	-	(6,891)	-	-	(6,891)	-	(6,891)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	-	-	(6)	-	-	(6)	-	(6)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,771)	(2,771)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	3,339	3,339
Net income attributable to USPH shareholders	-	-	-	23,063	-	-	23,063	-	23,063
Balance June 30, 2019	14,989	$149	$84,125	$176,610	(2,215)	$(31,628)	$229,256	$1,491	$230,747

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments.  The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the 2020 presentation. See Note 12. Segment Information.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests typically range from 49% to 99% in the Clinic Partnerships.  The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are operated in four separate partnerships.  The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

During the six months ended June 30, 2020, the Company sold 11 previously closed clinics.  The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

As of June 30, 2020, the Company operated 554 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 29 third-party facilities under management as of June 30, 2020.

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

Industrial Injury Prevention Services

Since March 2017, the Company has acquired a majority interest in two industrial injury prevention businesses and acquired all of another company in the industrial injury prevention sector.  In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”), the Company’s industrial injury prevention operation.

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

Services provided in the industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

The results of operations of the acquired clinics and businesses have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

Basis of Presentation

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

Operating results for the three months and six months ended June 30, 2020 are not necessarily indicative of the results the Company expects for the entire year.

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

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests)

As described in Note 6, the redeemable non-controlling interests in our partnerships are held by our partners.  Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause the Company to purchase their redeemable non-controlling interests.  Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on the Company’s capital structure.

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 21, 2020, the Company’s results have been negatively impacted by the effects of the COVID-19 pandemic. Management has taken a number of steps to reduce costs, stem operating losses incurred in March and April and increase profits subsequently.

In March, with the onset of the COVID-19 pandemic, the Company, began to furlough or terminate approximately 40% of its 5,500 full and part-time workforce. Since early May, over 750 of the furloughed employees have returned to work on a full or part-time basis.

As of the filing of this quarterly report, the Company continues to experience lower physical therapy revenues; however the Company has seen recent improvement. As stay at home orders and other restrictions have been lifted, we have seen our physical therapy volumes trending upwards, however should stay at home orders or other restrictions be reenacted, we could see the Company’s patient volume and revenues decline.

The Company’s industrial injury prevention business has been less affected by the pandemic and is currently operating at approximately 90% of normal.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned a large number of office-based employees to a remote work environment.

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

The Company has received, or expect to receive a number of benefits under The CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded these payments of $12.8 million as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received will be applied to future Medicare billings commencing in August 2020, with all such remaining amounts required to be repaid by November 2020. Beginning November 2020, any unpaid balance will begin accruing interest.

•
The Company elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of June 30, 2020, included in accrued liabilities is $2.2 million related to these deferred payments;

•
The Company received approximately $7.9 million during the six months ended June 30, 2020 from the initial tranche of funds that was distributed to healthcare providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. The Company recognized the $7.9 million grant in other revenues for the six months ended June 30, 2020.

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for purchased software from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years. The Company did not note an impairment to long-lived assets during this quarter.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances which indicate that the amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not note an impairment to long-lived assets during this quarter.

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

Based on the current economic conditions and the decline in patient visits due to the pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of June 30, 2020. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units was impaired as of June 30, 2020.

As the Company did not note an impairment, no additional disclosures were deemed to be required by management.  The Company also considered the impact of these judgments and estimates as they pertain to the disclosure requirements for such items within this Form 10-Q and risks and uncertainties discussions and believes that such disclosure is adequate.

Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, the Company will continue to review its carrying amounts of goodwill and other intangibles.

For the six months ended June 30, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the six months ended June 30, 2020.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2020. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and industrial injury prevention services.
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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2020.

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

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2020 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2020 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

The purchase price for the 2020 acquisitions has been preliminarily allocated as follows (in thousands):

Physical Therapy Operations
Cash paid, net of cash acquired	$11,633
Seller note	300
Total consideration	$11,933

Estimated fair value of net tangible assets acquired:
Total current assets	$778
Total non-current assets	400
Total liabilities	(469)
Net tangible assets acquired	$709
Referral relationships	1,600
Non-compete	750
Tradename	1,500
Goodwill	13,845
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(6,471)
$11,933

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest in September 2020 and September 2021. The note accrues interest at 5.0% per annum.

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

The purchase price for the 2019 acquisitions has been allocated as follows (in thousands):

	IIPS*	Physical Therapy Operations	Total
Cash paid, net of cash acquired	$18,427	$12,170	$30,597
Payable to shareholders of seller	$486	$-	486
Seller note	4,000	300	4,300
Total consideration	$22,913	$12,470	$35,383

Estimated fair value of net tangible assets acquired:
Total current assets	$1,641	$693	$2,334
Total non-current assets	878	3,019	3,897
Total liabilities	(2,979)	(2,816)	(5,795)
Net tangible assets acquired	$(460)	$896	$436
Referral relationships	3,400	2,600	6,000
Non-compete	250	270	520
Tradename	1,300	740	2,040
Goodwill	18,423	14,193	32,616
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	-	(6,229)	(6,229)
	$22,913	$12,470	$35,383

* Industrial injury prevention services

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2019 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. The Company has completed its formal valuation analyses for the IIPS acquisition in 2019 with immaterial changes to the values. The Company is in the process of completing its formal valuation analysis of the 2019 physical therapy operations acquisition, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2020 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

Revenues from the industrial injury prevention services segment, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention services segment is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenues include services the Company provides on-site, such as schools, for physical or occupational therapy services, and fees from athletic trainers. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a liability over the period of the agreement and recognized at the point in time, when the services are performed.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net patient revenues	$72,279	$113,363	$172,405	$220,013
Management contract revenues	1,592	2,215	3,740	4,360
Other revenues	328	507	895	1,043
Physical therapy operations	$74,199	$116,085	$177,040	$225,416
Industrial injury prevention services revenues	9,658	10,288	19,534	17,188
	$83,857	$126,373	$196,574	$242,604

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2021 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations would be effective January 1, 2021. Under the proposal, physical/occupational therapy services could see code reductions that may result in an estimated 9% decrease in payment. In announcing this possible reduction in the applicable physical/occupational therapy codes, CMS indicated that it would further consider and address industry and provider concerns before finalizing the 2021 code values.

Our physical therapists and occupational therapists are able to provide services to patients on a remote basis, using a variety of technologies. This has been particularly helpful during the COVID-19 pandemic, as some patients are reluctant to travel. Reimbursement and coverage for these services vary among payors. Effective as of March 1, 2020, CMS provided a temporary waiver to allow physical therapists and occupational therapists (and their respective assistants) to perform and be reimbursed for the full scope of services performed remotely as “telehealth visits”. The foregoing telehealth temporary waiver will continue until the end of the COVID-19 pandemic as determined by HHS. HHS has the authority extend the public health emergency, which it did on July 23, 2020.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027.The CARES Act, enacted on March 27, 2020, temporarily suspended the 2% payment adjustment, effective for claims with dates of service from May 1, 2020 through December 31, 2020.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance in all material respects with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of June 30, 2020. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2020 and 2019, net patient revenue from Medicare accounted for approximately $44.4 million and $59.4 million, respectively.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at June 30, 2020.

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

4. OTHER INCOME

Sale of clinics

The Company recognized a gain of $1.1 million in the second quarter of 2020, included in other income, resulting from the sale of 11 previously closed clinics.

Receipts of Relief Funds

The Company received $7.9 million of funds from the Public Health and Social Services Emergency Fund (“Relief Fund”) as part of the CARES Act.   The Relief Fund monies do not have to be repaid, were used for operations and to offset losses due to the COVID-19 pandemic in the second quarter of 2020.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,232	$14,620	$11,248	$23,063
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	3,344	(5,169)	5,473	(9,830)
Tax effect at statutory rate (federal and state) of 26.25%	(878)	1,356	(1,437)	2,580
	$12,698	$10,807	$15,284	$15,813

Earnings per share (basic and diluted)	$0.99	$0.85	$1.19	$1.24

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,843	12,767	12,820	12,738

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

For the three and six months ended June 30, 2020, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Beginning balance	$140,498	$137,196	$137,750	$133,943
Operating results allocated to redeemable non-controlling interest partners	2,996	3,378	4,792	5,773
Distributions to redeemable non-controlling interest partners	(2,054)	(3,641)	(3,665)	(5,163)
Changes in the fair value of redeemable non-controlling interest	(3,344)	5,169	(5,473)	9,830
Purchases of redeemable non-controlling interest	(1,372)	(2,604)	(3,224)	(4,885)
Acquired interest	-	-	6,471	-
Reduction of non-controlling interest due to sale of USPH partnership interest	-	(6,132)	-	(6,132)
Sales of redeemable non-controlling interest - temporary equity	564	2,870	564	2,870
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(545)	(2,870)	(545)	(2,870)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	(15)	-	58	-
Ending balance	$136,728	$133,366	$136,728	$133,366

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	June 30, 2020	June 30, 2019

Contractual time period has lapsed but holder's employment has not been terminated	$72,815	$52,937
Contractual time period has not lapsed and holder's employment has not been terminated	63,913	80,429
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
	$136,728	$133,366

7. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019

Beginning balance	$317,676	$293,525
Goodwill acquired	13,845	31,330
Goodwill related to partnership interest sold	-	(7,325)
Goodwill write-off related to closed clinics	(1,859)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,232	146
Ending balance	$330,894	$317,676

The derecognition (write-off) of goodwill in the amount of $1.9 million was related to certain clinics that have been permanently closed.

8. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Tradenames	$31,490	$32,049
Referral relationships, net of accumulated amortization of $13,126 and $11,677, respectively	21,517	18,367
Non-compete agreements, net of accumulated amortization of $5,687 and $5,424, respectively	1,888	2,172
	$54,895	$52,588

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

The following table details the amount of amortization expense recorded for intangible assets for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Referral relationships	$836	$581	$1,449	$1,114
Non-compete agreements	87	169	264	338
	$923	$750	$1,713	$1,452

Based on the balance of referral relationships and non-compete agreements as of June 30, 2020, the expected amount to be amortized in 2020 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$1,369	2020 (excluding the six months ended June 30, 2020)	$300
2021	$2,737	2021	$552
2022	$2,689	2022	$375
2023	$2,581	2023	$305
2024	$2,417	2024	$250
Thereafter	$9,724	Thereafter	$193

9. ACCRUED EXPENSES

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Salaries and related costs	$16,809	$19,340
Credit balances due to patients and payors	6,871	4,303
Group health insurance claims	2,180	2,277
Closure costs	1,987	116
Federal income taxes payable	4,637	-
MAAPP funds payable	12,861	-
Deferred employer payroll taxes - CARES ACT	2,155	-
Other	3,825	4,819
Total	$51,325	$30,855

In response to the COVID-19 pandemic, the federal government approved the CARES Act. The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded these payments as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received will be applied to future Medicare billings commencing in August 2020, with all such remaining amounts required to be repaid by November 2020. Beginning November 2020, any unpaid balance will begin accruing interest. Failure to repay the advanced payments when due will result in interest charges on the outstanding balance owed.

Closure costs consist primarily of remaining lease commitments.

10. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Credit Agreement average effective interest rate of 2.3% inclusive of unused fee	$33,000	$46,000
Various notes payable with $4,635 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	5,320	5,089
	$38,320	$51,089
Less current portion	(4,635)	(728)
Long term portion	$33,685	$50,361

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

On June 30, 2020, $33.0 million was outstanding on the Amended Credit Agreement resulting in $92.0 million of availability. As of June 30, 2020, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement. Given the uncertainty inherent in operating results due to the COVID-19 pandemic, the Company continues to closely monitor covenant compliance. The Company will engage as required in discussions with its lender regarding an amendment to the facility so as to maintain compliance with all covenants.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In conjunction with the acquisitions on February 27, 2020, the Company entered into a note payable in the amount of $300,000 payable in February 2022 plus accrued interest. During the quarter ended June 30, 2020, the Company entered into various notes payable as a means of financing a portion of its acquisition of partner’s non-controlling interest in the amount of $0.2 million. Interest accrues at the rate of 4.75% per annum. In conjunction with the 2019 acquisitions, the Company entered into notes payable in the aggregate amount of $4.8 million of which an aggregate principal payment of $4.6 million is due in 2021 and $0.2 million is due in 2022. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at June 30, 2020 are as follows (in thousands):

During the twelve months ended June 30, 2021	$4,635
During the twelve months ended June 30, 2022	33,642
During the twelve months ended June 30, 2023	43
$38,320

The outstanding amounts under the Amended Credit Agreement facility (balance at June 30, 2020 of $33.0 million) mature on November 30, 2021.

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

For the three months and six months ended June 30, 2020, the components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$7,815	$7,708	$15,627	$15,295
Short-term lease cost	215	297	509	668
Variable lease cost	1,514	1,547	3,046	3,128
Total lease cost *	$9,544	$9,552	$19,182	$19,091

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$6,555	$7,686	$14,345	$15,392

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands) *	$7,535	$8,629	$19,075	$98,514

* Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of June 30, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (excluding the six months ended June 30, 2020)	$15,568
2021	26,363
2022	20,565
2023	14,968
2024	9,439
2025 and therafter	10,288
Total lease payments	$97,191
Less: imputed interest	6,359
Total operating lease liabilities	$90,832

Average lease terms and discount rates were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Weighted-average remaining lease term - Operating leases	4.21 Years	4.21 Years

Weighted-average discount rate - Operating leases	3.2%	3.2%

12. SEGMENT INFORMATION

The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as schools for athletic trainers.

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments, which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Net operating revenues:
Physical therapy operations	$74,199	$116,085	$177,040	$225,416
Industrial injury prevention services	9,658	10,288	19,534	17,188
Total Company	$83,857	$126,373	$196,574	$242,604

Gross profit:
Physical therapy operations (excluding closure costs)	$16,199	$28,433	$33,978	$53,610
Industrial injury prevention services	3,179	3,005	4,843	4,542
	$19,378	$31,438	$38,821	$58,152
Physical therapy operations - closure costs	94	13	3,846	9
Gross profit	$19,284	$31,425	$34,975	$58,143

Total assets:
Physical therapy operations			$534,238	$512,657
Industrial injury prevention services			50,780	48,188
Total Company			$585,018	$560,845

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 185,139 shares (based on the closing price of $81.02 on June 30, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2020.

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. We also operate an industrial injury prevention services business which include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments services.

Business Update Related to COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 21, 2020, the our results have been negatively impacted by the effects of the COVID-19 pandemic. Management has taken a number of steps to reduce costs, stem operating losses incurred in March and April and increase profits subsequently. In March, with the onset of the COVID-19 pandemic, we began to furlough or terminate approximately 40% of its 5,500 full and part-time workforce. Since early May, over 750 of the furloughed employees have returned to work on a full or part-time basis. As of the filing of this quarterly report, we continue to experience lower physical therapy revenues; however we have seen recent improvement. The Company’s physical therapy daily patient volumes in April declined to as low as 45% of normal. For the month of April recent average visits per day per clinic were 16.4, in May that increased to 18.6 and in June rose to an average of 21.8 visits per day per clinic. Our industrial injury prevention business has been less effected by the pandemic and is currently running at approximately 90% of normal. Management estimates that the physical therapy visits in the month of July 2020, reached 80% to 85% of pre-COVID-19 volume.

Selected Operating and Financial Data

At June 30, 2020, we operated 554 clinics (of which 8 are not currently seeing patients) in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 29 such third-party facilities under management as of June 30, 2020.

Our reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Our physical operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.  The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

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

During the six months ended June 30, 2020, we sold 11 previously closed clinics.  The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

•
For the second quarter ended June 30, 2020 (“2020 Second Quarter”), our Operating Results (as defined below) was $10.9 million, or $0.85 per diluted share, inclusive of relief funds received from the Public Health and Social Services Emergency Fund as part of the CARES Act (“Relief Funds”), as compared to $10.3 million, or $0.81 per diluted share, in quarter ended June 30, 2019 (“2019 Second Quarter”).  For the 2020 Second Quarter, our Operating Results was $5.0 million, or $0.39 per diluted share, without the Relief Funds.  Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs less gain on sale of partnership interest and clinics and Relief Funds, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest.

•
For the 2020 Second Quarter, our net income attributable to its shareholders, in accordance with GAAP, was $10.3 million as compared to $14.6 million for the comparable period of 2019.  Inclusive of the credit or charge for the revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the 2020 Second Quarter, the amount is $12.7 million, or $0.99 per share, as compared to $10.8 million, or $0.85 per share in the 2019 Second Quarter.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged or credited directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs less gain on sale of partnership interest and clinics and Relief Funds, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.  Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended June 30,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,232	$14,620
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	3,344	(5,169)
Tax effect at statutory rate (federal and state) of 26.25%	(878)	1,356
	$12,698	$10,807

Earnings per share (basic and diluted)	$0.99	$0.85

Adjustments:
Charges incurred for CFO search	-	-
Closure costs	94	-
Gain on sale of partnership interest and clinics	(1,073)	(5,823)
Receipts from the CARES Act Provider Relief Fund ("Relief Fund")	(7,958)	-
Allocation to non-controlling interest	1,900	-
Revaluation of redeemable non-controlling interest	(3,344)	5,169
Tax effect at statutory rate (federal and state) of 26.25%	2,725	172
Operating Results (without receipts from Relief Fund)	$5,042	$10,325

Receipts from Relief Fund	7,958	-
Tax effect at statutory rate (federal and state) of 26.25%	(2,089)	-
Operating Results (including receipts from Relief Fund)	$10,911	$10,325

Basic and diluted Operating Results (without receipts from Relief Fund) per share	$0.39	$0.81
Basic and diluted Operating Results (including receipts from Relief Fund) per share	$0.85	$0.81

Shares used in computation - basic and diluted	12,843	12,767

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Net operating revenues:
Physical therapy operations	$74,199	$116,085
Industrial injury prevention services	9,658	10,288
Total Company	$83,857	$126,373

Gross profit:
Physical therapy operations (excluding closure costs)	$16,199	$28,433
Industrial injury prevention services	3,179	3,005
	$19,378	$31,438
Physical therapy operations - closure costs	94	13
Gross profit	$19,284	$31,425

Revenues

•
Reported net revenues in the 2020 Second Quarter was $83.9 million as compared to $126.4 million in the 2019 Second Quarter.  Adjusted for the clinics sold in 2019 and 2020, net patient revenues were $83.7 million ($83.9 million less $0.2 million related to sold clinics) in the 2020 Second Quarter compared to $118.8 million ($126.4 million less $7.6 million related to sold clinics) in the 2019 Second Quarter.  The remaining reduction in revenue of $35.1 million is due to the adverse effects of the COVID-19 pandemic. Please see table below.

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Reported net revenues	$83,857	$126,373
2019 sold clinics	-	(6,552)
2020 sold clinics	(112)	(1,039)
	$83,745	$118,782

•
Net patient revenues from physical therapy operations were approximately $72.3 million in the 2020 Second Quarter and $113.4 million in the 2019 Second Quarter. Included in net patient revenues for the 2020 Second Quarter was $5.0 million related to clinics opened or acquired after June 30, 2019 (“New Clinics”).  Included in net patient revenues for the 2019 Second Quarter was $7.8 million related to clinics sold in the six months ended June 30, 2019 and 2020.  During the 2019 Second Quarter, the Company sold its interest in a partnership that included 30 clinics and during the 2020 Second Quarter, the Company sold its interest in eleven closed clinics.

•
The average net patient revenue per visit was $106.97 for the 2020 Second Quarter and $107.16 for the 2019 Second Quarter. Total patient visits were 675,700 in the 2020 Second Quarter and 1,058,000 for the 2019 Second Quarter. Adjusted for the clinics sold in 2020 and 2019, total patient visits were 674,600 in the 2020 Second Quarter and 992,200 for the 2019 Second Quarter.  The reduction in adjusted total patient visits is due to the adverse effects of the COVID-19 pandemic. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

•
Also included in physical therapy operations was revenue from physical therapy management contracts which was $1.6 million for the 2020 Second Quarter and $2.2 million in 2019 Second Quarter. Other miscellaneous revenue from physical therapy operations was $0.3 million in the 2020 Second Quarter and $0.5 million in the 2019 Second Quarter.  Other miscellaneous revenue include physical therapy services, including athletic trainers, provided on-site such as for schools.

•
Revenue from the industrial injury prevention services business decreased 6.1% to $9.7 million in the 2020 Second Quarter compared to $10.3 million in the 2019 Second Quarter.  The reduction is primarily attributable to the adverse effects of the COVID-19 pandemic.  Currently, the industrial injury prevention services business is running at slightly over 90% of normal.

Operating Costs

Total operating costs, excluding closure costs, were $64.5 million in  the 2020 Second Quarter, or 76.9% of net revenues, as compared to $94.9 million in the 2019 Second Quarter, or 75.1% of net revenues. Total operating costs for the physical therapy operations, excluding closure costs, were $58.0 million in the 2020 Second Quarter, or 78.2% of physical therapy operations revenues, as compared to $87.7 million in the 2019 Second Quarter, or 75.5% of physical therapy operations revenues. Included in operating costs for the physical therapy operations for the 2020 Second Quarter was $3.8 million related to New Clinics, of which $2.6 million related the clinics acquired in September 2019 and February 2020.  Adjusted for the operating costs for clinics related to the partnership interest sold in 2019 and 2020 of $6.6 million in 2019 Second Quarter and $0.5 million in 2020 Second Quarter, operating costs for clinic opened or acquired prior to July 1, 2019 (“Mature Clinics”) decreased by $26.5 million in the 2020 Second Quarter compared to the 2019 Second Quarter.  Operating costs, included in physical therapy operations, related to management contracts decreased by $0.7 million.  Closure costs of $0.1 million include estimates of remaining lease obligations and other costs offset by settlement of certain lease commitments recorded in the first quarter of 2019 due to closed clinics.

Total operating costs for the industrial injury prevention services business, were $6.5 million in the 2020 Second Quarter, or 67.1% of industrial injury prevention services revenues, as compared to $7.3 million in the 2019 Second Quarter, or 70.8% of net industrial injury prevention revenues.

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, were 51.8% of net revenues in the 2020 Second Quarter versus 55.9% in the 2019 Second Quarter primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic.  Please see discussion in Business Update Related to COVID-19 for further information. Salaries and related costs for the physical therapy operations were $37.9 million in the 2020 Second Quarter, or 51.1% of physical therapy operations revenues, as compared to $64.6 million in the 2019 Second Quarter, or 55.6% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2020 Second Quarter was $2.2 million related to New Clinics.  Adjusted for the salaries and related costs for clinics related to the partnership interest sold in 2019 and 2020 of $4.9 million in the 2019 Second Quarter and $0.1 million in the 2020 Second Quarter, salaries and related costs for Mature Clinics decreased by $23.5 million in the Second Quarter 2020 compared to the Second Quarter 2019 .  Salaries and related costs, included in physical therapy operations, related to management contracts decreased by $0.6 million.

Salaries and related costs for the industrial injury prevention services business, were $5.5 million in the 2020 Second Quarter, or 56.9% of industrial injury prevention services revenues, as compared to $6.0 million in the 2019 Second Quarter, or 58.7% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 24.2% of net revenues in the 2020 Second Quarter versus 18.2% in the 2019 Second Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations were $19.3 million in the 2020 Second Quarter, or 26.0% of physical therapy operations revenues, as compared to $21.8 million in the 2019 Second Quarter, or 18.8% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs for the physical therapy operations for the 2020 Second Quarter was $1.5 million related to New Clinics.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the partnership interest sold in 2019 and 2020 of $1.6 million in the 2019 Second Quarter and $0.4 million in the 2020 second quarter, rent, supplies, contract labor and other costs for Mature Clinics decreased by $2.6 million in the Second Quarter 2020 compared to the Second Quarter 2019 .  Rent, supplies, contract labor and other costs, included in physical therapy operations, related to management contracts decreased slightly.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business, were $1.0 million in the 2020 Second Quarter, or 10.2% of industrial injury prevention services revenues, as compared to $1.2 million in the 2019 Second Quarter, or 12.1% of net industrial injury prevention services revenues.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net revenue was 0.9% in the 2020 Second Quarter and 1.0% for the comparable period in 2019.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 6.4% at June 30, 2020, as compared to 5.6% at December 31, 2019. Our days’ sales outstanding were 36 days at June 30, 2020 and 33 days at December 31, 2019.

Gross Profit

Gross profit, including physical therapy operations, without closure costs, and the industrial injury prevention service business, was $19.4 million, or 23.1% of net revenue, as compared to $31.4 million, or 24.9% of net revenues, in the 2019 Second Quarter. Gross profit for the physical therapy operations was $16.2 million in the 2020 Second Quarter, or 21.8% of physical therapy operations revenues, as compared to $28.4 million in the 2019 Second Quarter, or 24.5% of physical therapy operations revenues. Gross profit for the physical therapy operations, excluding management contracts, was $15.8 million in the 2020 Second Quarter, or 21.7% of net patient revenues, as compared to $28.1 million in the 2019 Second Quarter, or 24.7% of net patient revenues. Gross profit for management contracts was $0.4 million in the 2020 Second Quarter, or 26.9% of management contract revenues, as compared to $0.3 million in the 2019 Second Quarter, or 15.4% of net patient revenues.

The gross profit for the industrial injury prevention service business was $3.2 million, or 32.9%, in the 2020 Second Quarter as compared to $3.0 million, or 29.2%, in the 2019 Second Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $9.0 million for the 2020 Second Quarter and $11.5 million for the 2019 Second Quarter primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic.  Please see discussion in Business Update Related to COVID-19 for further information. As a percentage of net revenues, corporate office costs were 10.8% for the 2020 Second Quarter and 9.1% for the 2019 Second Quarter.

Operating Income

Operating income for the 2020 Second Quarter was $10.3 million as compared to $19.9 million for the 2019 Second Quarter. Operating income as a percentage of net revenue decreased from 15.7% in the 2019 period to 12.2% in 2020.  For the 2020 Second Quarter, operating income increased $6.2 million or 3.6% compared to the first quarter of 2020. See discussion above related to the effects of COVID-19 on our business and results of operation.

Relief Funds

Included in other income in the 2020 Second Quarter was $7.9 million of Relief Funds.  The Relief Funds do not have to be repaid and were used for operations and offset of losses due to the COVID-19 pandemic.

Gain on Sale of Partnership Interest and Clinics

Included in other income was a gain of $1.1 million in the 2020 Second Quarter resulting from the sale of 11 previously closed clinics. A gain of $5.8 million was recognized in the 2019 Second Quarter resulting from the sale of a partnership interest which included 30 clinics.

Interest Expense

Interest expense was $653,000 in the 2020 Second Quarter and $607,000 in the 2019 Second Quarter due to higher average borrowings under the Company’s Amended Credit Agreement. At June 30, 2020, $33.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $3.9 million for the 2020 Second Quarter and $5.3 million for the 2019 Second Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 27.5% for the 2020 Second Quarter and 26.7% for the 2019 Second Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019

Income before taxes	$18,645	$25,118

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,535)	(1,802)
Redeemable non-controlling interests - temporary equity	(2,996)	(3,378)
	$(4,531)	$(5,180)

Income before taxes less net income attributable to non-controlling interests	$14,114	$19,938

Provision for income taxes	$3,882	$5,318

Percentage	27.5%	26.7%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.5 million in the 2020 Second Quarter and $1.8 million in the 2019 Second Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $3.0 million in the 2020 Second Quarter and $3.4 million in the 2019 Second Quarter.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

•
For the six months ended June 30, 2020 (“2020 Six Months”), our Operating Results (as defined below), was $14.8 million, or $1.15 per diluted share, inclusive of Relief Funds, as compared to $18.8 million, or $1.47 per diluted share in the six months ended June 30, 2019 (“2019 Six Months”).  For the 2020 Six Months, our Operating Results, was $8.9 million, or $0.70 per diluted share, without the Relief Funds.  Please see page 32 for the definition of Operating Results.

•
For the 2020 Six Months, our net income attributable to its shareholders, in accordance with GAAP, was $11.2 million as compared to $23.0 million for the 2019 Six Months.  Inclusive of the credit or charge for the revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the 2020 Six Months, the amount is $15.3 million, or $1.19 per share, as compared to $15.8 million, or $1.24 per share, in the 2019 Six Months.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged or credited directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs less gain on sale of partnership interest and clinics and Relief Funds, and excludes the ongoing CFO search, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.  Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$11,248	$23,063
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	5,473	(9,830)
Tax effect at statutory rate (federal and state) of 26.25%	(1,437)	2,580
	$15,284	$15,813

Earnings per share (basic and diluted)	$1.19	$1.24

Adjustments:
Charges incurred for CFO search	133	-
Closure costs	3,846	-
Gain on sale of partnership interest and clinics	(1,073)	(5,823)
Receipts from the CARES Act Provider Relief Fund ("Relief Fund")	(7,958)	-
Allocation to non-controlling interest	1,900	-
Revaluation of redeemable non-controlling interest	(5,473)	9,830
Tax effect at statutory rate (federal and state) of 26.25%	2,264	(1,052)
Operating Results (without receipts from Relief Fund)	$8,923	$18,768

Receipts from Relief Fund	7,958	-
Tax effect at statutory rate (federal and state) of 26.25%	(2,089)	-
Operating Results (including receipts from Relief Fund)	$14,792	$18,768

Basic and diluted Operating Results (without receipts from Relief Fund) per share	$0.70	$1.47
Basic and diluted Operating Results (including receipts from Relief Fund) per share	$1.15	$1.47

Shares used in computation - basic and diluted	12,820	12,738

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Net operating revenues:
Physical therapy operations	$177,040	$225,416
Industrial injury prevention services	19,534	17,188
Total Company	$196,574	$242,604

Gross profit:
Physical therapy operations (excluding closure costs)	$33,978	$53,610
Industrial injury prevention services	4,843	4,542
	$38,821	$58,152
Physical therapy operations - closure costs	3,846	9
Gross profit	$34,975	$58,143

Total Assets:
Physical therapy operations	$534,238	$512,657
Industrial injury prevention services	50,780	48,188
Total Company	$585,018	$560,845

Revenues

•
Reported net revenues in the 2020 Six Months was $196.6 million as compared to $242.6 million in the 2019 Six Months.  Adjusted for the clinics sold in 2019 and 2020, net patient revenues were $195.6 million ($196.6 million less $1.0 million related to sold clinics) in the 2020 Six Months compared to $228.4 million ($242.6 million less $14.2 million related to sold clinics) in the 2019 Six Months.  The remaining reduction in revenue of $32.8 million is due to the adverse effects of the COVID-19 pandemic. Please see table below.

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Reported net revenues	$196,574	$242,604
2019 sold clinics	-	(12,237)
2020 sold clinics	(949)	(1,997)
	$195,625	$228,370

•
Net patient revenues from physical therapy operations were approximately $172.4 million in the 2020 Six Months and $220.0 million in the 2019 Six Months. Included in net patient revenues for the 2020 Six Months was $9.1 million related to New Clinics.  Included in net patient revenues for the 2020 Six Months was $1.0 million related to the clinics sold in 2020.  For the 2019 Six Months, net patient revenue included $7.8 million related to the clinics sold in the six months ended June 30, 2019 and 2020.  During the 2019 Six Months, the Company sold its interest in a partnership that included 30 clinics and during the 2020 six month period, the Company sold its interest in 11 closed clinics.

•
The average net patient revenue per visit was $104.70 for the 2020 Six Months and $106.83 for the 2019 Six Months. Total patient visits were 1,646,700 in the 2020 Six Months and 2,059,000 for the 2019 Six Months. Adjusted for the clinics sold in 2020 and 2019, total patient visits were 1,637,800 in the 2020 Six Months and 1,934,500 for the 2019 Six Months.  The reduction in adjusted total patient visits is due to the adverse effects of the COVID-19 pandemic. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

•
Also included in physical therapy operations was revenue from physical therapy management contracts which was $3.7 million for the 2020 Six Months and $4.4 million in 2019 Six Months. Other miscellaneous revenue from physical therapy operations was $0.9 million in the 2020 Six Months and $1.0 million in the 2019 Six Months.  Other miscellaneous revenue include physical therapy services, including athletic trainers, provided on-site such as for schools.

•
Revenue from the industrial injury prevention services business increased 13.6% to $19.5 million in the 2020 Six Months compared to $17.2 million in the 2019 Six Months.  The increase is primarily attributable to the acquisition in April 2019 offset by the adverse effects of the COVID-19 pandemic.  Currently, the industrial injury prevention services business is running at slightly over 90% of normal.

Operating Costs

Total operating costs, excluding closure costs, were $157.8 million in the 2020 Six Months, or 80.3% of net revenues, as compared to $184.5 million in the 2019 Six Months, or 76.0% of net revenues. Total operating costs for the physical therapy operations, excluding closure costs, were $143.1 million in the 2020 Six Months, or 80.8% of physical therapy operations revenues, as compared to $171.8 million in the 2019 Six Months, or 76.2% of physical therapy operations revenues. Included in operating costs for the physical therapy operations for the 2020 Six Months was $7.3 million related to New Clinics, of which $4.7 million related the clinics acquired in September 2019 and February 2020.  Adjusted for the operating costs for clinics related to the partnership interests sold in 2019 and 2020 of $6.6 million in the 2019 Six Months and $0.5 million in  the 2020 Six Months, operating costs for clinic opened or acquired prior to July 1, 2019 (“Mature Clinics”) decreased by $26.5 million in the Second Quarter 2020 compared to the Second Quarter 2019.  Operating costs, included in physical therapy operations, related to management contracts decreased by $0.7 million.  Closure costs of $0.1 million include estimates of remaining lease obligations and other costs offset by settlement of certain lease commitments recorded in the 2019 First Quarter due to closed clinics.

Operating costs for the industrial injury prevention services business, were $14.7 million in the 2020 Six Months, or 74.7% of industrial injury prevention services revenues, as compared to $12.7 million in the 2019 Six Months, or 52.1% of net industrial injury prevention revenues.

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, were 57.2% of net revenues in the 2020 Six Months versus 56.4% in the 2019 Six Months primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic.  Please see discussion in Business Update Related to COVID-19 for further information.  Salaries and related costs for the physical therapy operations were $100.0 million in the 2020 Six Months, or 56.5% of physical therapy operations revenues, as compared to $126.5 million in the 2019 Six Months, or 56.1% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2020 Six Months was $4.5 million related to New Clinics.  Adjusted for the salaries and related costs for clinics related to the partnership interest sold in 2019 and 2020 of $9.6 million in the 2019 Six Months and $0.6 million in the 2020 Six Months, salaries and related costs for Mature Clinics decreased by $21.4 million in the Second Quarter 2020 compared to the Second Quarter 2019.  Salaries and related costs, included in physical therapy operations, related to management contracts decreased by $0.7 million.

Salaries and related costs for the industrial injury prevention services business, were $12.4 million in the 2020 Six Months, or 63.6% of industrial injury prevention services revenues, as compared to $10.4 million in the 2019 Six Months, or 60.4% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 22.0% of net revenues in the 2020 Six Months versus 18.6% in the 2019 Six Months. Rent, supplies, contract labor and other costs for the physical therapy operations were $40.9 million in the 2020 Six Months, or 23.1% of physical therapy operations revenues, as compared to $45.1 million in the 2019 Six Months, or 20.0% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs for the physical therapy operations for the 2020 Six Months was $2.4 million related to New Clinics.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the partnership interest sold in 2019 and 2020 of $3.1 million in the 2019 Six Months and $0.2 million in the 2020 Six Months, rent, supplies, contract labor and other costs for Mature Clinics decreased by $1.4 million in the Second Quarter 2020 compared to the Second Quarter 2019.  Rent, supplies, contract labor and other costs, included in physical therapy operations, related to management contracts increased slightly.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business, were $2.3 million in both the 2020 and 2019 Six Months.  As a percentage of industrial injury prevention services revenues, rent, supplies, contract labor and other costs were 11.6% and 13.1% of net industrial injury prevention services revenues for the 2020 and 2019 Six Months, respectively.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net revenue was 1.1% in the 2020 Six Months and 1.0% for the 2019 Six Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 6.4% at June 30, 2020, as compared to 5.6% at December 31, 2019. Our days’ sales outstanding were 36 days at June 30, 2020 and 33 days at December 31, 2019.

Gross Profit

Gross profit, including physical therapy operations, without closure costs, and the industrial injury prevention services business, was $38.8 million, or 19.7% of net revenue, as compared to $58.2 million, or 24.0% of net revenues, in the 2019 Six Months. Gross profit for the physical therapy operations was $34.0 million in the 2020 Six Months, or 19.2% of physical therapy operations revenues, as compared to $53.6 million in the 2019 Six Months, or 23.8% of physical therapy operations revenues. Gross profit for the physical therapy operations, excluding management contracts, was $33.2 million in the 2020 Six Months, or 19.2% of net patient revenues, as compared to $52.9 million in the 2019 Six Months, or 23.9% of net patient revenues. Gross profit for management contracts was $0.8 million in the 2020 Six Months, or 20.5% of management contract revenues, as compared to $0.7 million in the 2019 Six Months, or 16.9% of net patient revenues.

The gross profit for the industrial injury prevention services business was $4.8 million, or 24.8%, in the 2020 Six Months as compared to $4.5 million, or 26.4%, in the 2019 Six Months.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $20.7 million for the 2020 Six Months and $22.8 million for the 2019 Six Months primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic. As a percentage of net revenues, corporate office costs were 10.5% for the 2020 Six Months and 9.4% for the 2019 Six Months.

Operating Income

Operating income for the 2020 Six Months was $14.3 million as compared to $35.3 million for the 2019 Six Months. Operating income as a percentage of net revenue decreased from 14.6% in the 2019 Six Months to 7.3% in 2020.  See discussion above related to the effects of COVID-19 on our business and results of operations.

Relief Funds

Included in other income in the 2020 Six Months was $7.9 million of Relief Funds.  The Relief Funds do not have to be repaid and were used for operations and offset of losses due to the COVID-19 pandemic.

Gain on Sale of Partnership Interest and Clinics

Included in other income was a gain of $1.1 million in the 2020 Six Months resulting from the sale of 11 previously closed clinics and, as previously disclosed, a gain of $5.8 million in the 2019 Six Months resulting from the sale of a partnership interest which included 30 clinics.

Interest Expense

Interest expense was $1.1 million in the 2020 Six Months and $1.0 in the 2019 Six Months due to higher average borrowings under the Company’s Amended Credit Agreement. At June 30, 2020, $33.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $4.2 million for the 2020 Six Months and $8.0 million for the 2019 Six Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 27.1% for the 2020 Six Months and 25.8% for the 2019 Six Months.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019

Income before taxes	$22,275	$40,201

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(2,061)	(3,339)
Redeemable non-controlling interests - temporary equity	(4,792)	(5,773)
	$(6,853)	$(9,112)

Income before taxes less net income attributable to non-controlling interests	$15,422	$31,089

Provision for income taxes	$4,174	$8,026

Percentage	27.1%	25.8%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $2.0 million in the 2020 Six Months and $3.3 million in the 2019 Six Months.  Net income attributable to redeemable non-controlling interests (temporary equity) was $4.8 million in the 2020 Six Months and $5.8 million in the 2019 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At June 30, 2020 and December 31, 2019, we had $43.5 million and $23.5 million, respectively, in cash.  We believe that our cash is sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2021.

Included in our cash at June 30, 2020 are the receipts from the Medicare Accelerated and Advance Payment Program (“MAAPP”) of $12.4 million.  Based on current regulations, MAAPP funds received will be applied to future Medicare billings commencing in August 2020, with all such remaining amounts required to be repaid by us by November 2020.  Beginning November 2020, any unpaid balance will begin accruing interest.

Cash and cash equivalents increased by $20.0 million from December 31, 2019 to June 30, 2020.  During the 2020 Six Months, $48.4 million was provided by operations and $12.9 million from MAAPP, as described above. The major uses of cash for investing and financing activities included: net reduction in credit line ($33.0 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($5.7 million), purchase of business ($11.6 million), purchase of fixed assets ($4.6 million), cash dividends paid to our shareholders ($4.1 million), and a purchase of redeemable non-controlling interests ($2.4 million). During the 2020 Second Quarter, we were able to negotiate rent abatements and deferrals totaling $1.6 million.

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

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that we could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50.0 million for any fiscal year, and increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $10.0 million in any fiscal year.  The March 2017 amendment, among other items, increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $15.0 million in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount we may pay in cash dividends to $20.0 million to our shareholders and extended the maturity date to November 30, 2021.  As of June 30, 2020, we were in compliance with all of the covenants contained in the credit agreement. Given the uncertainty inherent in operating results due to the COVID-19 pandemic, the Company continues to closely monitor covenant compliance. The Company will engage as required in discussions with its lender regarding an amendment to the facility so as to maintain compliance with all covenants.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2020 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2018 through June 2020. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At June 30, 2020, the balance on these notes payable was $5.3 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of June 30, 2020, we have accrued $6.9 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of June 30, 2020, there are currently an additional estimated 185,139 shares (based on the closing price of $81.02 on June 30, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2020.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2020, $33.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2020, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $330,000.

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

(b)	Changes in Internal Control Over Financial Reporting

In the second quarter ended June 30, 2020, we have added and/or modified certain internal controls and processes to address risks related to COVID-19. Additionally, in the second quarter of 2020, as a result of both quantitative and qualitative tests performed as part of the existing quarterly reporting process, it was determined that Briotix met the requirements to be considered a reportable segment. Accordingly, we have added and/or modified certain internal controls and processes to address required changes in reporting. There have not been any additional changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests)

As described in Note 6, the redeemable non-controlling interests in our partnerships are held by our partners.  Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause the Company to purchase their redeemable non-controlling interests.  Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on the Company’s capital structure.

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

U.S. PHYSICAL THERAPY, INC.

Date: August 7, 2020	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller