Form 10-Q
period 2020-09-30
U S PHYSICAL THERAPY INC /NV
filed 2020-11-06
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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

As of  November 6, 2020, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,850,350.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$30,129	$23,548
Patient accounts receivable, less allowance for doubtful accounts of $2,154 and $2,698, respectively	39,439	46,228
Accounts receivable - other	9,878	9,823
Other current assets	3,198	5,787
Total current assets	82,644	85,386
Fixed assets:
Furniture and equipment	55,411	54,942
Leasehold improvements	34,111	33,247
Fixed assets, gross	89,522	88,189
Less accumulated depreciation and amortization	68,048	66,099
Fixed assets, net	21,474	22,090
Operating lease right-of-use assets	78,784	81,586
Goodwill	336,946	317,676
Other identifiable intangible assets, net	54,060	52,588
Other assets	1,530	1,519
Total assets	$575,438	$560,845

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,060	$2,494
Accrued expenses	60,236	30,855
Current portion of operating lease liabilities	26,905	26,486
Current portion of notes payable	4,999	728
Total current liabilities	93,200	60,563
Notes payable, net of current portion	509	4,361
Revolving line of credit	7,000	46,000
Deferred taxes	8,570	10,071
Operating lease liabilities, net of current portion	60,137	60,258
Other long-term liabilities	349	141
Total liabilities	169,765	181,394

Redeemable non-controlling interests - temporary equity	139,801	137,750

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,065,087 and 14,989,337 shares issued, respectively	151	150
Additional paid-in capital	93,195	87,383
Retained earnings	203,201	184,352
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	264,919	240,257
Non-controlling interests - permanent equity	953	1,444
Total USPH shareholders’ equity and non-controlling interests	265,872	241,701
Total liabilities, redeemable non-controlling interests, USPH shareholders’ equity and non-controlling interests	$575,438	$560,845

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30,2020	September 30, 2019

Net patient revenues	$96,398	$104,392	$268,803	$324,405
Other revenues	12,531	12,859	36,700	35,450
Net revenues	108,929	117,251	305,503	359,855
Operating costs:
Salaries and related costs	57,519	66,748	169,952	203,684
Rent, supplies, contract labor and other	19,695	22,166	62,915	67,236
Provision for doubtful accounts	1,279	962	3,379	3,408
Closure costs - lease and other	79	3	2,066	12
Closure costs - derecognition of goodwill	-	-	1,859	-
Total operating costs	78,572	89,879	240,171	274,340

Gross profit	30,357	27,372	65,332	85,515

Corporate office costs	10,422	10,556	31,121	33,376
Operating income	19,935	16,816	34,211	52,139

Other income and expense:
Relief Funds	390	-	8,349	-
Gain on sale of partnership interest and clinics	18	-	1,091	5,823
Interest and other income, net	50	7	97	27
Interest expense - debt and other	(351)	(557)	(1,431)	(1,522)
Total other income and expense	107	(550)	8,106	4,328
Income before taxes	20,042	16,266	42,317	56,467
Provision for income taxes	4,279	3,197	8,453	11,223

Net income	15,763	13,069	33,864	45,244

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,828)	(1,643)	(3,889)	(4,982)
Redeemable non-controlling interests - temporary equity	(3,019)	(2,379)	(7,811)	(8,152)
	(4,847)	(4,022)	(11,700)	(13,134)

Net income attributable to USPH shareholders	$10,916	$9,047	$22,164	$32,110

Basic and diluted earnings per share attributable to USPH shareholders	$0.61	$0.66	$1.80	$1.90

Shares used in computation - basic and diluted	12,847	12,774	12,829	12,750

Dividends declared per common share	$-	$0.30	$0.32	$0.84

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net income including non-controlling interests	$33,864	$45,244
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	8,066	7,377
Provision for doubtful accounts	3,379	3,408
Equity-based awards compensation expense	5,325	5,262
Deferred income taxes	(834)	3,680
Loss on sale of fixed assets	346	-
Gain on sale of partnership interest	(1,091)	(5,823)
Write-off of goodwill - closed clinics	1,859	-
Other	-	120
Changes in operating assets and liabilities:
Decrease (increase) in patient accounts receivable	4,117	(8,171)
Decrease(increase) in accounts receivable - other	730	(1,006)
Decrease (increase) in other assets	5,404	(2,744)
Increase (decrease) in accounts payable and accrued expenses	13,495	(440)
Decrease in other long-term liabilities	(58)	(443)
Net cash provided by operating activities	74,602	46,464

INVESTING ACTIVITIES
Purchase of fixed assets	(5,494)	(7,428)
Purchase of majority interest in businesses, net of cash acquired	(15,322)	(30,365)
Purchase of redeemable non-controlling interest, temporary equity	(3,087)	(5,699)
Purchase of non-controlling interest, permanent equity	(184)	(138)
Proceeds on sale of redeemable non-controlling interest, temporary equity	54	11,601
Proceeds on sales of partnership interest and clinics	674	-
Proceeds on sale of fixed assets	444	64
Net cash used in investing activities	(22,915)	(31,965)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(14,223)	(10,862)
Cash dividends paid to shareholders	(4,110)	(10,723)
Proceeds from revolving line of credit	134,000	110,000
Payments on revolving line of credit	(173,000)	(97,000)
Principal payments on notes payable	(700)	(1,409)
Medicare Accelerated and Advance Payment Funds	12,924	-
Other	3	(17)
Net cash used in financing activities	(45,106)	(10,011)

Net increase in cash and cash equivalents	6,581	4,488
Cash and cash equivalents - beginning of period	23,548	23,368
Cash and cash equivalents - end of period	$30,129	$27,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,421	$9,458
Interest	$1,202	$1,412
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$796	$4,300
Purchase of business - payable to common shareholders of acquired business	$-	$502
Purchase of redeemable non-controlling interest - notes payable	$137	$-
Payable due to purchase of redeemable non-controlling interest	$699	$283
Receivables related to sale of partnership interest	$386	$-
Notes receivables related to sale of partnership interest	$670	$2,780

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688
Issuance of restricted stock, net of cancellations	7	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,207)	-	-	(3,207)	-	(3,207)
Compensation expense - equity-based awards	-	-	1,936	-	-	-	1,936	-	1,936
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,309)	(2,309)
Other	-	-	1	19	-	-	20	-	20
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,828	1,828
Net income attributable to USPH shareholders	-	-	-	10,916	-	-	10,916	-	10,916
Balance September 30, 2020	15,065	$151	$93,195	$203,201	(2,215)	$(31,628)	$264,919	$953	$265,872

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	76	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	867	-	-	867	-	867
Compensation expense - equity-based awards	-	-	5,325	-	-	-	5,325	-	5,325
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(4,352)	(4,352)
Other	-	-	1	(72)	-	-	(71)	(28)	(99)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	3,889	3,889
Net income attributable to USPH shareholders	-	-	-	22,164	-	-	22,164	-	22,164
Balance September 30, 2020	15,065	$151	$93,195	$203,201	(2,215)	$(31,628)	$264,919	$953	$265,872

See notes to consolidated financial statements.

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2019	14,989	$149	$84,125	$176,610	(2,215)	$(31,628)	$229,256	$1,491	$230,747
Issuance of restricted stock, net of cancellations	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(679)	-	-	(679)	-	(679)
Compensation expense - equity-based awards	-	-	1,704	-	-	-	1,704	-	1,704
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-
Purchase of non-controlling interest	-	-	-	-	-	-	-	-	-
Dividends paid to USPH shareholders	-	-	-	(3,832)	-	-	(3,832)	-	(3,832)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	-	-	-	-	-	-
Other	-	1	(1)	(11)	-	-	(11)	-	(11)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,292)	(1,292)
Net income attributable to non-controlling interests - permanent equity	-	-	-	-	-	-	-	1,643	1,643
Net income attributable to USPH shareholders	-	-	-	9,047	-	-	9,047	-	9,047
Balance September 30, 2019	14,989	$150	$85,828	$181,135	(2,215)	$(31,628)	$235,485	$1,842	$237,327

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2019	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875
Issuance of restricted stock, net of cancellations	90	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(7,929)	-	-	(7,929)	-	(7,929)
Compensation expense - equity-based awards	-	-	5,262	-	-	-	5,262	-	5,262
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of non-controlling interest	-	-	(97)	-	-	-	(97)	(7)	(104)
Dividends paid to USPH shareholders	-	-	-	(10,723)	-	-	(10,723)	-	(10,723)
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	298	-	-	298	-	298
Other	-	1	(1)	(17)	-	-	(17)	-	(17)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(4,063)	(4,063)
Net income attributable to non-controlling interests - permanent equity		-	-	-	-	-	-	4,982	4,982
Net income attributable to USPH shareholders	-	-	-	32,110	-	-	32,110	-	32,110
Balance September 30, 2019	14,989	$150	$85,828	$181,135	(2,215)	$(31,628)	$235,485	$1,842	$237,327

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments.  The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the 2020 segment presentation. See Note 12. Segment Information.

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

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.

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

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in the form of a seller note that was payable in two principal installments totaling $150,000 each. The first principal payment plus accrued interest was paid in September 2020 with the second installment to be paid in September 2021. The note accrues interest at 5.0% per annum.

During the nine months ended September 30, 2020, the Company sold 12 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable, payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

As of September 30, 2020, the Company operated 550 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 38 third-party facilities under management as of September 30, 2020.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets as non-controlling interests – permanent equity and within the income statements as net-income attributable to non-controlling interests – permanent equity.

For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated statements of income line item – net income attributable to non-controlling interests – redeemable non-controlling interests – temporary equity and the equity interests are recorded on the consolidated balance sheet as redeemable non-controlling interests – temporary interests.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

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

On April 11, 2019, the Company acquired 100% of a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%.

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

Operating results for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results the Company expects for the entire year.

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

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC on May 21, 2020 and August 7, 2020, respectively, the Company’s results have been negatively impacted by the effects of the COVID-19 pandemic. Management has taken a number of steps to reduce costs, make up for operating losses incurred in March and April, and increase profits.  The Company continues to experience somewhat lower physical therapy patient volumes; however revenues improved significantly in the 2020 third quarter compared to the 2020 second quarter. The Company’s average physical therapy patient volumes per day per clinic were 26.2, 18.9, and 25.8, respectively, in the first three quarters of 2020. The Company’s industrial injury prevention business has been less affected by the pandemic and is currently running at slightly less than its pre-COVID-19 levels.

In March, with the onset of the COVID-19 pandemic, the Company began to furlough or terminate approximately 40% of its 5,500 full and part-time workforce. Since early May, appoximately 1,200 of the furloughed employees have returned to work on a full or part-time basis.

As of the filing of this quarterly report, the Company continues to experience lower physical therapy revenues; however the Company has seen recent improvements. As stay at home orders and other restrictions have been lifted, we have seen our physical therapy volumes trending upwards. Should stay at home orders or other restrictions be reenacted, we could see the Company’s patient volume and revenues decline again.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned a large number of office-based employees to a remote work environment.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

The Company has received, or expects to receive, a number of benefits under the CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval to receive from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company will record these payments as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received are required to be  applied to future Medicare billings commencing in August 2021, with all such remaining amounts required to be repaid by January 2024. Beginning January 2024, any unpaid balance will begin accruing interest. The Company currently intends to repay funds prior to August 2021.  Included in cash and cash equivalents and accrued liabilities at September 30, 2020 is $12.9 million of MAAPP funds.

•
The Company elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of September 30, 2020, included in accrued liabilities is $4.9 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through September 30, 2020, the Company’s consolidated subsidiaries received approximately $8.3 million of payments under the CARES Act (“Relief Funds”). In accordance with GAAP, these payments have been recorded as Other income – Relief Funds. For the three and nine months ended September 30, 2020, the Company has recognized approximately $0.4 million and $8.3 million, respectively, as Other income – Relief Funds on the accompanying consolidated statements of income. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest to and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

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

Goodwill and other indefinite-lived intangible assets are not amortized, but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events, and are written down to fair value if considered impaired. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge.

The Company is first required to assess qualitatively if it can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, the Company is then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. The Company considers both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.

To determine the fair values of its tradenames, the Company uses a relief from royalty income approach.

Based on the current economic conditions and the decline in patient visits due to the pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of September 30, 2020. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units was impaired as of September 30, 2020.

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

For the nine months ended September 30, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value, net of tax, directly to retained earnings and they are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

Revenue Recognition

Revenues are recognized in the period in which services are rendered. See Note 3- Revenue Recognition, for further discussion of revenue recognition.

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

On March 27, 2020, CARES Act was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the nine months ended September 30, 2020.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2020. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2020.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is effective prospectively for fiscal years, and the interim periods within those years, beginning after December 15, 2019. The Company completed the adoption of the standard effective January 1, 2020 and there was no impact to goodwill from the Company’s adoption of this change.

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

2. ACQUISITIONS OF BUSINESSES

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year remaining term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships. The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note. The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2020 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2020 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

The purchase price for the 2020 acquisitions has been preliminarily allocated as follows (in thousands):
Physical Therapy Operations
Cash paid, net of cash acquired	$15,322
Seller note	796
Total consideration	$16,118

Estimated fair value of net tangible assets acquired:
Total current assets	$778
Total non-current assets	400
Total liabilities	(469)
Net tangible assets acquired	$709
Referral relationships	1,600
Non-compete	750
Tradename	1,500
Goodwill	19,824
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,265)
$16,118

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest. The first principal payment and accrued interest was paid in September 2020 and the second payment plus accrued interest remains due to be paid in September 2021. The note accrues interest at 5.0% per annum.

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

The purchase price for the 2019 acquisitions has been allocated as follows (in thousands):
	IIPS*	Physical Therapy Operations	Total
Cash paid, net of cash acquired	$18,428	$12,170	$30,598
Payable to shareholders of seller	485	-	485
Seller note	4,000	300	4,300
Total consideration	$22,913	$12,470	$35,383

Estimated fair value of net tangible assets acquired:
Total current assets	$1,641	$650	$2,291
Total non-current assets	848	3,019	3,867
Total liabilities	(2,978)	(2,816)	(5,794)
Net tangible assets acquired	$(489)	$853	$364
Referral relationships	3,400	2,600	6,000
Non-compete	250	270	520
Tradename	1,300	740	2,040
Goodwill	18,452	14,237	32,689
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	-	(6,230)	(6,230)
	$22,913	$12,470	$35,383

* Industrial injury prevention services

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2019 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. The Company has completed its formal valuation analyses for the acquisitions in 2019.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net patient revenues	$96,398	$104,392	$268,803	$324,405
Management contract revenues	2,004	2,174	5,744	6,534
Other revenues	512	737	1,407	1,780
Physical therapy operations	$98,914	$107,303	$275,954	$332,719
Industrial injury prevention services revenues	10,015	9,948	29,549	27,136
	$108,929	$117,251	$305,503	$359,855

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

Our physical therapists and occupational therapists are able to provide services to patients on a remote basis, using a variety of technologies. This has been particularly helpful during the COVID-19 pandemic, as some patients are reluctant to travel. Reimbursement and coverage for these services vary among payors. Since March 1, 2020, CMS provided a temporary waiver to allow physical therapists and occupational therapists (and their respective assistants) to perform and be reimbursed for the full scope of services performed remotely as “telehealth visits”. The foregoing telehealth temporary waiver will continue until the end of the COVID-19 pandemic as determined by the U.S. Department of Health and Human Services. They have the authority to extend the public health emergency, which it did on July 23, 2020 and then again on October 23, 2020.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extended the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act temporarily suspended the 2% payment adjustment, effective for claims with dates of service from May 1, 2020 through December 31, 2020.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% at September 30, 2020.

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

4. OTHER INCOME

Sale of clinics

The Company recognized a gain of $1.1 million in the first nine months of 2020, included in other income, resulting from the sale of 12 previously closed clinics.

Receipts of Relief Funds

The Company’s consolidated subsidiaries received approximately $8.3 million of payments under the Provider Relief Fund as of September 30, 2020. Under the Company’s accounting policy, these payments have been recorded as other income – Relief Funds. For the three and nine months ended September 30, 2020, the Company has recognized approximately $0.4 million and $8.3 million, respectively, as other income – Relief Funds on the accompanying condensed consolidated statements of income. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest to and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

5. EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 6 – Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,916	$9,047	$22,164	$32,110
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(4,298)	(922)	1,175	(10,752)
Tax effect at statutory rate (federal and state) of 26.25%	1,228	242	(308)	2,822
	$7,846	$8,367	$23,031	$24,180

Earnings per share (basic and diluted)	$0.61	$0.66	$1.80	$1.90

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,847	12,774	12,829	12,750

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

For the three and nine months ended September 30, 2020, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Beginning balance	$136,728	$133,366	$137,750	$133,943
Operating results allocated to redeemable non-controlling interest partners	3,019	2,379	7,811	8,152
Distributions to redeemable non-controlling interest partners	(6,206)	(1,636)	(9,871)	(6,799)
Changes in the fair value of redeemable non-controlling interest	4,297	922	(1,175)	10,752
Purchases of redeemable non-controlling interest	-	(1,459)	(3,224)	(6,344)
Acquired interest	1,794	6,230	8,265	6,230
Reduction of non-controlling interest due to sale of USPH partnership interest	-	-	-	(6,132)
Sales of redeemable non-controlling interest - temporary equity	160	-	724	2,870
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(125)	-	(670)	(2,870)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	134	-	191	-
Other	-	(1)	-	(1)
Ending balance	$139,801	$139,801	$139,801	$139,801

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	September 30, 2020	September 30, 2019

Contractual time period has lapsed but holder's employment has not been terminated	$69,949	$40,958
Contractual time period has not lapsed and holder's employment has not been terminated	69,852	98,843
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
	$139,801	$139,801

7. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019

Beginning balance	$317,676	$293,525
Goodwill acquired	19,824	31,330
Goodwill related to partnership interest sold	-	(7,325)
Goodwill write-off related to closed clinics	(1,859)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,305	146
Ending balance	$336,946	$317,676

The derecognition (write-off) of goodwill in the amount of $1.9 million was related to certain clinics that have been permanently closed.

8. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Tradenames	$31,490	$32,049
Referral relationships, net of accumulated amortization of $13,811 and $11,677, respectively	20,833	18,367
Non-compete agreements, net of accumulated amortization of $5,837 and $5,424, respectively	1,737	2,172
	$54,060	$52,588

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to thirteen years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Referral relationships	$684	$593	$2,133	$1,707
Non-compete agreements	150	172	414	510
	$834	$765	$2,547	$2,217

Based on the balance of referral relationships and non-compete agreements as of September 30, 2020, the expected amount to be amortized in 2020 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$685	2020 (excluding the nine months ended September 30, 2020)	$150
2021	$2,737	2021	$552
2022	$2,689	2022	$375
2023	$2,581	2023	$305
2024	$2,417	2024	$250
Thereafter	$9,724	Thereafter	$105

9. ACCRUED EXPENSES

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Salaries and related costs	$26,834	$19,340
Credit balances due to patients and payors	6,823	4,303
Group health insurance claims	1,741	2,277
Closure costs	1,654	116
Federal and state income taxes payable	3,831	-
MAAPP funds payable	12,924	-
Deferred employer payroll taxes - CARES ACT	4,879	-
Other	1,550	4,819
Total	$60,236	$30,855

See Note – 1 Basis of Presentation and Significant Accounting Policies – Impact of COVID-19 for a discussion of CARE Act and MAAPP funds. Closure costs consist primarily of remaining lease commitments related to closed clinics.

10. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Credit Agreement average effective interest rate of 2.5% inclusive of unused fee	$7,000	$46,000
Various notes payable with $4,999 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	5,508	5,089
	$12,508	$51,089
Less current portion	(4,999)	(728)
Long term portion	$7,509	$50,361

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

As of September 30, 2020, $7.0 million was outstanding on the Amended Credit Agreement, resulting in $118.0 million of availability. As of September 30, 2020, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement. Given the uncertainty inherent in operating results due to the COVID-19 pandemic, the Company continues to closely monitor covenant compliance. The Company is currently in negotiations with its lender to renew the Amended Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchases of non-controlling interests. In a recent acquisition on September 30, 2020, the Company entered into a  notes payable in the amount of $0.5 million. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.  The remaining note of $0.3 million was paid in November 2020. Interest accrues at the rate of 5.0% per annum. In conjunction with the acquisitions on February 27, 2020, the Company entered into a note payable in the amount of $300,000 payable in February 2022 plus accrued interest. During the quarter ended September 30, 2020, the Company entered into various notes payable as a means of financing a portion of its acquisition of partner’s non-controlling interest in the amount of $0.2 million. Interest accrues at the rate of 4.75% per annum. In conjunction with the 2019 acquisitions, the Company entered into notes payable in the aggregate amount of $4.8 million of which an aggregate principal payment of $4.6 million is due in 2021, and $0.2 million is due in 2022. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at September 30, 2020 are as follows (in thousands):

During the twelve months ended September 30, 2021	$4,999
During the twelve months ended September 30, 2022	7,509
$12,508

The outstanding amounts under the Amended Credit Agreement facility (balance at September 30, 2020 of $7.0 million) mature on November 30, 2021.

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

For the three months and nine months ended September 30, 2020, the components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$7,470	$7,708	$23,097	$15,295
Short-term lease cost	389	297	898	668
Variable lease cost	1,436	1,547	4,482	3,128
Total lease cost *	$9,295	$9,552	$28,477	$19,091

* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$7,696	$7,686	$22,041	$15,392

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands) *	$3,162	$8,629	$22,238	$98,514

* Includes the right-of-use assets obtained in exchange for lease liabilities of $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of September 30, 2020 were as follows (in thousands):

Fiscal Year	Amount
2020 (excluding the nine months ended September 30, 2020)	$7,994
2021	27,451
2022	21,506
2023	15,566
2024	9,847
2025 and therafter	10,504
Total lease payments	$92,868
Less: imputed interest	5,826
Total operating lease liabilities	$87,042

Average lease terms and discount rates were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Weighted-average remaining lease term - Operating leases	4.1	4.1

Weighted-average discount rate - Operating leases	3.2%	3.2%

12. SEGMENT INFORMATION

The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as schools for athletic trainers.

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

The following table summarizes selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Net operating revenues:
Physical therapy operations	$98,914	$107,303	$275,954	$332,719
Industrial injury prevention services	10,015	9,948	29,549	27,136
Total Company	$108,929	$117,251	$305,503	$359,855

Gross profit:
Physical therapy operations (excluding closure costs)	$27,568	$25,399	$61,546	$79,009
Industrial injury prevention services	2,868	1,976	7,711	6,518
	$30,436	$27,375	$69,257	$85,527
Physical therapy operations - closure costs	79	3	3,925	12
Gross profit	$30,357	$27,372	$65,332	$85,515

Total Assets:
Physical therapy operations			$524,658	$512,657
Industrial injury prevention services			50,780	48,188
Total Company			$575,438	$560,845

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 172,652 shares (based on the closing price of $86.88 on September 30, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2020.

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

Business Update Related to COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020 filed with the SEC on May 21, 2020 and August 7, 2020, respectively, our results have been negatively impacted by the effects of the COVID-19 pandemic. We have taken a number of steps to reduce costs,  make up for operating losses incurred in March and April, and increase profits.  We continue to experience somewhat lower physical therapy patient volumes; however revenues improved significantly in the three months ended September 30, 2020 (“2020 Third Quarter”) compared to the three months ended June 30, 2020 (“2020 Second Quarter”).  Our average physical therapy patient volumes per day per clinic were 26.2, 18.9, and 25.8, respectively, in the first three quarters of 2020. Our industrial injury prevention business has been less affected by the pandemic and is currently running at slightly less than its pre-COVID-19 levels.

In March, with the onset of the COVID-19 pandemic, we began to furlough or terminate approximately 40% of our 5,500 full and part-time workforce. Since early May, approximately 1,200 of the furloughed employees have returned to work on a full or part-time basis.

As of the filing of this quarterly report, we continue to experience lower physical therapy revenues; however we have seen recent improvements. As stay at home orders and other restrictions have been lifted, we have seen our physical therapy volumes trending upwards. Should stay at home orders or other restrictions be reenacted, we could see the patient volume and revenues decline again.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned a large number of office-based employees to a remote work environment.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

We have received, or expects to receive a number of benefits under The CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. We applied for and received approval to receive advanced payments from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. We will record these payments as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received are required to be  applied to future Medicare billings commencing in August 2021, with all such remaining amounts required to be repaid by January 2024. Beginning January 2024, any unpaid balance will begin accruing interest. We currently intend to repay funds prior to August 2021.  Included in cash and cash equivalents and accrued liabilities at September 30, 2020 is $12.9 million of MAAPP funds.

•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of September 30, 2020, included in accrued liabilities is $4.9 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through September 30, 2020, our consolidated subsidiaries received approximately $8.3 million of payments under the CARES Act (“Relief Funds”). Under our accounting policy, these payments have been recorded as Other income – Relief Funds. For the three and nine months ended September 30, 2020, we have recognized approximately $0.4 million and $8.3 million, respectively, as Other income – Relief Funds on the accompanying consolidated statements of income. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest to and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

Selected Operating and Financial Data

At September 30, 2020, we operated 550 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 38 such third-party facilities under management as of September 30, 2020.

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

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.  The remaining note of $0.3 million was paid in November 2020.

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

On September 30, 2019, we acquired a 67% interest in eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million of which $12.1 million was paid in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each, plus accrued interest. The first installent plus accrued interest was paid in September 2020 and the second installment plus accrued interest is due in September 2021. The note accrues interest at 5.0% per annum.

During the nine months ended September 30, 2020, we sold 12 previously closed clinics.  The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

•
For the third quarter ended September 30, 2020 (“ 2020 Third Quarter”), our Operating Results (as defined below), inclusive of Relief Funds was $11.1 million, or $0.86 per diluted share, as compared to $9.0 million, or $0.71 per diluted share, for the third quarter ended September 30, 2019 (“2019 Third Quarter”).  For the third quarter ended September 30, 2020, USPH’s Operating Results, without the Relief Funds, was $10.9 million, or $0.85 per diluted share.  Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs less gain on sale of partnership interest and clinics, less allocated non-controlling interests, and excludes expenses associated with the CFO recruitment, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest.

•
For the third quarter ended September 30, 2020, our net income attributable to its shareholders, in accordance with GAAP, was $10.9 million as compared to $9.0 million for the comparable period of 2019.  Inclusive of the credit or charge for the revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share in accordance with GAAP in the 2020 Third Quarter, the amount is $7.8 million, or $0.61 per share, as compared to $8.4 million, or $0.66 per share in the third quarter last year.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged or credited directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculations.

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

	Three Months Ended September 30,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,916	$9,047
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(4,298)	(922)
Tax effect at statutory rate (federal and state) of 26.25%	1,228	242
	$7,846	$8,367

Earnings per share (basic and diluted)	$0.61	$0.66

Adjustments:
Charges incurred for CFO search	69	-
Closure costs	79	-
Gain on sale of partnership interest and clinics	(18)	-
Relief Funds	(391)	-
Allocation to non-controlling interest	77	-
Revaluation of redeemable non-controlling interest	4,298	922
Tax effect at statutory rate (federal and state) of 26.25%	(1,080)	(242)
Operating Results (without Relief Funds)	$10,880	$9,047

Relief Funds	391	-
Allocation to non-controlling interest	(77)	-
Tax effect at statutory rate (federal and state) of 26.25%	(82)	-
Operating Results (including Relief Funds)	$11,112	$9,047

Basic and diluted Operating Results (without Relief Funds) per share	$0.85	$0.71
Basic and diluted Operating Results (including Relief Funds) per share	$0.86	$0.71

Shares used in computation - basic and diluted	12,847	12,774

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net operating revenues:
Physical therapy operations	$98,914	$107,303
Industrial injury prevention services	10,015	9,948
Total Company	$108,929	$117,251

Gross profit:
Physical therapy operations (excluding closure costs)	$27,568	$25,399
Industrial injury prevention services	2,868	1,976
	$30,436	$27,375
Physical therapy operations - closure costs	79	3
Gross profit	$30,357	$27,372

Revenues

•	Reported net revenues in the 2020 Third Quarter were $108.9 million as compared to $117.3 million in the 2019 Third Quarter. See detailed discussion below for each category of reported revenue.

•
Net patient revenues from physical therapy operations was approximately $96.4 million in the 2020 Third Quarter and $104.4 million in the 2019 Third Quarter. Included in net patient revenues for the 2019 Third Quarter was $3.2 million related in clinics sold or closed in the nine months ended September 30, 2020 and 2019 compared in $0.1 million related to these clinics in the 2020 Third Quarter.  During the 2020 nine month period, we sold our interest in 12 closed clinics. For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $96.3 million in the 2020 Third Quarter and $101.2 million in the 2019 Third Quarter.  Net patient revenues for the 2020 Third Quarter included $3.8 million related to clinics opened or acquired after September 30, 2019 (“New Clinics”).  Net patient revenues related to clinics opened or acquired prior to October 1, 2019 decreased by $8.7 million (“Mature Clinics”). See below for a tabular presentation of the above discussion:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net patient revenues related to 2019 and 2020 sold and closed clinics	$67	$3,222
Net patient revenue related to Mature Clinics	92,486	101,170
Net patient revenue related to New Clinics	3,845	-
Reported net patient revenues	$96,398	$104,392

•
The average net patient revenue per visit was $105.91 for the 2020 Third Quarter and $104.80 for the 2019 Third Quarter. Total patient visits were 910,200 in the 2020 Third Quarter and 996,100 for the 2019 Third Quarter. The reduction in adjusted total patient visits is due primarily to the adverse effects of the COVID-19 pandemic. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

•
Also included in physical therapy operations was revenue from physical therapy management contracts which was $2.0 million for the 2020 Third Quarter and $2.1 million in the 2019 Third Quarter. Other miscellaneous revenue from physical therapy operations was $0.5 million in the 2020 Third Quarter and $0.7 million in the 2019 Third Quarter.  Other miscellaneous revenue include physical therapy services, including athletic trainers, provided on-site such as for schools.

•
Revenue from the industrial injury prevention business was $10.0 million in the 2020 Third Quarter compared to $9.9 million in the 2019 Third Quarter.  On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services.

Operating Costs

Total operating costs, excluding closure costs, were $78.5 million in  the 2020 Third Quarter, or 72.1% of net revenues, as compared to $89.9 million in the 2019 Third Quarter, or 76.7% of net revenues. Total operating costs for the physical therapy operations, excluding closure costs, were $71.3 million in the 2020 Third Quarter, or 65.5% of physical therapy operations revenues, as compared to $81.9 million in the 2019 Third Quarter, or 69.8% of physical therapy operations revenues. Included in operating costs for the physical therapy operations for the 2020 Third Quarter was $3.0 million related to New Clinics, of which $1.2 million related the clinics acquired in September 2019 and February 2020.  Adjusted for the operating costs for clinics related to the partnership interest sold in 2019 and 2020 of $3.1 million in the 2019 Third Quarter and $0.1 million in the 2020 Third Quarter, operating costs for Mature Clinics decreased by $7.2 million in the 2020 Third Quarter compared to the 2019 Third Quarter.  Operating costs, included in physical therapy operations, related to management contracts decreased by $0.3 million.  Closure costs of $0.1 million include estimates of remaining lease obligations and other costs offset by settlement of certain lease commitments recorded in the first quarter of 2019 due to closed clinics.

Total operating costs for the industrial injury prevention services business were $7.1 million in the 2020 Third Quarter, or 65.6% of industrial injury prevention services revenues, as compared to $7.9 million in the 2019 Third Quarter, or 67.6% of net industrial injury prevention revenues.

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, were 52.8% of net revenues in the 2020 Third Quarter versus 56.9% in the 2019 Third Quarter primarily due to a reduction in staffing due to management response to the COVID-19 pandemic.  Salaries and related costs for the physical therapy operations were $51.6 million in the 2020 Third Quarter, or 53.3% of physical therapy operations revenues, as compared to $60.4 million in the 2019 Third Quarter, or 57.5% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2020 Third Quarter was $1.9 million related to New Clinics.  Adjusted for the salaries and related costs for clinics closed or sold in 2020 and 2019 of $0.1 million and $2.2 million, respectively, in the 2020 and 2019 Third Quarters, repectively, salaries and related costs for Mature Clinics decreased by $8.4 million in the Third Quarter 2020 compared to the Third Quarter 2019.  Salaries and related costs, included in physical therapy operations, related to management contracts decreased by $0.2 million.

Salaries and related costs for the industrial injury prevention services business, were $5.9 million in the 2020 Third Quarter, or 59.0% of industrial injury prevention services revenues, as compared to $6.3 million in the 2019 Third Quarter, or 63.8% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 18.1% of net revenues in the 2020 Third Quarter versus 18.9% in the 2019 Third Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations were $18.6 million in the 2020 Third Quarter, or 19.2% of physical therapy operations revenues, as compared to $20.3 million in the 2019 Third Quarter, or 19.3% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs for the physical therapy operations for the 2020 Third Quarter was $1.2 million related to New Clinics.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the partnership interest closed or sold in 2020 and 2019 of $0.0 million in the 2020 Third Quarter and $1.1 million in the 2019 Third Quarter, rent, supplies, contract labor and other for Mature Clinics decreased by $1.6 million in the Third Quarter 2020 compared to the Third Quarter 2019.  Rent, supplies, contract labor and other costs, included in physical therapy operations, related to management contracts decreased $0.2 million.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business, were $1.1 million in the 2020 Third Quarter, or 11.1% of industrial injury prevention services revenues, as compared to $1.8 million in the 2019 Third Quarter, or 18.6% of net industrial injury prevention services revenues.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net revenue was 1.2% in the 2020 Third Quarter and 0.8% for the comparable period in 2019.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at September 30, 2020, as compared to 5.6% at December 31, 2019. Our days’ sales outstanding were 29 days at September 30, 2020 and 33 days at December 31, 2019.

Gross Profit

Gross profit, including physical therapy operations, without closure costs, and the industrial injury prevention services business, was $30.4 million, or 27.9% of net revenue, as compared to $27.4 million, or 23.3% of net revenues, in the 2019 Third Quarter. Gross profit for the physical therapy operations was $27.6 million in the 2020 Third Quarter, or 27.9% of physical therapy operations revenues, as compared to $25.4 million in the 2019 Third Quarter, or 23.7% of physical therapy operations revenues. Gross profit for the physical therapy operations, excluding management contracts, was $27.2 million in the 2020 Third Quarter, or 28.0% of net patient revenues, as compared to $25.2 million in the 2019 Third Quarter, or 23.9% of net patient revenues. Gross profit for management contracts was $0.4 million in the 2020 Third Quarter, or 19.8% of management contract revenues, as compared to $0.2 million in the 2019 Third Quarter, or 11.2% of net patient revenues.

The gross profit for the industrial injury prevention services business was $2.9 million, or 28.6%, in the 2020 Third Quarter as compared to $2.0 million, or 19.9%, in the 2019 Third Quarter.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $10.4 million for the 2020 Third Quarter and $10.6 million for the 2019 Third Quarter. As a percentage of net revenues, corporate office costs were 9.6% for the 2020 Third Quarter and 9.0% for the 2019 Third Quarter.

Operating Income

Operating income for the 2020 Third Quarter was $19.9 million as compared to $16.8 million for the 2019 Third Quarter. Operating income as a percentage of net revenue increased from 14.3% in the 2019 period to 18.3% in 2020.  For the 2020 Third Quarter, operating income increased $9.6 million or 94.3% compared to the second quarter of 2020. See discussion above related to effects of COVID-19.

Relief Funds

For the 2020 Third Quarter, we have recognized approximately $0.4 million as Other income – Relief Funds on the accompanying consolidated statement of operations. See discussion above related to Relief Funds.

Interest Expense

Interest expense was $351,000 in the 2020 Third Quarter and $557,000 in the 2019 Third Quarter due to lower average borrowings under our Amended Credit Agreement. At September 30, 2020, $7.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $4.3 million for the 2020 Third Quarter and $3.2 million for the 2019 Third Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 28.2% for the 2020 Third Quarter and 26.1% for the 2019 Third Quarter.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019

Income before taxes	$20,042	$16,266

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(1,828)	(1,643)
Redeemable non-controlling interests - temporary equity	(3,019)	(2,379)
	$(4,847)	$(4,022)

Income before taxes less net income attributable to non-controlling interests	$15,195	$12,244

Provision for income taxes	$4,279	$3,197

Percentage	28.2%	26.1%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $1.8 million in the 2020 Third Quarter and $1.6 million in the 2019 Third Quarter.  Net income attributable to redeemable non-controlling interests (temporary equity) was $3.0 million in the 2020 Third Quarter and $2.4 million in the 2019 Third Quarter.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

•
For the nine months ended September 30, 2020 (“2020 Nine Months”), our Operating Results, including Relief Funds, was $24.6 million, or $1.92 per diluted share, as compared to $27.8 million, or $2.18 per diluted share for the nine months ended September 30, 2019 (“2019 Nine Months”).  For the nine months ended September 30, 2020, our Operating Results, without Relief Funds, was $19.7 million, or $1.54 per diluted share.

•
For the nine months ended September 30, 2020, our net income attributable to our shareholders, in accordance with GAAP, was $22.2 million as compared to $32.1 million for the comparable period of 2019.  Inclusive of the credit or charge for the revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share, in accordance with GAAP, in the nine months ended September 30, 2020, the amount is $23.0 million, or $1.80 per share, as compared to $24.2 million, or $1.90 per share in 2019.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged or credited directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs less gain on sale of partnership interest and clinics and Relief Funds, and excludes the expenses associated with the CFO recruitment, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.  Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$22,164	$32,110
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	1,175	(10,752)
Tax effect at statutory rate (federal and state) of 26.25%	(308)	2,822
	$23,031	$24,180

Earnings per share (basic and diluted)	$1.80	$1.90

Adjustments:
Charges incurred for CFO search	202	-
Closure costs	3,925	-
Gain on sale of partnership interest and clinics	(1,091)	(5,823)
Relief Funds	(8,349)	-
Allocation to non-controlling interest	1,977	-
Revaluation of redeemable non-controlling interest	(1,175)	10,752
Tax effect at statutory rate (federal and state) of 26.25%	1,184	(1,293)
Operating Results (without Relief Funds)	$19,704	$27,816

Relief Funds	8,349	-
Allocation to non-controlling interest	(1,753)	-
Tax effect at statutory rate (federal and state) of 26.25%	(1,731)	-
Operating Results (including Relief Funds)	$24,569	$27,816

Basic and diluted Operating Results (without Relief Funds) per share	$1.54	$2.18
Basic and diluted Operating Results (including Relief Funds) per share	$1.92	$2.18

Shares used in computation - basic and diluted	12,829	12,750

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net operating revenues:
Physical therapy operations	$275,954	$332,719
Industrial injury prevention services	29,549	27,136
Total Company	$305,503	$359,855

Gross profit:
Physical therapy operations (excluding closure costs)	$61,546	$79,009
Industrial injury prevention services	7,711	6,518
	$69,257	$85,527
Physical therapy operations - closure costs	3,925	12
Gross profit	$65,332	$85,515

Total Assets:
Physical therapy operations	$524,658	$512,657
Industrial injury prevention services	50,780	48,188
Total Company	$575,438	$560,845

Revenues

•	Reported net revenues in the 2020 Nine Months was $305.5 million as compared to $359.9 million in the 2019 Nine Months. See detailed discussion below for each category of reported revenue.

•
Net patient revenues from physical therapy operations was approximately $268.8 million in the 2020 Nine Months and $324.4 million in the 2019 Nine Months. Included in net patient revenues above are revenues related to clinics sold or closed in the nine months ended September 30, 2020 and 2019 of $3.2 million and $22.5 million, respectively. During the 2020 nine month period, the Company sold its interest in 12 closed clinics and closed 31 clinics. During the nine months ended September 30, 2019, the Company sold its interest in a partnership which include 30 clinics and closed 11 clinics.  For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $265.6 million in the 2020 Nine Months and $301.9 million in the 2019 Nine Months.  Net patient revenues for the 2020 Nine Months included $8.4 million related to New Clinics.  Net patient revenues related to Mature Clinics decreased by $44.7 million in the 2020 Nine Months compared to the 2019 comparable period.  The reduction is largely attributable to the adverse effects of the COVID-19 pandemic. See below for a tabular presentation of the above discussion:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net patient revenues related to 2019 and 2020 sold and closed clinics	$3,169	$22,554
Net patient revenue related to Mature Clinics	257,236	301,851
Net patient revenue related to New Clinics	8,398	-
Reported net patient revenues	$268,803	$324,405

•
Including all clinics operational during the periods, the average net patient revenue per visit was $105.13 for the 2020 Nine Months and $106.17 for the 2019 Nine Months. Total patient visits were 2,556,900 in the first nine months of 2020 and 3,055,400 in the first nine months of 2019.   Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

•
Also included in physical therapy operations was revenue from physical therapy management contracts which was $5.7 million for the 2020 Nine Months and $6.5 million in 2019 Nine Months. Other miscellaneous revenue from physical therapy operations was $1.4 million in the 2020 Nine Months and $1.8 million in the 2019 Nine Months.  Other miscellaneous revenue include physical therapy services, including athletic trainers, provided on-site such as for schools.

•
Revenue from the industrial injury prevention services business increased 8.9% to $29.5 million in the 2020 Nine Months compared to $27.1 million in the 2019 Nine Months.  The increase is primarily attributable to the acquisition in April 2019 offset by the adverse effects of the COVID-19 pandemic.

Operating Costs

Total operating costs, excluding closure costs, were $236.2 million in the 2020 Nine Months, or 77.3% of net revenues, as compared to $274.3 million in the 2019 Nine Months, or 76.2% of net revenues. Total operating costs for the physical therapy operations, excluding closure costs, were $214.4 million in the 2020 Nine Months, or 77.7% of physical therapy operations revenues, as compared to $253.7 million in the 2019 Nine Months, or 76.3% of physical therapy operations revenues. Included in operating costs for the physical therapy operations for the 2020 Nine Months was $6.9 million related to New Clinics, of which $2.7 million related the clinics acquired in February 2020.  Adjusted for the operating costs for clinics closed or sold in 2020 and 2019 of $4.4 million and $17.3 million, respectively, in the 2020 and 2019 Nine Months, respectively, operating costs for clinic opened or acquired prior to Mature Clinics decreased by $27.9 million in the 2020 Nine Months compared to the 2019 Nine Months. Operating costs, included in physical therapy operations, related to management contracts decreased by $1.0 million in 2020 Nine Months compared to the 2019 Nine Months. Closure costs in the current nine month period of $3.9 million include estimates of remaining lease obligations, derecognition of goodwill and other costs related to closed and sold clinics.

Operating costs for the industrial injury prevention services business, were $21.8 million in the 2020 Nine Months, or 73.9% of industrial injury prevention services revenues, as compared to $20.6 million in the 2019 Nine Months, or 76.0% of net industrial injury prevention revenues.

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, were 55.6% of net revenues in the 2020 Nine Months versus 56.6% in the 2019 Nine Months primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic.  Salaries and related costs for the physical therapy operations were $151.6 million in the 2020 Nine Months, or 56.1% of physical therapy operations revenues, as compared to $186.9 million in the 2019 Nine Months, or 57.3% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2020 Nine Months was $4.0 million related to New Clinics.  Adjusted for the salaries and related costs for clinics closed or sold in 2020 and 2019 of $2.5 million and $13.4 million, respectively, in the 2020 and 2019 Nine Months, respectively, salaries and related costs for Mature Clinics decreased by $27.6 million in the 2020 Nine Months compared to the 2019 Nine Months.  Salaries and related costs, included in physical therapy operations, related to management contracts decreased by $0.8 million.

Salaries and related costs for the industrial injury prevention services business, were $18.4 million in the 2020 Nine Months, or 62.1% of industrial injury prevention services revenues, as compared to $16.7 million in the 2019 Nine Months, or 61.7% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 20.6% of net revenues in the 2020 Nine Months versus 18.7% in the 2019 Nine Months. Rent, supplies, contract labor and other costs for the physical therapy operations were $59.5 million in the 2020 Nine Months, or 22.0% of physical therapy operations revenues, as compared to $63.1 million in the 2019 Nine Months, or 19.3% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs for the physical therapy operations for the 2020 Nine Months was $2.8 million related to New Clinics. Adjusted for the rent, supplies, contract labor and other costs for clinics closed or sold in 2020 and 2019 of $1.9 million and $8.1 million, respectively, in the 2020 and 2019 Nine Months, respectively, rent, supplies, contract labor and other costs for Mature Clinics decreased by $0.1 million in the 2020 Nine Months compared to the 2019 Nine Months.  Rent, supplies, contract labor and other costs, included in physical therapy operations, related to management contracts decreased by $0.1 million.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business, were $3.3 million in the 2020 Nine Months and $4.1 million in 2019 Nine Months.  As a percentage of industrial injury prevention services revenues, rent, supplies, contract labor and other costs were 11.4% and 15.2% of net industrial injury prevention services revenues for the 2020 and 2019 Nine Months, respectively.

Operating Costs—Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net revenue was 1.1% in the 2020 Nine Months and 0.9% for the 2019 Nine Months.

Our provision for doubtful accounts for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at September 30, 2020, as compared to 5.6% at December 31, 2019. Our days’ sales outstanding were 29 days at September 30, 2020 and 33 days at December 31, 2019.

Gross Profit

Gross profit for the 2020 Nine Months, excluding closure costs, was $69.3 million, as compared to $85.5 million in the 2019 Nine Months. The gross profit percentage, excluding closure costs, was 22.7% of net revenue in the 2020 Nine Months as compared to 23.8% in the 2019 Nine Months. The gross profit percentage for our physical therapy clinics, excluding closure costs, was 22.3% in the 2020 Nine Months as compared to 23.9% in the 2019 Nine Months. The gross profit percentage on physical therapy management contracts was 20.2% in the 2020 Nine Months as compared to 15.0% in the 2019 Nine Months.

The gross profit for the industrial injury prevention business was $7.7 million, or 26.1%, in the 2020 Nine Months as compared to $6.5 million, or 24.0%, in the 2019 Nine Months.

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, incentive compensation, and benefits of corporate office personnel, rent, insurance costs, depreciation and amortization, travel, legal, accounting, professional, and recruiting fees, were $31.1  million for the 2020 Nine Months and $33.4 million for the 2019 Nine Months primarily due to a reduction in staffing and salary reductions due to management response to the COVID-19 pandemic. As a percentage of net revenues, corporate office costs were 10.2% for the 2020 Nine Months and 9.3% for the 2019 Nine Months.

Operating Income

Operating income for the 2020 Nine Months was $34.2 million as compared to $52.1 million for the 2019 Nine Months. Operating income as a percentage of net revenue decreased from 14.5% in the 2019 period to 11.2% in 2020 comparable period.  See discussion above related to the effects of COVID-19 on our business and results of operations.

Relief Funds

For the 2020 First Nine Months, our consolidated subsidiaries received approximately $8.3 million of Relief Funds.  See discussion above related to Relief Funds.

Gain on Sale of Partnership Interest and Clinics

Included in other income was the gain of $1.1 million in the 2020 Nine Months resulting from the sale of 12 previously closed clinics and, in the 2019 Nine Months, a gain of $5.8 million resulting from the sale of a partnership interest with 30 clinics.

Interest Expense

Interest expense was $1.4 million in the 2020 Nine Months and $1.5 in the 2019 Nine Months due to higher average borrowings under our Amended Credit Agreement. At September 30, 2020, $7.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $8.5 million for the 2020 Nine Months and $11.2 million for the 2019 Nine Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest was 27.6% for the 2020 Nine Months and 25.9% for the 2019 Nine Months.

See table below detailing calculation of the provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019

Income before taxes	$42,317	$56,467

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(3,889)	(4,982)
Redeemable non-controlling interests - temporary equity	(7,811)	(8,152)
	$(11,700)	$(13,134)

Income before taxes less net income attributable to non-controlling interests	$30,617	$43,333

Provision for income taxes	$8,453	$11,223

Percentage	27.6%	25.9%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $3.9 million in the 2020 Nine Months and $5.0 million in the 2019 Nine Months.  Net income attributable to redeemable non-controlling interests (temporary equity) was $7.8 million in the 2020 Nine Months and $8.1 million in the 2019 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At September 30, 2020 and December 31, 2019, we had $30.1 million and $23.5 million, respectively, in cash.  We believe that our cash is sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2021.

Included in our cash at September 30, 2020 are the receipts from MAAPP of $12.9 million. Currently, MAAPP funds received are required to be  applied to future Medicare billings commencing in August 2021, with all such remaining amounts required to be repaid by January 2024. Beginning January 2024, any unpaid balance will begin accruing interest. We currently intend to repay funds prior to August 2021.

Cash and cash equivalents increased by $6.6 million from December 31, 2019 to September 30, 2020.  During the 2020 Nine Months, $74.6 million was provided by operations and $12.9 million from MAAPP, as described above. The major uses of cash for investing and financing activities included: net reduction in credit line ($39.0 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($14.2 million), purchase of business ($15.3 million), purchase of fixed assets ($5.5 million), cash dividends paid to our shareholders ($4.1 million) and a purchase of redeemable non-controlling interests ($3.1 million).

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

The January 2016 amendment to the Amended Credit Agreement increased the cash and noncash consideration that we could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50.0 million for any fiscal year, and increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $10.0 million in any fiscal year.  The March 2017 amendment, among other items, increased the amount we may pay in cash dividends to our shareholders in an aggregate amount not to exceed $15.0 million in any fiscal year. The November 2017 amendment, among other items, adjusted the pricing grid as described above, increased the aggregate amount we may pay in cash dividends to $20.0 million to our shareholders and extended the maturity date to November 30, 2021.  As of September 30, 2020, we were in compliance with all of the covenants contained in the credit agreement. Given the uncertainty inherent in operating results due to the COVID-19 pandemic, we continue to closely monitor covenant compliance. We will engage as required in discussions with our lender regarding an amendment to the facility so as to maintain compliance with all covenants. We are currently in negotiations with our lender to renew the Amended Credit Agreement.

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable.  One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.  The remaining note of $0.3 million was paid in November 2020.

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

On September 30, 2019, we acquired a 67% interest in eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was in cash and $0.3 million in a seller note that is payable in two principal installments totaling $150,000 each. The first installment plus accrued interest was paid in September 2020 and the second installment plus accrued interest remains to be paid in September 2021. The note accrues interest at 5.0% per annum.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2020 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2018 through September 2020. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At September 30, 2020, the balance on these notes payable was $5.5 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of September 30, 2020, we have accrued $6.8 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2020, there are currently an additional estimated 172,651 shares (based on the closing price of $86.88 on September 30, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2020.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2020, $7.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2020, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $70,000.

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

10.1+
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.2+
Consulting Agreement entered into as of Sptember 22, 2020 by and between U.S. Physical Therapy and Lawrence McAfee [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

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

U.S. PHYSICAL THERAPY, INC.

Date: November 6, 2020	By:	/s/ LAWRANCE W. MCAFEE
Lawrance W. McAfee
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller