Form 10-K
period 2020-12-31
U S PHYSICAL THERAPY INC /NV
filed 2021-03-01
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2020 was $565.3 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2021, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,897,096.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

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
business can be affected by certain risks, uncertainties and factors which include, but are not limited to:

•	the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19 (coronavirus) for which the financial magnitude cannot be currently estimated;
•	changes as the result of government enacted national healthcare reform;
•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status, including Medicare reimbursement reductions.
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third-party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

GENERAL

Our Company, U.S. Physical Therapy, Inc. and subsidiaries (“we”, “us”, “our” or the “Company”), operates its business through two reportable business segments. Our reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Our Company, through its subsidiaries, operates outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We primarily operate through subsidiary clinic partnerships in which we generally own a 1% general partnership interest and a 10% to 99% limited partnership interest and the managing therapist(s) of the clinics owns the remaining limited partnership interest in the majority of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, we operate some clinics through wholly-owned subsidiaries under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”). We also have a majority interest in a company which is a leading provider of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

Our strategy is to acquire multi-clinic outpatient physical therapy practices, to develop outpatient physical therapy clinics as satellites in existing partnerships, and to continue to acquire companies that provide industrial injury prevention services. At December 31, 2020, we operated 554 clinics in 39 states. The average age of the 554 clinics in operation at December 31, 2020 was 11.03 years. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Florida, Oregon, Maryland, Georgia, Pennsylvania, Arizona, Idaho and Missouri. In addition to our 554 clinics, at December 31, 2020, we also managed 38 physical therapy practices for unrelated physician groups and hospitals, and operated the industrial injury prevention business, as described below.

During the last three years, we completed the following acquisitions:

Acquisition	Date	% Interest Acquired	Number of Clinics
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	*
February 2020 Acquisition	February 27, 2020	65% **	4
September 2019 Acquisition	September 30, 2019	67%	11
August 2018 Acquisition	August 31, 2018	70%	4

*	The business includes six management and services contracts which had a remaining term of approximately five years as of the date acquired.

**	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

In addition to the above acquisitions, in March 2017, we acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, we acquired a 65% interest in another business in the industrial injury prevention sector and in connection with the closing we combined the two businesses. After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. This acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. After the acquisition, the business was then combined with Briotix Health increasing our ownership position in Briotix to approximately 76.0%.

During the year ended December 31, 2020, we sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable, payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

Also during 2019, we purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of our existing partnerships. Besides the August 2018 multi-clinic acquisition referenced in the table above, we acquired five separate clinic practices that year through several of our majority owned Clinic Partnerships. These practices operate as satellites of the respective existing Clinic Partnerships.

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. During 2021, we intend to continue to acquire multi-clinic practices and to continue to develop outpatient physical therapy clinics as satellites in existing partnerships, along with increasing our patient volume through marketing and new programs.

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

OUR CLINICS

Most of our clinics are operated as Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2020, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 10% to 99% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

For our Clinic Partnership agreements related to those in which we acquired a majority interest, generally, the prior management continues to own a 10% to 50% interest.

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

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 14 clinics occupying space in the range of over 7,000 square feet to 13,500.square feet. We attempt to lease ground level space for patient ease of access to our clinics.

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

FACTORS INFLUENCING DEMAND FOR PHYSICAL THERAPY SERVICES

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

MARKETING

We focus our marketing efforts primarily on physicians, including orthopedic surgeons, neurosurgeons, physiatrists, internal medicine physicians, podiatrists, occupational medicine physicians and general practitioners. In marketing to the physician community, we emphasize our commitment to quality patient care and regular communication with physicians regarding patient progress. We employ personnel to assist clinic directors in developing and implementing marketing plans for the physician community and to assist in establishing relationships with health maintenance organizations, preferred provider organizations, case managers and insurance companies.

SOURCES OF REVENUE FOR PHYSICAL THERAPY OPERATIONS

Payor sources for physical therapy operations are primarily managed care programs, commercial health insurance, Medicare/Medicaid and workers’ compensation insurance. Commercial health insurance, Medicare and managed care programs generally provide coverage to patients utilizing our clinics after payment by the patients of normal deductibles and co-insurance payments. Workers’ compensation laws generally require employers to provide, directly or indirectly through insurance, costs of medical rehabilitation for their employees from work-related injuries and disabilities and, in some jurisdictions, mandatory vocational rehabilitation, usually without any deductibles, co-payments or cost sharing. Treatments for patients who are parties to personal injury cases are generally paid from the proceeds of settlements with insurance companies or from favorable judgments. If an unfavorable judgment is received, collection efforts are generally not pursued against the patient and the patient’s account is written-off against established reserves. Bad debt reserves relating to all receivable types are regularly reviewed and adjusted as appropriate.

The following table shows our payor mix for the years ended ($ in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage
Managed Care Programs	$104,513	28.0%	$124,516	28.7%	$134,748	32.3%
Commercial Health
Insurance	73,364	19.7%	79,535	18.4%	72,786	17.4%
Medicare/Medicaid	118,030	31.6%	132,611	30.6%	117,554	28.1%
Workers' Compensation
Insurance	48,628	13.0%	63,542	14.7%	59,942	14.4%
Other	28,805	7.7%	33,141	7.6%	32,673	7.8%
Total	$373,340	100.0%	$433,345	100.0%	$417,703	100.0%

Our physical therapy business depends to a significant extent on our relationships with commercial health insurers, health maintenance organizations, preferred provider organizations and workers’ compensation insurers. In some geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans to obtain payments. Failure to obtain or maintain these approvals would adversely affect financial results.

During the year ended December 31, 2020, approximately 35.3% of our visits and 31.6% of our net patient revenues were from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. We anticipate that our newly developed and acquired clinics will become certified as Medicare providers or will be enrolled as a group of physical/occupation therapists in a private practice. Failure to obtain or maintain this certification would adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update is expected to be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2020 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations was to become effective January 1, 2021 under the 2021 MPFS Final Rule, reimbursement for the codes applicable to physical/occupational therapy services were to be reduced by approximately 9% in the aggregate. The 9% reduction in payment was addressed by the Consolidated Appropriations Act, 2021 (“Act”) signed into law on December 27, 2020. Based on various provisions in the Act, we now estimate that the Medicare rate reduction for the full year of 2021 will be approximately 3.5% in aggregate.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% payment reduction Medicare payments for dates of service from May 1, 2020, through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021.

Under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely, but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2020. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For year ended December 31, 2020, net patient revenues from Medicare were approximately $101.6 million.

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

Although the business of managing physician-owned and hospital-owned physical therapy facilities is regulated by the Fraud and Abuse Law, the manner in which we contract with such facilities often falls outside the complete scope of available Safe Harbors. We believe our arrangements comply with the Fraud and Abuse Law, even though federal courts provide limited guidance as to the application of the Fraud and Abuse Law to these arrangements. If our management contracts are held to violate the Fraud and Abuse Law, it could have an adverse effect on our business, financial condition and results of operations.

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy and occupational therapy services are among the “designated health services”. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

COMPETITION

The healthcare industry, including the physical therapy business, and the industrial injury prevention services business are highly competitive. The physical therapy business as well as the industrial injury prevention services business are both highly fragmented with no company having a significant market share nationally. We believe that we are one of the largest national outpatient physical therapy services providers.

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

ENFORCEMENT ENVIRONMENT

In recent years, federal and state governments have launched several initiatives aimed at uncovering behavior that violates the federal civil and criminal laws regarding false claims and fraudulent billing and coding practices. Such laws require providers to adhere to complex reimbursement requirements regarding proper billing and coding in order to be compensated for their services by government payors. Our compliance program requires adherence to applicable law and promotes reimbursement education and training; however, a determination that our clinics’ billing and coding practices are false or fraudulent could have a material adverse effect on us.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. In addition, our Corporate Integrity Agreement, which expired in February 2021, required annual audits to be performed by an independent review organization on a small sample of our clinics, the results of which were reported to the federal government. See “-Compliance Program – Corporate Integrity Agreement” for more on the Corporate Integrity Agreement (“CIA”). Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in: refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; the imposition of a new Corporate Integrity Agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor network; or damage to our reputation.

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

We have issued a Compliance Manual and created compliance training materials, hand-outs and an on-line testing program. These tools were prepared to ensure that every employee of our Company and subsidiaries has a clear understanding of our mutual commitment to high standards of professionalism, honesty, fairness and compliance with the law in conducting business. These standards are administered by our Chief Compliance Officer (“CCO”), who has the responsibility for the day-to-day oversight, administration and development of our compliance program. The CCO, internal and external counsel, management and the Compliance Committee review our policies and procedures for our compliance program from time to time in an effort to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by management, counsel or the Compliance Committee. We also have established systems for reporting potential violations, educating our employees, monitoring and auditing compliance and handling enforcement and discipline.

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

We have in place a Risk Management Committee consisting of, among others, the CCO, the Vice President of Human Resources, and other legal, compliance and operations personnel. This committee reviews and monitors all employee and patient incident reports and provides clinic personnel with actions to be taken in response to the reports.

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

Educating Our Employees. We utilize numerous methods to train our employees in compliance related issues, including an online learning management system. All employees complete a comprehensive training program comprised of numerous modules relating to our business and proper practices when newly hired and annually thereafter. The directors/administrators also provide periodic “refresher” training for existing employees and one-on-one comprehensive training with new hires. The corporate compliance group responds to questions from clinic personnel and conducts frequent teleconference meetings, webinars and training sessions on a variety of compliance related topics.

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

Monitoring and Auditing Clinic Operational Compliance. We have in place audit programs and other procedures to monitor and audit clinic operational compliance with applicable policies and procedures. We employ internal auditors who, as part of their job responsibilities, conduct periodic audits of each clinic. Most clinics are audited at least once every 24 months and additional focused audits are performed as deemed necessary. During these audits, particular attention is given to compliance with Medicare and internal policies, Federal and state laws and regulations, third party payor requirements, and patient chart documentation, billing, reporting, record keeping, collections and contract procedures. The audits are conducted on site or remotely and include interviews with the employees involved in management, operations, billing and accounts receivable.

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

Corporate Integrity Agreement. We also performed certain additional compliance related functions pursuant to CIA that we entered into with the OIG. The CIA, which became effective as of December 21, 2015, and expired in February 2021, outlined certain specific requirements relating to compliance oversight and program implementation, as well as periodic reporting. In addition, pursuant to the CIA, an independent review organization annually performed a Medicare billing and coding audit on a small group of randomly selected Company clinics. Our Compliance Program was modified so as to comply with the requirements of the CIA. The term of the CIA was five years and expired in February 2021.

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

EMPLOYEES

Our strategy to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of December 31, 2020, we employed approximately 4,630 people nationwide, of which approximately 2,550 were full-time employees.

It is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make our corporate office and all of our practices and businesses a diverse and healthy workplace, with opportunities for our employees to receive continuing education, skill development, encouragement to grow and develop their career, all supported by competitive compensation, incentives, and benefits. Our clinical professionals are all licensed and a vast majority have advanced degrees. Our operational leadership teams have long-standing relationships with local and regional universities, professional affiliations, and other applicable sources that provide our practices with a talent pipeline.

We provide competitive compensation and benefits programs to help meet our employees' needs in the practices and communities in which they serve. These programs (which can vary by practice and employment classification) include incentive compensation plans, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, education assistance, mental health, and other employee assistance benefits.

We invest resources to develop the talent needed to support our business strategy. Resources include a multitude of training and development programs delivered internally and externally, online and instructor-led, and on-the-job learning formats.

We expect to continue adding personnel in the future as we focus on potential acquisition targets and organic growth opportunities.

Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort:

•	Establishing clear COVID-19 policies, health and safety protocols, and routine updates to our employees and patients;
•	Increasing cleaning protocols and hand hygiene across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposures;
•	Limiting non-essential travel for all employees;
•	Adjusting schedules and workload to permit remote working where possible;
•	Decreasing density, increasing social distancing and restricting visitors in our clinics and offices for employees working onsite; and
•	Requiring masks to be worn by all individuals in all locations.

Additionally, due to the impact of COVID-19 on our operations, we have generated efficiencies in staffing, including limiting hiring to critical business roles, reducing scheduled hours, furloughs, and reductions-in-force. Through our employees' commitment to following operational protocols and their continued efforts to provide quality services to our patients, we have seen much of the workforce and our operations return to pre-pandemic levels. Throughout 2020, we conducted approximately 2,300 furloughs and reductions-in-force and have seen approximately 1,200 of these employees or 52%, return back to work.

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

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19 that has spread globally. Since February 2020, the continued spread has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The pandemic has caused an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession.

COVID-19 is having, and will continue to have, an adverse impact on our operations and supply chains, including a temporary loss of physical therapists and other employees who are infected or quarantined for a period of time, an increase in cancellations of physical therapy patient appointments and a decline in the scheduling of new or additional patient appointments. Due to these impacts and measures, we have experienced, and will continue to experience, significant and unpredictable impact on employees and reductions and cancellations of our patient visits.

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests)

As described in Note 5, the redeemable non-controlling interests in our partnerships are held by our partners. Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause us to purchase their redeemable non-controlling interests. Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on our capital structure.

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

Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with the existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure or Medicare certification of accreditation. These consequences could have an adverse effect on us.

Decreases in Medicare reimbursement rates and payment reductions applied to the second and subsequent therapy services may adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update is expected to be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2020 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. Under the 2021 MPFS Final Rule, reimbursement for the codes applicable to physical/occupational therapy services were to be reduced by approximately 9% in the aggregate. The 9% reduction in payment was addressed by the Consolidated Appropriations Act, 2021 (“Act”) signed into law on December 27, 2020. Based on various provisions in the Act, we now estimate that the Medicare rate reduction for the full year of 2021 will be approximately 3.5% in aggregate.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% payment reduction Medicare payments for dates of service from May 1, 2020, through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2020. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For year ended December 31, 2020, net patient revenues from Medicare were approximately $101.6 million.

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

An economic downturn, including the consequences of a pandemic, such as COVID-19, could have a detrimental effect on our revenues. Historically, state budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we can expect continuing cost containment pressures on Medicaid outlays for our services in the states in which we operate. In addition, an economic downturn, coupled with sustained unemployment, may also impact the number of enrollees in managed care programs as well as the profitability of managed care companies, which could result in reduced reimbursement rates.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2020, approximately 68.4% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 31.6% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	expansion of the scope of our Corporate Integrity Agreement or the imposition of a new Corporate Integrity Agreement;

•	damage to our reputation;

•	the revocation of a facility’s or agency’s license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

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

Testing and maintaining our internal control over financial reporting can be expensive and divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with applicable law, or our independent registered public accounting firm may not be able to issue an unqualified attestation report if we conclude that our internal control over financial reporting is not effective. If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we could be required to take costly and time-consuming corrective measures, be required to restate the affected historical financial statements, be subjected to investigations and/or sanctions by federal and state securities regulators, and be subjected to civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in us and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.

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

We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. For a more complete description of this competitive environment, see “Business—Competition” in Item 1. An adverse effect on our business, financial condition or results of operations may require us to write down goodwill.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical therapy clinics and industrial injury prevention businesses. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	the difficulty and expense of integrating acquired personnel into our business;

•	the diversion of management’s time from existing operations;

•	the potential loss of key employees of acquired companies;

•	the difficulty of assignment and/or procurement of managed care contractual arrangements; and

•	the assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

Risks related to our common stock

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

At December 31, 2020, we had reserved approximately 233,000 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet. There are 14 clinics occupying space in the range of over 7,000 square feet to 13,500 square feet.

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

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 1, 2021, there were 79 holders of record of our outstanding common stock.

DIVIDENDS

On February 23, 2021, our Board of Directors declared a dividend of $0.35 per share which will be paid on April 9, 2021 to shareholders of record as of March 12, 2021. During 2020, we paid a cash dividend for the first quarter of 2020 of $0.32 per share on all shares of common stock issued and outstanding as of April 17, 2020 which amounted to $4.1 million. In March 2020, our Board of Directors announced the suspension of any further dividends in 2020. During 2019, we paid a quarterly dividend of $0.27 for the first and second quarters and $0.30 per share for the third and fourth quarters, totaling $1.14 per share for the year, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2019 of approximately $14.5 million. During 2018, we paid a regular quarterly dividend of $0.23 per share, totaling $0.92 per share, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2018 of approximately $11.7 million. We are currently restricted from paying dividends in excess of $50,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’).

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

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2015 through December 31, 2020. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2015 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2020

250
225
200
175
150
125
100
75
INDEX
12/15
12/16
12/17
12/18
12/19
12/20
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/15	12/16	12/17	12/18	12/19	12/20
U. S. Physical Therapy, Inc.	100	131	135	191	213	224
NYSE Composite	100	109	126	112	137	143
NYSE Healthcare Index	100	97	115	122	146	162

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business. We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. At December 31, 2020, we operated 554 clinics in 39 states. The average age of our clinics at December 31, 2020 was 11.03 years. In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 38 such third-party facilities under management as of December 31, 2020.

In March 2017, we acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses. After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). Services provided include onsite injury and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). On April 11, 2019, we acquired a third company that is a provider of industrial injury prevention services. This acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. After the acquisition, the business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%.

In addition to the above acquired interests in the industrial injury prevention businesses, during 2020, 2019 and 2018, we completed the following acquisitions in our physical therapy operations:

Acquisition	Date	% Interest Acquired	Number of Clinics
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	*
February 2020 Acquisition	February 27, 2020	65% **	4
September 2019 Acquisition	September 30, 2019	67%	11
August 2018 Acquisition	August 31, 2018	70%	4

*	The business includes six management and services contracts which had a remaining term of approximately five years as of the date acquired.
**	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Also during 2019, we purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of our existing partnerships. Besides the multi-clinic acquisition in 2018 referenced in the table above, we acquired five separate clinic practices through several of our majority owned Clinic Partnerships. These practices operate as satellites of the respective existing Clinic Partnerships.

We intend to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 filed with the SEC on May 21, 2020, August 7, 2020, and November 6, 2020, respectively, our results have been negatively impacted by the effects of the COVID-19 pandemic. Management has taken a number of steps to reduce costs, make up for operating losses incurred in March and April, and increase profits. We continue to experience somewhat lower physical therapy patient volumes; however revenues improved significantly in the 2020 fourth quarter, compared to the 2020 second and third quarters. Our average physical therapy patient volumes per day per clinic were 26.2, 18.9, 25.8 and 27.7 respectively, in the first to fourth quarters of 2020. Our industrial injury prevention business has been less affected by the pandemic.

In March, with the onset of the COVID-19 pandemic, we began to furlough or terminate approximately 40% of our 5,500 full and part-time workforce. As of December 31, 2020 approximately 1,200 of the furloughed employees have returned to work at some point during the year.

As of the filing of this annual report, we continue to experience lower physical therapy revenues. As stay at home orders and other restrictions have been lifted, we have seen our physical therapy volumes trending upwards. Should stay at home orders or other restrictions be reenacted, we could see our patient volume and revenues decline again.

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

We have received a number of benefits under the CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. We applied for and received approval to receive MAAP funds from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. We will record these payments as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received are required to be applied to future Medicare billings commencing in August 2021, with all such remaining amounts required to be repaid by January 2024. Beginning January 2024, any unpaid balance will begin accruing interest. We currently intend to repay funds prior to August 2021. Included in cash and cash equivalents and accrued liabilities at December 31, 2020 is $14.1 million of MAAPP funds.

•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free. As of December 31, 2020, $4.2 million related to these deferred payments is included in accrued liabilities and $4.1 million is included in long term liabilities.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through December 31, 2020, our consolidated subsidiaries received approximately $13.5 million of payments under the CARES Act (“Relief Funds”). In accordance with GAAP, these payments have been recorded as Other income – Relief Funds. For the year ended December 31, 2020, we have recognized approximately $13.5 million, as Other income – Relief Funds on the accompanying consolidated statements of income. These funds are not required to be repaid upon attestation and provided that we comply with certain terms and conditions regarding the use of such funds, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest to and comply with the terms and conditions. We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenue Recognition.

Revenues are recognized in the period in which services are rendered. Net patient revenues consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as we provide physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

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

Additionally, other revenues include services we provide on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between us and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time when the services are performed.

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

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third party payors (e.g. insurers, managed care programs, government programs, and workers' compensation programs which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue – contractual allowance.

We determine allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for credit losses, includes only those amounts we estimate to be collectible.

The following table details the revenue related to the various categories (in thousands).

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net patient revenues	$373,340	$433,345	$417,703
Management contract revenues	8,410	8,676	8,339
Other revenues	2,020	2,486	2,403
Physical therapy operations	$383,770	$444,507	$428,445
Industrial injury prevention services revenues	39,199	37,462	25,466
	$422,969	$481,969	$453,911

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and apply an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares our cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections in any given fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% to 1.5% of gross billings in accounts receivable at December 31, 2020. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a 1% to 1.5% increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.2 million to $1.8 million for the year ended December 31, 2020. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2020, 2019 and 2018 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2020	2019
Gross patient accounts receivable	$119,180	$124,035
Less contractual allowances	75,266	75,109
Subtotal - accounts receivable	43,914	48,926
Less allowance for credit losses	2,008	2,698
Net patient accounts receivable	$41,906	$46,228

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2020			December 31, 2019
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$13,053	$1,774	$14,827	$14,159	$1,783	$15,942
Medicare/Medicaid	10,707	1,196	11,903	11,408	1,491	12,899
Workers Compensation*	6,576	926	7,502	6,593	1,121	7,714
Self-pay	4,086	3,146	7,232	4,365	3,040	7,405
Other**	1,108	1,342	2,450	808	1,460	2,268
Totals	$35,530	$8,384	$43,914	$37,333	$8,895	$46,228

*    Workers compensation is paid by state administrators or their designated agents.

**  Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third party revenue sources, see “Business—Sources of Revenue” in Item 1.

Goodwill. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions, and are written down to fair value if considered impaired. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. We evaluate indefinite-lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.

We operate a two segment business which is made up of various clinics within partnerships, and the other is industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining our reporting units when performing our annual goodwill impairment test. In 2020, 2019 and 2018, there were six regions. In addition to the six regions, in 2020 and 2019, the impairment analysis included a separate analysis for the industrial injury prevention business, as a separate reporting unit.

As part of the impairment analysis, we are first required to assess qualitatively if we can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, we are then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. The Company considers both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2020, 2019 and 2018 did not result in any goodwill amounts that were deemed impaired.

Based on the economic conditions in 2020, and the decline in patient visits due to the pandemic, we evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of December 31, 2020. As a result of the assessment, we determined that it was not more likely than not that goodwill and tradenames of the reporting units was impaired as of December 31, 2020. Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, we will continue to review the carrying amounts of goodwill and other intangibles.

For the year ended December 31, 2020, we derecognized (wrote-off) goodwill in the amount of $1.9 million related to certain closed clinics due to COVID-19.

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

Non-Controlling Interests – We recognize non-controlling interests, in which we have no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the consolidated statements of income. Operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner. When we purchase a non-controlling interest and the purchase differs from the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relates to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2020	Year ended December 31, 2020
2019	Year ended December 31, 2019
New Clinics	Clinics opened or acquired during the year ended December 31, 2020
Mature Clinics	Clinics opened or acquired prior to January 1, 2020 and are still operating

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2020	2019
Number of clinics, at the end of period	554	583
Working Days	256	255
Average visits per day per clinic	24.6	27.6
Total patient visits	3,533,371	4,091,967
Net patient revenue per visit	$105.66	$105.90

RESULTS OF OPERATIONS

FISCAL YEAR 2020 COMPARED TO FISCAL 2019

•	Reported net revenues for 2020 was $423.0 million as compared to $482.0 million for 2019. See table below for a detail of reported net revenues (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Revenues:
Net patient revenues	$373,340	$433,345
Management contract revenue	8,410	8,676
Other patient revenues	2,020	2,486
Physical therapy operations	$383,770	$444,507
Industrial injury prevention services	39,199	37,462
	$422,969	$481,969

•
For 2020, our net income attributable to shareholders, in accordance with GAAP, was $35.2 million as compared to $40.0 million for the comparable period of 2019. Inclusive of the charge for revaluation of non-controlling interest, net of tax, used to compute diluted earnings per share in accordance with GAAP, earnings per share was $2.48 per share for 2020 and $2.45 per share for 2019. For both 2020 and 2019, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but rather charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. See table below (in thousands, except per share data).

	Year Ended December 31,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$35,194	$40,039
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(4,632)	(11,893)
Tax effect at statutory rate (federal and state) of 26.25%	1,216	3,121
	$31,778	$31,267
Earnings per share (basic and diluted)	$2.48	$2.45

•
For 2020, our Operating Results (as defined below), including Relief Funds (defined below), was $38.4 million, or $2.99 per diluted share, as compared to $36.0 million, or $2.82 per diluted share in 2019. For 2020, our Operating Results, excluding Relief Funds, was $30.6 million, or $2.39 per diluted share, as compared to $36.0 million, or $2.82 per diluted share in 2019. Operating Results, a non-Generally Accepted Accounting Principle (“GAAP”) measure, equals net income attributable to our shareholders per the consolidated statements of net income plus charges incurred for closure  costs, less gain on the sale of partnership interests and clinics, less allocated non-controlling interests, excludes expenses incurred for the transition to our new Chief Financial Officer, all net of tax. The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. See table below for a detailed computation (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$35,194	$40,039
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(4,632)	(11,893)
Tax effect at statutory rate (federal and state) of 26.25%	1,216	3,121
	$31,778	$31,267
Earnings per share (basic and diluted)	$2.48	$2.45
Adjustments:
Expenses related to CFO transition	1,331	-
Closure costs	3,931	-
Gain on sale of partnership interest and clinics	(1,091)	(5,514)
Relief Funds	(13,500)	-
Allocation to non-controlling interest	3,116	-
Revaluation of redeemable non-controlling interest	4,632	11,893
Tax effect at statutory rate (federal and state) of 26.25%	415	(1,674)
Operating Results (without Relief Funds)	$30,612	$35,972
Relief Funds	13,500	-
Allocation to non-controlling interest	(2,893)	-
Tax effect at statutory rate (federal and state) of 26.25%	(2,784)	-
Operating Results (including Relief Funds)	$38,435	$35,972
Basic and diluted Operating Results (without Relief Funds) per share	$2.39	$2.82
Basic and diluted Operating Results (including Relief Funds) per share	$2.99	$2.82
Shares used in computation - basic and diluted	12,835	12,756

•
For 2020, the Company's Adjusted EBITDA was $70.0 million compared to $72.8 million in 2019. For 2020, the Company's Adjusted EBITDA, excluding Relief Funds, was $56.5 million. Adjusted EBITDA is defined as earnings before interest income, interest expense – debt and other, taxes, depreciation, amortization, derecognition of goodwill and equity-based awards compensation expense. See reconciliation of Adjusted EBITDA to net income attributable to our shareholders in the following table (in thousands):

	Year Ended December 31,
	2020	2019
Net income attributable to USPH shareholders	$35,194	$40,039
Adjustments:
Depreciation and amortization	10,533	10,095
Closure costs - derecognition of goodwill	1,859	-
Relief Funds	(13,500)	-
Interest income	(142)	(46)
Interest expense - debt and other	1,634	2,079
Provision for income taxes	13,022	13,647
Equity-based awards compensation expense	7,917	6,985
Adjusted EBITDA (without Relief Funds)	$56,517	$72,799
Relief Funds	13,500	-
Adjusted EBITDA	$70,017	$72,799

The above tables reconcile net income attributable to our shareholders calculated in accordance with GAAP to Adjusted EBITDA and Operating Results, non-GAAP measures defined above. We believe that Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, is one of the principal measures to evaluate and monitor financial performance period over period. We also believe that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses. We believe Adjusted EBITDA is useful information for investors in comparing the Company’s period-to-period results as well as comparing with similar businesses which report adjusted EBITDA as defined by their company.

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Operating Results and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

Net Patient Revenues

•
Net patient revenues from physical therapy operations decreased approximately 13.8% or $60.0 million to $373.3 million in 2020 from $433.3 million in 2019. Included in net patient revenues above are revenues related to clinics sold or closed in 2020 and 2019 of $4.4 million in 2020 and $28.6 million in 2019. During 2020, the Company sold its interest in 14 clinics and closed 34 clinics. During 2019, the Company sold its interest in a partnership which include 30 clinics and closed 11 clinics. For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $369.0 million in 2020, inclusive of $9.7 million related to New Clinics and $404.8 million in 2019. Net patient revenues related to Mature Clinics decreased by $45.5 million in 2020 compared to 2019. The reduction is largely attributable to the adverse effects of the COVID-19 pandemic. See table below for a detail of net patient revenues from physical therapy operations (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Related to Mature Clinics	$359,294	$404,784
Related to New Clinics	9,664	-
From 2020 sold and closed clinics	4,382	15,542
From 2019 sold and closed clinics	-	13,019
	$373,340	$433,345

•
Including all clinics operational during 2020 and 2019, the average net patient revenue per visit was $105.66 and $105.90 respectively. Total patient visits were 3,533,371 in 2020 and 4,091,967 in 2019. The reduction is largely attributable to the adverse effects of the COVID-19 pandemic.

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

Other Revenues

Other revenues, consisting primarily of revenues from our industrial injury prevention business and management fees revenue, increased by $1.0 million, from $48.6 million in 2019 to $49.6 million in 2020. Revenues from management contracts were $8.4 million for 2020 as compared to $8.7 million for 2019. Revenue from our industrial injury prevention business increased 4.6% to $39.2 million in 2020 compared to $37.5 million in 2019. Other revenues were $2.0 million in 2020 and $2.4 million in 2019. See table below for a detail of reported net revenues (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Revenues:
Net patient revenues	$373,340	$433,345
Management contract revenue	8,410	8,676
Other patient revenues	2,020	2,486
Physical therapy operations	$383,770	$444,507
Industrial injury prevention services	39,199	37,462
	$422,969	$481,969

Operating Costs

Total operating costs, excluding closure costs, were $324.6 million in 2020, as compared to $369.5 million in 2019. Operating costs were 76.7% as a percentage of net revenues in both 2020 and 2019. Included in operating costs for 2020 was $8.4 million related to New Clinics. Operating costs for Mature Clinics decreased by $31.3 million in 2020 compared to 2019. Operating costs related to management contracts decreased by $0.7 million. Operating costs related to the industrial injury prevention business were $29.1 million in both 2020 and 2019. See table below for a detail of operating costs, excluding closure costs (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Physical Therapy Operations
Related to Mature Clinics	$274,781	$306,128
Related to New Clinics	8,416	-
Related to 2020 closed and sold clinics	5,583	14,588
Related to 2019 closed and sold clinics	40	12,283
Physical therapy management contracts	6,654	7,389
Total Physical Therapy Operations	$295,474	$340,388
Industrial injury prevention services	29,114	29,082
Total operating costs, excluding closure costs	$324,588	$369,470

Closure costs in the current period of $3.9 million include estimates of remaining lease obligations, derecognition of goodwill and other costs related to closed and sold clinics. Each component of clinic operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs decreased to $235.6 million for 2020 from $274.2 million in 2019, a decrease of $38.6 million, or 14.1%. Included in salaries and related costs for 2020 was $5.5 million related to New Clinics. Salaries and related costs for clinics sold or closed in 2020 and 2019 were $3.0 million and $16.7 million in 2020 and 2019, respectively. Salaries and related costs for Mature Clinics decreased $31.2 million in 2020 compared to 2019. Salaries and related costs for management contracts decreased $0.4 million. Salaries and related costs for the industrial injury prevention business increased $1.1 million. Salaries and related costs as a percentage of net revenues was 55.7% for 2020 and 56.9% for 2019. See table below for a detail of salaries and related costs (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Physical Therapy Operations
Related to Mature Clinics	$196,686	$227,859
Related to New Clinics	5,495	-
Related to 2020 closed and sold clinics	3,089	9,494
Related to 2019 closed and sold clinics	-	7,248
Related to Physical therapy management contracts	5,921	6,337
Total Physical Therapy Operations	$211,191	$250,938
Related to Industrial injury prevention services	24,437	23,295
Total Salaries and related costs	$235,628	$274,233

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs decreased to $84.3 million for 2020 from $90.4 million for 2019, a decrease of $6.0 million, or 6.7%. Included in rent, supplies, contract labor and other costs for 2020 was $2.8 million related to New Clinics. Rent, supplies, contract labor and other costs for clinics related to partnership interests closed or sold in 2020 and 2019 were $2.4 million and $9.8 million in 2020 and 2019, respectively, rent, supplies, contract labor and other costs related to Mature Clinics were the same for both periods 2020 and 2019. Rent, supplies, contract labor and other costs as a percent of net revenues was 18.8% for 2019 and 19.9% for 2020. See table below for a detail of rent, supplies, contract labor and other costs (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Physical Therapy Operations
Related to Mature Clinics	$73,726	$73,766
Related to New Clinics	2,846	-
Related to 2020 closed and sold clinics	2,437	4,896
Related to 2019 closed and sold clinics	41	4,908
Related to Physical therapy management contracts	734	1,052
Total Physical Therapy Operations	$79,784	$84,622
Related to Industrial injury prevention services	4,552	5,757
Total Rent and other costs	$84,336	$90,379

Operating Costs—Provision for Credit Losses

The provision for credit losses for net patient receivables was $4.6 million for 2020 and $4.9 million for 2019. As a percentage of net patient revenues, the provision for credit losses was 1.1% for 2020 and 1.0% for 2019.

Our provision for credit losses as a percentage of total patient accounts receivable was 4.5% at December 31, 2020 and 5.5% at December 31, 2019. The provision for credit losses at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

The average accounts receivable days outstanding were 32 days at December 31, 2020 and 33 days at December 31, 2019. Net patient receivables in the amount of $4.5 million and $4.8 million were written-off in 2020 and 2019, respectively.

Gross Profit

Gross profit, excluding closure costs, for 2020 was $98.4 million, as compared to $112.5 million in 2019. Gross profit excluding closure costs as a percentage of net revenue for the Company’s physical therapy clinics was 23.1% in 2020 compared to 23.6% in 2019. The gross profit percentage on management contracts increased to 20.9% in 2020 as compared to 14.8% in the 2019. The gross profit for the industrial injury prevention business was $10.1 million, or 25.7% as a percentage of industrial injury prevention revenues, in 2020 as compared to $8.4 million, or 22.4% as a percentage of industrial injury prevention revenues, in the comparable 2019 period. The table below details the gross profit, excluding closure costs (in thousands):

	For the Year Ended
	December 31, 2020	December 31, 2019
Gross profit, excluding closure costs:
Physical therapy clinics	$86,540	$102,833
Management contracts	1,755	1,287
Industrial injury prevention services	10,086	8,379
Gross profit, excluding closure costs	$98,381	$112,499

Corporate Office Costs

Corporate office costs, consisting primarily of salaries, benefits and equity based compensation of corporate office personnel and directors, rent, insurance costs, depreciation and amortization, travel, legal, compliance, professional, marketing and recruiting fees, were $42.0 million for 2020 and $45.0 million for 2019. Corporate office costs as a percentage of net revenues were 9.9% for 2020 and 9.3% in 2019.

Operating Income

Operating income for 2020 was $52.4 million as compared to $67.4 million for 2019. Operating income as a percentage of net revenue decreased from 14.0% in 2019 to 12.4% in 2020.

Other Income - Gain on Sale of Partnership Interest

Included in other income was the gain of $1.1 million in 2020 resulting from the sale of 14 previously closed clinics and, in 2019, a gain of $5.5 million resulting from the sale of a partnership interest with 30 clinics.

Other Income - Relief Funds

Included in other income in 2020 was $13.5 million of Relief Funds.  See discussion of Relief Funds on page 26.

Interest Expense – Debt and Other

Interest expense – debt and other was $1.6 million for 2020 and $2.1 million for 2019. At December 31, 2020, $16.0 million was outstanding under our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”). See “— Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $13.0 million for 2020 and $13.6 million for 2019. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.0% for 2020 and 25.4% for 2019. See table below ($ in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Income before taxes	$65,513	$70,906
Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(6,122)	(6,561)
Redeemable non-controlling interests - temporary equity	(11,175)	(10,659)
	$(17,297)	$(17,220)
Income before taxes less net income attributable to non-controlling interests	$48,216	$53,686
Provision for income taxes	$13,022	$13,647
Effective tax rate	27.0%	25.4%

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests (permanent equity) was $6.1 million in 2020 and $6.6 million in 2019. Net income attributable to redeemable non-controlling interests (temporary equity) was $11.2 million in 2020 and $10.6 million in 2019.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2020, we had $32.9 million in cash and cash equivalents compared to $23.5 million at December 31, 2019. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2021. Significant acquisitions would likely require financing under our Amended Credit Agreement.

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

On December 31, 2020, $16.0 million was outstanding on the Amended Credit Agreement resulting in $109.0 million of availability. As of the date of this report, we were in compliance with all of the covenants thereunder.

Cash provided by operations was $99.9 million and net proceeds from our Amended Credit Agreement amounted to $30.0 million. The major uses of cash for investing and financing activities included: purchase of interests in businesses ($23.9 million), purchases of redeemable non-controlling interest, temporary equity ($20.4 million), purchases of fixed assets ($7.6 million), proceeds on sale of partnership interest ($0.8 million), distributions to non-controlling interests ($18.3 million), payments of cash dividends to our shareholders ($4.1 million), and payments on notes payable ($1.0 million)

On November 30, 2020, we acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest will be paid on November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, we acquired a 70% interest in an entity which holds six management contracts that have been in place for a number of years and had five years remaining on their term as of the acquisition date. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are operated in four separate partnerships. The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note. The note accrues interest at 4.75% per annum and the principal and interest is payable in February 2022.

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

On August 31, 2018 we acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $400,000 in a seller note that is payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in August 2019 and the second installment was paid in August 2020.

On February 28, 2018, through one of our majority owned partnerships, we acquired the assets and business of two physical therapy clinics, for an aggregate purchase price of $760,000 in cash and $150,000 in a seller note which was paid along with accrued interest on August 31, 2019.

In addition to the multi-clinic acquisitions above in 2020, we acquired five separate clinic practices through several of our majority-owned Clinic Partnerships. These practices will operate as satellites of the respective existing clinic partnership.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2020 are summarized as follows (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Credit Agreement	$16,000	$16,000	$-	$-	$-	$-	$-
Notes Payable	5,495	4,899	596	-	-	-	-
Interest Payable	114	107	7	-	-	-	-
Employee Agreements	47,884	39,402	7,145	1,332	5	-	-
Operating Leases	119,834	37,427	29,655	22,233	14,379	7,909	8,231
	$189,327	$97,835	$37,403	$23,565	$14,384	$7,909	$8,231

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in businesses. At December 31, 2020, our remaining outstanding balance on these notes aggregated $5.5 million. The notes payable for the acquisition of businesses of $5.5 million are payable in 2021 and 2022. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 5.50% per annum, subject to adjustment.

In conjunction with acquisitions, we entered into amendments to our limited partnership agreements for our acquired partnerships. The limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2020 was $132.3 million.

As of December 31, 2020, we have accrued $5.7 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2021.

From September 2001 through December 31, 2008, our Board of Directors (“Board”) authorized us to purchase, in the open market or in privately negotiated transactions, up to 2,250,000 shares of our common stock. In March 2009, the Board authorized the repurchase of up to 10% or approximately 1,200,000 shares of our common stock (“March 2009 Authorization”). Our Amended Credit Agreement permits share repurchases of up to $15,000,000 in the aggregate, subject to compliance with covenants. We are required to retire shares purchased under the March 2009 Authorization.

There is no expiration date for the share repurchase program. As of December 31, 2020, there are currently an additional estimated 124,740 shares (based on the closing price of $120.25 on December 31, 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the year ended December 31, 2020 and 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet debt or other off-balance sheet financing arrangements.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•	the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19 (coronavirus) which the financial magnitude cannot be currently estimated;
•	changes as the result of government enacted national healthcare reform;

•	changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status, including the Medicare reimbursement reductions
•	revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third-party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
•	changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2020 was the outstanding balance of seller notes from our acquisitions of $5.5 million and an outstanding balance on our Amended Credit Agreement of $16.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $160,000 of interest expense. See Note 9 to our consolidated financial statements included in Item 8.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of  critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

•
We compared cash collections to recorded net revenue over a twelve month period ending December 31, 2020 and again for the twelve month period ending in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 1, 2021

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$32,918	$23,548
Patient accounts receivable, less allowance for credit losses of $2,008 and $2,698, respectively	41,906	46,228
Accounts receivable - other	9,039	9,823
Other current assets	3,773	5,787
Total current assets	87,636	85,386
Fixed assets:
Furniture and equipment	55,426	54,942
Leasehold improvements	35,320	33,247
Fixed assets, gross	90,746	88,189
Less accumulated depreciation and amortization	69,081	66,099
Fixed assets, net	21,665	22,090
Operating lease right-of-use assets	81,595	81,586
Goodwill	345,646	317,676
Other identifiable intangible assets, net	56,280	52,588
Other assets	1,539	1,519
Total assets	$594,361	$560,845
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,335	$2,494
Accrued expenses	59,746	30,855
Current portion of operating lease liabilities	27,512	26,486
Current portion of notes payable	4,899	728
Total current liabilities	93,492	60,563
Notes payable, net of current portion	596	4,361
Revolving line of credit	16,000	46,000
Deferred taxes	7,779	10,071
Operating lease liabilities, net of current portion	61,985	60,258
Other long-term liabilities	4,539	141
Total liabilities	184,391	181,394

Redeemable non-controlling interests - temporary equity	132,340	137,750

Commitments and Contingencies (Note 17)

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,066,282 and 14,989,337 shares issued, respectively	151	150
Additional paid-in capital	95,622	87,383
Retained earnings	212,015	184,352
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	276,160	240,257
Non-controlling interests - permanent equity	1,470	1,444
Total USPH shareholders' equity and non-controlling interests	277,630	241,701
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests	$594,361	$560,845

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018

Net patient revenues	$373,340	$433,345	$417,703
Other revenues	49,629	48,624	36,208
Net revenues	422,969	481,969	453,911
Operating costs:
Salaries and related costs	235,629	274,233	259,228
Rent, supplies, contract labor and other	84,336	90,379	88,426
Provision for credit losses	4,623	4,858	4,603
Closure costs - lease and other	2,072	25	(9)
Closure costs - derecognition of goodwill	1,859	-	-
Total operating costs	328,519	369,495	352,248

Gross profit	94,450	112,474	101,663

Corporate office costs	42,037	45,049	41,349
Operating income	52,413	67,425	60,314

Other income and expense:
Relief Funds	13,501	-	-
Gain on sale of partnership interest and clinics	1,091	5,514	-
Gain on derecognition of debt	-	-	1,846
Interest and other income, net	142	46	93
Interest expense - debt and other	(1,634)	(2,079)	(2,042)
Total other income and expense	13,100	3,481	(103)
Income before taxes	65,513	70,906	60,211
Provision for income taxes	13,022	13,647	11,369

Net income	52,491	57,259	48,842

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(6,122)	(6,561)	(5,536)
Redeemable non-controlling interests - temporary equity	(11,175)	(10,659)	(8,433)
	(17,297)	(17,220)	(13,969)

Net income attributable to USPH shareholders	$35,194	$40,039	$34,873

Basic and diluted earnings per share attributable to USPH shareholders	$2.48	$2.45	$1.31

Shares used in computation - basic and diluted	12,835	12,756	12,666

Dividends declared per common share	$0.32	$1.14	$0.92

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount
Balance January 1, 2018	14,809	$148	$73,940	$162,406	(2,215)	$(31,628)	$204,866	$1,204	$206,070

Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(18,268)	-	-	(18,268)	-	(18,268)
Compensation expense - equity-based awards	-	-	5,939	-	-	-	5,939	-	5,939
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	373	-	-	-	373	-	373
Sale of non-controlling interest, net of purchases and tax	-	-	(224)	-	-	-	(224)	(48)	(272)
Dividends paid to USPT shareholders	-	-	-	(11,664)	-	-	(11,664)	-	(11,664)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(5,812)	(5,812)
Other	-	-	-	49	-	-	49	50	99
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	5,536	5,536
Net income attributable to USPH shareholders	-	-	-	34,873	-	-	34,873	-	34,873
Balance December 31, 2018	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(8,771)	-	-	(8,771)	-	(8,771)
Compensation expense - equity-based awards	-	-	6,985	-	-	-	6,985	-	6,985
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of partnership interests - redeemable non-controlling interests	-	-	(266)	-	-	-	(266)	(26)	(292)
Sale of non-controlling interest, net of purchases and tax	-	-	-	196	-	-	196	-	196
Dividends paid to USPT shareholders	-	-	-	(14,555)	-	-	(14,555)	-	(14,555)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(6,014)	(6,014)
Other	-	-	-	47	-	-	47	(7)	40
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	6,561	6,561
Net income attributable to USPH shareholders	-	-	-	40,039	-	-	40,039	-	40,039
Balance December 31, 2019	14,989	150	87,383	184,352	(2,215)	(31,628)	240,257	1,444	241,701

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount
Issuance of restricted stock, net of cancellations	76	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,415)	-	-	(3,415)	-	(3,415)
Compensation expense - equity-based awards	-	-	7,917	-	-	-	7,917	-	7,917
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Purchase of partnership interests - redeemable non-controlling interests	-	-	-	-	-	-	-	(168)	(168)
Sale of non-controlling interest, net of purchases and tax	-	-	(164)	-	-	-	(164)	-	(164)
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(5,928)	(5,928)
Other	-	-	-	(6)	-	-	(6)	-	(6)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	6,122	6,122
Net income attributable to USPH shareholders	-	-	-	35,194	-	-	35,194	-	35,194
Balance December 31, 2020	15,065	151	95,622	212,015	(2,215)	(31,628)	276,160	1,470	277,630

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net income including non-controlling interests	$52,491	$57,259	$48,842
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	10,533	10,095	9,755
Provision for credit losses	4,623	4,858	4,603
Equity-based awards compensation expense	7,917	6,985	5,939
Deferred income taxes	(258)	4,651	4,813
Gain on sale of partnership interest	(1,091)	(5,514)	(1,846)
Write-off of goodwill - closed clinics	1,859	-	-
Other	281	96	167
Changes in operating assets and liabilities:
Decrease (increase) in patient accounts receivable	899	(6,376)	(3,434)
Decrease(increase) in accounts receivable - other	1,661	(2,499)	(1,087)
Decrease (increase) in other assets	4,161	(1,878)	345
Increase (decrease) in accounts payable and accrued expenses	12,427	(4,209)	4,876
Increase (decrease) in other long-term liabilities	4,492	(1,020)	32
Net cash provided by operating activities	99,995	62,448	73,005

INVESTING ACTIVITIES
Purchase of fixed assets	(7,639)	(10,189)	(7,193)
Purchase of majority interest in businesses, net of cash acquired	(23,907)	(30,597)	(16,367)
Purchase of redeemable non-controlling interest, temporary equity	(20,385)	(8,651)	-
Purchase of non-controlling interest, permanent equity	(238)	(428)	(350)
Proceeds on sale of redeemable non-controlling interest, temporary equity	127	207	-
Proceeds on sales of partnership interest, clinics and fixed assets	839	11,665	1
Net cash used in investing activities	(51,203)	(37,993)	(23,909)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(18,331)	(16,235)	(15,646)
Cash dividends paid to shareholders	(4,110)	(14,555)	(11,664)
Proceeds from revolving line of credit	214,000	145,000	103,000
Payments on revolving line of credit	(244,000)	(137,000)	(119,000)
Payments to settle mandatorily redeemable non-controlling interests	-	-	(265)
Principal payments on notes payable	(1,037)	(1,433)	(4,044)
Medicare Accelerated and Advance Payment Funds	14,054	-	-
Other	2	(52)	(42)
Net cash used in financing activities	(39,422)	(24,275)	(47,661)

Net increase in cash and cash equivalents	9,370	180	1,435
Cash and cash equivalents - beginning of period	23,548	23,368	21,933
Cash and cash equivalents - end of period	$32,918	$23,548	$23,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,677	$9,856	$9,183
Interest	$1,202	$1,890	$2,357
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$1,121	$4,300	$950
Purchase of business - payable to common shareholders of acquired business	$-	$502	$-
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$136	$283	$-
Notes payable related to purchase of non-controlling interest, permanent equity	$699	$103	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$-	$2,870	$-
Notes receivables related to sale of partnership interest	$994	$-	$-

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

1. Organization, Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments. The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. The industrial injury prevention services segment includes onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment.  All prior year segment information has been reclassified to conform to the 2020 segment presentation. See Note 12. Segment Information.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests typically range from 10% to 99% in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

As of December 31, 2020, the Company owned and/or operated 554 clinics in 39 states. The clinics’ business primarily originates from physician referrals. The principal sources of payment for the clinics’ services are managed care programs, commercial health insurance, Medicare/Medicaid, workers’ compensation insurance and proceeds from personal injury cases. In addition to the Company’s ownership and operation of outpatient physical therapy clinics, it also manages physical therapy facilities for third parties, such as physicians and hospitals, with 38 such third-party facilities under management as of December 31, 2020.

During the last three years, the Company completed the following acquisitions within its physical therapy operations segment:

Acquisition	Date	% Interest Acquired		Number of Clinics

November 2020 Acquisition	November 30, 2020	75%		3
September 2020 Acquisition	September 30, 2020	70%		*
February 2020 Acquisition	February 27, 2020	65%	**	4
September 2019 Acquisition	September 30, 2019	67%		11
August 2018 Acquisition	August 31, 2018	70%		4

*	The business includes six management and services contracts which had a remaining term of approximately five years as of the date acquired.
**	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Also during 2019, we purchased the assets and business of one physical therapy clinic in a separate transaction. The clinic operates as a satellite clinic of one of the existing partnerships. Besides the August 2018 multi-clinic acquisition, we acquired five separate clinic practices that year through several of our majority owned Clinic Partnerships. These practices operate as satellites of the respective existing Clinic Partnerships.

During the year ended December 31, 2020, the Company sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable, payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

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

Effective December 31, 2017, the Company entered into amendments to its acquired limited partnership agreements replacing the mandatory redemption features. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon certain events, the Company has a call right (the “Call Right”) and the selling entity has a put right (the “Put Right”) for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. The Company accounted for the amendment of its limited partnership agreements as an extinguishment of the outstanding Seller Entity Interests, as defined in Note 5, classified as liabilities through the issuance of new Seller Entity Interests classified in temporary equity. Pursuant to ASC 470-50-40-2, the Company removed the outstanding liability-classified Seller Entity Interests at their carrying amounts, recognized the new temporary-equity-classified Seller Entity Interests at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017 consolidated balance sheet. See Note 5 - Redeemable Non-Controlling Interests – for further discussion.

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

Industrial Injury Prevention Services

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”), which is the Company’s industrial injury prevention operation.

On April 11, 2019, the Company acquired 100% of a third provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. After the acquisition, the business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%.

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

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020, the Company’s results have been negatively impacted by the effects of the COVID-19 pandemic. Management has taken a number of steps to reduce costs, make up for operating losses incurred in March and April, and increase profits subsequently. The Company continues to experience somewhat lower physical therapy patient volumes; however revenues improved significantly in the 2020 fourth quarter compared to the 2020 second and third quarters. The Company’s average physical therapy patient volumes per day per clinic were 26.2, 18.9, 25.8, and 27.7, respectively, in the first four quarters of 2020. The Company’s industrial injury prevention business was less affected by the pandemic in 2020.

In March, with the onset of the COVID-19 pandemic, the Company began to furlough or terminate approximately 40% of its 5,500 full and part-time workforce. Since early May, approximately 1,200 of the furloughed employees have returned to work on a full or part-time basis.

As of the filing of this annual report, the Company continues to experience lower physical therapy revenues. As stay at home orders and other restrictions have been lifted, we have seen our physical therapy volumes trending upwards. Should stay at home orders or other restrictions be reenacted, the Company could see its Company’s patient volume and revenues decline again.

The Company has put preparedness plans in place at its facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, the Company has, where practical, transitioned a large number of office-based employees to a remote work environment.

Medicare Accelerated and Advance Payment Program (“MAAPP Funds”)

In response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing MAAPP Funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded these payments as a liability until all performance obligations have been met as the payments were made on behalf of patients before services were provided. Currently, MAAPP funds received are required to be applied to future Medicare billings commencing in August 2021, with all such remaining amounts required to be repaid by January 2024. Beginning January 2024, any unpaid balance will begin accruing interest. The Company currently intends to repay funds prior to August 2021. Included in cash and cash equivalents and accrued liabilities at December 31, 2020 is $14.1 million of MAAPP Funds.

Relief Funds

The CARES Act also provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19.

Through December 31, 2020, the Company’s consolidated subsidiaries received approximately $13.5 million of payments under the CARES Act (“Relief Funds”). For the year ended December 31, 2020, the Company has recognized approximately $13.5 million, as Other income – Relief Funds on the accompany consolidated statement of operations. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest and comply with the terms and conditions of the grant guidance.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

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

Goodwill and other indefinite-lived intangible assets are not amortized, but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions, and are written down to fair value if considered impaired. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite lived tradenames using the relief from royalty method in conjunction with its annual goodwill impairment test.

The Company operates a two segment business which is made up of various clinics within partnerships, and the other is industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2020, 2019 and 2018, there were six regions. In addition to the six regions, in 2020 and 2019, the impairment analysis included a separate analysis for the industrial injury prevention business, as a separate reporting unit.

As part of the impairment analysis, the Company is first required to assess qualitatively if it can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, the Company is then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. The Company considers both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2020, 2019 and 2018 did not result in any goodwill amounts that were deemed impaired.

Based on the economic conditions experienced in 2020 and the decline in patient visits due to the pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of December 31, 2020. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units were impaired as of December 31, 2020.

The Company will continue to monitor for any triggering events or other indicators of impairment.  Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, the Company will continue to review its carrying amounts of goodwill and other intangibles quarterly.

For the year ended December 31, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

Redeemable Non-Controlling Interests

The non-controlling interests that are reflected as redeemable non-controlling interests in the consolidated financial statements consist of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

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

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, workers' compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue – contractual allowance.

The following table details the revenue related to the various categories (in thousands).

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net patient revenues	$373,340	$433,345	$417,703
Management contract revenues	8,410	8,676	8,339
Other revenues	2,020	2,486	2,403
Physical therapy operations	$383,770	$444,507	$428,445
Industrial injury prevention services revenues	39,199	37,462	25,466
	$422,969	$481,969	$453,911

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

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (‘‘MPFS’’). For services provided in 2018, a 0.5% increase was applied to the fee schedule payment rates; for services provided in 2019, a 0.25% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment. However, in the 2020 MPFS Final Rule, CMS proposed an increase to the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS. This change in code valuations was to become effective January 1, 2021.  Under the 2021 MPFS Final Rule, reimbursement for the codes applicable to physical/occupational therapy services were to be reduced by approximately 9% in the aggregate. The 9% reduction in payment was addressed by the Consolidated Appropriations Act, 2021 (“Act”) signed into law on December 27, 2020.  Based on various provisions in the Act, the Company now estimates that the Medicare rate reduction for the full year of 2021 will be approximately 3.5% in aggregate.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The Coronavirus Aid, Relief, and Economic Security (CARES) Act suspended the 2% payment reduction Medicare payments for dates of service from May 1, 2020, through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of December 31, 2020. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For year ended December 31, 2020, net patient revenues from Medicare were approximately $101.6 million.

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

Other Revenues

Additionally, other revenues include services the Company provides on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time, when the services are performed.

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% to 1.5% of gross billings included in accounts receivable at December 31, 2020.

Allowance for Credit Losses

The Company determines allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for credit losses, includes only those amounts the Company estimates to be collectible.

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

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2020, 2019 and 2018. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2020.

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

The Company completed the adoption of ASU 2016-13, Financial Instruments – Credit Losses  on January 1, 2020. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable derived from contracts with customers. A significant portion of the Company’s accounts receivable are from highly-solvent, creditworthy payors including governmental programs such as Medicare and Medicaid, and highly regulated commercial insurers. The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

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

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. Borrowings under the Amended Credit Agreement bear interest based on LIBOR or an alternate base rate. Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As part of this update, convertible instruments are to be included in diluted earnings per share using the if-converted method, rather than the treasury stock method. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share on an if-converted basis if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy.

This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company plans to adopt this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the Company's consolidated financial statements.

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

Subsequent Event

On January 29, 2021, the Company, entered into the First Amendment to Second Amended and Restated Credit Agreement (hereafter referred to as “Amended Credit Agreement”) extending the maturity date from November 30, 2021 to November 30, 2025. The commitment under the Amended Credit Agreement remains at $125 million, however the accordion feature in the agreement was expanded to provide for capacity up to $150 million. See Note 9 for more information on the Amended Credit Agreement.

3. Acquisitions of Businesses

During 2020, 2019 and 2018, the Company acquired a majority interest in the following physical therapy practices:

Acquisition	Date	% Interest Acquired		Number of Clinics
November 2020 Acquisition	November 30, 2020	75%		3
September 2020 Acquisition	September 30, 2020	70%		*
February 2020 Acquisition	February 27, 2020	65%	**	4
September 2019 Acquisition	September 30, 2019	67%		11
August 2018 Acquisition	August 31, 2018	70%		4

*    The business includes six management and services contracts which had a remaining term of approximately five years as of the date acquired.
**   The four clinics are in four separate partnerships.  The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $9.1 million, of which $8.8 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest will be paid on November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

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

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are operated in four separate partnerships.  The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $12.3 million, of which $11.9 million was paid in cash and $0.3 million in the form of a seller note.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

The purchase price for the 2020 physical therapy operations acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired ($500)	$23,907
Seller note	1,121
Total consideration	$25,028

Estimated fair value of net tangible assets acquired:
Total current assets	$1,271
Total non-current assets	134
Total liabilities	(555)
Net tangible assets acquired	$850
Referral relationships	3,597
Non-compete	1,012
Tradename	2,326
Goodwill	28,540
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(11,297)
$25,028

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million ($12.6 million less cash acquired of $0.2 million), of which $12.3 million was paid in cash and $0.3 million in a seller note payable in two principal installments totaling $150,000 each, plus accrued interest. A payment of $150,000 plus accrued interest was paid in September 2020 and a second payment is due in September 2021. The note accrues interest at 5.0% per annum.

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network of 45 states including onsite at eleven client locations. The acquired business was then combined with Briotix Health, the Company’s industrial injury prevention operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $0.5 million will be paid to certain shareholders), and a $4.0 million seller note. The note accrues interest at 5.5% and the principal and accrued interest is payable, on April 9, 2021.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2019 acquisitions were allocated as follows (in thousands):

	IIPS*	Physical Therapy Operations	Total
Cash paid, net of cash acquired ($890)	$18,428	$12,170	$30,598
Payable to shareholders of seller	485	-	485
Seller note	4,000	300	4,300
Total consideration	$22,913	$12,470	$35,383

Estimated fair value of net tangible assets acquired:
Total current assets	$1,641	$650	$2,291
Total non-current assets	848	394	1,242
Total liabilities	(2,978)	(191)	(3,169)
Net tangible assets acquired	$(489)	$853	$364
Referral relationships	3,400	2,600	6,000
Non-compete	250	270	520
Tradename	1,300	740	2,040
Goodwill	18,452	14,237	32,689
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	-	(6,230)	(6,230)
	$22,913	$12,470	$35,383

* Industrial injury prevention services

On August 31, 2018, the Company acquired a 70% interest in a four-clinic physical therapy practice. The purchase price for the 70% interest was $7.3 million in cash and $0.4 million in a seller note that was payable in two principal installments totaling $200,000 each, plus accrued interest. The first installment was paid in cash in August 2019 and the second installment was paid in August 2020.

On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. The aggregate purchase price for the 65% interest was $8.6 million in cash and $400,000 in a seller note that was paid on April 30, 2019. On April 30, 2018, the Company combined its two businesses. After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health. See discussion above regarding an additional acquisition on April 11, 2019 in the industrial injury prevention business.

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

The purchase price for the 2018 acquisitions were allocated as follows (in thousands):

Cash paid, net of cash acquired ($372)	$16,367
Seller note	950
Total consideration	$17,317

Estimated fair value of net tangible assets acquired:
Total current assets	$1,633
Total non-current assets	305
Total liabilities	(525)
Net tangible assets acquired	$1,413
Referral relationships	2,926
Non-compete	298
Tradename	990
Goodwill	19,835
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(8,145)
$17,317

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2019 and 2018 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For the acquisitions in 2020, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2020 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2020, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the amortization period is 11.0 years. For non-compete agreements, the amortization period is 6.0 years. The values assigned to tradenames are tested annually for impairment.

For the acquisitions in 2019 and 2018, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the weighted average amortization period was 10.54 and 10.10 years at December 31, 2019 and December 31, 2018, respectively. For non-compete agreements, the weighted average amortization period was 6.00 and 5.16 years at December 31, 2019 and December 31, 2018, respectively. Generally, the values assigned to tradenames are tested annually for impairment.

For the 2020, 2019 and 2018 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2020, 2019 and 2018 acquisitions have not been included as the results, individually and in the aggregate.

4. Acquisitions and Sale of Non-Controlling Interests

During 2020, the Company acquired additional interests in five partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 20% to 35%. The aggregated purchase price for these acquired interests was $0.3 million. The Company sold an interest in a partnership for $0.1 million.

Also during 2020, the Company sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable, payable in two equal installments of principal and any accrued interest on June 15, 2021 and 2022.

During 2019, the Company acquired additional interests in four partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 1% to 20%. Also in 2019, the Company sold a 1% interest in a partnership. The net after-tax difference between the payments and the portion of undistributed earnings of $196,000 was credited to additional paid-in capital.

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

For the year ended December 31, 2020, 2019 and 2018, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$137,750	$133,943	$102,572
Operating results allocated to redeemable non-controlling interest partners	11,175	10,659	8,433
Distributions to redeemable non-controlling interest partners	(12,403)	(10,221)	(9,835)
Changes in the fair value of redeemable non-controlling interest	4,632	11,893	24,770
Purchases of redeemable non-controlling interest	(20,521)	(8,934)	8,145
Acquired interest	11,297	6,230	-
Reduction of non-controlling interest due to sale of USPH partnership interest	-	(6,132)	-
Sales of redeemable non-controlling interest - temporary equity	1,133	3,120	-
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(1,006)	(2,870)	(142)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	283	-	-
Other	-	62	-
Ending balance	$132,340	$137,750	$133,943

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Contractual time period has lapsed but holder's employment has not been terminated	$62,390	$51,921	$42,624
Contractual time period has not lapsed and holder's employment has not been terminated	69,950	85,829	91,319
Holder's employment has terminated and contractual time period has expired	-	-	-
Holder's employment has terminated and contractual time period has not expired	-	-	-
	$132,340	$137,750	$133,943

6. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019

Beginning balance	$317,676	$293,525
Goodwill acquired	28,540	31,330
Goodwill related to partnership interest sold	-	(7,325)
Goodwill derecognition (write-off) related to closed clinics	(1,859)	-
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	1,289	146
Ending balance	$345,646	$317,676

7. Intangible Assets, net

Intangible assets, net as of December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Tradenames	$32,317	$32,049
Referral relationships, net of accumulated amortization of $14,522 and $11,677, respectively	22,119	18,367
Non-compete agreements, net of accumulated amortization of $5,993 and $5,424, respectively	1,844	2,172
	$56,280	$52,588

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Referral relationships	$2,845	$2,307	$2,161
Non-compete agreements	569	708	616
	$3,414	$3,015	$2,777

For one acquisition, the value assigned to tradename was being amortized over the term of the six year agreement in which the Company had acquired the right to use the specific tradename.

The remaining balances of the referral relationships and non-compete agreements is expected to be amortized as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2021	$2,946	2021	$556
2022	$2,886	2022	$403
2023	$2,778	2023	$335
2024	$2,615	2024	$279
2025	$2,470	2025	$212
Thereafter	$8,424	Thereafter	$59

8. Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Salaries and related costs	$24,646	$19,340
Credit balances due to patients and payors	5,756	4,303
Group health insurance claims	2,113	2,277
Closure costs	1,333	116
Federal income taxes payable	5,715	-
MAAPP funds payable	14,054	-
Deferred employer payroll taxes - CARES ACT	4,170	-
Other	1,959	4,819
Total	$59,746	$30,855

9. Notes Payable

Notes payable as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Credit Agreement average effective interest rate of 2.6% and 3.9% in 2020 and 2019, respectively (inclusive of unused fee)	$16,000	$46,000
Various notes payable with $4,899 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	5,495	5,089
	$21,495	$51,089
Less current portion	(4,899)	(728)
Long term portion	$16,596	$50,361

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017 and November 2017 and January 2021 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid which is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee of 0.3% of the amount of funds outstanding under the Amended Credit Agreement.

The Amended Credit Agreement allows the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $50,000,000 in any fiscal year. The commitment remains at $125 million, however the accordion feature in the agreement was expanded to provide for capacity up to $150 million, and has a maturity date of November 30, 2025. The Amended Credit Agreement is unsecured and includes certain financial covenants which include a consolidated fixed charge coverage ratio and a consolidated leverage ratio, as defined in the agreement.

On December 31, 2020, $16.0 million was outstanding on the Amended Credit Agreement resulting in $109.0 million of availability. As of December 31, 2020, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2020, the Company entered into notes payable in the aggregate amount of $1.4 million of which an aggregate principal payment of $0.5 million is due in 2021 and $0.6 million is due in 2022. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment. The balance of the various notes payable entered into prior to 2020 was $4.4 million which will be paid in 2021.

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

In accordance with ASC 842, the Company records on its consolidated balance sheet leases with a term greater than 12 months. The Company has elected, in compliance with current accounting standards, not to record leases with an initial term of 12 months or less in the consolidated balance sheet. ASC 842 requires the separation of the fixed lease components from the variable lease components. The Company has elected the practical expedient to account for separate lease components of a contract as a single lease cost thus causing all fixed payments to be capitalized. Non-lease and variable cost components are not included in the measurement of the right-of-use assets or operating lease liabilities. The Company also elected the package of practical expedients permitted within ASC 842, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage are not included in the right-of-use assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense.

For the years ended December 31, 2020 and 2019, the components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$30,710	$30,225
Short-term lease cost	1,454	1,212
Variable lease cost	5,752	6,074
Total lease cost*	$37,916	$37,511

*	Sublease income was immaterial

Lease costs are reflected in the consolidated statements of net income in the line item – rent, supplies, contract labor and other.

For the years ended December 31, 2020 and 2019, supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$30,307	$30,077

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)*	$32,710	$113,222

*	Includes the right-of-use assets obtained in exchange for lease liabilities for the year 2019 - $82.6 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

The aggregate future lease payments for operating leases as of December 31, 2020 were as follows (in thousands):

Fiscal Year	Amount
2021	$29,819
2022	23,861
2023	17,787
2024	11,487
2025 and therafter	12,294
Total lease payments	$95,248
Less: imputed interest	5,751
Total operating lease liabilities	$89,497

Average lease terms and discount rates were as follows:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term - Operating leases	4.05 Years	4.05 Years

Weighted-average discount rate - Operating leases	3.1%	3.9%

11. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019

Deferred tax assets:
Compensation	$1,865	$1,964
Allowance for credit losses	396	514
Acquired net operating losses	558	840
Lease obligations - including closed clinics	23,819	21,445
Deferred tax assets	$26,638	$24,763
Deferred tax liabilities:
Depreciation and amortization	$(12,650)	$(13,195)
Operating lease right-of-use assets	(21,419)	(21,416)
Other	(348)	(223)
Deferred tax liabilities	(34,417)	(34,834)
Net deferred tax liability	$(7,779)	$(10,071)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

During 2020, the Company recorded deferred tax assets of $1.2 million related to the revaluation of redeemable non-controlling interests and acquisitions of non-controlling interests. In addition, during 2020, the Company recorded an adjustment to the deferred tax assets of $1.4 million as a result of a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts with its federal and state tax returns for 2019. The offset of this adjustment was a decrease to the previously reported federal income tax receivable. As of December 31, 2020, the Company has a federal income tax payable of $5.7 million and state tax receivables of $0.7 million. The federal income tax payable is included in accrued liabilities and the tax receivable is included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
U. S. tax at statutory rate	$10,125	21.0%	$11,274	21.0%	$9,710	21.0%
State income taxes, net of federal benefit	1,956	3.9%	2,059	3.8%	1,722	3.7%
Excess equity compensation deduction	(99)	0.0%	(871)	-1.6%	(806)	-1.7%
Non-deductible expenses	1,040	2.1%	1,185	2.2%	743	1.6%
	$13,022	27.0%	$13,647	25.4%	$11,369	24.6%

Significant components of the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Current:
Federal	$10,506	$6,523	$5,357
State	2,774	2,473	1,199
Total current	13,280	8,996	6,556
Deferred:
Federal	(38)	3,730	3,771
State	(220)	921	1,042
Total deferred	(258)	4,651	4,813
Total income tax provision	$13,022	$13,647	$11,369

For 2020, 2019 and 2018, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The adjustments were immaterial. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2017 through 2019 and U.S. state jurisdictions are open for periods ranging from 2016 through 2019.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2020 and December 31, 2019, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2020, 2019 and 2018.

12. Segment Information

The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Also included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as schools for athletic trainers.

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

	December 31,	December 31,	December 31,
	2020	2019	2018
	(in thousands)		(in thousands)
Net operating revenues:
Physical therapy operations	$383,770	$444,507	$428,445
Industrial injury prevention services	39,199	37,462	25,466
Total Company	$422,969	$481,969	$453,911

Gross profit:
Physical therapy operations (excluding closure costs)	$88,295	$104,120	$96,463
Industrial injury prevention services	10,086	8,379	5,192
	$98,381	$112,499	$101,655
Physical therapy operations - closure costs	3,931	25	(8)
Gross profit	$94,450	$112,474	$101,663

Total Assets:
Physical therapy operations	$550,181	$518,027	$421,474
Industrial injury prevention services	44,180	42,818	21,692
Total Company	$594,361	$560,845	$443,166

13. Equity Based Plans

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

A cumulative summary of equity plans as of December 31, 2020 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	-	139,791	-	7,775
Amended 2003 Plan	2,100,000	1,106,977	-	778,300	-	224,760
	2,700,000	1,523,379	-	918,091	-	232,535

During 2020, 2019 and 2018, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2020	86,982	$104.69
2019	91,682	$104.85
2018	93,801	$78.63

During 2020, 2019 and 2018, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2020	10,037	$102.52
2019	1,578	$87.88
2018	3,867	$59.51

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

There were 127,562 and 150,771 shares outstanding as of December 31, 2020 and December 31, 2019 respectively, for which restrictions had not lapsed. The restrictions will lapse in 2021 through 2024.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $7.9 million, $5.9 million, and $5.0 million, respectively, for 2020, 2019 and 2018. As of December 31, 2020, the remaining $8.8 million of compensation expense will be recognized from 2021 through 2024.

14. Preferred Stock

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

15. Common Stock

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 124,740 shares (based on the closing price of $120.25 on December 31, 2020, the last business day in 2020) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2020 or 2019.

16. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2020, 2019 and 2018. The Company matching contributions totaled $1.9 million, $2.0 million and $1.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

17. Commitments and Contingencies

We may be subject to litigation in the ordinary course of business.

Employment Agreements

At December 31, 2020, the Company had outstanding employment agreements with four of its executive officers, one of whom (Mr. McDowell) has provided notice of a planned retirement in August 2021. The three remaining agreements have terms that expire December 31, 2021, February 28, 2022 and November 8, 2022, respectively; however, each of these agreements provide for an automatic two year renewal at the conclusion of the expiring term or renewal term. All of the agreements contain a provision for annual adjustment of salaries.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $37.1 million in 2021 and $6.1 million in the aggregate from 2022 through 2024. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

18. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$35,194	$40,039	$34,873
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(4,632)	(11,893)	(24,770)
Tax effect at statutory rate (federal and state) of 26.25%	1,216	3,121	6,502
	$31,778	$31,267	$16,605

Earnings per share (basic and diluted)	$2.48	$2.45	$1.31

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,835	12,756	12,666

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 44.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this report:

1.          Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2.          Financial Statement Schedules. See page 81 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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

10.41+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.42+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Lawrance McAfee [incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.43+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Glenn McDowell [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.44+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.45+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.46+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.47+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.48+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.49+
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.50+
Consulting Agreement entered into as of September 22, 2020 by and between U.S. Physical Therapy and Lawrence McAfee [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.51+	First Amendment to Second Amended and Restated Credit Agreement [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on February 4, 2021.]

21.1*	CSubsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2020:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses(1)	$2,698	$4,623	-	$5,313	(2)	$2,008
YEAR ENDED DECEMBER 31, 2019:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,672	$4,858	-	$4,832	(2)	$2,698
YEAR ENDED DECEMBER 31, 2018:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,273	$4,603	-	$4,204	(2)	$2,672

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Carey Hendrickson
Carey Hendrickson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Vice President/Controller

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

Chief Executive Officer, President and Director
/s/ Chris J. Reading	(Principal Executive Officer)	March 1, 2021
Chris J. Reading
/s/ Edward L. Kuntz	Chairman of the Board	March 1, 2021
Edward L. Kuntz
/s/ Mark J. Brookner	Director	March 1, 2021
Mark J. Brookner
/s/ Harry S. Chapman	Director	March 1, 2021
Harry S. Chapman
/s/ Bernard A. Harris	Director	March 1, 2021
Dr. Bernard A. Harris, Jr.
/s/ Kathleen A. Gilmartin	Director	March 1, 2021
Kathleen A. Gilmartin
/s/ Reginald E. Swanson	Director	March 1, 2021
Reginald E. Swanson
/s/ Clayton K. Trier	Director	March 1, 2021
Clayton K. Trier