Form 10-Q
period 2021-03-31
U S PHYSICAL THERAPY INC /NV
filed 2021-05-10
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

As of  May 10, 2021, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,896,572.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$17,937	$32,918
Patient accounts receivable, less allowance for credit losses of $2,120 and $2,008, respectively	45,394	41,906
Accounts receivable - other	8,621	9,039
Other current assets	3,846	3,773
Total current assets	75,798	87,636
Fixed assets:
Furniture and equipment	56,754	55,426
Leasehold improvements	35,492	35,320
Fixed assets, gross	92,246	90,746
Less accumulated depreciation and amortization	70,485	69,081
Fixed assets, net	21,761	21,665
Operating lease right-of-use assets	81,553	81,595
Goodwill	360,176	345,646
Other identifiable intangible assets, net	57,593	56,280
Other assets	1,509	1,539
Total assets	$598,390	$594,361

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,955	$1,335
Accounts payable - purchase of non-controlling interest	4,828	-
Accrued expenses	51,671	59,746
Current portion of operating lease liabilities	27,292	27,512
Current portion of notes payable	5,079	4,899
Total current liabilities	90,825	93,492
Notes payable, net of current portion	571	596
Revolving line of credit	16,000	16,000
Deferred taxes	8,212	7,779
Operating lease liabilities, net of current portion	62,068	61,985
Other long-term liabilities	4,549	4,539
Total liabilities	182,225	184,391

Redeemable non-controlling interests - temporary equity	138,924	132,340

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,111,309 and 15,066,282 shares issued, respectively	151	151
Additional paid-in capital	97,286	95,622
Retained earnings	210,375	212,015
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	276,184	276,160
Non-controlling interests - permanent equity	1,057	1,470
Total USPH shareholders' equity and non-controlling interests - permanent equity	277,241	277,630
Total liabilities, redeemable non-controlling interests, USPH shareholders' equity and non-controlling interests - permanent equity	$598,390	$594,361

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net patient revenues	$99,254	$100,126
Other revenues	13,114	12,591
Net revenues	112,368	112,717
Operating costs:
Salaries and related costs	63,815	69,004
Rent, supplies, contract labor and other	21,420	22,909
Provision for credit losses	1,200	1,361
Closure costs - lease and other	37	1,893
Closure costs - derecognition of goodwill	-	1,859
Total operating costs	86,472	97,026

Gross profit	25,896	15,691

Corporate office costs	10,874	11,677
Operating income	15,022	4,014

Other income and expense:
Interest and other income, net	54	43
Interest expense - debt and other	(246)	(427)
Total other income and expense	(192)	(384)
Income before taxes	14,830	3,630
Provision for income taxes	2,944	292

Net income	11,886	3,338

Less: net income attributable to non-controlling interests:
Redeemable non-controlling interests - temporary equity	(2,453)	(1,796)
Non-controlling interests - permanent equity	(1,260)	(526)
	(3,713)	(2,322)

Net income attributable to USPH shareholders	$8,173	$1,016

Basic and diluted earnings per share attributable to USPH shareholders	$0.21	$0.20

Shares used in computation - basic and diluted	12,870	12,796

Dividends declared per common share	$0.35	$0.32

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net income including non-controlling interests	$11,886	$3,338
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	2,681	2,607
Provision for credit losses	1,200	1,361
Equity-based awards compensation expense	1,651	1,886
Deferred income taxes	2,181	(1,369)
Gain on sale of partnership interest	96	-
Derecognition (write-off) of goodwill - closed clinics	-	1,859
Other	-	129
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(4,688)	3,209
Decrease (increase) in accounts receivable - other	220	(1,752)
Decrease in other assets	221	2,846
Increase in accounts payable and accrued expenses	3,969	2,027
Increase in other long-term liabilities	(1,743)	239
Net cash provided by operating activities	17,674	16,380

INVESTING ACTIVITIES
Purchase of fixed assets	(1,608)	(2,754)
Purchase of majority interest in businesses, net of cash acquired	(11,747)	(11,633)
Purchase of redeemable non-controlling interest - temporary equity	-	(1,852)
Proceeds on sales of partnership interest and clinics	152	316
Net cash used in investing activities	(13,203)	(15,923)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(5,265)	(2,341)
Proceeds from revolving line of credit	60,000	88,000
Payments on revolving line of credit	(60,000)	(20,000)
Principal payments on notes payable	(145)	(114)
Payment of Medicare Accelerated and Advance Funds	(14,054)	-
Other	12	1
Net cash (used in) provided by financing activities	(19,452)	65,546

Net (decrease) increase in cash and cash equivalents	(14,981)	66,003
Cash and cash equivalents - beginning of period	32,918	23,548
Cash and cash equivalents - end of period	$17,937	$89,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$62	$242
Interest	$298	$349
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$300	$300
Payable related to purchase of redeemable non-controlling interest, temporary equity	$4,829	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$287	$-
Dividends payable to USPH shareholders	$4,514	$4,110

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended March 31, 2021	Shares	Amount			Shares	Amount

Balance December 31, 2020	15,065	$151	$95,622	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	46	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(5,413)	-	-	(5,413)	-	(5,413)
Compensation expense - equity-based awards	-	-	1,651	-	-	-	1,651	-	1,651
Dividends payable to USPT shareholders	-	-	-	(4,514)	-	-	(4,514)	-	(4,514)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,672)	(1,672)
Short swing profit settlement	-	-	13	-	-	-	14	-	14
Other	-	-	-	114	-	-	113	(1)	112
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,260	1,260
Net income attributable to USPH shareholders	-	-	-	8,173	-	-	8,173	-	8,173
Balance March 31, 2021	15,111	$151	$97,286	$210,375	(2,215)	$(31,628)	$276,184	$1,057	$277,241

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended March 31, 2020	Shares	Amount			Shares	Amount

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	70	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	1,570	-	-	1,570	-	1,570
Compensation expense - equity-based awards	-	-	1,886	-	-	-	1,886	-	1,886
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	487	-	-	-	487	-	487
Dividends payable to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(730)	(730)
Other	-	-	-	(43)	-	-	(43)	-	(43)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	526	526
Net income attributable to USPH shareholders	-	-	-	1,016	-	-	1,016	-	1,016
Balance March 31, 2020	15,059	$151	$89,756	$182,785	(2,215)	$(31,628)	$241,064	$1,240	$242,304

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments.  The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation. See Note 11 - Segment Information.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership and limited partnership interests typically ranging from 49% to 99% in the Clinic Partnerships.  The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice in the first quarter of 2021, with the practice founder retaining 30%.  The practice is in the process of developing a sixth clinic. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest is due to be paid on November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are operated in four separate partnerships.  The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

During the three months ended March 31, 2021, the Company sold two clinics. The aggregate sales price of $0.1 million was paid in cash.

As of March 31, 2021, the Company operated 564 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 40 third-party facilities under management as of March 31, 2021.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021.
The Company believes, and the Chief Executive Officer, Chief Financial Officer and Corporate Controller have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results the Company expects for the entire year.
Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our Annual Report on Form 10-K, the Company’s results were negatively impacted by the effects of the COVID-19 pandemic in the 2020 First Quarter, especially in March 2020.  Physical therapy patient volumes per day per clinic for the three months ended March 31, 2021, were 27.1, which is at or near pre-pandemic levels, compared to 26.2 in the three months ended March 31, 2020.  The Company’s industrial injury prevention business has been less affected by the pandemic in 2020.

The Company has put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned a large number of office-based employees to a remote work environment.

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

The Company has received, or expects to receive, a number of benefits under the CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payment Program (“MAAPP Funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded these payments as a liability; however, during the first quarter of 2021, the Company repaid the MAAPP Funds of  $14.1 million rather than applying them to future services performed.

•
The Company elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of March 31, 2021, $4.2 million is included in each of accrued liabilities and other long-term liabilities related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. In 2020, the Company’s consolidated subsidiaries received approximately $13.5 million in payments under the CARES Act (“Relief Funds”). In accordance with GAAP, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest to and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released. There were no Relief Funds received in the three months ended March 31, 2021.

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

Long-Lived Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives for furniture and equipment range from three to eight years and for purchased software from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets, which is generally three to five years. The Company did not note an impairment to long-lived assets during the three months ended March 31, 2021.

The Company reviews property and equipment and intangible assets with finite lives for impairment upon the occurrence of certain events or circumstances which indicate that the amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company did not note an impairment to long-lived assets during the three months ended March 31, 2021.
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

The Company operates a two segment business which is made up of various clinics within partnerships, and the other is industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. There were six regions in both 2020 and 2019 in the physical therapy operations segment.  In addition to the six regions mentioned prior, the impairment analysis included a separate analysis for the industrial injury prevention business, as a separate reporting unit.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2020 and 2019 did not result in any goodwill amounts that were deemed impaired.

Based on the economic conditions and the decline in patient visits due to the COVID-19 pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of March 31, 2021. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units were impaired as of March 31, 2021.

The Company will continue to monitor for any triggering events or other indicators of impairment.  Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, the Company will continue to review its carrying amounts of goodwill and other intangibles quarterly.

During the three months ended March 31, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

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

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interests – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value, net of tax, directly to retained earnings and the adjustments are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

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

Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provisions for credit losses, includes only those amounts the Company estimates to be collectible.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three months ended March 31, 2021.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2021. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement and the redemption value of Redeemable non-controlling interests approximate the respective fair values. The fair value of the Company’s redeemable non-controlling interests is determined based on “Level 3” inputs. The interest rate on the Amended Credit Agreement, which is tied to the London Interbank Offered Rate (“LIBOR”). Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and industrial injury prevention services.

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, goodwill impairment, tradenames and other intangible assets, allocations of purchase price, provision for credit losses, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2021.

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

The Company completed the adoption of the standard on January 1, 2020. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable derived from contracts with customers. A significant portion of the Company’s accounts receivable are from highly-solvent, creditworthy payors including governmental programs such as Medicare and Medicaid, and highly regulated commercial insurers. The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation process, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

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

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. Borrowings under the Amended Credit Agreement bear interest based on LIBOR or an alternate base rate. Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As part of this update, convertible instruments are to be included in diluted earnings per share using the if-converted method, rather than the treasury stock method. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share on an if-converted basis if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy.

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

2. ACQUISITIONS OF BUSINESSES

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice, with a sixth clinic in the process of development, in the first quarter of 2021, with the practice founder retaining 30%. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at March 31, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisition in 2021, the estimated values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the amortization period is 11.0 years. For non-compete agreements, the amortization period is 6.0 years.
The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):
Cash paid, net of cash acquired	$11,748
Seller note	300
Total consideration	$12,048

Estimated fair value of net tangible assets acquired:
Total current assets	$-
Total non-current assets	300
Total liabilities	-
Net tangible assets acquired	$300
Referral relationships	1,549
Non-compete	275
Tradename	671
Goodwill	14,416
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(5,163)
$12,048

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest will be paid on November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year remaining term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships. The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

For the 2021 and 2020 acquisitions, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

The purchase price for the 2020 acquisitions has been allocated as follows (in thousands):
Cash paid, net of cash acquired	$23,912
Seller note	1,121
Total consideration	$25,033

Estimated fair value of net tangible assets acquired:
Total current assets	$1,271
Total non-current assets	384
Total liabilities	(555)
Net tangible assets acquired	$1,100
Referral relationships	4,497
Non-compete	522
Tradename	1,557
Goodwill	28,655
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(11,298)
$25,033

The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2020 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. The Company has completed its formal valuation analyses for the acquisitions in the three months ended March 31, 2020.

For the acquisitions in 2020, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the weighted average amortization period was 11.0 years at December 31, 2020.  For non-compete agreements, the weighted average amortization period was 6.0 years at December 31, 2020. The values assigned to tradenames are tested annually for impairment.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2021 and 2020 have not been included, as the results, individually and in the aggregate, were not material to current operations.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net patient revenues	$99,254	$100,126
Management Contract revenues	2,559	2,149
Other revenues	546	566
Physical therapy operations	$102,359	$102,841
Industrial injury prevention services revenues	10,009	9,876
	$112,368	$112,717

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2017 through 2019, a 0.5% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025, a 0.0% percent update is expected to be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment.

In the 2020 MPFS Final Rule, CMS revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality.  As a result, reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics will receive an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The Act suspended the 2% payment reduction Medicare payments for dates of service from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021.  On April 14, 2021, additional legislation was enacted that waived the 2% payment reduction for calendar 2021.

Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers, and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies.   Less than 3% of the Company’s therapist providers currently participate in MIPS. Under the MIPS requirements, a provider's performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional's payment for the corresponding payment year. The provider’s MIPS performance in 2019 will determine the payment adjustment in 2021.  For those therapist providers who actually participated in MIPS during 2019, the resulting average payment adjustment was an increase of 1%.

Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an alternate payment model (“APM”) (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus in the corresponding payment year. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of March 31, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For quarter ended March 31, 2021, net patient revenues from Medicare were approximately $26.6 million.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% at March 31, 2021.

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

4. EARNINGS PER SHARE

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest (see Note 5 – Redeemable Non-Controlling Interest), net of tax, charged directly to retained earnings is included in the earnings per basic and diluted share calculation.  The following table provides a detail of the basic and diluted earnings per share computation (in thousands, except per share data).

	Three Months Ended
	March 31, 2021	March 31, 2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,173	$1,016
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(7,270)	2,129
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	1,857	(559)
	$2,760	$2,586

Earnings per share (basic and diluted)	$0.21	$0.20

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,870	12,796

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

4.
The Purchase Price for the initial equity interest purchased by the Company is, in almost all cases, also based on the same specified multiple of the trailing twelve-month earnings that is used in the Put Right and the Call Right noted above.

5.
The Put Right and the Call Right do not have an expiration date, and the Seller Entity Interest is not required to be purchased by the Company or sold by the Seller Entity unless either the Put Right or the Call Right is exercised.

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

For the three months ended March 31, 2021, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020

Beginning balance	$132,340	$137,750
Operating results allocated to redeemable non-controlling interest partners	2,453	11,175
Distributions to redeemable non-controlling interest partners	(3,593)	(12,403)
Changes in the fair value of redeemable non-controlling interest	7,270	4,632
Purchases of redeemable non-controlling interest	(4,829)	(20,521)
Acquired interest	5,163	11,297
Reduction of non-controlling interest due to sale of USPH partnership interest	-	-
Sales of redeemable non-controlling interest - temporary equity	319	1,133
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(287)	(1,006)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	88	283
Ending balance	$138,924	$132,340

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	March 31, 2021	December 31, 2020

Contractual time period has lapsed but holder’s employment has not been terminated	$68,975	$62,390
Contractual time period has not lapsed and holder’s employment has not been terminated	69,949	69,950
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$138,924	$132,340

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020

Beginning balance	$345,646	$317,676
Goodwill acquired	14,416	28,540
Goodwill derecognition (write-off) related to closed clinics	-	(1,859)
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	114	1,289
Ending balance	$360,176	$345,646

The derecognition (write-off) of goodwill in the amount of $1.9 million was related to certain clinics that have been permanently closed.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Tradenames	$32,217	$32,317
Referral relationships, net of accumulated amortization of $15,305 and $14,522, respectively	23,785	22,119
Non-compete agreements, net of accumulated amortization of $6,031 and $5,993, respectively	1,591	1,844
	$57,593	$56,280

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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Referral relationships	$783	$613
Non-compete agreements	39	177
	$822	$790

Based on the balance of referral relationships and non-compete agreements as of March 31, 2021, the expected amount to be amortized in 2021 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2021 (excluding the three months ended March 31, 2021)	$2,333	2021 (excluding the three months ended March 31, 2021)	$402
2022	$3,062	2022	$369
2023	$2,954	2023	$299
2024	$2,790	2024	$243
2025	$2,647	2025	$176
Thereafter	$9,999	Thereafter	$102

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Salaries and related costs	$24,233	$24,646
Credit balances due to patients and payors	5,822	5,756
Group health insurance claims	2,363	2,113
Closure costs	1,042	1,333
Federal income taxes payable	6,371	5,715
MAAPP funds payable	-	14,054
Deferred employer payroll taxes - CARES ACT	4,170	4,170
Dividends payable	4,514	-
Other	3,156	1,959
Total	$51,671	$59,746

See Note – 1 Basis of Presentation and Significant Accounting Policies – Impact of COVID-19 for a discussion of CARES Act and MAAPP funds. Closure costs consist primarily of remaining lease commitments related to closed clinics.

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Credit Agreement average effective interest rate of 3.0% and 2.6% in 2021 and 2020, respectively (inclusive of unused fee)	$16,000	$16,000
Various notes payable with $5,079 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	5,650	5,495
	$21,650	$21,495
Less current portion	(5,079)	(4,899)
Long term portion	$16,571	$16,596

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017 and January 2021 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that the Company comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of the Company’s common stock, dividend payments to the Company’s common stockholders, capital expenditures and other corporate purposes. The pricing grid is based on the Company’s consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee of 0.3% of the amount of funds outstanding under the Amended Credit Agreement.

The January 2021 amendment to the Amended Credit Agreement allows the cash and noncash consideration that the Company could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and the amount the Company may pay in cash dividends to its shareholders in an aggregate amount not to exceed $50,000,000 in any fiscal year.  The commitment remains at $125 million, however the accordion feature in the agreement was expanded to provide for capacity up to $150 million, and has a maturity date of November 30, 2025. The Amended Credit Agreement is unsecured and includes certain financial covenants which include a consolidated fixed charge coverage ratio and a consolidated leverage ratio, as defined in the agreement.

As of March 31, 2021, $16.0 million was outstanding on the Amended Credit Agreement, resulting in $109.0 million of availability. As of March 31, 2021, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement. Given the uncertainty inherent in operating results due to the COVID-19 pandemic, the Company continues to closely monitor covenant compliance.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2020 and 2021, the Company entered into notes payable in the aggregate amount of $1.4 million of which an aggregate principal payment of $0.5 million is due in 2021, $0.6 million is due in 2022 and $0.3 million is due in 2023. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment. The balance of the various notes payable entered into prior to 2020 was $4.4 million which will be paid in 2021.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at March 31, 2021 are as follows (in thousands):

During the twelve months ended March 31, 2022	$5,079
During the twelve months ended March 31, 2023	571
During the twelve months ended March 31, 2026	16,000
$21,650

The outstanding amounts under the Amended Credit Agreement facility (balance at March 31, 2021 of $16.0 million) mature on November 30, 2025.

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

For the three months ended March 31, 2021, the components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$7,729	$7,812
Short-term lease cost	368	294
Variable lease cost	1,611	1,532
Total lease cost *	$9,708	$9,638
* Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$8,112	$7,790

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$7,867	$11,540

The aggregate future lease payments for operating leases as of March 31, 2021 were as follows (in thousands):

Fiscal Year	Amount
2021 (excluding the three months ended March 31, 2021)	$22,750
2022	25,637
2023	19,456
2024	13,006
2025	7,331
2026 and therafter	6,732
Total lease payments	$94,912
Less: imputed interest	5,552
Total operating lease liabilities	$89,360

Average lease terms and discount rates were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-average remaining lease term - Operating leases	4.0 Years	4.3 Years

Weighted-average discount rate - Operating leases	3.0%	3.9%

11. SEGMENT INFORMATION

The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Included in the physical therapy operations segment are revenues from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net operating revenues:
Physical therapy operations	$102,359	$102,841
Industrial injury prevention services	10,009	9,876
Total Company	$112,368	$112,717

Gross profit:
Physical therapy operations (excluding closure costs)	$23,211	$17,779
Industrial injury prevention services	2,722	1,664
	$25,933	$19,443
Physical therapy operations - closure costs	37	3,752
Gross profit	$25,896	$15,691

Total Assets:
Physical therapy operations	$554,320	$550,231
Industrial injury prevention services	44,070	44,130
Total Company	$598,390	$594,361

12. RELATED PARTY TRANSACTIONS

Settlement of Short Swing Profit Claim

In March 2021, the Company recorded approximately $12.8 thousand related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in capital in the consolidated balance sheets as of March 31, 2021 and consolidated statements of stockholders’ equity, as well as in cash provided by financing activities included in Other, in the consolidated statements of cash flows, for the three months ended March 31, 2021.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 144,092 shares (based on the closing price of $104.10 on March 31, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (“2020 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Annual Report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and in Part II, Item 1A. Risk Factors of this report.

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

Business Update Related to COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020, our results were negatively impacted by the effects of the COVID-19 pandemic in the three months ended March 31, 2020 (“2020 First Quarter”), especially in March 2020.  Physical therapy patient volumes per day per clinic for the three months ended March 31, 2021 (“2021 First Quarter”), were 27.1, which is at or near pre-pandemic levels, compared to 26.2 in the 2020 First Quarter.  Our industrial injury prevention business has been less affected by the pandemic in 2020.

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

In 2020, we received benefits under the CARES Act including, but not limited to:

•
In response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allowed for qualified healthcare providers to receive advanced payments under the Medicare Accelerated and Advance Payment Program (“MAAPP Funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. We applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. We recorded the $14.1 million in advance payments received as a liability. During the 2021 First Quarter, we repaid the MAAPP Funds of $14.1 million rather than applying them to future services performed.

•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of March 31, 2021 included in each of accrued liabilities is $4.2 million and in other long-term liabilities is $4.2 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through December 31, 2020, our consolidated subsidiaries received approximately $13.5 million of payments under the CARES Act (“Relief Funds”). Under the our accounting policy, these payments have been recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.  There were no Relief Funds received in the 2021 First Quarter.

Selected Operating and Financial Data

At March 31, 2021, we operated 564 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 40 such third-party facilities under management as of March 31, 2021.

Our reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Our physical operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.  The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and highly specialized certified athletic trainers (ATCs).

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

On March 31, 2021, we acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%. The practice is in the process of developing a sixth clinic. The purchase price was approximately $12.0 million, of which $11.7 million was paid in cash and a $0.3 million note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

On November 30, 2020, we acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest is due to be paid in November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.  The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  Our interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The purchase price was $11.9 million, of which $11.6 million was paid in cash and a $0.3 million note payable.  The note accrues interest at 4.75% per annum and the principal and interest is payable in February 2022.

During the three months ended March 31, 2020, we sold two clinics.  The aggregate sales price was $0.1 million.

Employees

Our strategy to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of March 31, 2021, we employed approximately 4850 people nationwide, of which approximately 2,590 were full-time employees.

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

Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort:

•	Establishing clear COVID-19 policies, health and safety protocols, and routine updates to our employees and patients;
•	Increasing cleaning protocols and hand hygiene across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposures;
•	Limiting non-essential travel for all employees;
•	Adjusting schedules and workload to permit remote working where possible;

•	Requiring masks to be worn by all individuals in all locations
•	Decreasing density, increasing social distancing and restricting visitors in our clinics and offices for employees working onsite; and
•	Provided information regarding the COVID-19 vaccines to employees and strongly encouraged all employees to get vaccinated.

Additionally, due to the impact of COVID-19 on our operations, we have generated efficiencies in staffing, including limiting hiring to critical business roles, reducing scheduled hours, furloughs, and reductions-in-force. Through our employees' commitment to following operational protocols and their continued efforts to provide quality services to our patients, we have seen much of the workforce, and our operations, return to pre-pandemic levels.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2021

•
For the 2021 First Quarter, our Operating Results were $8.2 million, or $0.64 per diluted share, as compared to $3.9 million, or $0.30 per diluted share, for the 2020 First Quarter.  Operating Results, a non-Generally Accepted Accounting Principles (“GAAP”) measure, equals net income attributable to our shareholders per the consolidated statements of income plus charges incurred for clinic closure costs and expenses related to our 2020 CFO transition, all net of taxes. Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest.

•
For the 2021 First Quarter, our net income attributable to our shareholders was $8.2 million, as compared to $1.0 million in the 2020 First Quarter. Inclusive of the charge for revaluation of non-controlling interest, net of taxes, used to compute diluted earnings per share in accordance with GAAP, the amount is $2.8 million, or $0.21 per share, for the 2021 First Quarter as compared to $2.6 million, or $0.20 per share, for the 2020 First Quarter.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.

The following table provides details of the diluted earnings per share computation and reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results. Management believes providing Operating Results to investors is useful information for comparing our period-to-period results. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statement of net income plus charges incurred for closure costs and expenses related to our 2020 CFO transition, all net of tax.  The earnings per share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.  Management uses Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance period over period.  Management believes that Operating Results is useful information for investors to use in comparing our period-to-period results as well as for comparing with other similar businesses since most do not have redeemable non-controlling interest instruments and therefore have different liability and equity structures.

Operating Results is not a measure of financial performance under GAAP. Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,173	$1,016
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(7,270)	2,129
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	1,857	(559)
	$2,760	$2,586

Earnings per share (basic and diluted)	$0.21	$0.20

Adjustments:
Expenses related to CFO transition	-	133
Closure costs	37	3,752
Revaluation of redeemable non-controlling interest	7,270	(2,129)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	(1,867)	(461)
Operating Results	$8,200	$3,881

Basic and diluted Operating Results per share	$0.64	$0.30

Shares used in computation - basic and diluted	12,870	12,796

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net operating revenues:
Physical therapy operations	$102,359	$102,841
Industrial injury prevention services	10,009	9,876
Total Company	$112,368	$112,717

Gross profit:
Physical therapy operations (excluding closure costs)	$23,211	$17,779
Industrial injury prevention services	2,722	1,664
	$25,933	$19,443
Physical therapy operations - closure costs	37	3,752
Gross profit	$25,896	$15,691

Revenues

Reported net revenues for the 2021 First Quarter was $112.4 million as compared to $112.7 million for the 2020 First Quarter.  See table below for a detail of reported net revenues (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Net patient revenues	$99,254	$100,126
Management contract revenue	2,559	2,149
Other patient revenues	546	566
Physical therapy operations	$102,359	$102,841
Industrial injury prevention services	10,009	9,876
	$112,368	$112,717

Net patient revenues from physical therapy operations decreased $0.9 million, or 0.9%, to $99.2 million in 2021 First Quarter from $100.1 million in the 2020 First Quarter as a result of having 24 fewer clinics open on average in the 2021 First Quarter as compared to the 2020 First Quarter. Included in net patient revenues are revenues related to clinics sold or closed in 2021 and 2020 of $0.1 million in the First Quarter 2021 and $3.5 million in the First Quarter 2020.  During 2021 First Quarter, we sold our interest in 2 clinics and closed 1 clinic. During 2020, we sold our interest in 14 clinics and closed 34 clinics.  For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $99.1 million in the First Quarter 2021, inclusive of $5.3 million related to clinics opened or acquired in the 2021 First Quarter (“2021 Clinic Additions”) and 2020 year (“2020 Clinic Additions”), together referred to as Clinic Additions, and $96.6 million in First Quarter 2020.  Net patient revenues related to clinics opened or acquired prior to 2020 and still in operations at March 31, 2021 (“Mature Clinics) decreased $1.8 million in the 2021 First Quarter compared to the 2020 First Quarter.  See table below for a detail of net patient revenues from physical therapy operations (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue related to Mature Clinics	$93,820	$95,639
Revenue related to 2021 Clinic Additions	91	-
Revenue related to 2020 Clinic Additions	5,201	978
Revenue from clinics sold or closed in 2021	116	231
Revenue from clinics sold or closed in 2020	26	3,278
	$99,254	$100,126

The average net patient revenue per visit was $104.72 for the 2021 First Quarter as compared to $103.11 for the 2020 First Quarter, including all clinics operational during such periods. Total patient visits were 947,788 in the 2021 First Quarter and 971,023 for the 2020 First Quarter. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Also included in physical therapy operationsNet patient  was revenue from physical therapy management contracts which was $2.6 million for the 2021 First Quarter and $2.1 million in the 2020 First Quarter. Other miscellaneous revenue was $0.5 million in the 2021 First Quarter and $0.6 million in the 2020 First Quarter.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Revenue from the industrial injury prevention business was $10.0 million in the 2021 First Quarter, as compared to $9.9 million in the 2020 First Quarter.

Operating Costs

Total operating costs, excluding closure costs, were $86.4 million in the 2021 First Quarter, or 76.9% of net revenues, a reduction of 590 basis points as compared to $93.3 million in the 2020 First Quarter, or 82.8% of net revenues. Included in operating costs for the 2021 First Quarter was $4.8 million related to Clinic Additions, of which $4.6 million is associated with 2020 Clinic Additions.  Operating costs for Mature Clinics decreased by $6.9 million in the 2021 First Quarter compared to the 2020 First Quarter.  In addition, operating costs related to the industrial injury prevention business decreased by $0.9 million.  See table below for a detail of operating costs, excluding closure costs (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Physical Therapy Operations
Operating costs related to Mature Clinics	$71,971	$78,824
Operating costs related to 2021 Clinic Additions	156	-
Operating costs related to 2020 Clinic Additions	4,638	759
Operating costs related to clinics sold or closed in 2021	156	263
Operating costs related to clinics sold or closed in 2020	(18)	3,404
Physical therapy management contracts	2,245	1,812
Total Physical therapy operations	$79,148	$85,062
Industrial injury prevention services	7,287	8,212
Total operating costs, excluding closure costs	$86,435	$93,274

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, were 56.8% of net revenues in the 2021 First Quarter versus 61.2% in the 2020 First Quarter. Salaries and related costs for the physical therapy operations were $57.5 million in the 2021 First Quarter, or 57.7% of physical therapy operations revenues, as compared to $62.0 million in the 2020 First Quarter, or 61.6% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2021 First Quarter was $3.3 million related to 2020 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2021 and 2020 of $0.1 million and $2.4 million, in the 2021 and 2020 First Quarter, respectively, salaries and related costs for Mature Clinics decreased by $5.5 million in the First Quarter 2021 compared to the First Quarter 2020.  Salaries and related costs related to management contracts, which are included in physical therapy operations increased by $0.4 million for the 2021 First Quarter.

Salaries and related costs for the industrial injury prevention services business were $6.2 million in the 2021 First Quarter, or 62.5% of industrial injury prevention services revenues, as compared to $6.9 million in the 2020 First Quarter, or 70.3% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 19.1% of net revenues in the 2021 First Quarter versus 20.3% in the 2020 First Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations were $20.4 million in the 2021 First Quarter, or 20.4% of physical therapy operations revenues, as compared to $21.6 million in the 2020 First Quarter, or 21.5% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2021 First Quarter was $1.4 million related to 2020 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the partnership interests closed or sold in 2021 and 2020 of $0.1 million in the 2021 First Quarter and $1.2 million in the 2020 First Quarter, rent, supplies, contract labor and other for Mature Clinics decreased by $1.2 million in the First Quarter 2021 compared to the First Quarter 2020.  Rent, supplies, contract labor and other costs, related to management contracts, which are included in physical therapy operations, decreased $0.1 million in the 2021 First Quarter.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business were $1.0 million in the 2021 First Quarter, or 10.3% of industrial injury prevention services revenues, as compared to $1.3 million in the 2020 First Quarter, or 12.9% of net industrial injury prevention services revenues.

Operating Costs—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.1% in the 2021 First Quarter and 1.2% for the comparable period in 2020.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 4.3% at March 31, 2021, as compared to 4.5% at December 31, 2020. Our days’ sales outstanding were 34 days at March 31, 2021 and 32 days at December 31, 2020.

Gross Profit

Gross profit for the 2021 First Quarter, excluding closure costs, was $25.9 million, an increase of  $6.5 million, or approximately 33.4%, as compared to $19.4 million in the 2020 First Quarter. The gross profit percentage, excluding closure costs, was 23.1% of net revenue in the 2021 First Quarter, an increase of 590 basis points as compared to 17.2% in the 2020 First Quarter. The gross profit percentage for the our physical therapy clinics, excluding closure costs, was 22.9% in the 2021 First Quarter, an improvement of 560 basis points as compared to 17.3% in the 2020 First Quarter. The gross profit percentage on physical therapy management contracts was 12.3% in the 2021 First Quarter, a decrease of 340 basis points as compared to 15.7% in the 2020 First Quarter. During the 2021 First Quarter, the physical therapy management contracts business had a charge to provision for credit losses of $0.1 million.

The gross profit percentage for the industrial injury prevention business was 27.2% in the 2021 First Quarter, an improvement of 1040 basis points as compared to 16.8% in the 2020 First Quarter.

The table below details the gross profit, excluding closure costs (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Gross profit, excluding closure costs:
Physical therapy clinics	$22,897	$17,442
Management contracts	314	337
Industrial injury prevention services	2,722	1,664
Gross profit, excluding closure costs	$25,933	$19,443

Physical therapy operations - closure costs	37	3,752
Gross profit	$25,896	$15,691

Corporate Office Costs

Corporate office costs were $10.9 million in the 2021 First Quarter compared to $11.7 million in the 2020 First Quarter. Corporate office costs were 9.7% of net revenues for the 2021 First Quarter as compared to 10.4% for the 2020 First Quarter.

Operating Income

Operating income for the 2021 First Quarter was $15.0 million, an increase of $11.0 million, or 274.2% as compared to $4.0 million for the 2020 First Quarter. Operating income as a percentage of net revenue increased by 980 basis points from 3.6% in the 2020 period to 13.4% in 2021.  The 2020 First Quarter included $3.8 million related to clinic closures.

Interest Expense

Interest expense was $0.2 million in the 2021 First Quarter and $0.4 million in the 2020 First Quarter due to lower average borrowings under our Amended Credit Agreement. At March 31, 2021, $16.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income taxes was $2.9 million for the 2021 First Quarter and $0.3 million for the 2020 First Quarter. The provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 26.5% for the 2021 First Quarter and 22.3% for the 2020 First Quarter.

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020

Income before taxes	$14,830	$3,630

Less: net income attributable to non-controlling interests:
Non-controlling interests - permanent equity	(2,453)	(1,796)
Redeemable non-controlling interests - temporary equity	(1,260)	(526)
	$(3,713)	$(2,322)

Income before taxes less net income attributable to non-controlling interests	$11,117	$1,308

Provision for income taxes	$2,944	$292

Effective tax rate	26.5%	22.3%

Net Income Attributable to Non-controlling Interests

Net income attributable to redeemable non-controlling interests (temporary equity) was $2.5 million in the 2021 First Quarter and $1.8 million in the 2020 First Quarter.  Net income attributable to non-controlling interests (permanent equity) was $1.3 million in the 2021 First Quarter and $0.5 million in the 2020 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At March 31, 2021 and December 31, 2020, we had $17.9 million and $32.9 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2022.

Cash and cash equivalents decreased by $15.0 million from December 31, 2020 to March 31, 2021.  During the 2021 First Quarter, $17.7 million was provided by operations. The major uses of cash for investing and financing activities included: repayment of MAAPP funds ($14.0 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($5.3 million), purchase of business ($11.7 million), and purchase of fixed assets ($1.6 million).

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017 and January 2021 (hereafter referred to as “Amended Credit Agreement”). The Amended Credit Agreement is unsecured and has loan covenants, including requirements that we comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Proceeds from the Amended Credit Agreement may be used for working capital, acquisitions, purchases of our common stock, dividend payments to the our common stockholders, capital expenditures and other corporate purposes. The pricing grid is based on our consolidated leverage ratio with the applicable spread over LIBOR ranging from 1.25% to 2.0% or the applicable spread over the Base Rate ranging from 0.1% to 1%. Fees under the Amended Credit Agreement include an unused commitment fee of 0.3% of the amount of funds outstanding under the Amended Credit Agreement.

The 2021 amendment to the Amended Credit Agreement allows the cash and noncash consideration that we could pay with respect to acquisitions permitted under the Amended Credit Agreement to $50,000,000 for any fiscal year, and the amount we may pay in cash dividends to its shareholders in an aggregate amount not to exceed $50,000,000 in any fiscal year.  The commitment remains at $125 million, however the accordion feature in the agreement was expanded to provide for capacity up to $150 million, and has a maturity date of November 30, 2025. The Amended Credit Agreement is unsecured and includes certain financial covenants which include a consolidated fixed charge coverage ratio and a consolidated leverage ratio, as defined in the agreement.

On March 31, 2021, $16.0 million was outstanding on the Amended Credit Agreement resulting in $109.0 million of availability. As of March 31, 2021, we were in compliance with all of the covenants thereunder.

On March 31, 2021, we acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%. The practice is in the process of developing a sixth. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

On November 30, 2020, we acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest is due to be paid on November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable.  One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.  The remaining note of $0.3 million was paid in November 2020.

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  Our interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and a $0.3 million note payable.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 31, 2021 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2018 through March 2021. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At March 31, 2021, the balance on these notes payable was $5.7 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of March 31, 2021, we have accrued $5.8 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of March 31, 2021, there are currently an additional estimated 144,092 shares (based on the closing price of $104.10 on March 31, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2021.

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

See also Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2021, $16.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2021, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $160,000.

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

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1
First Amendment to Second Amended and Restated Credit Agreemely dated as of January 9, 2021 among the Company, as the borrower and Bank of America, N.A., as Adminstrative Agent [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on February 4, 2021.]

10.2+
U.S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021. [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 16, 2021.]

10.3+
U.S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021. [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 16, 2021.]

10.4+
U.S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2021, effective March 17, 2021. [incorporated by reference to Exhibit 99.3 to the Company Current Report on Form 8-K filed with the SEC on March 16, 2021.]

10.5+
U.S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2021, effective March 17, 2021. [incorporated by reference to Exhibit 99.4 to the Company Current Report on Form 8-K filed with the SEC on March 16, 2021.]

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

U.S. PHYSICAL THERAPY, INC.

Date: May 10, 2021	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller