Form 10-Q
period 2021-06-30
U S PHYSICAL THERAPY INC /NV
filed 2021-08-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

As of  August 9, 2021, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,906,932.

PART I—FINANCIAL INFORMATION - UNAUDITED

ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$20,419	$32,918
Patient accounts receivable, less allowance for credit losses of $2,435 and $2,008, respectively	45,144	41,906
Accounts receivable - other	9,025	9,039
Other current assets	5,111	3,773
Total current assets	79,699	87,636
Fixed assets:
Furniture and equipment	57,538	55,426
Leasehold improvements	35,986	35,320
Fixed assets, gross	93,524	90,746
Less accumulated depreciation and amortization	71,964	69,081
Fixed assets, net	21,560	21,665
Operating lease right-of-use assets	87,090	81,595
Goodwill	373,887	345,646
Other identifiable intangible assets, net	59,216	56,280
Other assets	1,506	1,539
Total assets	$622,958	$594,361

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Current liabilities:
Accounts payable - trade	$1,782	$1,335
Accrued expenses	44,720	59,746
Current portion of operating lease liabilities	27,860	27,512
Current portion of notes payable	1,017	4,899
Total current liabilities	75,379	93,492
Notes payable, net of current portion	821	596
Revolving line of credit	38,000	16,000
Deferred taxes	8,281	7,779
Operating lease liabilities, net of current portion	66,887	61,985
Other long-term liabilities	5,442	4,539
Total liabilities	194,810	184,391

Redeemable non-controlling interests - temporary equity	143,337	132,340

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,121,669 and 15,066,282 shares issued, respectively	151	151
Additional paid-in capital	99,039	95,622
Retained earnings	216,286	212,015
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	283,848	276,160
Non-controlling interests - permanent equity	963	1,470
Total USPH shareholders’ equity and non-controlling interests - permanent equity	284,811	277,630
Total liabilities, redeemable non-controlling interests,
USPH shareholders’ equity and non-controlling interests - permanent equity	$622,958	$594,361

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30,2021	June 30, 2020

Net patient revenues	$113,238	$72,279	$212,492	$172,405
Other revenues	13,690	11,578	26,804	24,169
Net revenues	126,928	83,857	239,296	196,574
Operating costs:
Salaries and related costs	68,866	43,429	132,681	112,433
Rent, supplies, contract labor and other	22,416	20,311	43,836	43,220
Provision for credit losses	1,364	739	2,564	2,100
Closure costs - lease and other	(22)	94	15	1,987
Closure costs - derecognition of goodwill	-	-	-	1,859
Total operating costs	92,624	64,573	179,096	161,599

Gross profit	34,304	19,284	60,200	34,975

Corporate office costs	12,074	9,022	22,948	20,699
Operating income	22,230	10,262	37,252	14,276

Other income and expense:
Relief Funds	-	7,959	-	7,959
Gain on sale of partnership interest and clinics	-	1,073	-	1,073
Interest and other income, net	46	4	100	47
Interest expense - debt and other	(237)	(653)	(483)	(1,080)
Total other income and expense	(191)	8,383	(383)	7,999
Income before taxes	22,039	18,645	36,869	22,275
Provision for income taxes	4,567	3,882	7,511	4,174

Net income	$17,472	$14,763	$29,358	$18,101

Less: net income attributable to non-controlling interests:
Redeemable non-controlling interests - temporary equity	(3,611)	(2,996)	(6,064)	(4,792)
Non-controlling interests - permanent equity	(1,425)	(1,535)	(2,685)	(2,061)
	$(5,036)	$(4,531)	$(8,749)	$(6,853)

Net income attributable to USPH shareholders	$12,436	$10,232	$20,609	$11,248

Basic and diluted earnings per share attributable to USPH shareholders	$0.82	$0.99	$1.03	$1.19

Shares used in computation - basic and diluted	12,902	12,843	12,886	12,820

Dividends declared per common share	$0.35	$-	$0.70	$0.32

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net income including non-controlling interests	$29,358	$18,101
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation and amortization	5,484	5,333
Provision for credit losses	2,564	2,100
Equity-based awards compensation expense	3,405	3,389
Deferred income taxes	3,160	(1,737)
Loss on sale of fixed assets	106	429
Gain on sale of partnership interest	-	(1,073)
Derecognition (write-off) of goodwill - closed clinics	-	1,859
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(5,325)	8,880
Decrease in accounts receivable - other	129	283
(Increase) decrease in other assets	(255)	5,969
(Decrease) increase in accounts payable and accrued expenses	(3,672)	4,478
Increase in other long-term liabilities	602	345
Net cash provided by operating activities	35,556	48,356

INVESTING ACTIVITIES
Purchase of fixed assets	(3,301)	(4,628)
Purchase of majority interest in businesses, net of cash acquired	(20,402)	(11,633)
Purchase of redeemable non-controlling interest, temporary equity	(9,536)	(2,388)
Purchase of non-controlling interest, permanent equity	-	(144)
Proceeds on sale of redeemable non-controlling interest, temporary equity	32	19
Proceeds on sales of partnership interest, clinics and fixed assets	(168)	695
Net cash used in investing activities	(33,375)	(18,079)

FINANCING ACTIVITIES
Distributions to non-controlling interests, permanent and temporary equity	(9,398)	(5,707)
Cash dividends paid to shareholders	(9,028)	(4,110)
Proceeds from revolving line of credit	128,000	99,000
Payments on revolving line of credit	(106,000)	(112,000)
Principal payments on notes payable	(4,207)	(314)
(Payment) receipt of Medicare Accelerated and Advance Funds	(14,054)	12,861
Other	7	-
Net cash used in financing activities	(14,680)	(10,270)

Net (decrease) increase in cash and cash equivalents	(12,499)	20,007
Cash and cash equivalents - beginning of period	32,918	23,548
Cash and cash equivalents - end of period	$20,419	$43,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,967	$57
Interest	$741	$944
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$550	$300
Purchase of businesses - payable	$1,000	$-
Purchase of redeemable non-controlling interest - notes payable	$-	$137
Notes payable due to purchase of non-controlling interest, permanent equity	$-	$699
Note receivables related to sale of partnership interest	$287	$386

See notes to consolidated financial statements.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2021	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2021	15,111	$151	$97,286	$210,375	(2,215)	$(31,628)	$276,184	$1,057	$277,241
Issuance of restricted stock, net of cancellations	10	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(1,897)	-	-	(1,897)	-	(1,897)
Compensation expense - equity-based awards	-	-	1,754	-	-	-	1,754	-	1,754
Dividends paid to USPT shareholders	-	-	-	(4,514)	-	-	(4,514)	-	(4,514)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,510)	(1,510)
Other	-	-	(1)	(114)	-	-	(115)	(9)	(124)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,425	1,425
Net income attributable to USPH shareholders	-	-	-	12,436	-	-	12,436	-	12,436
Balance June 30, 2021	15,121	$151	$99,039	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2021	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2020	15,065	$151	$95,622	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	56	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(7,310)	-	-	(7,310)	-	(7,310)
Compensation expense - equity-based awards	-	-	3,403	-	-	-	3,403	-	3,403
Dividends paid to USPT shareholders	-	-	-	(9,028)	-	-	(9,028)	-	(9,028)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(3,182)	(3,182)
Short swing profit settlement	-	-	13	-	-	-	13	-	13
Other	-	-	1	-	-	-	1	(10)	(9)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	2,685	2,685
Net income attributable to USPH shareholders	-	-	-	20,609	-	-	20,609	-	20,609
Balance June 30, 2021	15,121	$151	$99,039	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended June 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance March 31, 2020	15,059	$151	$89,756	$182,785	(2,215)	$(31,628)	$241,064	$1,240	$242,304
Issuance of restricted stock, net of cancellations	(1)	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	2,466	-	-	2,466	-	2,466
Compensation expense - equity-based awards	-	-	1,502	-	-	-	1,502	-	1,502
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,313)	(1,313)
Other	-	-	-	(10)	-	-	(10)	(28)	(38)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,535	1,535
Net income attributable to USPH shareholders	-	-	-	10,232	-	-	10,232	-	10,232
Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the six months ended June 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	69	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	4,036	-	-	4,036	-	4,036
Compensation expense - equity-based awards	-	-	3,389	-	-	-	3,389	-	3,389
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,043)	(2,043)
Other	-	-	-	(53)	-	-	(53)	(28)	(81)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	2,061	2,061
Net income attributable to USPH shareholders	-	-	-	11,248	-	-	11,248	-	11,248
Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%.  When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

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

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. The purchase price for the 70% interest was approximately $4.2 million, of which $3.7 million was paid in cash and $0.5 million in the form of two notes payable. One of the notes payable of $0.3 million was paid in November 2020. The remaining note of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021.

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

During the six months ended June 30, 2021, the Company sold two clinics. The aggregate sales price of $0.1 million was paid in cash.

As of June 30, 2021, the Company operated 575 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 39 third-party facilities under management as of June 30, 2021.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets as non-controlling interests – permanent equity and within the income statements as net income attributable to non-controlling interests – permanent equity.

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

Operating results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results the Company expects for the entire year.
Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in the Company’s Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s results were negatively impacted by the effects of the COVID-19 pandemic in 2020. For 2021 periods as compared to 2020 periods, the increase in revenues and expenses are primarily due to the Company returning to pre-pandemic results.

The Company has put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, the Company has continued to allow a large number of office-based employees to work remotely. The Company is monitoring the situation and will adjust work environments accordingly.

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

In 2020, the Company received a number of benefits under the CARES Act including, but not limited to:

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

•
The Company elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of June 30, 2021 included in accrued liabilities is $4.1 million and in other long-term liabilities is $4.2 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. In 2020, the Company’s consolidated subsidiaries received approximately $13.5 million in payments under the CARES Act (“Relief Funds”). In accordance with GAAP, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest to and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released. There were no Relief Funds received in the six months ended June 30, 2021.

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

The Company did not note an impairment to long-lived assets during the six months ended June 30, 2021.

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

The Company operates a two segment business which is made up of various clinics within partnerships, and the other is industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test (there were six regions in both 2020 and 2019 in the physical therapy operations segment).  In addition to the six regions mentioned prior, the impairment analysis included a separate analysis for the industrial injury prevention business, as a separate reporting unit.

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

Based on the economic conditions and the decline in patient visits due to the COVID-19 pandemic, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of June 30, 2021. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units were impaired as of June 30, 2021.

The Company will continue to monitor for any triggering events or other indicators of impairment.  Due to the uncertainty of the current economic conditions resulting from the COVID-19 pandemic, the Company will continue to review its carrying amounts of goodwill and other intangibles quarterly.

During the six months ended June 30, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the six months ended June 30, 2021.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the six months ended June 30, 2021. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement and the redemption value of Redeemable non-controlling interests approximate the respective fair values. The fair value of the Company’s redeemable non-controlling interests is determined based on “Level 3” inputs. The interest rate on the Amended Credit Agreement, is tied to the London Interbank Offered Rate (“LIBOR”). Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2021.

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

This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company plans to adopt this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the Company’s consolidated financial statements.

2. ACQUISITIONS OF BUSINESSES

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

The purchase price plus the fair value of the non-controlling interests for the acquisitions in 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2021, the estimated values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the amortization period is 12.0 years. For non-compete agreements, the amortization period is 6.0 years.
The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):
Cash paid, net of cash acquired	$20,401
Seller note	550
Payable	1,000
Total consideration	$21,951

Estimated fair value of net tangible assets acquired:
Total current assets	$476
Total non-current assets	505
Total liabilities	(1,159)
Net tangible assets acquired	$(178)
Referral relationships	3,249
Non-compete	495
Tradename	1,290
Goodwill	27,814
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(10,719)
$21,951

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

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. The purchase price for the 70% interest was approximately $4.2 million, of which $3.7 million was paid in cash and $0.5 million in the form of two notes payable. One of the notes payable of $0.2 million is payable, with any accrued interest at 5% per annum, on September 30, 2021. The remaining note of $0.3 million was paid in November 2020.
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

The purchase price for the 2020 acquisitions has been allocated as follows (in thousands):
Cash paid, net of cash acquired	$23,912
Seller note	1,121
Total consideration	$25,033

Estimated fair value of net tangible assets acquired:
Total current assets	$1,271
Total non-current assets	196
Total liabilities	(555)
Net tangible assets acquired	$912
Referral relationships	4,497
Non-compete	522
Tradename	1,557
Goodwill	28,843
Fair value of non-controlling interest (classified as redeemable non-controlling interests)	(11,298)
$25,033

The Company is in the process of completing its formal valuation analysis of the September 2020 and November 2020 acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at June 30, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.
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

The Company determines allowances for doubtful accounts based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts the Company estimates to be collectible.

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net patient revenues	$113,238	$72,279	$212,492	$172,405
Management contract revenues	2,739	1,592	5,297	3,740
Other revenues	918	328	1,464	895
Physical therapy operations	$116,895	$74,199	$219,253	$177,040
Industrial injury prevention services revenues	10,033	9,658	20,043	19,534
	$126,928	$83,857	$239,296	$196,574

Medicare Reimbursement

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2017 through 2019, a 0.5% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment. For services provided in 2020 through 2025 no adjustment is expected to be applied each year to the fee schedule payment rates, before applying the mandatory budget neutrality adjustment.

In the 2020 MPFS Final Rule, CMS revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality.  As a result, reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics received an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021 as compared to 2020.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021.  On April 14, 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021.

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

CMS adopted a multiple procedure payment reduction (‘‘MPPR’’) for therapy services in the final update to the MPFS for calendar year 2011. The MPPR applied to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the Relative Value Unit (‘‘RVU’’) for the therapy procedure with the highest practice expense RVU, then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2013, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 50%.

Medicare claims for outpatient therapy services furnished by therapy assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapy assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapy assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the our financial statements as of June 30, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended June 30, 2021 and 2020, respectively, net patient revenues from Medicare were approximately $35.6 million and $16.9 million, respectively.  For the six months ended June 30, 2021 and 2020, respectively, net patient revenues from Medicare were approximately $62.2 million and $44.4 million, respectively.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% at June 30, 2021.

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$12,436	$10,232	$20,609	$11,248
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	(2,549)	3,344	(9,819)	5,473
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	651	(878)	2,508	(1,437)
	$10,538	$12,698	$13,298	$15,284

Earnings per share (basic and diluted)	$0.82	$0.99	$1.03	$1.19

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,902	12,843	12,886	12,820

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

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo.; Therefore, the undistributed earnings amount is small, if any.

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

For the three and six months ended June 30, 2021 and 2020, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Beginning balance	$138,924	$140,498	$132,340	$137,750
Operating results allocated to redeemable non-controlling interest partners	3,611	2,996	6,064	4,792
Distributions to redeemable non-controlling interest partners	(2,622)	(2,054)	(6,216)	(3,665)
Changes in the fair value of redeemable non-controlling interest	2,549	(3,344)	9,819	(5,473)
Purchases of redeemable non-controlling interest	(4,707)	(1,372)	(9,536)	(3,224)
Acquired interest	5,556	-	10,719	6,471
Sales of redeemable non-controlling interest - temporary equity	-	564	319	564
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	-	(545)	(287)	(545)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	26	(15)	115	58
Ending balance	$143,337	$136,728	$143,337	$136,728

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	June 30, 2021	June 30, 2020

Contractual time period has lapsed but holder's employment has not been terminated	$73,915	$72,815
Contractual time period has not lapsed and holder's employment has not been terminated	69,422	63,913
Holder's employment has terminated and contractual time period has expired	-	-
Holder's employment has terminated and contractual time period has not expired	-	-
	$143,337	$136,728

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020

Beginning balance	$345,646	$317,676
Goodwill acquired	27,814	28,540
Goodwill derecognition (write-off) related to closed clinics	-	(1,859)
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	427	1,289
Ending balance	$373,887	$345,646

The derecognition (write-off) of goodwill in the amount of $1.9 million was related to certain clinics that have been permanently closed.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Tradenames	$32,836	$32,317
Referral relationships, net of accumulated amortization of $16,082 and $14,522, respectively	24,707	22,119
Non-compete agreements, net of accumulated amortization of $6,170 and $5,993, respectively	1,673	1,844
	$59,216	$56,280

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

The following table details the amount of amortization expense recorded for intangible assets for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Referral relationships	$778	$836	$1,561	$1,449
Non-compete agreements	138	87	177	264
	$916	$923	$1,738	$1,713

Based on the balance of referral relationships and non-compete agreements as of June 30, 2021, the expected amount to be amortized in 2021 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2021 (excluding the six months ended June 30, 2021)	$1,626	2021 (excluding the six months ended June 30, 2021)	$281
2022	$3,203	2022	$406
2023	$3,096	2023	$336
2024	$2,932	2024	$279
2025	$2,788	2025	$213
Thereafter	$11,062	Thereafter	$158

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Salaries and related costs	$24,378	$24,646
Credit balances due to patients and payors	5,638	5,756
Group health insurance claims	2,316	2,113
Closure costs	844	1,333
Federal income taxes payable	4,547	5,715
MAAPP funds payable	-	14,054
Deferred employer payroll taxes - CARES ACT	4,547	4,170
Other	2,450	1,959
Total	$44,720	$59,746

See Note – 1 Basis of Presentation and Significant Accounting Policies – Impact of COVID-19 for a discussion of CARES Act and MAAPP funds. Closure costs consist primarily of remaining lease commitments related to closed clinics.

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Credit Agreement average effective interest rate of 2.6% for both June 30, 2021 and December 31, 2020, (inclusive of unused fee)	$38,000	$16,000
Various notes payable with $1,017 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	1,838	5,495
	$39,838	$21,495
Less current portion	(1,017)	(4,899)
Long term portion	$38,821	$16,596

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

As of June 30, 2021, $38.0 million was outstanding on the Amended Credit Agreement, resulting in $87.0 million of availability. As of June 30, 2021, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2020 and 2021, the Company entered into notes payable in the aggregate amount of $1.6 million of which an aggregate principal payment of $0.5 million is due in 2021, $0.6 million is due in 2022 and $0.5 million is due in 2023. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment. The balance of the various notes payable entered into prior to 2020 was $0.2 million which will be paid in the last six months in 2021.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at June 30, 2021 are as follows (in thousands):

During the twelve months ended June 30, 2022	$1,017
During the twelve months ended June 30, 2023	821
During the twelve months ended June 30, 2026	38,000
$39,838

The outstanding amounts under the Amended Credit Agreement facility (balance at June 30, 2021 of $38.0 million) mature on November 30, 2025.

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

For the three months and six ended June 30, 2021, the components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$7,895	$7,815	$15,624	$15,627
Short-term lease cost	361	215	729	509
Variable lease cost	1,628	1,514	3,239	3,046
Total lease cost *	$9,884	$9,544	$19,592	$19,182
*Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$8,258	$6,555	$16,370	$14,345

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$12,976	$7,535	$20,873	$19,075

The aggregate future lease payments for operating leases as of June 30, 2021 were as follows (in thousands):

Fiscal Year	Amount
2021 (excluding the six months ended June 30, 2021)	$15,765
2022	28,048
2023	22,301
2024	15,724
2025	9,460
2026 and therafter	9,374
Total lease payments	$100,672
Less: imputed interest	5,925
Total operating lease liabilities	$94,747

Average lease terms and discount rates were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-average remaining lease term - Operating leases	4.11 Years	4.21 Years	4.11 Years	4.21 Years

Weighted-average discount rate - Operating leases	3.0%	3.2%	3.0%	3.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net operating revenues:
Physical therapy operations	$116,895	$74,199	$219,253	$177,040
Industrial injury prevention services	10,033	9,658	20,043	19,534
Total Company	$126,928	$83,857	$239,296	$196,574

Gross profit:
Physical therapy operations (excluding closure costs)	$31,739	$16,199	$54,950	$33,978
Industrial injury prevention services	2,543	3,179	5,265	4,843
	$34,282	$19,378	$60,215	$38,821
Physical therapy operations - closure costs	(22)	94	15	3,846
Gross profit	$34,304	$19,284	$60,200	$34,975

Total Assets:
Physical therapy operations			$578,985	$534,238
Industrial injury prevention services			43,973	50,780
Total Company			$622,958	$585,018

12. RELATED PARTY TRANSACTIONS

Settlement of Short Swing Profit Claim

In March 2021, the Company recorded approximately $12.8 thousand related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in capital in the consolidated balance sheets as of June 30, 2021 and consolidated statements of stockholders’ equity, as well as in cash provided by financing activities included in Other, in the consolidated statements of cash flows, for the six months ended June 30, 2021.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 129,455 shares (based on the closing price of $115.87 on June 30, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the six months ended June 30, 2021.

14. RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. We also operate an industrial injury prevention services business which includes onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments services.

Business Update Related to COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020 and the 2020 Annual Report, our results were negatively impacted by the effects of the COVID-19 pandemic in 2020. For 2021 periods as compared to 2020 periods, the increase in revenues and expenses are primarily due to the Company returning to pre-pandemic volumes.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we continue to allow a large number of office-based employees to work remotely. The Company is monitoring the situation and will adjust work environments accordingly.

In response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act was signed into law in March 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

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

•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of June 30, 2021, included in each of accrued liabilities was $4.1 million and in other long-term liabilities is $4.2 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through December 31, 2020, our consolidated subsidiaries received approximately $13.5 million of payments under the CARES Act (“Relief Funds”). Under the our accounting policy, these payments have been recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.  There were no Relief Funds received in the six months ended June 30, 2021.

Selected Operating and Financial Data

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

At June 30, 2021, we operated 575 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 39 such third-party facilities under management as of June 30, 2021.

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

On June 30, 2021, we acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023.

On March 31, 2021, we acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed.  The purchase price was approximately $12.0 million, of which $11.7 million was paid in cash and a $0.3 million note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

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

During the six months ended June 30, 2020, we sold two clinics.  The aggregate sales price was $0.1 million.

Employees

Our strategy to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of June 30, 2021, we employed approximately 5,178 people nationwide, of which approximately 2,755 were full-time employees.

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

RESULTS OF OPERATIONS

Summary of 2021 Second Quarter and Six Months Results

For the three months ended June 30, 2021 (“2021 Second Quarter”), our net income attributable to diluted shareholders was $12.4 million, as compared to $10.2 million for the three months ended June 30, 2020 (“2020 Second Quarter”) and $14.6 million for the three months ended June 30, 2019 (“2019 Second Quarter”), which includes a $5.8 million gain on the sale of the Company’s interest in a physical therapy partnership on June 30, 2019.  For the six months ended June 30, 2021 (“2021 Six Months”), our net income attributable to diluted shareholders was $20.6 million, as compared to $11.2 million for the six months ended June 30, 2020 (“2020 Six Months”) and $23.1 million for the six months ended June 30, 2019 (“2019 Six Months”).  Inclusive of the charge or credit for revaluation of non-controlling interest, net of taxes, used to compute diluted earnings per diluted share in accordance with GAAP, the amount is $10.5 million, or $0.82 per diluted share, for the 2021 Second Quarter as compared to $12.7 million, or $0.99 per diluted share, for the 2020 Second Quarter, and $10.8 million, or $0.85 per diluted share, for the 2019 Second Quarter.  Inclusive of the charge or credit for revaluation of redeemable non-controlling interest, net of taxes, used to compute diluted earnings per diluted share in accordance with GAAP, the amount is $13.3 million, or $1.03 per diluted share, for the 2021 Six Months  as compared to $15.3 million, or $1.19 per diluted share, for the 2020 Six Months, and $15.8 million, or $1.24 per diluted share, for the 2019 Six Months.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.  See the table below for the computation of diluted earnings per diluted share.  In 2020, the valuation of redeemable non-controlling interests decreased due to the results associated with the pandemic, therefore resulting in a credit to retained earnings. In 2021 and 2019, the valuations increased therefore there was a charge to retained earnings.

For the 2021 Second Quarter,  our Operating Results was $12.4 million, or $0.96 per diluted diluted share, as compared to $9.5 million (inclusive of Relief Funds), or $0.74 per diluted diluted share, for the 2020 Second Quarter, and $10.3 million, or $0.81 per diluted share for the 2019 Second Quarter.  For the 2021 Six Months, our Operating Results was $20.6 million, or $1.60 per diluted diluted share, as compared to $13.4 million, or $1.04 per diluted diluted share, for the 2020 Six Months, and $18.8 million, or $1.47 per diluted share, for the 2019 Six Months.  Operating Results, a non-Generally Accepted Accounting Principles (“GAAP”) measure, equals net income attributable to our diluted shareholders per the consolidated statements of income less gain on sale of partnership interests and clinics plus charges incurred for clinic closure costs and expenses related to CFO transition, all net of taxes. Earnings per diluted share from Operating Results also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

The table below provides a calculation of diluted earnings per share and Operating Results (in thousands, except per share data):

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
EARNINGS PER SHARES AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended June 30,
	2021	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$12,436	$10,232	$14,620
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(2,549)	3,344	(5,169)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	651	(878)	1,356
	$10,538	$12,698	$10,807

Earnings per share (basic and diluted)	$0.82	$0.99	$0.85

Adjustments:
Closure costs	(22)	94	-
Expenses related to CFO transition	-	-	-
Gain on sale of partnership interest and clinics	-	(1,073)	(5,823)
Relief Funds	-	(7,958)	-
Allocation to non-controlling interest	-	1,900	-
Revaluation of redeemable non-controlling interest	2,549	(3,344)	5,169
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	(651)	2,725	172
Operating Results (excluding Relief Funds)	$12,414	$5,042	$10,325

Relief Funds	-	7,958	-
Allocation to non-controlling interest	-	(1,900)	-
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	-	(1,590)	-
Operating Results (including Relief Funds)	$12,414	$9,510	$10,325

Basic and diluted Operating Results (without Relief Funds) per share	$0.96	$0.39	$0.81
Basic and diluted Operating Results (including Relief Funds) per share	$0.96	$0.74	$0.81

Shares used in computation - basic and diluted	12,902	12,843	12,767

	Six Months Ended June 30,
	2021	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$20,609	$11,248	$23,063
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(9,819)	5,473	(9,830)
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	2,508	(1,437)	2,580
	$13,298	$15,284	$15,813

Earnings per share (basic and diluted)	$1.03	$1.19	$1.24

Adjustments:
Closure costs	15	3,846	-
Expenses related to CFO transition	-	133	-
Gain on sale of partnership interest and clinics	-	(1,073)	(5,823)
Relief Funds	-	(7,958)	-
Allocation to non-controlling interest	-	1,900	-
Revaluation of redeemable non-controlling interest	9,819	(5,473)	9,830
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	(2,508)	2,264	(1,052)
Operating Results (excluding Relief Funds)	$20,624	$8,923	$18,768

Relief Funds	-	7,958	-
Allocation to non-controlling interest	-	(1,900)	-
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	-	(1,590)	-
Operating Results (including Relief Funds)	$20,624	$13,391	$18,768

Basic and diluted Operating Results (without Relief Funds) per share	$1.60	$0.70	$1.47
Basic and diluted Operating Results (including Relief Funds) per share	$1.60	$1.04	$1.47

Shares used in computation - basic and diluted	12,886	12,820	12,738

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2021	2020

Net operating revenues:
Physical therapy operations	$116,895	$74,199
Industrial injury prevention services	10,033	9,658
Total Company	$126,928	$83,857

Gross profit:
Physical therapy operations (excluding closure costs)	$31,739	$16,199
Industrial injury prevention services	2,543	3,179
	$34,282	$19,378
Physical therapy operations - closure costs	(22)	94
Gross profit	$34,304	$19,284

Total Assets:
Physical therapy operations	$578,888	$534,238
Industrial injury prevention services	44,070	50,780
Total Company	$622,958	$585,018

Revenues

Reported net revenues for the 2021 Second Quarter was $126.9 million, an increase of 51.4% as compared to $83.9 million for the 2020 Second Quarter.See table below for a detail of reported net revenues (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Revenue related to Mature Clinics	$105,223	$69,567
Revenue related to 2021 Clinic Additions	2,458	-
Revenue related to 2020 Clinic Additions	5,531	1,952
Revenue from clinics sold or closed in 2021	24	102
Revenue from clinics sold or closed in 2020	2	658
Net patient revenue from physical therapy operations.	113,238	72,279
Other revenue	918	328
Physical therapy operations	$114,156	$72,607
Management contract revenue	2,739	1,592
Industrial injury prevention services	10,033	9,658
Total Revenue	$126,928	$83,857

Net patient revenues from physical therapy operations increased $41.0 million, or 56.7%, to $113.2 million for the 2021 Second Quarter from $72.3 million for the 2020 Second Quarter. Included in net patient revenues are revenues related to clinics sold or closed in 2021 and 2020 of $26,000 for 2021 Second Quarter and $0.8 million for the 2020 Second Quarter. During the full year of 2020, the Company sold its interest in 14 clinics and closed 34 clinics.  For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $113.2 million for Second Quarter 2021, inclusive of $8.0 million related to clinics opened or acquired in the 2021 Second Quarter  (“2021 Clinic Additions”) and 2020 year (“2020 Clinic Additions”), together referred to as (“Clinic Additions”), and $71.5 million for the Second Quarter 2020, inclusive of $2.0 million for 2020 Clinic Additions.  Net patient revenues related to clinics opened or acquired prior to 2020 and still in operations at June 30, 2021 (“Mature Clinics”) increased $35.7 million for the 2021 Second Quarter compared to the 2020 Second Quarter.

The average net patient revenue per visit was $104.46 for the 2021 Second Quarter as compared to $106.97 for the 2020 Second Quarter, including all clinics operational during such periods. Total patient visits increased 60.4% to 1,084,070 for the 2021 Second Quarter from 675,701 for the 2020 Second Quarter. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Revenue from physical therapy management contracts increased 72.0% to $2.7 million for the 2021 Second Quarter as compared to $1.6 million for the 2020 Second Quarter. Other miscellaneous revenue was $0.9 million in the 2021 Second Quarter and $0.3 million in the 2020 Second Quarter.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Revenue from the industrial injury prevention business increased 3.9% to $10.0 million for the 2021 Second Quarter as compared to $9.7 million for the 2020 Second Quarter.

Operating Costs

Total operating costs, excluding closure costs, were $92.6 million for the 2021 Second Quarter, or 73.0% of net revenues, an improvement of 390 basis points as compared to $64.5 million for the 2020 Second Quarter, or 76.9% of net revenues. Included in operating costs for the 2021 Second Quarter was $7.0 million related to Clinic Additions.  Operating costs for Mature Clinics increased by $22.2 million for the 2021 Second Quarter compared to the 2020 Second Quarter.  In addition, operating costs related to the industrial injury prevention business increased by $1.0 million.  See table below for a detail of operating costs, excluding closure costs (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Operating costs related to Mature Clinics	$75,988	$53,767
Operating costs related to 2021 Clinic Additions	2,019	-
Operating costs related to 2020 Clinic Additions	4,934	1,513
Operating costs related to clinics sold or closed in 2021	(2)	132
Operating costs related to clinics sold or closed in 2020	14	1,425
Physical therapy operations	$82,953	$56,837
Physical therapy management contracts	2,202	1,163
Industrial injury prevention services	7,491	6,479
	$92,646	$64,479

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention business, were 54.3% of net revenues for the 2021 Second Quarter versus 51.8% for the 2020 Second Quarter. Salaries and related costs for the physical therapy operations were $60.6 million in the 2021 Second Quarter, or 53.1% of physical therapy operations revenues, as compared to $36.9 million in the 2020 Second Quarter, or 50.9% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2021 Second Quarter was $4.9 million related to 2021 and 2020 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2021 and 2020, salaries and related costs for Mature Clinics increased by $20.1 million in the 2021 Second Quarter compared to the 2020 Second Quarter.  Salaries and related costs related to management contracts increased by $0.9 million for the 2021 Second Quarter.

Salaries and related costs for the industrial injury prevention services business were $6.2 million in the 2021 Second Quarter, or 62.2% of industrial injury prevention services revenues, as compared to $5.5 million in the 2020 Second Quarter, or 56.9% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 17.7% of net revenues in the 2021 Second Quarter versus 24.2% in the 2020 Second Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations were $20.9 million in the 2021 Second Quarter, or 16.8% of physical therapy operations revenues, as compared to $19.2 million in the 2020 Second Quarter, or 26.4% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2021 Second Quarter was $2.0 million related to 2021 and 2020 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2021 and 2020 of $0.1 million in the 2021 Second Quarter and $1.0 million in the 2020 Second Quarter, rent, supplies, contract labor and other costs for Mature Clinics increased by $1.3 million in the 2021 Second Quarter compared to the 2020 Second Quarter.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.9 million in the 2021 Second Quarter.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business were $1.2 million in the 2021 Second Quarter, or 12.5% of industrial injury prevention services revenues, as compared to $0.9 million in the 2020 Second Quarter, or 10.2% of net industrial injury prevention services revenues.

Operating Costs—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.1% in the 2021 Second Quarter and 0.9% for the comparable period in 2020.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at June 30, 2021, as compared to 4.5% at December 31, 2020. Our days’ sales outstanding were 32 days at both June 30, 2021 and  December 31, 2020.

Gross Profit

Gross profit for the 2021 Second Quarter, excluding closure costs, was $34.3 million, an increase of  $14.9 million, or approximately 76.9%, as compared to $19.4 million for the 2020 Second Quarter. The gross profit percentage, excluding closure costs, was 27.0% of net revenue for the 2021 Second Quarter, an increase of 390 basis points as compared to 23.1% for the 2020 Second Quarter. The gross profit percentage for the Company’s physical therapy clinics, excluding closure costs, was 27.3% for the 2021 Second Quarter, an improvement of 560 basis points as compared to 21.7% for the 2020 Second Quarter. The gross profit percentage on physical therapy management contracts was 19.6% for the 2021 Second Quarter, a decrease of 730 basis points as compared to 26.9% for the 2020 Second Quarter.

The gross profit percentage for the industrial injury prevention business was 25.3% for the 2021 Second Quarter, a decrease of 760 basis points as compared to 32.9% for the 2020 Second Quarter.

The table below details the gross profit, excluding closure costs (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Gross profit, excluding closure costs:
Physical therapy operations	$31,203	$15,770
Management contracts	536	429
Industrial injury prevention services	2,543	3,179
Gross profit, excluding closure costs	$34,282	$19,378

Physical therapy operations - closure costs	(22)	94
Gross profit	$34,304	$19,284

Corporate Office Costs

Corporate office costs were $12.1 million for the 2021 Second Quarter compared to $9.0 million for the 2020 Second Quarter. Corporate office costs were 9.5% of net revenues for the 2021 Second Quarter as compared to 10.8% for the 2020 Second Quarter.  The increase in costs was primarily due to higher salaries and benefits for the 2021 Second Quarter compared to the 2020 Second Quarter.  The 2020 Second Quarter included salary reductions and furloughs related to the pandemic.

Operating Income

Operating income for the 2021 Second Quarter was $22.2 million, an increase of  $12.0 million, or 116.6%, as compared to $10.3 million for the 2020 Second Quarter. Operating income as a percentage of net revenue increased by 530 basis points from 12.2% for the 2020 period to 17.5% for the 2021 period.

Interest Expense

Interest expense was $237,000 for the 2021 Second Quarter and $653,000 for the 2020 Second Quarter due to reduced borrowings under the Company’s revolving credit line. At June 30, 2021, $38.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $4.6 million for the 2021 Second Quarter and $3.9 million for the 2020 Second Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 26.9% for the 2021 Second Quarter and 27.5% for the 2020 Second Quarter.

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020

Income before taxes	$22,039	$18,645

Less: net income attributable to non-controlling interests:
Redeemable non-controlling interests - temporary equity	(3,611)	(2,996)
Non-controlling interests - permanent equity	(1,425)	(1,535)
	$(5,036)	$(4,531)

Income before taxes less net income attributable to non-controlling interests	$17,003	$14,114

Provision for income taxes	$4,567	$3,882

Effective tax rate	26.9%	27.5%

Net Income Attributable to Non-controlling Interests

Net income attributable to redeemable non-controlling interests (temporary equity) was $3.6 million for the 2021 Second Quarter and $3.0 million for the 2020 Second Quarter.  Net income attributable to non-controlling interests (permanent equity) was $1.4 million for the 2021 Second Quarter and $1.5 million for the 2020 Second Quarter.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Six Months Ended June 30,
	2021	2020

Net operating revenues:
Physical therapy operations	$219,253	$177,040
Industrial injury prevention services	20,043	19,534
Total Company	$239,296	$196,574

Gross profit:
Physical therapy operations (excluding closure costs)	$54,950	$33,978
Industrial injury prevention services	5,265	4,843
	$60,215	$38,821
Physical therapy operations - closure costs	15	3,846
Gross profit	$60,200	$34,975

Total Assets:
Physical therapy operations	$578,985	$534,238
Industrial injury prevention services	43,973	50,780
Total Company	$622,958	$585,018

Revenues

Reported net revenues for the 2021 Six Months increased $42.7 million or 21.7% to $239.3 million as compared to $196.6 million for the 2020 Six Months.  See table below for a detail of reported net revenues (in thousands):

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Revenue related to Mature Clinics	$199,068	$165,277
Revenue related to 2021 Clinic Additions	2,549	-
Revenue related to 2020 Clinic Additions	10,732	2,930
Revenue from clinics sold or closed in 2021	141	333
Revenue from clinics sold or closed in 2020	2	3,865
Net patient revenue from physical therapy operations.	$212,492	$172,405
Other revenue	1,464	895
Physical therapy operations	$213,956	$173,300
Management contract revenue	5,297	3,740
Industrial injury prevention services	20,043	19,534
Total Revenue	$239,296	$196,574

Net patient revenues from physical therapy operations increased $40.1 million, or 23.3%, to $212.5 million for the 2021 Six Months from $172.4 million for the 2020 Six Months. Included in net patient revenues are revenues related to clinics sold or closed in 2021 and 2020 of $13.3 million for the 2021 Six Months and $2.9 million for the 2020 Six Months.  During the 2021 Six Months, the Company sold its interest in 2 clinics and closed 1 clinic. During the full year of 2020, the Company sold its interest in 14 clinics and closed 34 clinics. For comparison purposes, adjusted for revenue from the clinics sold or closed, net patient revenues from physical therapy operations was approximately $212.3 million for the Six Months 2021, inclusive of $13.3 million related Clinic Additions and $168.2 million for the 2021 Six Months, inclusive of $3.0 million for 2020 Clinic Additions. Net patient revenues related to Mature Clinics increased $33.8 million for the 2021 Six Months compared to the 2020 Six Months.

The average net patient revenue per visit was $104.58 for the 2021 Six Months as compared to $104.70 for the 2020 Six Months, including all clinics operational during such periods. Total patient visits were 2,031,858 for the 2021 Six Months and 1,646,724 for the 2020 Six Months, an increase of 23.4%. Net patient revenues are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenues are determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Revenue from physical therapy management contracts was $5.3 million for the 2021 Six Months, an increase of 41.6%, as compared to $3.7 million for the 2020 Six Months.

Revenue from the industrial injury prevention business increased 2.6% to $20.0 million for the 2021 Six Months as compared to $19.5 million for the 2020 Six Months.

Other miscellaneous revenue was $1.5 million for the 2021 Six Months and $0.9 million for the 2020 Six Months.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Operating Costs

Total operating costs, excluding closure costs, were $179.1 million for the 2021 Six Months, or 74.8% of net revenues, an improvement of 550 basis points as compared to $157.8 million for the 2020 Six Months, or 80.3% of net revenues. Included in operating costs for the 2021 Six Months was $11.7 million related to Clinic Additions, of which $9.6 million is associated with 2020 Clinic Additions.  Operating costs for Mature Clinics decreased by $15.4 million for the 2021 Six Months compared to the 2020 Six Months.  In addition, operating costs related to the industrial injury prevention business decreased by $0.1 million.  See table below for a detail of operating costs, excluding closure costs (in thousands):

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating costs related to Mature Clinics	$147,975	$132,591
Operating costs related to 2021 Clinic Additions	2,161	-
Operating costs related to 2020 Clinic Additions	9,569	2,272
Operating costs related to clinics sold or closed in 2021	154	395
Operating costs related to clinics sold or closed in 2020	(4)	4,829
Physical therapy operations	$159,855	$140,087
Physical therapy management contracts	4,448	2,975
Industrial injury prevention services	14,778	14,691
	$179,081	$157,753

Each component of operating costs is discussed below:

Operating Costs—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention business, were 55.4% of net revenues for the 2021 Six Months versus 57.2% for the 2020 Six Months. Salaries and related costs for the physical therapy operations were $116.3 million in the 2021 Six Months, or 54.3% of physical therapy operations revenues, as compared to $97.5 million in the 2020 Six Months, or 56.3% of physical therapy operations revenues. Included in salaries and related costs for the physical therapy operations for the 2021 Six Months was $8.2 million related to Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2021 and 2020, salaries and related costs for Mature Clinics increased by $14.6 million in the 2021 Six Months compared to the 2020 Six Months.  Salaries and related costs related to management contracts increased by $1.4 million for the 2021 Six Months.

Salaries and related costs for the industrial injury prevention services business were $12.5 million in the 2021 Six Months,or 62.3% of industrial injury prevention services revenues, as compared to $12.4 million in the 2020 Six Months, or 63.6% of net industrial injury prevention services revenues.

Operating Costs—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, were 18.3% of net revenues in the 2021 Six Months versus 22.0% in the 2020 Six Months. Rent, supplies, contract labor and other costs for the physical therapy operations were $41.0 million in the 2021 Six Months, or 19.2% of physical therapy operations revenues, as compared to $40.5 million in the 2020 Six Months, or 23.4% of physical therapy operations revenues. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2021 Six Months was $3.4 million related to Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2021 and 2020, rent, supplies, contract labor and other costs for Mature Clinics increased by $0.3 million in the 2021 Six Months compared to the 2020 Six Months.  Rent, supplies, contract labor and other costs, related to management contracts increased $48,000 in the 2021 Six Months.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business were $2.3 million in the 2021 Six Months and the 2020 Six Months, or 11.4% and 11.6%, respectively, of industrial injury prevention services revenues.

Operating Costs—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.1% in both the 2021 Six Months and 2020 Six Months.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.1% at June 30, 2021, as compared to 4.5% at December 31, 2020. Our days’ sales outstanding were 32 days at June 30, 2021 and  December 31, 2020.

Gross Profit

Gross profit for the 2021 Six Months, excluding closure costs, was $60.2 million, an increase of $21.4 million, or approximately 55.1%, as compared to $38.8 million for the 2020 Six Months. The gross profit percentage, excluding closure costs, was 25.2% of net revenue for the 2021 Six Months, an increase of 550 basis points as compared to 19.7% for the 2020 Six Months. The gross profit percentage for the Company’s physical therapy clinics, excluding closure costs, was 25.3% for the 2021 Six Months, an improvement of 610 basis points as compared to 19.2% for the 2020 Six Months. The gross profit percentage on physical therapy management contracts was 16.0% for the 2021 Six Months, a decrease of 450 basis points as compared to 20.5% for the 2020 Six Months.

The gross profit percentage for the industrial injury prevention business was 26.3% for the 2021 Six Months, an improvement of 150 basis points as compared to 24.8% for the 2020 Six Months.

The table below details the gross profit, excluding closure costs (in thousands):

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Gross profit, excluding closure costs:
Physical therapy operations	$54,101	$33,213
Management contracts	849	765
Industrial injury prevention services	5,265	4,843
Gross profit, excluding closure costs	$60,215	$38,821

Physical therapy operations - closure costs	15	3,846
Gross profit	$60,200	$34,975

Corporate Office Costs

Corporate office costs were $22.9 million for the 2021 Six Months compared to $20.7 million for the 2020 Six Months. Corporate office costs were 9.6% of net revenues for the 2021 Six Months as compared to 10.5% for the 2020 Six Months.  The increase in costs was primarily due to higher salaries and benefits for the 2021 Six Months compared to the 2020 Six Months.  The 2020 Six Months included salary reductions and furloughs related to the COVID-19 pandemic.

Operating Income

Operating income for the 2021 Six Months was $37.3 million, an increase of  $23.0 million, or 160.9%, as compared to $14.3 million for the 2020 Six Months. Operating income as a percentage of net revenue increased by 830 basis points from 7.3% for the 2020 period to 15.6% for the 2021 period.

Interest Expense

Interest expense was $483,000 for the 2021 Six Months and $1.1 million for the 2020 Six Months due to reduced borrowings under the Company’s revolving credit line. At June 30, 2021, $38.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $7.5 million for the 2021 Six Months and $4.2 million for the 2020 Six Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 26.7% for the 2021 Six Months and 27.1% for the 2020 Six Months.

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020

Income before taxes	$36,869	$22,275

Less: net income attributable to non-controlling interests:
Redeemable non-controlling interests - temporary equity	(6,064)	(4,792)
Non-controlling interests - permanent equity	(2,685)	(2,061)
	$(8,749)	$(6,853)

Income before taxes less net income attributable to non-controlling interests	$28,120	$15,422

Provision for income taxes	$7,511	$4,174

Effective tax rate	26.7%	27.1%

Net Income Attributable to Non-controlling Interests

Net income attributable to redeemable non-controlling interests (temporary equity) was $6.6 million for the 2021 Six Months and $4.8 million for the 2020 Six Months.  Net income attributable to non-controlling interests (permanent equity) was $2.7 million for the 2021 Six Months and $2.1 million for the 2020 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At June 30, 2021 and December 31, 2020, we had $20.4 million and $32.9 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2022.

Cash and cash equivalents decreased by $12.5 million from December 31, 2020 to June 30, 2021.  During the 2021 Six Months, $35.6 million was provided by operations and $22.0 million from proceeds on our Amended Credit Agreement (described below). The major uses of cash for investing and financing activities included: repayment of MAAPP funds ($14.1 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interests ($9.4 million), cash dividends to our shareholders ($9.0 million), purchase of business and non-controlling interests ($29.9 million), principal payments on notes payable ($4.2 million) and purchase of fixed assets ($3.3 million).

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

The 2021 amendment to the Amended Credit Agreement allows for cash and noncash consideration for acquisitions permitted under the Amended Credit Agreement of up to $50,000,000 for any fiscal year, and allows for payments in cash dividends to  shareholders in an aggregate amount not to exceed $50,000,000 in any fiscal year.  The commitment remains at $125 million, however the accordion feature in the agreement was expanded to provide for capacity up to $150 million, and has a maturity date of November 30, 2025. The Amended Credit Agreement is unsecured and includes certain financial covenants which include a consolidated fixed charge coverage ratio and a consolidated leverage ratio, as defined in the agreement.

On June 30, 2021, $38.0 million was outstanding on the Amended Credit Agreement resulting in $87.0 million of availability. As of June 30, 2021, we were in compliance with all of the covenants thereunder.

On June 30, 2021, we acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%.  When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

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

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships.  Our interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in a note payable.  The note accrues interest at 4.75% per annum and the principal and interest is payable on February 2022.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2021 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interests that occurred in 2018 through June 2021. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At June 30, 2021, the balance on these notes payable was $1.8 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of June 30, 2021, we have accrued $5.6 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of June 30, 2021, there are currently an additional estimated 129,455 shares (based on the closing price of $115.87 on June 30, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended June 30, 2021.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At June 30, 2021, $38.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at June 30, 2021, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $380,000.

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

On October 3, 2019, we filed Motions to Dismiss based on numerous grounds on behalf of each of the named defendants. On October 29, 2019, the plaintiff-relator dismissed three of the named defendants, Rehab Partners #2, Inc., U.S. Physical Therapy, Ltd., and Suzanne Hale. The Motions to Dismiss were denied on November 30, 2020.

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

99.1	2021 Letter to Shareholders [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on April 5, 2021.]

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller.

32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: August 9, 2021	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller