Form 10-Q
period 2021-09-30
U S PHYSICAL THERAPY INC /NV
filed 2021-11-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

As of  November 9, 2021, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,911,608.

Index
PART I—FINANCIAL INFORMATION - UNAUDITED

Index
ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$19,188	$32,918
Patient accounts receivable, less allowance for credit losses of $2,728 and $2,008, respectively	46,456	41,906
Accounts receivable - other	10,093	9,039
Other current assets	3,687	3,773
Total current assets	79,424	87,636
Fixed assets:
Furniture and equipment	58,179	55,426
Leasehold improvements	37,413	35,320
Fixed assets, gross	95,592	90,746
Less accumulated depreciation and amortization	73,556	69,081
Fixed assets, net	22,036	21,665
Operating lease right-of-use assets	92,952	81,595
Goodwill	374,047	345,646
Other identifiable intangible assets, net	60,086	56,280
Other assets	1,553	1,539
Total assets	$630,098	$594,361

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$1,532	$1,335
Accrued expenses	50,267	59,746
Current portion of operating lease liabilities	29,197	27,512
Current portion of notes payable	672	4,899
Total current liabilities	81,668	93,492
Notes payable, net of current portion	2,265	596
Revolving line of credit	33,000	16,000
Deferred taxes	6,682	7,779
Operating lease liabilities, net of current portion	71,209	61,985
Other long-term liabilities	6,440	4,539
Total liabilities	201,264	184,391

Redeemable non-controlling interest - temporary equity	138,217	132,340

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,126,345 and 15,066,282 shares issued, respectively	151	151
Additional paid-in capital	101,922	95,622
Retained earnings	219,338	212,015
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	289,783	276,160
Non-controlling interest - permanent equity	834	1,470
Total USPH shareholders’ equity and non-controlling interest - permanent equity	290,617	277,630
Total liabilities, redeemable non-controlling interest,
USPH shareholders’ equity and non-controlling interest - permanent equity	$630,098	$594,361

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30,2021	September 30, 2020

Net patient revenue	$112,327	$96,398	$324,819	$268,803
Other revenue	13,566	12,531	40,370	36,700
Net revenue	125,893	108,929	365,189	305,503
Operating cost:
Salaries and related costs	70,492	57,519	203,173	169,952
Rent, supplies, contract labor and other	24,239	19,695	68,075	62,915
Provision for credit losses	1,358	1,279	3,922	3,379
Closure costs - lease and other	5	79	20	2,066
Closure costs - derecognition of goodwill	-	-	-	1,859
Total operating cost	96,094	78,572	275,190	240,171

Gross profit	29,799	30,357	89,999	65,332

Corporate office costs	12,867	10,422	35,815	31,121
Operating income	16,932	19,935	54,184	34,211

Other income and expense:
Relief Funds	-	390	-	8,349
Gain on sale of partnership interest and clinics	-	18	-	1,091
Resolution of a payor matter	1,216	-	1,216	-
Interest and other income, net	58	50	158	97
Interest expense - debt and other	(268)	(351)	(751)	(1,431)
Total other income and expense	1,006	107	623	8,106
Income before taxes	17,938	20,042	54,807	42,317
Provision for income taxes	3,815	4,279	11,326	8,453

Net income	$14,123	$15,763	$43,481	$33,864

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,605)	(3,019)	(8,669)	(7,811)
Non-controlling interest - permanent equity	(1,509)	(1,828)	(4,194)	(3,889)
	$(4,114)	$(4,847)	$(12,863)	$(11,700)

Net income attributable to USPH shareholders	$10,009	$10,916	$30,618	$22,164

Basic and diluted earnings per share attributable to USPH shareholders	$0.66	$0.61	$1.69	$1.80

Shares used in computation - basic and diluted	12,909	12,847	12,894	12,829

Dividends declared per common share	$0.38	$-	$1.08	$0.32

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net income including non-controlling interest	$43,481	$33,864
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	8,519	8,066
Provision for credit losses	3,922	3,379
Equity-based awards compensation expense	6,280	5,325
Deferred income taxes	1,292	(834)
Loss on sale of fixed assets	113	346
Gain on sale of partnership interest	-	(1,091)
Derecognition (write-off) of goodwill - closed clinics	-	1,859
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(7,513)	4,117
(Increase) decrease in accounts receivable - other	(738)	730
(Increase) decrease in other assets	(195)	5,404
Increase in accounts payable and accrued expenses	4,529	13,495
Increase (decrease) in other long-term liabilities	811	(58)
Net cash provided by operating activities	60,501	74,602

INVESTING ACTIVITIES
Purchase of fixed assets	(5,996)	(5,494)
Purchase of majority interest in businesses, net of cash acquired	(22,589)	(15,322)
Purchase of redeemable non-controlling interest, temporary equity	(14,916)	(3,087)
Purchase of non-controlling interest, permanent equity	(1,093)	(184)
Proceeds on sale of redeemable non-controlling interest, temporary equity	69	54
Proceeds on sales of partnership interest, clinics and fixed assets	136	1,118
Sales of non-controlling interest-permanent	131	-
Net cash used in investing activities	(44,258)	(22,915)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(14,330)	(14,223)
Cash dividends paid to shareholders	(13,934)	(4,110)
Proceeds from revolving line of credit	193,000	134,000
Payments on revolving line of credit	(176,000)	(173,000)
Principal payments on notes payable	(4,662)	(700)
(Payment) receipt of Medicare Accelerated and Advance Funds	(14,054)	12,924
Short swing profit settlement	20	-
Other	(13)	3
Net cash used in financing activities	(29,973)	(45,106)

Net (decrease) increase in cash and cash equivalents	(13,730)	6,581
Cash and cash equivalents - beginning of period	32,918	23,548
Cash and cash equivalents - end of period	$19,188	$30,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$10,777	$4,421
Interest	$1,195	$1,202
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$1,800	$796
Purchase of redeemable non-controlling interest - notes payable	$1,302	$137
Notes payable due to purchase of non-controlling interest, permanent equity	$-	$699
Receivables related to sale of partnership interest	$-	$386
Note receivables related to sale of partnership interest	$914	$670

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)
	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2021	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interest	Total

Balance June 30, 2021	15,121	$151	$99,039	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811
Issuance of restricted stock, net of cancellations	5	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(1,542)	-	-	(1,542)	-	(1,542)
Compensation expense - equity-based awards	-	-	2,877	-	-	-	2,877	-	2,877
Purchase of non-controlling interest	-	-	-	(619)	-	-	(619)	(49)	(668)
Sale of non-controlling interest, net of purchases	-	-	-	130	-	-	130	131	261
Dividends paid to USPT shareholders	-	-	-	(4,906)	-	-	(4,906)	-	(4,906)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,730)	(1,730)
Other	-	-	6	(20)	-	-	(14)	10	(4)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,509	1,509
Net income attributable to USPH shareholders	-	-	-	10,009	-	-	10,009	-	10,009
Balance September 30, 2021	15,126	$151	$101,922	$219,338	(2,215)	$(31,628)	$289,783	$834	$290,617

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2021	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interest	Total

Balance December 31, 2020	15,065	$151	$95,622	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	61	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(8,852)	-	-	(8,852)	-	(8,852)
Compensation expense - equity-based awards	-	-	6,280	-	-	-	6,280	-	6,280
Purchase of non-controlling interest	-	-	-	(619)	-	-	(619)	(49)	(668)
Sale of non-controlling interest, net of purchases	-	-	-	130	-	-	130	131	261
Dividends paid to USPT shareholders	-	-	-	(13,934)	-	-	(13,934)	-	(13,934)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(4,912)	(4,912)
Short swing profit settlement	-	-	20	-	-	-	20	-	20
Other	-	-	-	(20)	-	-	(20)	-	(20)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	4,194	4,194
Net income attributable to USPH shareholders	-	-	-	30,618	-	-	30,618	-	30,618
Balance September 30, 2021	15,126	$151	$101,922	$219,338	(2,215)	$(31,628)	$289,783	$834	$290,617

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interest	Total

Balance June 30, 2020	15,058	$151	$91,258	$195,473	(2,215)	$(31,628)	$255,254	$1,434	$256,688
Issuance of restricted stock, net of cancellations	7	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,207)	-	-	(3,207)	-	(3,207)
Compensation expense - equity-based awards	-	-	1,936	-	-	-	1,936	-	1,936
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(2,309)	(2,309)
Other	-	-	1	19	-	-	20	-	20
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,828	1,828
Net income attributable to USPH shareholders	-	-	-	10,916	-	-	10,916	-	10,916
Balance September 30, 2020	15,065	$151	$93,195	$203,201	(2,215)	$(31,628)	$264,919	$953	$265,872

	U.S.Physical Therapy, Inc.

	Common Stock		Additional	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2020	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity	Interest	Total

Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	76	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	867	-	-	867	-	867
Compensation expense - equity-based awards	-	-	5,325	-	-	-	5,325	-	5,325
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(4,352)	(4,352)
Other	-	-	1	(72)	-	-	(71)	(28)	(99)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	3,889	3,889
Net income attributable to USPH shareholders	-	-	-	22,164	-	-	22,164	-	22,164
Balance September 30, 2020	15,065	$151	$93,195	$203,201	(2,215)	$(31,628)	$264,919	$953	$265,872

See notes to consolidated financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments.  The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation. See Note 11 - Segment Information.

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

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

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

Index
On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. The purchase price for the 70% interest was approximately $4.2 million, of which $3.7 million was paid in cash and $0.5 million in the form of two notes payable. One of the notes payable of $0.3 million was paid in November 2020. The remaining note payable of $0.2 million was paid on September 30, 2021.

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

During the nine months ended September 30, 2021, the Company sold two clinics. The aggregate sales price of $0.1 million was paid to the Company in cash.

As of September 30, 2021, the Company operated 579 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 35 third-party facilities under management as of September 30, 2021.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets as non-controlling interest – permanent equity and within the income statements as net income attributable to non-controlling interest – permanent equity.

For acquired Clinic Partnerships with redeemable non-controlling interest, the earnings attributable to the redeemable non-controlling interest are recorded within the consolidated statements of income line item – net income attributable to non-controlling interest – redeemable non-controlling interest – temporary equity and the equity interest is recorded on the consolidated balance sheet as redeemable non-controlling interest – temporary equity.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the earnings per basic and diluted share calculation.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in operating cost – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheets.

Industrial Injury Prevention Services

In March 2017, the Company acquired a 55% interest in the initial industrial injury prevention services business. On April 30, 2018, the Company acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, the Company combined the two businesses.  After the combination, the Company owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”), the Company’s industrial injury prevention services operation.

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

Index
On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. USPH acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to industrial injury prevention services subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023. Subsequent to this acquisition and the purchase of the redeemable non-controlling interest of one of the limited partners in the third quarter of 2021, the Company’s ownership in Briotix Health is approximately 85%.

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

Operating results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results the Company expects for the entire year.

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in the Company’s Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s results were negatively impacted by the effects of the COVID-19 pandemic in 2020. For 2021 periods as compared to 2020 periods, the increase in revenues and expenses are primarily due to the Company returning to and now exceeding pre-pandemic results.

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

In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

Index
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

•
The Company elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of September 30, 2021 included in accrued liabilities is $4.1 million and in other long-term liabilities is $4.2 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. In 2020, the Company’s consolidated subsidiaries received approximately $13.5 million in payments under the CARES Act (“Relief Funds”). In accordance with GAAP, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest to and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released. There were no Relief Funds received in the nine months ended September 30, 2021.

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

The Company did not note an impairment to long-lived assets during the nine months ended September 30, 2021.

Goodwill

Goodwill represents the excess of the amount paid and fair value of the non-controlling interest over the fair value of the acquired business assets, which include certain identifiable intangible assets. Historically, goodwill has been derived from acquisitions and, prior to 2009, from the purchase of some or all of a particular local management’s equity interest in an existing clinic. Effective January 1, 2009, if the purchase price of a non-controlling interest by the Company exceeds or is less than the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

Index
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

The Company operates a two segment business which is made up of various clinics within partnerships, and the other is industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test (there were six regions in both 2020 and 2019 in the physical therapy operations segment).  In addition to the six regions mentioned prior, the impairment analysis included a separate analysis for the industrial injury prevention services business, as a separate reporting unit.

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

During the nine months ended September 30, 2020, the Company derecognized (wrote-off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

Redeemable Non-Controlling Interest

The non-controlling interests that are reflected as redeemable non-controlling interest in the consolidated financial statements consist of those that the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met.  The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.  The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement.  The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

Index
On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption – Redeemable non-controlling interest – temporary equity.  Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement.  As a result, the value of the non-controlling interest is not adjusted below its initial carrying value.  The Company records any adjustments in the redemption value, net of tax, directly to retained earnings and the adjustments are not reflected in the consolidated statements of income.  Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation.  The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Non-Controlling Interest

The Company recognizes non-controlling interests, in which the Company has no obligation but the right to purchase the non-controlling interests, as permanent equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interest is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

Provision for Credit Losses

The Company determines provisions for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating cost in the consolidated statements of net income. Net accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provisions for credit losses, includes only those amounts the Company estimates to be collectible.

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

Index
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

On March 27, 2020, the CARES Act was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the nine months ended September 30, 2021.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the nine months ended September 30, 2021. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement and the redemption value of Redeemable non-controlling interest approximate the respective fair values. The fair value of the Company’s redeemable non-controlling interest is determined based on “Level 3” inputs. The interest rate on the Amended Credit Agreement is tied to the London Interbank Offered Rate (“LIBOR”). Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2021.

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

Index
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

Index
2. ACQUISITIONS OF BUSINESSES

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. USPH acquired the company’s assets at a purchase price of approximately $2.7 million and contributed those assets to industrial injury prevention services subsidiary. The initial purchase price (not inclusive of the $0.6 million contingent payment in conjunction with the acquisition if specified future operational objectives are met) was paid in cash of $2.4 million and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

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

The purchase price plus the fair value of the non-controlling interest for the acquisitions in 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at September 30, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

Index
The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$22,589
Seller note	800
Payable	1,000
Total consideration	$24,389

Estimated fair value of net tangible assets acquired:
Total current assets	$1,194
Total non-current assets	6,547
Total liabilities	(7,559)
Net tangible assets acquired	$182
Referral relationships	3,424
Non-compete	562
Tradename	1,577
Goodwill	29,363
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(10,719)
$24,389

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest will be paid in November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, the Company acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. The purchase price for the 70% interest was approximately $4.2 million, of which $3.7 million was paid in cash and $0.5 million in the form of two notes payable. One of the notes payable of $0.3 million was paid in November 2020. The remaining note payable of $0.2 million was paid on September 30, 2021.

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

Index
The purchase price for the 2020 acquisitions has been allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,911
Seller note	1,121
Total consideration	$25,032

Estimated fair value of net tangible assets acquired:
Total current assets	$1,271
Total non-current assets	196
Total liabilities	(556)
Net tangible assets acquired	$911
Referral relationships	5,520
Non-compete	500
Tradename	1,890
Goodwill	27,509
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(11,298)
$25,032

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

For the acquisitions in 2020, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives.  For referral relationships, the weighted average amortization period was 13.0 years at December 31, 2020.  For non-compete agreements, the weighted average amortization period was 6.0 years at December 31, 2020. The values assigned to tradenames are tested annually for impairment.

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

Index
3. REVENUE RECOGNITION

Categories

Revenues are recognized in the period in which services are rendered.

Net patient revenue consists of revenue for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenue less estimated contractual adjustments) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Index
Management contract revenue, which is included in other revenue in the consolidated statements of net income, is derived from contractual arrangements whereby the Company manages a clinic owned by a third party. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred.

Revenue from the industrial injury prevention services segment, which is also included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention services segment is recognized when obligations under the terms of the contract are satisfied. Revenue is recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenue includes services the Company provides on-site, such as schools, for physical or occupational therapy services, and fees from athletic trainers. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a liability over the period of the agreement and recognized at the point in time, when the services are performed.

The Company determines credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in clinic operating cost in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and provision for credit losses, includes only those amounts the Company estimates to be collectible.

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net patient revenue	$112,327	$96,398	$324,819	$268,803
Other revenue	759	512	2,222	1,407
Physical therapy operations	$113,086	$96,910	$327,041	$270,210
Management contract revenue	2,313	2,004	7,611	5,744
Industrial injury prevention services revenue	10,494	10,015	30,537	29,549
	$125,893	$108,929	$365,189	$305,503

Index
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

In the 2020 MPFS Final Rule, CMS revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, CMS projected a 9% decrease in fee schedule payment rates for therapy services set to take effect in 2021. However, Congress intervened with passage of the Consolidated Appropriations Act, 2021 and reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics received an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021 as compared to 2020.

In the 2022 MPFS Final Rule published on November 2, 2021, there is an approximately 3.75% reduction to Medicare payments for physical/occupational therapy services.  This is due to the expiration of the additional funding to the conversion factor provided by Congress in 2021 under the Consolidated Appropriations Act, 2021.  In addition, without regulatory or Congressional action, we expect the Medicare payment rates in 2023 to be equal to the rates in 2022.  Further, without regulatory or Congressional action, we expect an additional approximately 3% decrease in the aggregate payment from Medicare in calendar year 2024 as compared to 2023.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years, and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021. On April 14, 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021. Absent further legislative action, the 2% reduction will be implemented on January 1, 2022.

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

Index
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

Medicare claims for outpatient therapy services furnished by therapist assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapist assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapist assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of September 30, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended September 30, 2021 and 2020, respectively, net patient revenue from Medicare were approximately $36.2 million and $27.5 million, respectively.  For the nine months ended September 30, 2021 and 2020, respectively, net patient revenue from Medicare were approximately $98.3 million and $71.9 million, respectively.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% at September 30, 2021.

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

Index
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,009	$10,916	$30,618	$22,164
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	(2,071)	(4,297)	(11,889)	1,175
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	529	1,228	3,038	(308)
	$8,467	$7,847	$21,767	$23,031

Earnings per share (basic and diluted)	$0.66	$0.61	$1.69	$1.80

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,909	12,847	12,894	12,829

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

Index
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

Index
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

For the three and nine months ended September 30, 2021 and 2020, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Beginning balance	$143,338	$136,728	$132,340	$137,750
Operating results allocated to redeemable non-controlling interest partners	2,605	3,019	8,669	7,811
Distributions to redeemable non-controlling interest partners	(3,202)	(6,206)	(9,418)	(9,871)
Changes in the fair value of redeemable non-controlling interest	2,071	4,297	11,889	(1,175)
Purchases of redeemable non-controlling interest	(6,683)	-	(16,218)	(3,224)
Acquired interest	-	1,794	10,719	8,265
Sales of redeemable non-controlling interest - temporary equity	664	160	983	724
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(627)	(125)	(914)	(670)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	51	134	167	191
Ending balance	$138,217	$139,801	$138,217	$139,801

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	September 30, 2021	September 30, 2020

Contractual time period has lapsed but holder’s employment has not been terminated	$54,683	$69,949
Contractual time period has not lapsed and holder’s employment has not been terminated	83,534	69,852
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$138,217	$139,801

Index
6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020

Beginning balance	$345,646	$317,676
Goodwill acquired	29,363	28,540
Goodwill derecognition (write-off) related to closed clinics	-	(1,859)
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(962)	1,289
Ending balance	$374,047	$345,646

The derecognition (write-off) of goodwill in the amount of $1.9 million during the year 2020 was related to certain clinics that have been permanently closed.

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Tradenames	$33,456	$32,317
Referral relationships, net of accumulated amortization of $16,934 and $14,522, respectively	25,055	22,119
Non-compete agreements, net of accumulated amortization of $6,313 and $5,993, respectively	1,575	1,844
	$60,086	$56,280

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Referral relationships	$852	$684	$2,412	$2,133
Non-compete agreements	143	150	320	414
	$995	$834	$2,732	$2,547

Index
Based on the balance of referral relationships and non-compete agreements as of September 30, 2021, the expected amount to be amortized in 2021 and thereafter by year is as follows (in thousands):

Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$828	2021 (excluding the nine months ended September 30, 2021)	$138
2022	$3,264	2022	$412
2023	$3,156	2023	$343
2024	$2,992	2024	$287
2025	$2,848	2025	$221
Thereafter	$11,967	Thereafter	$174

Index
8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Salaries and related costs	$31,478	$24,646
Credit balances due to patients and payors	6,390	5,756
Group health insurance claims	1,839	2,113
Closure costs	686	1,333
Federal income taxes payable	3,977	5,715
MAAPP funds payable	-	14,054
Deferred employer payroll taxes - CARES ACT	4,170	4,170
Other	1,727	1,959
Total	$50,267	$59,746

See Note – 1 Basis of Presentation and Significant Accounting Policies – Impact of COVID-19 for a discussion of CARES Act and MAAPP funds. Closure costs consist primarily of remaining lease commitments related to closed clinics.

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Credit Agreement average effective interest rate of 2.6% for both September 30, 2021 and December 31, 2020, (inclusive of unused fee)	$33,000	$16,000
Various notes payable with $672 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 5.50% per annum	2,937	5,495
	$35,937	$21,495
Less current portion	(672)	(4,899)
Long term portion	$35,265	$16,596

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

As of September 30, 2021, $33.0 million was outstanding on the Amended Credit Agreement, resulting in $92.0 million of availability. As of September 30, 2021, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement.

Index
The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2020 and 2021, the Company entered into notes payable in the aggregate amount of $3.2 million of which an aggregate principal payment of $0.5 million is due in 2021, $0.6 million is due in 2022 and $2.1 million is due in 2023. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment. The balance of the various notes payable entered into prior to 2020 was $0.1 million which will be paid in the last two months in 2021.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at September 30, 2021 are as follows (in thousands):

During the twelve months ended September 30, 2022	$672
During the twelve months ended September 30, 2023	2,265
During the twelve months ended September 30, 2026	33,000
$35,937

The outstanding amount under the Amended Credit Agreement facility (balance at September 30, 2021 of $33.0 million) matures on November 30, 2025.

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

Index
For the three months and nine months ended September 30, 2021, the components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$8,114	$7,470	$23,738	$23,097
Short-term lease cost	440	389	1,169	898
Variable lease cost	1,670	1,436	4,908	4,482
Total lease cost *	$10,224	$9,295	$29,815	$28,477
*Sublease income was immaterial

Index
Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$8,354	$7,696	$24,724	$22,041

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$13,269	$3,162	$34,112	$22,238

The aggregate future lease payments for operating leases as of September 30, 2021 were as follows (in thousands):

Fiscal Year	Amount
2021 (excluding the nine months ended September 30, 2021)	$8,257
2022	30,684
2023	25,084
2024	18,462
2025	12,145
2026 and therafter	11,868
Total lease payments	$106,500
Less: imputed interest	6,094
Total operating lease liabilities	$100,406

Average lease terms and discount rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-average remaining lease term - Operating leases	4.1 Years	4.1 Years	4.1 Years	4.1 Years

Weighted-average discount rate - Operating leases	2.9%	3.2%	2.9%	3.2%

11. SEGMENT INFORMATION

The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Included in the physical therapy operations segment is revenue from management contract services and other services which include services the Company provides on-site, such as athletic trainers for schools.

The Company evaluates performance of the segments based on gross profit. The Company has provided additional information regarding its reportable segments which contributes to the understanding of the Company and provides useful information.

Index
The following table summarizes selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020

Net operating revenue:			Net operating revenue:
Physical therapy operations	$113,086	$96,910	Physical therapy operations	$327,041	$270,210
Industrial injury prevention services	10,494	10,015	Industrial injury prevention services	30,537	29,549
Total Company	$123,580	$106,925	Total Company	$357,578	$299,759

Gross profit:			Gross profit:
Physical therapy operations (less closure costs) (a non-GAAP measure)	$27,128	$27,568	Physical therapy operations (less closure costs) (a non-GAAP measure)	$82,078	$61,546
Industrial injury prevention services	2,676	2,868	Industrial injury prevention services	7,941	7,711
	$29,804	$30,436		$90,019	$69,257
Physical therapy operations - closure costs	5	79	Physical therapy operations - closure costs	20	3,925
Gross profit	$29,799	$30,357	Gross profit	$89,999	$65,332

Total Assets:			Total Assets:
Physical therapy operations	$583,785	$524,658	Physical therapy operations	$583,785	$524,658
Industrial injury prevention services	46,313	50,780	Industrial injury prevention services	46,313	50,780
Total Company	$630,098	$575,438	Total Company	$630,098	$575,438

12. RELATED PARTY TRANSACTIONS

Settlement of Short Swing Profit Claim

In the nine months ended September 30, 2021, the Company recorded approximately $20,000 related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in capital in the consolidated balance sheets as of September 30, 2021 and consolidated statements of stockholders’ equity, as well as in cash provided by financing activities included in Other, in the consolidated statements of cash flows, for the nine months ended September 30, 2021.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 135,624 shares (based on the closing price of $110.60 on September 30, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2021.

14. RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Index
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

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, we continue to allow a large number of office-based employees to work remotely. We are monitoring the situation and will adjust work environments accordingly.

In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

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

Index
•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020 through December 31, 2020, interest-free and penalty-free.  As of September 30, 2021, included in each of accrued liabilities was $4.1 million and in other long-term liabilities is $4.2 million related to these deferred payments.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. Through December 31, 2020, our consolidated subsidiaries received approximately $13.5 million of payments under the CARES Act (“Relief Funds”). Under the our accounting policy, these payments have been recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.  There were no Relief Funds received in the nine months ended September 30, 2021.

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

At September 30, 2021, we operated 579 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 35 such third-party facilities under management as of September 30, 2021.

In March 2017, we acquired a 55% interest in an initial industrial injury prevention services business. On April 30, 2018, we made a second acquisition and subsequently combined the two businesses.   After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). Services provided include onsite injury and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. We perform these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). On April 11, 2019, the Company acquired 100% of a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing the Company’s ownership position in the partnership to approximately 76.0%.

On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. We acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to industrial injury prevention services subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023. Subsequent to this acquisition and the purchase of the redeemable non-controlling interest of one of the limited partners, our ownership in Briotix Health is approximately 85%.

Index
On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

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

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable. One of the notes payable of $0.3 million was paid in November 2020. The remaining note payable of $0.2 million was paid on September 30, 2021.

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

During the nine months ended September 30, 2020, we sold two clinics.  The aggregate sales price was $0.1 million.

Employees

Our strategy to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention services businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of September 30, 2021, we employed approximately 5,338 people nationwide, of which approximately 2,939 were full-time employees.

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

We provide competitive compensation and benefits programs to help meet our employees’ needs in the practices and communities in which they serve. These programs (which can vary by practice and employment classification) include incentive compensation plans, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, education assistance, mental health, and other employee assistance benefits.

We invest resources to develop the talent needed to support our business strategy. Resources include a multitude of training and development programs delivered internally and externally, online and instructor-led, and on-the-job learning formats.

We expect to continue adding personnel in the future as we focus on potential acquisition targets and organic growth opportunities.

Index
RESULTS OF OPERATIONS

Summary of 2021 Third Quarter and Nine Months Results

For the 2021 Third Quarter, our Operating Results, a non-Generally Accepted Accounting Principles (“non-GAAP”) measure (defined below)  was $11.0 million, or $0.85 per diluted share as compared to $11.1 million or $0.86 per diluted share (inclusive of $0.2 million, net of non-controlling interest and taxes, or $0.01 per share, of Relief Funds), for the 2020 Third Quarter. Operating Results per diluted share, a non-GAAP measure, for the 2021 Third Quarter was 21.4% higher than $9.0 million, or $0.71 per diluted share, for the 2019 Third Quarter.

For the 2021 Nine Months, our Operating Results was $31.6 million, or $2.45 per diluted share, an increase of 28.6%, as compared to $24.6 million (inclusive of $4.9 million, net of non-controlling interest and taxes, or $0.38 per share of Relief Funds), or $1.92 per diluted share, for the nine months ended September 30, 2020 (“2020 Nine Months”).  Operating Results for the 2021 Nine Months was also 13.6% higher than the $27.8 million, or $2.18 per diluted share, for the nine months ended September 30, 2019 (“2019 Nine Months”).  Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statements of income less gain on sale of partnership interests and clinics plus charges incurred for clinic closure costs and expenses related to executive officer transitions, all net of taxes. Operating Results per share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact. See tables on pages 36 and 37.

For the 2021 Third Quarter, our net income attributable to our shareholders, a GAAP measure, was $10.0 million as compared to $10.9 million for the 2020 Third Quarter and $9.0 million for the 2019 Third Quarter.  Inclusive of the charge or credit for revaluation of non-controlling interest, net of taxes, used to compute diluted earnings per diluted share in accordance with GAAP, the amount is $8.5 million, or $0.66 per diluted share, for the 2021 Third Quarter, $7.8 million, or $0.61 per diluted share, for the 2020 Third Quarter, and $8.4 million, or $0.66 per diluted share, for the 2019 Third Quarter.

For the 2021 Nine Months, our net income attributable to our shareholders was $30.6 million, as compared to $22.2 million for the 2020 Nine Months (inclusive of $4.9 million of Relief Funds, net of non-controlling interest and taxes) and $32.1 million for the 2019 Nine Months (inclusive of a gain on sale of partnerships and clinics of $4.3 million, net of taxes).  Including the charge or credit for revaluation of non-controlling interest, net of taxes, used to compute earnings per diluted share in accordance with GAAP, the amount is $21.8 million, or $1.69 per diluted share, for the 2021 Nine Months and $23.0 million, or $1.80 per diluted share, for the 2020 Nine Months, and $24.2 million, or $1.90 per diluted share, for the 2019 Third Quarter.

In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge or credit for this change is included in the earnings per basic and diluted share calculation.  See the schedules on pages 36 and 37 for the computation of earnings per diluted share.  In the 2021 Third Quarter, 2021 Nine Months, 2020 Third Quarter, 2019 Third Quarter and 2019 Nine Months, the valuations increased therefore there was a charge to retained earnings.  In the 2020 Nine Months, the valuation of redeemable non-controlling interest decreased due to the results associated with the pandemic resulting in a credit to retained earnings.

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our 2020 Annual Report, the Company’s results were negatively impacted by the effects of the COVID-19 pandemic in 2020. For 2021 periods as compared to 2020 periods, the increase in revenues and expenses are largely due to the Company returning to pre-pandemic patient volumes.

We believe providing Operating Results is useful to investors for comparing the Company’s period-to-period results and for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. We use Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance.

Index
Additionally, in the information presented below, we purposefully defined Gross profit less closure costs (a non-GAAP measure) and Operating cost less closure costs (a non-GAAP measure) as a metric to see the business through the eyes of Management excluding the variability of closure costs.  Although closure costs are a recurring cost of our business, due to the business environment in 2020 (primarily the COVID-19 pandemic), we determined that a number of clinics needed to be closed resulting in unusually high closure costs.  Presenting Gross profit less closure costs and Operating cost less closure costs allows the reader to evaluate our revenue generation performance relative to direct costs of revenue.  A reconciliation between the Gross Profit in accordance with GAAP to Gross profit less closure costs and Operating cost in accordance with GAAP to Operating cost less closure costs has also been included.

Operating Results, Gross profit less closure costs, and Operating cost less closure costs are not measures of financial performance under GAAP and should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders, Gross profit and Operating cost presented in the consolidated financial statements.

The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to USPH shareholders calculated in accordance with GAAP to Operating Results (in thousands, except per share data):

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES

EARNINGS PER SHARES AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended September 30,
	2021	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$10,009	$10,916	$9,047
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(2,070)	(4,298)	(922)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	529	1,228	242
	$8,468	$7,846	$8,367

Earnings per share (basic and diluted)	$0.66	$0.61	$0.66

Adjustments:
Closure costs	5	79	-
Expenses related to executive officer transitions	1,301	69	-
Gain on sale of partnership interest and clinics	-	(18)	-
Relief Funds	-	(391)	-
Allocation to non-controlling interest	-	77	-
Revaluation of redeemable non-controlling interest	2,070	4,298	922
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	(863)	(1,080)	(242)
Operating Results (excluding Relief Funds) (a non-GAAP measure)	$10,981	$10,880	$9,047

Relief Funds	$-	391	$-
Allocation to non-controlling interest	-	(77)	-
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	-	(82)	-
Operating Results (including Relief Funds) (a non-GAAP measure)	$10,981	$11,112	$9,047

Basic and diluted Operating Results per share (excluding Relief Funds) (a non-GAAP measure)	$0.85	$0.85	$0.71
Basic and diluted Operating Results per share (including Relief Funds) (a non-GAAP measure)	$0.85	$0.86	$0.71

Shares used in computation - basic and diluted	12,909	12,847	12,774

Index
EARNINGS PER SHARES AND OPERATING RESULTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Nine Months Ended September 30,
	2021	2020	2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$30,618	$22,164	$32,110
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(11,889)	1,175	(10,752)
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	3,038	(308)	2,822
	$21,767	$23,031	$24,180

Earnings per share (basic and diluted)	$1.69	$1.80	$1.90

Adjustments:
Closure costs	20	3,925	-
Expenses related to executive officer transitions	1,301	202	-
Gain on sale of partnership interest and clinics	-	(1,091)	(5,823)
Relief Funds	-	(8,349)	-
Allocation to non-controlling interest	-	1,977	-
Revaluation of redeemable non-controlling interest	11,889	(1,175)	10,752
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	(3,375)	1,184	(1,293)
Operating Results (excluding Relief Funds) (a non-GAAP measure)	$31,602	$19,704	$27,816

Relief Funds	-	8,349	-
Allocation to non-controlling interest	-	(1,753)	-
Tax effect at statutory rate (federal and state) of 25.55%, 26.25% and 26.25%, respectively	-	(1,731)	-
Operating Results (including Relief Funds) (a non-GAAP measure)	$31,602	$24,569	$27,816

Basic and diluted Operating Results per share (excluding Relief Funds) (a non-GAAP measure)	$2.45	$1.54	$2.18
Basic and diluted Operating Results per share (including Relief Funds) (a non-GAAP measure)	$2.45	$1.92	$2.18

Shares used in computation - basic and diluted	12,894	12,829	12,750

Index
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended September 30,
	2021	2020

Net operating revenue:
Physical therapy operations	$113,086	$96,910
Industrial injury prevention services	10,494	10,015
Total Company	$123,580	$106,925

Gross profit:
Physical therapy operations (less closure costs) (a non-GAAP measure)	$27,128	$27,568
Industrial injury prevention services	2,676	2,868
	$29,804	$30,436
Physical therapy operations - closure costs	5	79
Gross profit	$29,799	$30,357

Total Assets:
Physical therapy operations	$583,785	$524,658
Industrial injury prevention services	46,313	50,780
Total Company	$630,098	$575,438

Revenue

Reported net revenue for the 2021 Third Quarter was $125.9 million, an increase of 15.6% as compared to $108.9 million for the 2020 Third Quarter.  See table below for a detail of reported net revenue (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenue related to Mature Clinics	$101,954	$92,933
Revenue related to 2021 Clinic Additions	4,997	-
Revenue related to 2020 Clinic Additions	5,277	2,850
Revenue from clinics sold or closed in 2021	65	307
Revenue from clinics sold or closed in 2020	34	308
Net patient revenue from physical therapy operations	112,327	96,398
Other revenue	759	512
Revenue from physical therapy operations	113,086	96,910
Management contract revenue	2,313	2,004
Industrial injury prevention services	10,494	10,015
Net Revenue	$125,893	$108,929

Net patient revenue from physical therapy operations increased $15.9 million, or 16.5%, to $112.3 million for the 2021 Third Quarter from $96.4 million for the 2020 Third Quarter. Included in net patient revenue is revenue related to clinics sold or closed in 2021 and 2020 of $99,000 for the 2021 Third Quarter and $0.6 million for the 2020 Third Quarter. During the full year of 2020, we sold our interest in 14 clinics and closed 34 clinics.  For comparison purposes, net patient revenue from physical therapy operations, excluding revenue from the clinics sold or closed, was approximately $112.2 million for Third Quarter 2021, inclusive of $10.3 million related to clinics opened or acquired in the 2021 Nine Months  (“2021 Clinic Additions”) and 2020 year (“2020 Clinic Additions”), together referred to as “Clinic Additions”, and $95.8 million for the Third Quarter 2020, inclusive of $2.9 million for 2020 Clinic Additions.  Net patient revenue related to clinics opened or acquired prior to 2020 and still in operation at September 30, 2021 (“Mature Clinics”) increased $9.0 million, or 9.7%, to $102.0 million for the 2021 Third Quarter compared to $92.9 million for the 2020 Third Quarter.

Index
The average net patient revenue per visit was $102.93 for the 2021 Third Quarter as compared to $105.91 for the 2020 Third Quarter, including all clinics operational during such periods. The Company’s net rate in 2021 reflects the previously disclosed Medicare rate reduction of approximately 3.5% effective January 1, 2021, a decrease in higher-rate workers compensation visits, and an increase in lower-rate Medicare visits. Total patient visits increased 19.9% to 1,091,329 for the 2021 Third Quarter from 910,155 for the 2020 Third Quarter. Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Visits for Mature Clinics (same store) for the 2021 Third Quarter increased 13.7% as compared to the 2020 Third Quarter while the net rate per visit decreased 3.5%.

Revenue from physical therapy management contracts increased 15.4% to $2.3 million for the 2021 Third Quarter as compared to $2.0 million for the 2020 Third Quarter. Other miscellaneous revenue was $0.8 million for the 2021 Third Quarter and $0.5 million for the 2020 Third Quarter.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Revenue from the industrial injury prevention services business increased 4.8% to $10.5 million for the 2021 Third Quarter as compared to $10.0 million for the 2020 Third Quarter.

Operating Cost

Total operating cost, less closure costs, a non-GAAP measure was $96.1 million for the 2021 Third Quarter, or 76.3% of net revenue, as compared to $78.5 million for the 2020 Third Quarter, or 72.1% of net revenue. We took a number of steps throughout 2020 to reduce costs as our patient volumes were negatively impacted by the effects of the COVID-19 pandemic, including temporary salary reductions, furloughs, and similar measures.  For comparison purposes, total operating cost, less closure costs, was 76.7% of net revenue in the pre-pandemic third quarter of 2019, and was 76.9% and 73.0% of net revenue in the first and second quarters of 2021, respectively.  Included in operating cost for the 2021 Third Quarter and 2020 Third Quarter was $8.8 million and $2.2 million, respectively, related to Clinic Additions.  Operating cost for Mature Clinics increased by $10.5 million for the 2021 Third Quarter compared to the 2020 Third Quarter.  In addition, operating cost related to the industrial injury prevention services business increased by $0.7 million.  See table below for a detail of operating cost, less closure costs (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Operating cost related to Mature Clinics	$77,325	$66,867
Operating cost related to 2021 Clinic Additions	3,790	-
Operating cost related to 2020 Clinic Additions	5,031	2,237
Operating cost related to clinics sold or closed in 2021	68	333
Operating cost related to clinics sold or closed in 2020	13	301
Closure costs	5	79
Physical therapy operations	86,232	69,817
Physical therapy management contracts	2,044	1,608
Industrial injury prevention services	7,818	7,147
Total operating cost	$96,094	$78,572
Less: Physical therapy operations - closure costs	(5)	(79)
Total operating cost less closure costs (a non-GAAP measure)	$96,089	$78,493

Index
Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, was 56.0% of net revenue for the 2021 Third Quarter versus 52.8% for the 2020 Third Quarter. For comparison purposes, total salaries and related costs was 56.9% of net revenue in the pre-pandemic 2019 Third Quarter, and was 56.8% and 54.3% of net revenue in the first and second quarters of 2021, respectively.  Salaries and related costs for the physical therapy operations was $62.4 million in the 2021 Third Quarter, or 55.2% of physical therapy operations revenue, as compared to $49.9 million in the 2020 Third Quarter, or 51.6% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2021 Third Quarter was $6.1 million related to 2021 and 2020 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2021 and 2020, salaries and related costs related to Mature Clinics increased by $7.7 million in the 2021 Third Quarter compared to the 2020 Third Quarter.  Salaries and related costs related to management contracts increased by $0.1 million for the 2021 Third Quarter.

Salaries and related costs for the industrial injury prevention services business was $6.4 million in the 2021 Third Quarter, or 60.8% of industrial injury prevention services revenue, as compared to $5.9 million in the 2020 Third Quarter, or 59.0% of industrial injury prevention services revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, was19.3% of net revenue in the 2021 Third Quarter versus 18.1% in the 2020 Third Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $22.2 million in the 2021 Third Quarter, or 19.6% of physical therapy operations revenue, as compared to $19.0 million in the 2020 Third Quarter, or 19.6% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2021 Third Quarter was $2.6 million related to 2021 and 2020 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2021 and 2020 of $0.2 million in the 2021 Third Quarter and $0.1 million in the 2020 Third Quarter, rent, supplies, contract labor and other costs for Mature Clinics increased by $1.4 million in the 2021 Third Quarter compared to the 2020 Third Quarter.  Rent, supplies, contract labor and other costs, related to management contracts increased $0.9 million in the 2021 Third Quarter.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business was $1.4 million in the 2021 Third Quarter, or 13.7% of industrial injury prevention services revenue, as compared to $1.1 million in the 2020 Third Quarter, or 11.1% of net industrial injury prevention services revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.1% in the 2021 Third Quarter and 1.2% for the comparable period in 2020.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.0% at September 30, 2021, as compared to 4.5% at December 31, 2020. Our days’ sales outstanding was 33 days at September 30, 2021 and  32 days at December 31, 2020.

Gross Profit

Gross profit for the 2021 Third Quarter, less closure costs, a non-GAAP measure was $29.8 million, a decrease of  $0.6 million, or approximately 2.1%, as compared to $30.4 million for the 2020 Third Quarter. The gross profit percentage, less closure costs, was 23.7% of net revenue for the 2021 Third Quarter as compared to 27.9% for the 2020 Third Quarter. The gross profit percentage for the Company’s physical therapy operations, less closure costs, was 23.8% for the 2021 Third Quarter as compared to 28.0% for the 2020 Third Quarter. The gross profit percentage on physical therapy management contracts was 11.6% for the 2021 Third Quarter as compared to 19.8% for the 2020 Third Quarter.

Index
The gross profit percentage for the industrial injury prevention services business was 25.5% for the 2021 Third Quarter as compared to 28.6% for the 2020 Third Quarter.

The table below details the gross profit, less closure costs (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020

Physical therapy operations	$26,859	$27,172
Management contracts	269	396
Industrial injury prevention services	2,676	2,868
Physical therapy operations - closure costs	(5)	(79)
Gross profit	$29,799	$30,357
Physical therapy operations - closure costs	5	79
Gross profit, less closure costs (a non-GAAP measure)	$29,804	$30,436

Corporate Office Costs

Corporate office cost was $12.9 million for the 2021 Third Quarter compared to $10.4 million for the 2020 Third Quarter. The 2021 Third Quarter included $1.3 million in equity compensation expense related to the accelerated vesting of restricted stock previously granted to the Company’s Chief Operations Officer-West upon his retirement in July 2021.  Corporate office cost was 10.2% of net revenue for the 2021 Third Quarter as compared to 9.6% for the 2020 Third Quarter.   Excluding the equity compensation expense related to the retirement of the Chief Operations Officer – West, Corporate office cost was 9.2% of net revenue for the 2021 Third Quarter.

Resolution of Payor Matter

Other income includes $1.2 million of income related to the positive resolution of a payor matter during the 2021 Third Quarter.

Operating Income

Operating income for the 2021 Third Quarter was $16.9 million, a decrease of  $3.0 million, or 15.1%, as compared to $19.9 million for the 2020 Third Quarter. Operating income as a percentage of net revenue was 18.3% for the 2020 period as compared to 13.4% for the 2021 period.

Interest Expense

Interest expense was $268,000 for the 2021 Third Quarter and $351,000 for the 2020 Third Quarter.

At September 30, 2021, $33.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $3.8 million for the 2021 Third Quarter and $4.3 million for the 2020 Third Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.6% for the 2021 Third Quarter and 28.2% for the 2020 Third Quarter.

Index
See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020

Income before taxes	$17,938	$20,042

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,605)	(3,019)
Non-controlling interest - permanent equity	(1,509)	(1,828)
	$(4,114)	$(4,847)

Income before taxes less net income attributable to non-controlling interest	$13,824	$15,195

Provision for income taxes	$3,815	$4,279

Effective tax rate	27.6%	28.2%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.6 million for the 2021 Third Quarter and $3.0 million for the 2020 Third Quarter. Net income attributable to non-controlling interest (permanent equity) was $1.5 million for the 2021 Third Quarter and $1.8 million for the 2020 Third Quarter.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Nine Months Ended September 30,
	2021	2020

Net operating revenue:
Physical therapy operations	$327,041	$270,210
Industrial injury prevention services	30,537	29,549
Total Company	$357,578	$299,759

Gross profit:
Physical therapy operations (less closure costs) (a non-GAAP measure)	$82,078	$61,546
Industrial injury prevention services	7,941	7,711
	$90,019	$69,257
Physical therapy operations - closure costs	20	3,925
Gross profit	$89,999	$65,332

Total Assets:
Physical therapy operations	$583,785	$524,658
Industrial injury prevention services	46,313	50,780
Total Company	$630,098	$575,438

Index
Revenue

Reported net revenue for the 2021 Nine Months increased $59.7 million, or 19.5% to $365.2 million as compared to $305.5 million for the 2020 Nine Months.  See table below for a detail of reported net revenue (in thousands):

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Revenue related to Mature Clinics	$300,792	$257,940
Revenue related to 2021 Clinic Additions	7,527	-
Revenue related to 2020 Clinic Additions	16,010	5,782
Revenue from clinics sold or closed in 2021	458	908
Revenue from clinics sold or closed in 2020	32	4,173
Net patient revenue from physical therapy operations	324,819	268,803
Other revenue	2,222	1,407
Revenue from physical therapy operations	327,041	270,210
Management contract revenue	7,611	5,744
Industrial injury prevention services	30,537	29,549
Net Revenue	$365,189	$305,503

Net patient revenue from physical therapy operations increased $56.0 million, or 20.8%, to $324.8 million for the 2021 Nine Months from $268.8 million for the 2020 Nine Months. Included in net patient revenue is revenue related to clinics sold or closed in 2021 and 2020 of $0.5 million for the 2021 Nine Months and $5.1 million for the 2020 Nine Months.  During 2021 Nine Months, the Company sold its interest in 2 clinics and closed 3 clinics. During the full year of 2020, we sold our interest in 14 clinics and closed 34 clinics. For comparison purposes, excluding revenue from the clinics sold or closed, net patient revenue from physical therapy operations was approximately $324.3 million for the  2021 Nine Months, inclusive of $23.5 million related Clinic Additions and $263.7 million for the 2020 Nine Months, inclusive of $5.8 million for 2020 Clinic Additions. Revenue related to Mature Clinics increased $42.9 million, or 16.6%, for the 2021 Nine Months compared to the 2020 Nine Months.

The average net patient revenue per visit was $104.00 for the 2021 Nine Months as compared to $105.13 for the 2020 Nine Months, including all clinics operational during such periods. Total patient visits were  3,123,187 for the 2021 Nine Months and  2,556,879 for the 2020 Nine Months, an increase of 22.1%. Net patient revenue are based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Visits for Mature Clinics (same store) for the 2021 Nine Months increased 18.1% as compared to the 2020 Nine Months while the net rate per visit decreased 1.3%.

Revenue from physical therapy management contracts was $7.6 million for the 2021 Nine Months, an increase of 32.5%, as compared to $5.7 million for the 2020 Nine Months.

Revenue from the industrial injury prevention services business increased 3.3% to $30.5 million for the 2021 Nine Months as compared to $29.5 million for the 2020 Nine Months.

Other miscellaneous revenue was $2.2 million for the 2021 Nine Months and $1.4 million for the 2020 Nine Months.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Index
Operating Cost

Total operating cost, less closure costs, a non-GAAP measure was $275.2 million for the 2021 Nine Months, or 75.4% of net revenue, as compared to $236.2 million for the 2020 Nine Months, or 77.3% of net revenue. We took a number of steps throughout 2020 to reduce costs as our patient volumes were negatively impacted by the effects of the COVID-19 pandemic, as previously noted, including temporary salary reductions, furloughs and other similar measures.  For comparison purposes, total operating cost less closures costs, was 76.2% of net revenue in the pre-pandemic 2019 Nine Months. Included in operating cost for the 2021 Nine Months was $20.7 million related to Clinic Additions, of which $14.7 million is associated with 2020 Clinic Additions.  Included in operating cost for the 2020 Nine Months was $4.5 million related to 2020 Clinic Additions. Operating cost related to Mature Clinics increased by $25.8 million for the 2021 Nine Months compared to the 2020 Nine Months.  In addition, operating cost related to the industrial injury prevention services business increased by $0.8 million.  See table below for a detail of operating cost, less closure costs (in thousands):

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Operating cost related to Mature Clinics	$224,936	$199,186
Operating cost related to 2021 Clinic Additions	5,952	-
Operating cost related to 2020 Clinic Additions	14,702	4,509
Operating cost related to clinics sold or closed in 2021	484	999
Operating cost related to clinics sold or closed in 2020	9	5,131
Closure costs	20	3,926
Physical therapy operations	246,103	213,751
Physical therapy management contracts	6,492	4,582
Industrial injury prevention services	22,595	21,838
Total operating cost	$275,190	$240,171
Less: Physical therapy operations - closure costs	(20)	(3,926)
Total operating cost less closure costs (a non-GAAP measure)	$275,170	$236,245

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, was 55.6% of net revenue for the 2021 Nine Months and 2020 Nine Months. For comparison purposes, total salaries and related costs was 56.6% of net revenue in the pre-pandemic 2019 Nine Months. Salaries and related costs for the physical therapy operations was $178.6 million in the 2021 Nine Months, or 54.6% of physical therapy operations revenue, as compared to $147.6 million in the 2020 Nine Months, or 56.4% of physical therapy operations revenue. Included in salaries and related costs for our physical therapy operations for the 2021 Nine Months was $14.3 million related to Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2021 and 2020, salaries and related costs for Mature Clinics increased by $22.6 million in the 2021 Nine  Months compared to the 2020 Nine Months.  Salaries and related costs related to management contracts increased by $1.7 million for the 2021 Nine Months.

Salaries and related costs for our industrial injury prevention services business was $18.8 million in the 2021 Nine Months, or 61.8% of industrial injury prevention services revenue, as compared to $18.3 million in the 2020 Nine Months, or 62.1% of net industrial injury prevention services revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, was 18.6% of net revenue in the 2021 Nine Months versus 20.6% in the 2020 Nine Months. Rent, supplies, contract labor and other costs for our physical therapy operations was $65.6 million in the 2021 Nine Months, or 20.1% of physical therapy operations revenue, as compared to $60.6 million in the 2020 Nine Months, or 22.4% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2021 Nine Months was $6.0 million related to Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2021 and 2020, rent, supplies, contract labor and other costs for Mature Clinics increased by $3.2 million in the 2021 Nine Months compared to the 2020 Nine Months.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.2 million in the 2021 Nine Months.

Index
Rent, supplies, contract labor and other costs for our industrial injury prevention services business was $3.7 million in the 2021 Nine Months and $3.3 million in the 2020 Nine Months, or 12.2% and 11.4%, respectively, of industrial injury prevention services revenue.

Operating Cost—Provision for Credit Losses

Our provision for credit losses as a percentage of net revenue was 1.1% in both the 2021 Nine Months and 2020 Nine Months.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.0% at September 30, 2021, as compared to 4.5% at December 31, 2020. Our days’ sales outstanding was 33 days at September 30, 2021 and 32 days in December 31, 2020.

Gross Profit

Gross profit for the 2021 Nine Months, less closure costs, a non-GAAP measure, was $90.0 million, an increase of $20.8 million, or 30.0%, as compared to $69.3 million for the 2020 Nine Months. The gross profit percentage, less closure costs, was 24.6% of net revenue for the 2021 Nine Months, an increase of 190 basis points as compared to 22.7% for the 2020 Nine Months. The gross profit percentage for our physical therapy operations, less closure costs, was 24.8% for the 2021 Nine Months, an increase of 250 basis points compared to 22.3% for the 2020 Nine Months. The gross profit percentage on physical therapy management contracts was 14.7% for the 2021 Nine Months compared to 20.2% for the 2020 Nine Months.

The gross profit percentage for our industrial injury prevention services business was 26.0% for the 2021 Nine Months as compared to 26.1% for the 2020 Nine Months.

The table below details the gross profit, less closure costs (in thousands) (a non-GAAP measure):

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Physical therapy operations	$80,958	$60,385
Management contracts	1,119	1,162
Industrial injury prevention services	7,942	7,711
Physical therapy operations - closure costs	(20)	(3,926)
Gross profit	$89,999	$65,332
Physical therapy operations - closure costs	20	3,926
Gross profit, less closure costs (a non-GAAP measure)	$90,019	$69,258

Corporate Office Costs

Corporate office cost was $35.8 million for the 2021 Nine Months compared to $31.1 million for the 2020 Nine Months. Corporate office cost was 9.8% of net revenue for the 2021 Nine Months as compared to 10.2% for the 2020 Nine Months. The 2020 Nine Months included temporary salary reductions and furloughs related to the pandemic. The 2021 Nine Months included $1.3 million in equity compensation expense related to the accelerated vesting of restricted stock previously granted to the Chief Operating Officer – West upon his retirement in July 2021. Excluding the equity compensation related to the Chief Operating Officer – West, Corporate office cost was 9.5% of net revenue for the 2021 Nine Months.

Operating Income

Operating income for the 2021 Nine Months was $54.2 million, an increase of $20.0 million, or 58.4%, as compared to $34.2 million for the 2020 Nine Months. Operating income as a percentage of net revenue increased 360 basis points from 11.2% for the 2020 period to 14.8% for the 2021 period.

Index
Interest Expense

Interest expense was $0.8 million for the 2021 Nine Months and $1.4 million for the 2020 Nine Months due to reduced borrowings under the Company’s revolving credit line. At September 30, 2021, $33.0 million was outstanding under our Amended Credit Agreement (as defined below). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $11.3 million for the 2021 Nine Months and $8.5 million for the 2020 Nine Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.0% for the 2021 Nine Months and 27.6% for the 2020 Nine Months.

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020

Income before taxes	$54,807	$42,317

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(8,669)	(7,811)
Non-controlling interest - permanent equity	(4,194)	(3,889)
	$(12,863)	$(11,700)

Income before taxes less net income attributable to non-controlling interest	$41,944	$30,617

Provision for income taxes	$11,326	$8,453

Effective tax rate	27.0%	27.6%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $8.7 million for the 2021 Nine Months and $7.8 million for the 2020 Nine Months.  Net income attributable to non-controlling interest (permanent equity) was $4.2 million for the 2021 Nine Months and $3.9 million for the 2020 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At September 30, 2021 and December 31, 2020, we had $19.2 million and $32.9 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2022.

Cash and cash equivalents decreased by $13.7 million from December 31, 2020 to September 30, 2021.  During the 2021 Nine Months, $60.5 million was provided by operations and $17.0 million from proceeds on our Amended Credit Agreement (described below). The major uses of cash for investing and financing activities included: repayment of MAAPP funds ($14.1 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($14.3 million), cash dividends to our shareholders ($13.9 million), purchase of business and non-controlling interest ($38.6 million), principal payments on notes payable ($4.6 million) and purchase of fixed assets ($6.0 million).

Index
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

On September 30, 2021, $33.0 million was outstanding on the Amended Credit Agreement resulting in $92.0 million of availability. As of September 30, 2021, we were in compliance with all of the covenants thereunder.

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. USPH acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to industrial injury prevention services subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

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

On September 30, 2020, we acquired a 70% interest in an entity which holds six-management contracts that have been in place for a number of years. Currently, these contracts have a five year term. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in two notes payable. One of the notes payable of $0.3 million was paid in November 2020. The remaining note payable of $0.2 million was paid on September 30, 2021.

Index
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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2021 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interest that occurred in 2018 through September 2021. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At September 30, 2021, the balance on these notes payable was $2.9 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of September 30, 2021, we have accrued $6.4 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2021, there are currently an additional estimated 135,624 shares (based on the closing price of $110.60 on September 30, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended September 30, 2021.

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

Index
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
•
competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets;

•
competitive environment in the industrial injury prevention services business, which could result in the termination or non-renewal of contractual service arrangements and other adverse financial consequences for that service line;

•	acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
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

See also Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent current and periodic reports, including the additional risk factor noted below:

On September 9, 2021, President Biden announced a new rule requiring all employers of at least 100 employees to require their employees to be fully vaccinated or tested weekly. The U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) has announced its intention to promulgate regulations that would carry out this mandate. In addition, CMS recently announced that it is in the process of preparing regulations that would require certain health care providers receiving reimbursement from the Medicare or Medicaid programs to require their employees to be vaccinated as a condition of participation. At this time it is not possible to predict the impact of these proposed regulations on the Company or its workforce. The proposed new regulations, if implemented, may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs and results of operations.

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

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At September 30, 2021, $33.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at September 30, 2021, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $330,000.

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

Index
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

We have engaged counsel and intend to vigorously defend this action.  The discovery phase of the litigation has commenced, but at this time we are unable to predict the timing and outcome of the matter.

Index
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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: November 9, 2021	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(principal financial and accounting officer)

	By:	/s/ JON C. BATES
Jon C. Bates
Vice President/Corporate Controller