Form 10-K
period 2021-12-31
U S PHYSICAL THERAPY INC /NV
filed 2022-03-01
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2021 was $838 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of March 1, 2022, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 12,950,588.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders	Part III

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements are those relating to opening clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

•
the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19 and its variants, for which the total financial magnitude cannot be currently estimated;

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

•
the impact of COVID-19 related vaccination and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations:

•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

•
maintaining clients for which we perform management and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

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

GENERAL

U.S. Physical Therapy, Inc. and subsidiaries (“we”, “us”, “our” or the “Company”), operates its business through two reportable business segments. Our reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Through our subsidiaries, we operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have a majority interest in businesses which are leading providers of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). Prior to the second quarter of 2020, we operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation.

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

Acquisitions of Businesses and Acquired Interests

During the last three years we completed the acquisitions of seven clinic practices and three industrial injury prevention services businesses as detailed below.

Acquisition	Date	% Interest Acquired	Number of Clinics
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4
September 2019 Acquisition	September 30, 2019	67%	11
April 2019 Acquisition	April 11, 2019	100%	*

*	Industrial injury prevention services business
**	The business includes six management contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Physical Therapy Operations

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

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. During 2022, we intend to continue to acquire multi-clinic practices and to continue to develop outpatient physical therapy clinics as satellites in existing partnerships, along with increasing our patient volume through marketing and new programs.

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

Besides the multi-clinic acquisitions referenced in the table above, during 2021 and 2020 we purchased the assets and business of three physical therapy clinics in separate transactions. The clinics operate as satellite clinics of three of our existing clinic partnerships.

During the year ended December 31, 2021, we sold two clinics. The aggregate sales price was $0.1 million. During the year ended December 31, 2020, we sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest.  The first payment was received in June 2021 and the next payment is due on June 15, 2022.

At December 31, 2021, we operated 591 clinics in 39 states. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Florida, Oregon, Maryland, Georgia, Pennsylvania, Arizona, Idaho, Missouri and South Carolina. In addition to our 591 clinics, on December 31, 2021, we also managed 35 physical therapy practices for unrelated physician groups and hospitals.

Our Clinics

Most of our clinics are operated as Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2021, through wholly-owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests range from 10% to 99% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

For our Clinic Partnership agreements related to those in which we acquired a majority interest, generally, the prior management continues to own a 10% to 50% interest.

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into an employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right to purchase the therapist’s partnership interest in Clinic Partnerships; for those Clinic Partnerships we created in connection with an acquisition, our partner also has the right to cause us to purchase their interest upon termination of their employment.

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

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 17 clinics occupying space in the range of over 7,000 square feet to 13,500 square feet. We attempt to lease ground level space for patient ease of access to our clinics.

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

Industrial Injury Prevention Services

Services provided in the industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. Our Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and ATCs.

In March 2017, we acquired a 55% interest in an initial industrial injury prevention services business. On April 30, 2018, we acquired a 65% interest in another business in the industrial injury prevention sector. On April 30, 2018, we combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”).

On April 11, 2019, we acquired 100% of a third company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%.

On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings and contributed those assets to industrial injury prevention services subsidiary. Subsequent to this acquisition and the purchase of the redeemable non-controlling interest of one of the limited partners, our ownership in Briotix Health is approximately 85%.

On November 30, 2021, we acquired an approximate 70.0% interest in a leading provider of industrial injury prevention services. The founders and owners retained the remaining interest. The initial purchase price for the approximate 70% equity interest, not inclusive of a $2.0 million contingent payment in conjunction with the acquisition if specified future operational objectives are met, was approximately $63.2 million.

SOURCES OF REVENUE

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

The following table shows our payor mix for the years ended ($ in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
Payor	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage	Net Patient Revenue	Percentage

Managed Care Programs/ Commercial Health Insurance	$209,129	47.7%	$177,877	47.7%	$204,051	47.1%
Medicare/Medicaid	155,122	35.4%	118,030	31.6%	132,611	30.6%
Workers' Compensation Insurance	44,549	10.2%	48,628	13.0%	63,542	14.7%
Other	29,530	6.7%	28,805	7.7%	33,141	7.6%
Total	$438,330	100.0%	$373,340	100.0%	$433,345	100.0%

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

During the year ended December 31, 2021, approximately 37.3% of our visits and 35.4% of our net patient revenue was from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance. Failure of our subsidiaries to obtain or maintain certifications as Medicare providers or failure to enroll as a group of physical/occupational therapists in a private practice could adversely affect financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”). For services provided in 2017 through 2019, a 0.5% increase was applied to the fee schedule payment rates before applying the mandatory budget neutrality adjustment.

In the 2020 MPFS Final Rule, CMS revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (E/M) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, CMS projected a 9% decrease in fee schedule payment rates for therapy services set to take effect in 2021. However, Congress intervened with passage of the Consolidated Appropriations Act, 2021, and reimbursement for the codes applicable to physical/occupational therapy services provided by our clinics received an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021 as compared to 2020.

In the 2022 MPFS Final Rule published on November 2, 2021, there was to be an approximately 3.75% reduction to Medicare payments for physical/occupational therapy services.  This was due to the expiration of the additional funding to the conversion factor provided by Congress in 2021 under the Consolidated Appropriations Act, 2021. However, this reduction was addressed in the Protecting Medicare and American Farmers from Sequester Cuts Act (“2021 Act”) signed into law on December 10, 2021.  Based on various provisions in the 2021 Act, the Company now estimates that the Medicare rate reduction for the full year of 2022 will be approximately 0.75%.

In addition, the Consolidated Appropriations Act, 2021 includes reductions in Medicare payment rates of approximately 3% in each of calendar years 2023 and 2024, unless regulatory or Congressional action results in modifications to such rates as has occurred in 2021 and 2022.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021. On April 14, 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021. The 2021 Act, which was signed into law on December 10, 2021, included a three-month extension of the 2% sequester relief applied to all Medicare payments through March 31, 2022, followed by three months of 1% sequester relief through June 30, 2022.  Sequester relief is scheduled to then end on June 30, 2022.

Under the Middle Class Tax Relief and Job Creation Act of 2012 (‘‘MCTRA’’), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapist assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapist assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapist assistant are paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2021 and 2020, respectively, net patient revenue from Medicare were approximately $134.4 million and $101.6 million, respectively.

Industrial Injury Prevention Services

Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and ATCs.

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

COMPETITION

The healthcare industry, including the physical therapy business and the industrial injury prevention services business are highly competitive. The physical therapy business as well as the industrial injury prevention services business are both highly fragmented with no company having a significant market share nationally. We believe that we are one of the largest national outpatient physical therapy services providers.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. In addition, our prior Corporate Integrity Agreement, which expired in February 2021, required annual audits to be performed by an independent review organization on a small sample of our clinics, the results of which were reported to the federal government. See “-Compliance Program—Corporate Integrity Agreement” for more on the Corporate Integrity Agreement (“CIA”). Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in: refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; the imposition of a new Corporate Integrity Agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks; or damage to our reputation.

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

EMPLOYEES

Our strategy is to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention services businesses, and continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of December 31, 2021, we employed approximately 5,500 people nationwide, of which approximately 3,000 were full-time employees.

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

We provide competitive compensation and benefits programs to help meet our employees’ needs in the practices and communities in which they serve. These programs (which can vary by practice and employment classification) include incentive compensation plans, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, education assistance, mental health and other employee assistance benefits.

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

Our operations expose us to risks associated with public health crises and epidemics/pandemics, such as COVID-19 that has spread globally. Since early 2020, the continued spread has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty.

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

Starting in mid-2021, certain local jurisdictions have imposed vaccination and/or mask mandates, and many of the Company’s clinics and their employees are now subject to a vaccination mandate promulgated by CMS as a condition of continued participation in the Medicare and Medicaid programs as a certified rehabilitation agency. At this time, it is not possible to predict the impact of these and other similar mandates on the Company or its workforce. These and other mandates may result in employee attrition and could have a material adverse effect on our business, including future revenue, costs, and results of operations.

Decreases in Medicare reimbursement rate may adversely affect our financial results.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule (“MPFS”).  On an annual basis, our reimbursement under the MPFS is subject to changes, which could include reductions in such reimbursement amounts.  The Company estimates that the Medicare rate reduction for the full year of 2022 will be approximately 0.75%. See “Business—Sources of Revenue – Physical Therapy Services” in Item 1 for more information.  The Consolidated Appropriations Act of 2021, includes reductions in Medicare payment rates of approximately 3% in each of calendar years 2023 and 2024, which would be instituted unless regulatory or Congressional action results in modifications to such rates as occurred in 2021 and 2022.

 In addition, the Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  Congress has taken action to waive the 2% payment reduction during 2021 and continuing through March 31, 2022, followed by three months of 1% sequester relief through June 30, 2022.  Sequester relief is scheduled to then end on June 30, 2022.

Furthermore, Medicare claims for outpatient therapy services furnished by therapist assistants on or after January 1, 2020, must include a modifier indicating the service was furnished by a therapist assistant. Outpatient therapy services furnished on or after January 1, 2022 in whole or part by a therapist assistant are paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations governing the services we provide to Medicare patients and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that could have a material effect on our financial statements as of December 31, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the years ended December 31, 2021, and 2020, respectively, net patient revenue from Medicare were approximately $134.4 million and $101.6 million, respectively.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, we may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for our services or, in some instances, cover our operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our revenue, financial condition, and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect our business, financial condition and results of operations.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2021, approximately 62.8% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 37.2% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. See “Business—Sources of Revenue – Physical Therapy Services” in Item 1 for more information including changes to Medicare reimbursement. Additional reforms or other changes to these payment systems may be proposed or adopted, either by the U.S. Congress or by CMS, including bundled payments, outcomes-based payment methodologies and a shift away from traditional fee-for-service reimbursement. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results.

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests).

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

In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare programs. See “Business—Sources of Revenue” in Item 1 for more information. The ultimate content, timing or effect of any healthcare reform legislation and the impact of potential legislation on us is uncertain and difficult, if not impossible, to predict. That impact may be material to our business, financial condition or results of operations.

Our operations are subject to extensive regulation.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure/permits, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	coding, billing and payment for services.

In recent years, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. We believe we are in substantial compliance with all laws, but differing interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our methods of operations, facilities, equipment, personnel, services and capital expenditure programs and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. For a more complete description of certain of these laws and regulations, see “Business—Regulation and Healthcare Reform” and “Business—Compliance Program” in Item 1.

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

Our operations are subject to investigations, legal actions and proceedings that could result in an adverse impact on our business and financial position.

Healthcare providers are subject to investigations, legal actions and proceedings, as well as lawsuits under the qui tam provisions of the federal False Claims Act, based on claims that the provider failed to comply with applicable laws and regulations that govern coding and the submission of claims for services provided to Medicare patients, among other things. These matters can involve significant costs, monetary damages and penalties. We have been subject to these proceedings in the past, and future proceedings could result in an adverse impact on our business and financial results.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Managed care payors may also reserve the right to conduct audits. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from managed care payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	temporary suspension of payment for new patients to the facility or agency;

•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks;

•	the imposition of a new Corporate Integrity Agreement;

•	damage to our reputation;

•	the revocation of a facility’s or agency’s license; and

•	loss of certain rights under, or termination of, our contracts with managed care payors.

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

In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data and other protected health information, which is subject to HIPAA and HITECH. We also contract with third-party vendors to maintain and store our patients’ individually identifiable health information. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patient’s and employee’s personal information.

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

As part of our growth strategy, we intend to continue pursuing acquisitions of outpatient physical therapy clinics and industrial injury prevention services businesses. Acquisitions may involve significant cash expenditures, potential debt incurrence and operational losses, dilutive issuances of equity securities and expenses that could have an adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

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

Employer and other contracted customers may terminate their relationship with us which could adversely affect the business.

In our industrial injury prevention services business, we perform services for large employers and their employees pursuant to contracts and other services agreement.  These contracts and other services agreements are able to be terminated by the employer-clients on little or short notice, and either a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected. Similarly, in our rehabilitation business, we have management and other services agreements with hospitals, physician groups and other ancillary providers; either a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected.

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

At December 31, 2021, we had reserved approximately 172,600 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet. There are 17 clinics occupying space in the range of over 7,000 square feet to 13,500 square feet.

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. We have been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

Settlement of a Legal Matter

On August 19, 2019, we received notice of a qui tam lawsuit (“the Complaint”) filed by a relator on behalf of the United States, titled U.S. ex rel. Bonnie Elsdon, v. U.S. Physical Therapy, Inc., U.S. Physical Therapy, Ltd., Rehab Partners #2, Inc., The Hale Hand Center, Limited Partnership (the “Hale Partnership”), and Suzanne Hale.   This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act.  This lawsuit was originally filed under seal by a former employee of The Hale Hand Center, Limited Partnership (“Hale Partnership”), a majority-owned subsidiary of the Company, on May 25, 2018.  The U.S Government declined to intervene in the case and unsealed the Complaint on July 17, 2019.

The Complaint alleged that the Hale Partnership engaged in conduct to purposely “upcode” its billings for services provided to Medicare patients. The plaintiff - relator also claimed that similar false claims occurred on other days and at other Company-owned partnerships.

On October 3, 2019, we filed Motions to Dismiss based on numerous grounds on behalf of each of the named defendants. On October 29, 2019, the plaintiff-relator dismissed three of the named defendants, Rehab Partners #2, Inc., U.S. Physical Therapy, Ltd., and Suzanne Hale. The Motions to Dismiss were denied on November 30, 2020.

In January 2022, to avoid the legal fees and discovery costs in defending this matter and the uncertainty of protracted litigation, the Company entered into a settlement agreement with the plaintiff-relator. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the Complaint, and the Company admitted no liability or wrongdoing.  In connection with the settlement, the Office of the United States Attorney for the Southern District of Texas agreed to a dismissal of the claims against the Hale Partnership and the Company. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relator and her counsel. Such payments, in the aggregate, amounted to $2.75 million of which $2.6 million was recorded as an expense in 2021.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of March 1, 2022, there were 88 holders of record of our outstanding common stock.

DIVIDENDS

On February 22, 2022, our Board of Directors declared a dividend of $0.41 per share which will be paid on April 8, 2022 to shareholders of record as of March 14, 2022. During 2021, we paid a quarterly dividend of $0.35 for the first and second quarters and $0.38 per share for each of the third and fourth quarters, totaling $1.46 per share for the year, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2021 of approximately $18.8 million. During 2020, we paid a cash dividend for the first quarter of 2020 of $0.32 per share on all shares of common stock issued and outstanding as of April 17, 2020 which amounted to $4.1 million. In March 2020, our Board of Directors announced the suspension of any further dividends in 2020. During 2019, we paid a quarterly dividend of $0.27 for the first and second quarters and $0.30 per share for the third and fourth quarters, totaling $1.14 per share for the year, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2019 of approximately $14.5 million. We are currently restricted from paying dividends on our common stock in excess of $50,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

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

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2016 through December 31, 2021. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2016 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2021

225
200
175
150
125
100
75
INDEX
12/16
12/17
12/18
12/19
12/20
12/21
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/16	12/17	12/18	12/19	12/20	12/21
U.S Physical Therapy. Incs.	100	103	146	156	171	136
NYSE Composite	100	116	103	123	131	155
NYSE Healthcare Index	100	119	127	151	168	203

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our Business.

Our reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. Through our subsidiaries, we operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have majority interests in companies which are leading providers of industrial injury prevention services. Services provided in these businesses include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

During the last three years we completed the acquisitions of seven multi-clinic practices and three industrial injury prevention services businesses as detailed below:

Acquisition	Date	% Interest Acquired	Number of Clinics
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4
September 2019 Acquisition	September 30, 2019	67%	11
April 2019 Acquisition	April 11, 2019	100%	*

*	Industrial injury prevention business
**	The business includes six management and services contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnershipsrange from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Besides the multi-clinic acquisitions referenced in the table above, during 2021 and 2020, we purchased the assets and business of three physical therapy clinics in separate transactions. The clinics operate as satellite clinics of three of our existing clinic partnerships.

During the year ended December 31, 2021, we sold two clinics. The aggregate sales price was $0.1 million. During the year ended December 31, 2020, we sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable, payable in two equal installments of principal and any accrued interest.  The first payment was received in June 2021 and the next payment is due on June 15, 2022.

We intend to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

Impact of COVID-19

As previously disclosed in a series of filings with the SEC and further described in detail in our Quarterly Reports on Form 10-Q for the first three quarters of 2020 and our Annual Report on Form 10-K for the year ended December 31, 2020, our results were negatively impacted by the effects of the COVID-19 pandemic in 2020. For the 2021 period as compared to the 2020 period, the increase in revenues and expenses are primarily due to our business returning to and now exceeding pre-pandemic results.

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

We have received a number of benefits under the CARES Act including, but not limited to:

•
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. We applied for and received approval to receive MAAP funds from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. We recorded the $14.1 million in advance payments received as a liability. During the quarter ended March 31, 2021, we repaid the MAAPP funds of $14.1 million rather than applying them to future services performed.

•
We elected to defer depositing the employer’s share of Social Security taxes for payments due from March 27, 2020, through December 31, 2020, interest-free and penalty-free. In December 2021, we paid $4.1 million related to these deferred payments.  As of December 31, 2021, $4.2 million related to these deferred payments is included in accrued liabilities.

•
The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. For the years ended December 31, 2021, and December 31, 2020, the Company’s consolidated subsidiaries recorded income of approximately $4.6 million and $13.5 million, respectively, of payments under the CARES Act (“Relief Funds”). Under the Company’s accounting policy, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenue Recognition.

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenues less estimated contractual adjustments) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as we provide physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience.

Management contract revenue, which is included in other revenue in the consolidated statements of net income, is derived from contractual arrangements whereby we manage a clinic owned by a third party. We do not have any ownership interest in these clinics. Typically, revenues are determined based on the number of visits conducted at the clinic and recognized at the point in time when services are performed. Costs, typically salaries for our employees, are recorded when incurred.

Revenues from the industrial injury prevention services business, which are also included in other revenues in the consolidated statements of net income, are derived from onsite services we provide to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention services business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration we expect to receive in exchange for providing injury prevention services to our clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenue includes services we provide on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between us and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time when the services are performed.

We implemented ASC 606 beginning January 1, 2018, using a modified retrospective transition method. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration we experience are amounts for services provided that are ultimately not realizable from a customer. There were no changes to revenues or other revenues upon implementation. Under the new standards, our estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, and workers' compensation programs which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance.

We determine allowances for credit losses based on the specific agings of receivables and payor classifications at each clinic. The provision for credit losses is included in clinic operating costs in the statements of net income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for credit losses, includes only those amounts we estimate to be collectible.

The following table details the revenue related to the various categories (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net patient revenue	$438,330	$373,340	$433,345
Other revenue	2,939	2,020	2,486
Physical therapy operations	441,269	375,360	435,831
Management contract revenue	9,853	8,410	8,676
Industrial injury prevention services revenue	43,900	39,199	37,462
	$495,022	$422,969	$481,969

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and apply an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares our cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections in any given fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% to 1.5% of gross billings in accounts receivable at December 31, 2021. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a 1% to 1.5% increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.3 million to $1.9 million for the year ended December 31, 2021. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2021, 2020 and 2019 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2021	2020
Gross patient accounts receivable	$129,524	$119,180
Less contractual allowances	80,484	75,266
Subtotal - accounts receivable	49,040	43,914
Less allowance for credit losses	2,768	2,008
Net patient accounts receivable	$46,272	$41,906

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2021			December 31, 2020
Payor	Current to 120 Days	120+ Days	Total	Current to 120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$13,985	$2,381	$16,366	$13,053	$1,774	$14,827
Medicare/Medicaid	13,442	1,636	15,078	10,707	1,196	11,903
Workers Compensation*	5,600	1,312	6,912	6,576	926	7,502
Self-pay	4,371	3,316	7,687	4,086	3,146	7,232
Other**	1,168	1,829	2,997	1,108	1,342	2,450
Totals	$38,566	$10,474	$49,040	$35,530	$8,384	$43,914

*	Workers compensation is paid by state administrators or their designated agents.

**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

Reimbursement for Medicare beneficiaries is based upon a fee schedule published by HHS. For a more complete description of our third-party revenue sources, see “Business—Sources of Revenue” in Item 1.

Goodwill. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. We evaluate indefinite-lived tradenames in conjunction with our annual goodwill impairment test.

We operate a two segment business which is made up of various clinics within partnerships, and the other is an industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining our reporting units when performing our annual goodwill impairment test. In 2021, 2020 and 2019, there were six regions. In addition to the six regions, in 2021 and 2020, the impairment analysis included a separate analysis for the industrial injury prevention services business, as a separate reporting unit.

As part of the impairment analysis, we are first required to assess qualitatively if we can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, we are then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we consider relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. We consider both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021, 2020 and 2019 did not result in any goodwill amounts that were deemed impaired.

For our annual assessment of goodwill, we evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of December 31, 2021. As a result of the assessment, we determined that it was not more likely than not that goodwill and tradenames of the reporting units were impaired as of December 31, 2021.

Redeemable Non-Controlling Interest—The non-controlling interests that are reflected as redeemable non-controlling interest in our consolidated financial statements consist of those owners, including us, that have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). The Put Right or Call Right may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

On the date we acquire a controlling interest in a partnership and the limited partnership agreement for such partnerships contains redemption rights not under our control, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interest. Then, in each reporting period thereafter until it is purchased by us, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial value. We record any adjustment in the redemption value, net of tax, directly to retained earnings and not in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that we reflect the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statement of income. We believe the redemption value (i.e. the carrying amount) and fair value are the same.

Effective December 31, 2017, we entered into amendments to our limited partnership agreements for our acquired partnerships replacing the mandatory redemption feature. No monetary consideration was paid to the partners to amend the agreements. The amended limited partnership agreements provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements. We accounted for the amendment of the limited partnership agreements as an extinguishment of the outstanding mandatorily redeemable non-controlling interests, which were classified as liabilities, through the issuance of new redeemable non-controlling interests classified in temporary equity. Pursuant to Accounting Standards Codification (“ASC”) 470-50-40-2, we removed the outstanding liabilities at their carrying amounts, recognized the new temporary equities at their fair value, and recorded no gain or loss on extinguishment as management believes the redemption value (i.e. the carrying amount) and fair value are the same. In summary, the redemption values of the mandatorily redeemable non-controlling interest (previously classified as liabilities) were reclassified as redeemable non-controlling interest (temporary equity) at fair value on the December 31, 2017, consolidated balance sheet.

Non-Controlling Interest—We recognize non-controlling interests, in which we have no obligation but the right to purchase the non-controlling interests, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the consolidated statements of income. Operating losses are allocated to non-controlling interests even when such allocation creates a deficit balance for the non-controlling interest partner. When we purchase a non-controlling interest and the purchase differs from the book value at the time of purchase, any excess or shortfall is recognized as an adjustment to additional paid-in capital.

SELECTED OPERATING AND FINANCIAL DATA

The following table and discussion relate to continuing operations unless otherwise noted. The defined terms with their respective description used in the following discussion are listed below:

2021	Year ended December 31, 2021
2020	Year ended December 31, 2020
2021 Additions	Clinics opened or acquired during the year ended December 31, 2021
2020 Additions	Clinics opened or acquired during the year ended December 31, 2020
Clinics Additions	Clinics opened or acquired during the year ended December 31, 2021 and 2020
Mature Clinics	Clinics opened or acquired prior to January 1, 2020 and are still operating

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2021	2020
Number of clinics, at the end of period	591	554
Working Days	254	256
Average visits per day per clinic	29.1	24.6
Total patient visits	4,219,576	3,533,371
Net patient revenue per visit	$103.88	$105.66

RESULTS OF OPERATIONS

2021 COMPARED TO 2020

For 2021, the net income attributable to our shareholders was $40.8 million compared to $35.2 million for 2020 and $40.0 million for the year ended December 31, 2019 (“2019”). Inclusive of the charge or credit for revaluation of non-controlling interest, net of taxes, used to compute earnings per diluted share in accordance with GAAP, the amount was $31.1 million, or $2.41 per diluted share, for 2021 as compared to $31.8 million, or $2.48 per diluted share, for 2020, and $31.3 million, or $2.45 per diluted share, for 2019.  For both 2021 and 2020, in accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but rather charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. See table below (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$40,831	$35,194
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	(13,011)	(4,632)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	3,324	1,216
	$31,144	$31,778

Earnings per share (basic and diluted)	$2.41	$2.48

For 2021, our Operating Results, inclusive of Relief Funds, were $43.8 million, or $3.39 per diluted share, an increase of 13.8%, as compared to $38.4 million, or $2.99 per diluted share, for 2020.  For 2021, our Operating Results, excluding Relief Funds (as defined below), were $40.9 million, or $3.17 per diluted share, an increase of 33.5%, as compared to $30.6 million, or $2.39 per diluted share, for 2020.  Operating Results, a non-Generally Accepted Accounting Principles (“non-GAAP”) measure, equals net income attributable to diluted shareholders per the consolidated statements of income less gain on sale of partnership interests and clinics plus charges incurred for clinic closure costs and expenses related to executive officer transitions and settlement of a legal matter, all net of taxes. Operating Results per diluted share also excludes the impact of the revaluation of redeemable non-controlling interest and the associated tax impact. See table below for a detailed computation (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$40,831	$35,194
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(13,011)	(4,632)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	3,324	1,216
	$31,144	$31,778

Earnings per share (basic and diluted)	$2.41	$2.48

Adjustments:
Closure costs	30	3,931
Expenses related to executive officers transition	1,301	1,331
Gain on sale of partnership interest and clinics	-	(1,091)
Relief Funds	(4,597)	(13,500)
Settlement of a liability	2,635	-
Allocation to non-controlling interest	676	3,116
Revaluation of redeemable non-controlling interest	13,011	4,632
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	(3,336)	415
Operating Results (excluding Relief Funds) (a non-GAAP measure)	$40,864	$30,612

Relief Funds	$4,597	$13,500
Allocation to non-controlling interest	(715)	(2,893)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	(992)	(2,784)
Operating Results (including Relief Funds) (a non-GAAP measure)	$43,754	$38,435

Basic and diluted Operating Results per share (excluding Relief Funds) (a non-GAAP measure)	$3.17	$2.39
Basic and diluted Operating Results per share (including Relief Funds) (a non-GAAP measure)	$3.39	$2.99

Shares used in computation - basic and diluted	12,898	12,835

The above table reconciles net income attributable to our shareholders calculated in accordance with GAAP to Operating Results, a non-GAAP measure defined above. We believe that Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, is one of the principal measures to evaluate and monitor financial performance period over period. We also believe that Operating Results is useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses.

Operating Results is not a measure of financial performance under GAAP and, therefore, should not be considered in isolation or as an alternative to, or substitute for, net income attributable to our shareholders presented in the consolidated financial statements.

Reported total revenue

Reported total revenue for 2021 increased $72.1 million, or 17.0% to $495.0 million as compared to $423.0 million for 2020.  See table below for a detail of reported total revenue (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Revenue related to Mature Clinics	$402,744	$358,103
Revenue related to 2021 Clinic Additions	13,802	-
Revenue related to 2020 Clinic Additions	21,283	9,664
Revenue from clinics sold or closed in 2021	455	1,242
Revenue from clinics sold or closed in 2020	46	4,331
Net patient revenue from physical therapy operations	438,330	373,340
Other revenue	2,939	2,020
Revenue from physical therapy operations	441,269	375,360
Management contract revenue	9,853	8,410
Industrial injury prevention services	43,900	39,199
Net Revenue	$495,022	$422,969

Net patient revenue from physical therapy operations

Net patient revenue from physical therapy operations increased $65.0 million, or 17.4%, to $438.3 million for 2021 from $373.3 million in 2020. Included in net patient revenue from physical therapy operations are revenues related to clinics sold or closed of $0.5 million for 2021 and $5.5 million for 2020.  During 2021, the Company sold its interest in two clinics and closed three clinics. During 2020, the Company sold its interest in 14 clinics and closed 34 clinics. For comparison purposes, excluding revenue from the clinics sold or closed, net patient revenue from physical therapy operations was approximately $437.8 million for 2021 and $367.8 million for 2020, an increase of 19.1%. Revenue related to Mature Clinics increased $44.6 million, or 12.5%, for 2021 compared to 2020.

The average net patient revenue per visit was $103.88 for 2021 as compared to $105.66 for 2020, including all clinics operational during such periods. Total patient visits were 4,219,576 for 2021 and 3,533,371 for 2020, an increase of 19.4%.

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

Other revenue from physical therapy operations, management contracts and industrial injury prevention services

Other revenue was $2.9 million in 2021 and $2.0 million in 2020.  Revenues from management contracts were $9.9 million in 2021 as compared to $8.4 million in 2020. Revenue from our industrial injury prevention services business increased 12.0% to $43.9 million in 2021 compared to $39.2 million in 2020, with $2.2 million of the increase related to the acquisition of an industrial injury prevention services business on November 30, 2021.

Operating cost

Total operating cost, excluding closure costs, a non-GAAP measure, was $377.8 million in 2021, as compared to $324.6 million in 2020. Total operating cost, excluding closure costs, was 76.3% as a percentage of net revenue in 2021 and 76.7% in 2020. On a cost per visit basis, total operating cost, excluding closure costs, was $79.70 per visit in 2021 as compared to $81.74 per visit in 2020, a decrease of 2.5%.  Included in operating cost for 2021 was $30.6 million related to Clinic Additions, of which $19.6 million was associated with the 2020 Clinic Additions.  Included in operating cost for 2020 was $8.4 million related to 2020 Clinic Additions. Operating cost related to Mature Clinics increased by $31.7 million for 2021 compared to 2020.  Operating cost related to management contracts increased by $1.7 million in 2021 compared to 2020. In addition, operating cost related to the industrial injury prevention services business increased by $4.1 million for the comparable periods.  See table below for a detail of operating cost, excluding closure costs (a non-GAAP measure) (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Operating cost related to Mature Clinics	$305,148	$273,476
Operating cost related to 2021 Clinic Additions	11,080	-
Operating cost related to 2020 Clinic Additions	19,561	8,416
Operating cost related to clinics sold or closed in 2021	484	1,345
Operating cost related to clinics sold or closed in 2020	25	5,583
Closure costs	30	3,931
Physical therapy operations	336,328	292,751
Physical therapy management contracts	8,306	6,655
Industrial injury prevention services	33,206	29,113
Total operating cost	$377,840	$328,519
Less: Physical therapy operations - closure costs	(30)	(3,931)
Total operating cost excluding closure costs (a non-GAAP measure)	$377,810	$324,588

Closure costs in 2020 were $3.9 million, which includes estimates of remaining lease obligations, derecognition of goodwill and other costs related to closed and sold clinics. Each component of clinic operating costs is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs increased to $278.5 million for 2021 from $235.6 million in 2020, an increase of $42.8 million, or 18.2%. Included in salaries and related costs for 2021 was $7.3 million related to 2021 Clinic Additions. Salaries and related costs for clinics sold or closed in 2021 and 2020 were $0.3 million and $3.8 million in 2021 and 2020, respectively. Salaries and related costs for Mature Clinics increased $26.5 million in 2021 compared to 2020. Salaries and related costs for management contracts increased $1.4 million for 2021 compared to 2020. Salaries and related costs for the industrial injury prevention services business increased $2.8 million for the comparable periods. Salaries and related costs as a percentage of net revenues were 56.3% for 2021 and 55.7% for 2020. Salaries and related costs for physical therapy operations were $57.81 per visit in 2021 as compared to $58.10 per visit in 2020, a decrease of 0.5%.  See table below for a detail of salaries and related costs (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Physical therapy operations
Salaries and related costs related to Mature Clinics	$222,431	$195,962
Salaries and related costs related to 2021 Clinic Additions	7,258	-
Salaries and related costs related to 2020 Clinic Additions	13,940	5,495
Salaries and related costs related to clinics sold or closed in 2021	293	805
Salaries and related costs related to clinics sold or closed in 2020	18	3,009
Total Physical therapy operations	243,940	205,271
Physical therapy management contracts	7,316	5,921
Industrial injury prevention services	27,213	24,437
Total salaries and related costs	$278,469	$235,629

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $94.0 million for 2021 from $84.3 million for 2020, an increase of $9.7 million, or 11.5%. Included in rent, supplies, contract labor and other costs for 2021 and 2020 related to Clinic Additions was $9.0 million. Rent, supplies, contract labor and other costs for clinics related to partnership interests closed or sold in 2021 and 2020 were $0.2 million and $2.8 million in 2020, respectively. Rent, supplies, contract labor and other costs related to Mature Clinics increased $4.4 million. Rent, supplies, contract labor and other costs as a percent of net revenues was 19.0% for 2021 and 19.9% for 2020. Rent, supplies, contract labor and other costs for physical therapy operations were $20.63 per visit in 2021 as compared to $22.37 per visit in 2020, a decrease of 7.8%. See table below for a detail of rent, supplies, contract labor and other costs (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Physical therapy operations
Rent, supplies, contract labor and other costs related to Mature Clinics	$77,770	$73,348
Rent, supplies, contract labor and other costs related to 2021 Clinic Additions	3,653	-
Rent, supplies, contract labor and other costs related to 2020 Clinic Additions	5,436	2,846
Rent, supplies, contract labor and other costs related to clinics sold or closed in 2021	187	528
Rent, supplies, contract labor and other costs related to clinics sold or closed in 2020	8	2,328
Total Physical therapy operations	87,054	79,050
Physical therapy management contracts	989	734
Industrial injury prevention services	5,993	4,552
Total rent, supplies, contract labor and other costs	$94,036	$84,336

Operating Cost—Provision for Credit Losses

The provision for credit losses for net patient receivables was $5.3 million for 2021 and $4.6 million for 2020. As a percentage of net patient revenues, the provision for credit losses was 1.1% for both 2021 and 2020. The provision for credit losses at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

Our provision for credit losses as a percentage of total patient accounts receivable was 5.64% at December 31, 2021 and 4.57% at December 31, 2020.

The average accounts receivable days outstanding were 32 days at December 31, 2021 and December 31, 2020. Net patient receivables in the amounts of $4.6 million and $4.5 million were written-off in 2021 and 2020, respectively.

Gross Profit

Gross profit, excluding closure costs, a non-GAAP measure, was $117.2 million for 2021, an increase of $18.8 million, or 19.1% as compared to $98.4 million for 2020. The gross profit percentage, less closure costs, was 23.7% of total revenue for 2021, an increase of 40 basis points, as compared to 23.3% for 2020. The gross profit percentage for the Company’s physical therapy operations, excluding closure costs, was 23.8% for 2021, an increase of 70 basis points as compared to 23.1% for 2020. The gross profit percentage on management contracts revenue was 15.7% for 2021 as compared to 20.9% for 2020. The gross profit percentage for the industrial injury prevention services business was 24.4% for 2021 as compared to 25.7% for 2020. See table below for details on gross profit, excluding closure costs (a non-GAAP measure) (in thousands) and a reconciliation against Gross Profit (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020

Physical therapy operations	$104,971	$86,540
Management contracts	1,547	1,755
Industrial injury prevention services	10,694	10,086
Physical therapy operations - closure costs	(30)	(3,931)
Gross profit	$117,182	$94,450
Physical therapy operations - closure costs	30	3,931
Gross profit, excluding closure costs (a non-GAAP measure)	$117,212	$98,381

Corporate Office Costs

Corporate office costs were $46.5 million for 2021 compared to $42.0 million for 2020. Corporate office costs were 9.4% of total revenue for 2021 as compared to 9.9% for 2020. For 2020, corporate offices costs included temporary salary reductions and furloughs related to the pandemic. Also, in both 2021 and 2020, corporate office costs included $1.3 million in equity compensation expense related to the accelerated vesting of restricted stock previously granted to two executive officers upon their retirement in July 2021 and November 2020. Excluding the equity compensation related to the accelerated vesting of restricted stock, corporate office costs was 9.1% of total revenue for 2021 and 9.6% for 2020.

Operating Income

Operating income for 2021 was $70.6 million, an increase of $18.2 million, or 34.8%, as compared to $52.4 million for 2020. Operating income as a percentage of total revenue increased 190 basis points from 12.4% for 2020 to 14.3% for 2021.

Other Income—Relief Funds

Relief Funds recognized in other income were $4.6 million for 2021 and $13.5 million for 2020.  See discussion related to Relief Funds for more information.

Other Income - Resolution of a Payor Matter and Other Expense – Settlement of a Legal Matter

Other income for the 2021 Year includes $1.2 million of income related to the positive resolution of a payor matter and other expense includes a $2.6 million increase in a reserve related to a settlement of a legal matter.  In January 2022, the Company paid $2.75 million related to this matter.

Interest Expense—Debt and Other

Interest expense—debt and other was $0.9 million for 2021 and $1.6 million for 2020. At December 31, 2021, $114.0 million was outstanding under our Amended Credit Agreement (as defined below under “—Liquidity and Capital Resources”). See “—Liquidity and Capital Resources” below for a discussion of the terms of our Amended Credit Agreement.

Provision for Income Taxes

The provision for income tax was $15.3 million for 2021 and $13.0 million for 2020. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.2% for 2021 and 27.0% for 2020. See table below ($ in thousands):

	Year Ended
	December 31, 2021	December 31, 2020

Income before taxes	$73,196	$65,513

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(11,358)	(11,175)
Non-controlling interest - permanent equity	(5,735)	(6,122)
	$(17,093)	$(17,297)

Income before taxes less net income attributable to non-controlling interest	$56,103	$48,216

Provision for income taxes	$15,272	$13,022

Effective tax rate	27.2%	27.0%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $11.4 million for 2021 and $11.2 million for 2020.  Net income attributable to non-controlling interest (permanent equity) was $5.7 million for 2021 and $6.1 million for 2020.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business is generating sufficient cash flow from operating activities to allow us to meet our short-term and long-term cash requirements, other than those with respect to future significant acquisitions. At December 31, 2021, we had $28.5 million in cash and cash equivalents compared to $32.9 million at December 31, 2020. Although the start-up costs associated with opening new clinics and our planned capital expenditures are significant, we believe that our cash and cash equivalents and the availability under our Amended Credit Agreement are sufficient to fund the working capital needs of our operating subsidiaries, future clinic development and acquisitions and investments through at least December 2022. Significant acquisitions would likely require financing under our Amended Credit Agreement.

Effective December 5, 2013, we entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended in August 2015, January 2016, March 2017, November 2017, January 2021, and November 2021 (hereafter is referred to as “Amended Credit Agreement”).  In November 2021, we exercised the accordion feature in the Amended Credit Agreement to increase to limit on our facility from $125.0 million to $150.0 million, with an updated accordion feature providing for an additional capacity of $25.0 million, therefore increasing the availability up to $175.0 million.

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

On December 31, 2021, $114.0 million was outstanding on the Amended Credit Agreement resulting in $61.0 million of availability. As of the date of this report, we were in compliance with all of the covenants thereunder.

Cash provided by operations was $76.4 million and net proceeds from our Amended Credit Agreement amounted to $98.0 million. The major uses of cash for investing and financing activities included: purchase of interests in businesses ($86.8 million), purchases of redeemable non-controlling interest, temporary equity ($28.5 million), purchases of fixed assets ($8.2 million), proceeds on sale of partnership interest ($0.3 million), distributions to non-controlling interests ($16.9 million), payments of cash dividends to our shareholders ($18.8 million), and payments on notes payable ($4.9 million).

On December 31, 2021, we acquired a 75% interest in a three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on December 31, 2023.

On November 30, 2021, we acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The initial purchase price for the 70% equity interest, not inclusive of the $2.0 million contingent payment in conjunction with the acquisition if specified future operational objectives are met, was approximately $63.2 million, of which $62.2 million was paid in cash, and $1.0 million is in the form of a note payable. The note accrues interest at 3.25% and the principal and interest is payable on November 30, 2023. The business generates approximately $27.0 million in annual revenue at a margin of approximately 20%. As part of the transaction, we also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.  The current owners have the right to put this transaction to us in approximately five years, with such right having a $3.5 million fair value at December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities.  The value of this right will be adjusted in future periods, as appropriate, with any change in fair value reflected in the Company’s consolidated statement of income.

On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. We acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to our industrial injury prevention services subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023.

On June 30, 2021, we acquired a 65% interest in an eight-clinic physical therapy practice with the previous owners retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, we have an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. We recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, we acquired a 70% interest in a five-clinic physical therapy practice with the previous owners retaining 30%.  When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

On November 30, 2020, we acquired a 75% interest in a three-clinic physical therapy practice with the previous owners retaining 25%. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest was paid in November 2021 with the second installment to be paid in November 2022. The note accrues interest at 3.25% per annum.

On September 30, 2020, we acquired a 70% interest in an entity which holds six management contracts that have been in place for a number of years and had five years remaining on their term as of the acquisition date. The previous owners retained the remaining 30%. The purchase price for the 70% interest was approximately $4.2 million, with $3.7 million payable in cash and $0.5 million in notes payable. One of the notes payable of $0.2 million was paid in September 2021 and the note of $0.3 million was paid in November 2020.

On February 27, 2020, we acquired interests in a four-clinic physical therapy practice. The four clinics are operated in four separate partnerships. The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a seller note. The note accrues interest at 4.75% per annum and the principal and interest was paid in February 2022.

On September 30, 2019, we acquired a 67% interest in an eleven-clinic physical therapy practice with the previous owners retaining 33%. The purchase price for the 67% interest was $12.4 million, of which $12.1 million was paid in cash and $0.3 million in the form of a seller note that is payable in two principal installments totaling $150,000 each. The first principal payment plus accrued interest was paid in September 2020 and the second installment was paid in September 2021. The note accrues interest at 5.0% per annum.

On April 11, 2019, we acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network of 45 states including onsite at eleven client locations. The business was then combined with Briotix Health, the Company’s industrial injury prevention services operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $0.5 million will be paid to certain shareholders), and a $4.0 million seller note. The note was paid in April 2021.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2021 are summarized as follows (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Credit Agreement	$114,000	$-	$-	$-	$114,000	$-	$-
Notes Payable	4,417	830	3,587	-	-	-	-
Interest Payable	292	74	218	-	-	-	-
Employee Agreements	61,278	52,837	8,321	120	-	-	-
Operating Leases	136,992	41,270	33,637	25,527	17,111	10,575	8,872
	$316,979	$95,011	$45,763	$25,647	$131,111	$10,575	$8,872

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in businesses. At December 31, 2021, our remaining outstanding balance on these notes aggregated $4.4 million.

The notes payable for the acquisition of businesses of $4.4 million are payable in 2022 and 2023. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 4.75% per annum.

The limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2021 was $154.4 million.

As of December 31, 2021, we have accrued $6.6 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2022.

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

There is no expiration date for the share repurchase program. As of December 31, 2021, there are currently an additional estimated 156,986 shares (based on the closing price of $95.55 on December 31, 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the years ended December 31, 2021 and 2020.

We have an investment in a joint venture that is accounted for using the equity method of accounting.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

•
the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19 and its variants, for which the total financial magnitude cannot be currently estimated;

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

•
the impact of COVID-19 related vaccination and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations:

•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

•
maintaining clients for which we perform management and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not maintain any derivative instruments such as interest rate swap arrangements, hedging contracts, futures contracts or the like. Our only indebtedness as of December 31, 2021 was the outstanding balance of seller notes from our acquisitions of $4.4 million and an outstanding balance on our Amended Credit Agreement of $114.0 million. The outstanding balance under our Amended Credit Agreement is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $1.1 million of interest expense. See Note 9 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

•
We compared cash collections to recorded net revenue over a twelve month period ending December 31, 2021 and again for the twelve month period ending in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the acquisition made in November 2021 (“Acquired Entity”), whose financial statements reflect total assets and revenues constituting 13.3% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.  As indicated in Management’s Report on Internal Control over Financial Reporting, the Acquired Entity was acquired on November 30, 2021.  Management’s assertion of the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Acquired Entity.

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

/s/ GRANT THORNTON LLP

Houston, Texas
March 1, 2022

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS	(audited)	(audited)
Current assets:
Cash and cash equivalents	$28,567	$32,918
Patient accounts receivable, less allowance for credit losses of $2,768 and $2,008, respectively	46,272	41,906
Accounts receivable - other	16,144	9,039
Other current assets	4,183	3,773
Total current assets	95,166	87,636
Fixed assets:
Furniture and equipment	58,743	55,426
Leasehold improvements	39,194	35,320
Fixed assets, gross	97,937	90,746
Less accumulated depreciation and amortization	74,958	69,081
Fixed assets, net	22,979	21,665
Operating lease right-of-use assets	96,427	81,595
Investment in unconsolidated affiliate	12,215	-
Goodwill	434,679	345,646
Other identifiable intangible assets, net	86,382	56,280
Other assets	1,578	1,539
Total assets	$749,426	$594,361
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,268	$1,335
Accounts payable - due to seller of acquired business	3,203	-
Accrued expenses	45,705	59,746
Current portion of operating lease liabilities	30,475	27,512
Current portion of notes payable	830	4,899
Total current liabilities	83,481	93,492
Notes payable, net of current portion	3,587	596
Revolving line of credit	114,000	16,000
Deferred taxes	14,385	7,779
Operating lease liabilities, net of current portion	74,185	61,985
Other long-term liabilities	7,345	4,539
Total liabilities	296,983	184,391

Redeemable non-controlling interest - temporary equity	155,262	132,340

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,126,160 and 15,066,282 shares issued, respectively	151	151
Additional paid-in capital	102,688	95,622
Retained earnings	224,395	212,015
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	295,606	276,160
Non-controlling interest - permanent equity	1,575	1,470
Total USPH shareholders' equity and non-controlling interest - permanent equity	297,181	277,630
Total liabilities, redeemable non-controlling interest, USPH shareholders' equity and non-controlling interest - permanent equity	$749,426	$594,361

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Net patient revenue	$438,330	$373,340	$433,345
Other revenue	56,692	49,629	48,624
Net revenue	495,022	422,969	481,969
Operating cost:
Salaries and related costs	278,469	235,629	274,233
Rent, supplies, contract labor and other	94,036	84,336	90,379
Provision for credit losses	5,305	4,623	4,858
Closure costs - lease and other	30	2,072	25
Closure costs - derecognition of goodwill	-	1,859	-
Total operating cost	377,840	328,519	369,495

Gross profit	117,182	94,450	112,474

Corporate office costs	46,533	42,037	45,049
Operating income	70,649	52,413	67,425

Other income and expense
Relief Funds	4,597	13,501	-
Gain on sale of partnership interest and clinics	-	1,091	5,514
Settlement of a legal matter	(2,635)	-	-
Resolution of a payor matter	1,216	-	-
Equity in earnings of unconsolidated affiliate	112	-	-
Interest and other income, net	199	142	46
Interest expense - debt and other	(942)	(1,634)	(2,079)
Total other income and expense	2,547	13,100	3,481
Income and equity in earnings of unconsolidated affiliates before taxes	73,196	65,513	70,906
Provision for income taxes	15,272	13,022	13,647

Net income	57,924	52,491	57,259

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(11,358)	(11,175)	(10,659)
Non-controlling interest - permanent equity	(5,735)	(6,122)	(6,561)
	(17,093)	(17,297)	(17,220)

Net income attributable to USPH shareholders	$40,831	$35,194	$40,039

Basic and diluted earnings per share attributable to USPH shareholders	$2.41	$2.48	$2.45

Shares used in computation - basic and diluted	12,898	12,835	12,756

Dividends declared per common share	$1.46	$0.32	$1.14

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount
Balance January 1, 2019	14,899	$149	$80,028	$167,396	(2,215)	$(31,628)	$215,945	$930	$216,875

Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(8,771)	-	-	(8,771)	-	(8,771)
Compensation expense - equity-based awards	-	-	6,985	-	-	-	6,985	-	6,985
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	636	-	-	-	636	-	636
Purchase of partnership interests - non-controlling interest	-	-	(266)	-	-	-	(266)	(26)	(292)
Sale of non-controlling interest, net of purchases and tax	-	-	-	196	-	-	196	-	196
Dividends paid to USPT shareholders	-	-	-	(14,555)	-	-	(14,555)	-	(14,555)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(6,014)	(6,014)
Other	-	-	-	47	-	-	47	(7)	40
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	6,561	6,561
Net income attributable to USPH shareholders	-	-	-	40,039	-	-	40,039	-	40,039
Balance December 31, 2019	14,989	$150	$87,383	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount

Issuance of restricted stock, net of cancellations	77	$1	$-	$-	-	$-	$1	$-	$1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(3,415)	-	-	(3,415)	-	(3,415)
Compensation expense - equity-based awards	-	-	7,917	-	-	-	7,917	-	7,917
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	486	-	486
Purchase of partnership interests - non-controlling interest	-	-	-	-	-	-	-	(168)	(168)
Sale of non-controlling interest, net of purchases and tax	-	-	(164)	-	-	-	(164)	-	(164)
Dividends paid to USPT shareholders	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(5,928)	(5,928)
Other	-	-	-	(6)	-	-	(6)	-	(6)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	6,122	6,122
Net income attributable to USPH shareholders	-	-	-	35,194	-	-	35,194	-	35,194
Balance December 31, 2020	15,066	$151	$95,622	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630

	U.S. Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
	Shares	Amount			Shares	Amount
Issuance of restricted stock, net of cancellations	60	$-	$-	$-	-	$-	$-	$-	$-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(9,686)	-	-	(9,686)	-	(9,686)
Compensation expense - equity-based awards	-	-	7,867	-	-	-	7,867	-	7,867
Purchase of partnership interests - non-controlling interest	-	-	(918)	-	-	-	(918)	(60)	(978)
Sale of non-controlling interest, net of purchases and tax	-	-	96	-	-	-	96	2	98
Dividends paid to USPT shareholders	-	-	-	(18,765)	-	-	(18,765)	-	(18,765)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(5,572)	(5,572)
Short swing profit settlement	-	-	20	-	-	-	20	-	20
Other	-	-	1	-	-	-	1	-	1
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	5,735	5,735
Net income attributable to USPH shareholders	-	-	-	40,831	-	-	40,831	-	40,831
Balance December 31, 2021	15,126	$151	$102,688	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net income including non-controlling interest and earnings from unconsolidated affiliates, net	$57,924	$52,491	$57,259
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	11,591	10,533	10,095
Provision for credit losses	5,305	4,623	4,858
Equity-based awards compensation expense	7,867	7,917	6,985
Deferred income taxes	5,688	(258)	4,651
Gain on sale of partnership interest	-	(1,091)	(5,514)
Derecognition (write-off) of goodwill - closed clinics	-	1,859	-
Earnings in unconsolidated affiliate	(112)	-	-
Other	(134)	281	96
Changes in operating assets and liabilities:
(Increase) decrease in patient accounts receivable	(9,417)	899	(6,376)
(Increase) decrease in accounts receivable - other	(1,538)	1,661	(2,499)
(Increase) decrease in other assets	(633)	4,161	(1,878)
Increase (decrease) in accounts payable and accrued expenses	4,657	12,427	(4,209)
Increase (decrease) in other long-term liabilities	(4,792)	4,492	(1,020)
Net cash provided by operating activities	76,406	99,995	62,448

INVESTING ACTIVITIES
Purchase of fixed assets	(8,201)	(7,639)	(10,189)
Purchase of majority interest in businesses, net of cash acquired	(86,823)	(23,907)	(30,597)
Purchase of redeemable non-controlling interest, temporary equity	(28,465)	(20,385)	(8,651)
Purchase of non-controlling interest, permanent equity	(1,274)	(238)	(428)
Proceeds on sale of redeemable non-controlling interest, temporary equity	69	127	207
Proceeds on sales of partnership interest, clinics and fixed assets	275	839	11,665
Distributions from unconsolidated affiliate	152	-	-
Sales of non-controlling interest-permanent	131	-	-
Net cash used in investing activities	(124,136)	(51,203)	(37,993)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(16,931)	(18,331)	(16,235)
Cash dividends paid to shareholders	(18,765)	(4,110)	(14,555)
Proceeds from revolving line of credit	316,000	214,000	145,000
Payments on revolving line of credit	(218,000)	(244,000)	(137,000)
Principal payments on notes payable	(4,899)	(1,037)	(1,433)
(Payment) receipt of Medicare Accelerated and Advance Funds	(14,054)	14,054	-
Other	28	2	(52)
Net cash provided by (used in) financing activities	43,379	(39,422)	(24,275)

Net (decrease) increase in cash and cash equivalents	(4,351)	9,370	180
Cash and cash equivalents - beginning of period	32,918	23,548	23,368
Cash and cash equivalents - end of period	$28,567	$32,918	$23,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$12,214	$7,677	$9,856
Interest	$1,352	$1,202	$1,890
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$3,050	$1,121	$4,300
Purchase of business - payable to common shareholders of acquired business	$-	$-	$502
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$1,759	$136	$283
Notes payable due to purchase of non-controlling interest, permanent equity	$-	$699	$103
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$914	$-	$2,870
Note receivables related to sale of partnership interest	$-	$994	$-

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

1. Organization, Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments. The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment. The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the industrial injury prevention services segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation. See Note 12 - Segment Information.

During the last three years we completed the acquisitions of seven multi-clinic practices and three industrial injury prevention businesses as detailed below.

Acquisition	Date	% Interest Acquired	Number of Clinics
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4
September 2019 Acquisition	September 30, 2019	67%	11
April 2019 Acquisition	April 11, 2019	100%	*

*	Industrial injury prevention business
**	The business includes six management and services contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

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

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources, by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue on as employees to manage the clinic operations, retain a non-controlling ownership interest in the clinics and receive a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location.

Besides the multi-clinic acquisitions referenced in the table above, during 2021and 2020, we purchased the assets and business of five and  three physical therapy clinics, respectively, in separate transactions.

During the year ended December 31, 2021, the Company sold two clinics. The aggregate sales price was $0.1 million. During the year ended December 31, 2020, we sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable due in two equal installments of principal and any accrued interest. The first payment was received in June 2021 and the next payment is due on June 15, 2022.

Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets and income statements as non-controlling interest—permanent equity. For acquired Clinic Partnerships with redeemable non-controlling interests, the earnings attributable to the redeemable non-controlling interests are recorded within the consolidated balance sheets and income statements as redeemable non-controlling interest—temporary equity.

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

The Company has put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep employees and patients safe. In line with recommendations to reduce large gatherings and increase social distancing, the Company has continued to allow a large number of office-based employees to work remotely. The Company is continuing to monitor the situation and will adjust work environments accordingly.

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

Medicare Accelerated and Advance Payment Program (“MAAPP Funds”)

In response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act allowed for qualified healthcare providers to receive advanced payments under the MAAPP Funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded the $14.1 million in advance payments received as a liability. During the first quarter of 2021, the Company repaid the MAAPP Funds of $14.1 million rather than applying them to future services performed.

Relief Funds

On March 27, 2020, the CARES Act was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19.

For the years ended December 31, 2021 and December 31, 2020, the Company’s consolidated subsidiaries recorded income of approximately $4.6 million and $13.5 million, respectively, from payments under the CARES Act (“Relief Funds”). Under the Company’s accounting policy, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

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

Investment in unconsolidated affiliate

Investments in unconsolidated joint ventures in which the Company has less than a controlling interest, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite lived tradenames in conjunction with its annual goodwill impairment test.

The Company operates a two segment business which is made up of various clinics within partnerships, and an industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2021, 2020 and 2019, there were six regions. In addition to the six regions, the impairment analysis included a separate analysis for the industrial injury prevention services business, as a separate reporting unit.

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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021, 2020 and 2019 did not result in any goodwill amounts that were deemed impaired.

As part of the annual assessment, the Company evaluated whether events or circumstances indicated that it was more likely than not that the fair value of the reporting units were reduced below their carrying value as of December 31, 2021. As a result of the assessment, the Company determined that it was not more likely than not that goodwill and tradenames of the reporting units were impaired as of December 31, 2021.

The Company will continue to monitor for any triggering events or other indicators of impairment.

Redeemable Non-Controlling Interest

The non-controlling interest that is reflected as redeemable non-controlling interest in the consolidated financial statements consists of those in which the owners and the Company have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that the Company purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements. The redemption rights can be triggered by the owner or the Company at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The redemption rights are not automatic or mandatory (even upon death) and require either the owner or the Company to exercise its rights when the conditions triggering the redemption rights have been satisfied.

On the date the Company acquires a controlling interest in a partnership, and the limited partnership agreement for such partnership contains redemption rights not under the control of the Company, the fair value of the non-controlling interest is recorded in the consolidated balance sheet under the caption—Redeemable non-controlling interests. Then, in each reporting period thereafter until it is purchased by the Company, the redeemable non-controlling interest is adjusted to the greater of its then current redemption value or initial carrying value, based on the predetermined formula defined in the respective limited partnership agreement. As a result, the value of the non-controlling interest is not adjusted below its initial carrying value. The Company records any adjustment in the redemption value, net of tax, directly to retained earnings and are not reflected in the consolidated statements of income. Although the adjustments are not reflected in the consolidated statements of income, current accounting rules require that the Company reflects the adjustments, net of tax, in the earnings per share calculation. The amount of net income attributable to redeemable non-controlling interest owners is included in consolidated net income on the face of the consolidated statements of net income. Management believes the redemption value (i.e. the carrying amount) and fair value are the same.

Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of net income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, workers' compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance.

The following table details the revenue related to the various categories (in thousands).

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net patient revenue	$438,330	$373,340	$433,345
Other patient revenue	2,939	2,020	2,486
Physical therapy operations	$441,269	$375,360	$435,831
Physical therapy management contracts	9,853	8,410	8,676
Industrial injury prevention services	43,900	39,199	37,462
	$495,022	$422,969	$481,969

Patient revenue

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates.

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

In the 2022 MPFS Final Rule published on November 2, 2021, there was to be an approximately 3.75% reduction to Medicare payments for physical/occupational therapy services. This was due to the expiration of the additional funding to the conversion factor provided by Congress in 2021 under the Consolidated Appropriations Act, 2021. However, this reduction was addressed in the Protecting Medicare and American Farmers from Sequester Cuts Act (“2021 Act”) signed into law on December 10, 2021. Based on various provisions in the 2021 Act, the Company now estimates that the Medicare rate reduction for the full year of 2022 will be approximately 0.75%. The 2021 Act did not address the 15% reduction in Medicare payments for services performed by a physical or occupational therapist assistant, which began on January 1, 2022.

In addition, the Consolidated Appropriations Act, 2021 includes reductions in Medicare payment rates of approximately 3% in each of calendar years 2023 and 2024, unless regulatory or Congressional action results in modifications to such rates as has occurred in 2021 and 2022.

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018, enacted on February 9, 2018, extends the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020, through December 31, 2020. The Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction until March 31, 2021. On April 14, 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021. The 2021 Act, which was signed into law on December 10, 2021, included a three-month extension of the 2% sequester relief applied to all Medicare payments through March 31, 2022, followed by three months of 1% sequester relief through June 30, 2022. Sequester relief is scheduled to then end on June 30, 2022.

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

Under the Middle-Class Tax Relief and Job Creation Act of 2012 (“MCTRA”), since October 1, 2012, patients who met or exceeded $3,700 in therapy expenditures during a calendar year have been subject to a manual medical review to determine whether applicable payment criteria are satisfied. The $3,700 threshold is applied to Physical Therapy and Speech Language Pathology Services; a separate $3,700 threshold is applied to the Occupational Therapy. The MACRA directed CMS to modify the manual medical review process such that those reviews will no longer apply to all claims exceeding the $3,700 threshold and instead will be determined on a targeted basis based on a variety of factors that CMS considers appropriate. The Bipartisan Budget Act of 2018 extends the targeted medical review indefinitely but reduces the threshold to $3,000 through December 31, 2027. For 2028, the threshold amount will be increased by the percentage increase in the Medicare Economic Index (“MEI”) for 2028 and in subsequent years the threshold amount will increase based on the corresponding percentage increase in the MEI for such subsequent year.

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

Medicare claims for outpatient therapy services furnished by therapist assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapist assistant. Outpatient therapy services furnished on or after January 1, 2022, in whole or part by a therapist assistant will be paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. We believe that we are in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on our financial statements as of December 31, 2021. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the years ended December 31, 2021, and 2020, respectively, net patient revenue from Medicare was approximately $134.4 million and $101.6 million, respectively.

Management Contract Revenue

Management contract revenue, which is included in other revenue, is derived from contractual arrangements whereby the Company manages a clinic for third party owners. The Company does not have any ownership interest in these clinics. Typically, revenue is determined based on the number of visits conducted at the clinic and recognized at a point in time when services are performed. Costs, typically salaries for the Company’s employees, are recorded when incurred.

Industrial Injury Prevention Services Revenue

Revenue from the industrial injury prevention services business, which is also included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing and performance optimization. Revenue from the Company’s industrial injury prevention services business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Other Revenue

Additionally, other revenue includes services the Company provides on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time, when the services are performed.

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1% to 1.5% of gross billings included in accounts receivable at December 31, 2021.

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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the year ended December 31, 2021.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the twelve months ended December 31, 2021, 2020 and 2019. The Company will book any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Values of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement approximates the fair value. The interest rate on the Amended Credit Agreement is tied to the London Interbank Offered Rate (“LIBOR”). Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

The Redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 acquisition are both marked to fair value on a recurring basis using level 3 inputs.  The redemption value of Redeemable non-controlling interests approximates the fair value.  The put right associated with the potential future purchase of the separate company in the November 2021 acquisition is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 8.96%. See Note 5 for the changes in the fair value of Redeemable non-controlling interest.  There were no changes in the fair value of put right associated with the potential future purchase of the separate company in the November 2021 acquisition for the year ended December 31, 2021.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2021.

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

Recently Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption was permitted. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

This pronouncement was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021.The Board specified that an entity should adopt the guidance at the beginning of its annual fiscal year. The Company adopted this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted. The Company has determined that the adoption of ASU 2020-06 will not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. Borrowings under the Amended Credit Agreement (as defined in Note 9) bear interest based on LIBOR or an alternate base rate. Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

3. Acquisitions of Businesses

During 2021, 2020 and 2019, the Company acquired a majority interest in the following businesses:

Acquisition	Date	% Interest Acquired		Number of Clinics
December 2021 Acquisition	December 31, 2021	75%		3
November 2021 Acquisition	November 30, 2021	70%		IIPS*
September 2021 Acquisition	September 30, 2021	100%		IIPS*
June 2021 Acquisition	June 30, 2021	65%		8
March 2021 Acquisition	March 31, 2021	70%		6
November 2020 Acquisition	November 30, 2020	75%		3
September 2020 Acquisition	September 30, 2020	70%		**
February 2020 Acquisition	February 27, 2020	65%	***	4
September 2019 Acquisition	September 30, 2019	67%		11
April 2019 Acquisition	April 11, 2019	100%		*

*	Industrial injury prevention business
**	The business includes six management and services contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

On December 31, 2021, the Company acquired a 75% in three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on December 31, 2023.

On November 30, 2021, the Company acquired an approximate 70% interest in a leading provider of industrial injury prevention services. In each case, the previous owners retained the remaining interest. The purchase price for the approximate 70% equity interest, not inclusive of a $2.0 million contingent payment, was approximately $63.2 million of which $60.7 million was paid in cash and $1.0 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on November 30, 2023. As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having a $3.5 million value at December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess more than 50% of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to the aforementioned reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model.

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The Company acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to Briotix Health. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy with the previous owners retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the previous owners retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on March 31, 2023.

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):

	IIPS*	Physical Therapy Operations	Total
Cash paid, net of cash acquired	$63,193	$23,630	$86,823
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	1,000	1,000
Seller put right	3,522		3,522
Total consideration	$70,485	$26,267	$96,752

Estimated fair value of net tangible assets acquired:
Total current assets	$5,589	$1,046	$6,635
Total non-current assets	12,620	6,462	19,082
Total liabilities	(4,842)	(6,832)	(11,674)
Net tangible assets acquired	$13,367	$676	$14,043
Customer and referral relationships	21,126	3,729	24,855
Non-compete agreements	500	574	1,074
Tradenames	5,141	1,755	6,896
Goodwill	58,257	31,489	89,746
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,267	$96,752

*Industrial injury prevention services

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice with the previous owners retaining 25%. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest was paid in November 2021 with the second installment to be paid in November 2022 totaling $162,500. The note accrues interest at 3.25% per annum.

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

On February 27, 2020, the Company acquired interests in a four-clinic physical therapy practice. The four clinics are in four separate partnerships. The Company’s interests in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction. The aggregate purchase price was $11.9 million, of which $11.6 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 4.75% per annum and the principal and interest was paid on February 2022.

The purchase price for the 2020 physical therapy operations acquisitions has been allocated as follows (in thousands):

Cash paid, net of cash acquired	$23,912
Seller note	1,121
Total consideration	$25,033

Estimated fair value of net tangible assets acquired:
Total current assets	$1,049
Total non-current assets	196
Total liabilities	(562)
Net tangible assets acquired	$683
Referral relationships	5,520
Non-compete	500
Tradename	1,890
Goodwill	27,738
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(11,298)
$25,033

On September 30, 2019, the Company acquired a 67% interest in an eleven-clinic physical therapy practice. The purchase price for the 67% interest was $12.4 million ($12.6 million less cash acquired of $0.2 million), of which $12.3 million was paid in cash and $0.3 million in a seller note payable in two principal installments totaling $150,000 each, plus accrued interest. A payment of $150,000 plus accrued interest was paid in September 2020 and a second payment of $150,000 was paid in September 2021. The note accrues interest at 5.0% per annum.

On April 11, 2019, the Company acquired a company that is a provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network of 45 states including onsite at eleven client locations. The acquired business was then combined with Briotix Health, the Company’s industrial injury prevention services operation, increasing the Company’s ownership position in the Briotix Health partnership to approximately 76.0%. The purchase price for the acquired company was $22.9 million ($23.6 million less cash acquired of $0.7 million), which consisted of $18.9 million in cash, (of which $0.5 million will be paid to certain shareholders), and a $4.0 million seller note. The note accrues interest at 5.5% and the principal and accrued interest was paid on April 9, 2021.

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition. The Company intends to continue to pursue additional acquisition opportunities, develop new clinics and open satellite clinics.

The purchase price for the 2019 acquisitions was allocated as follows (in thousands):

	IIPS*	Physical Therapy Operations	Total
Cash paid, net of cash acquired ($890)	$18,428	$12,170	$30,598
Payable to shareholders of seller	485	-	485
Seller note	4,000	300	4,300
Total consideration	$22,913	$12,470	$35,383

Estimated fair value of net tangible assets acquired:
Total current assets	$1,641	$650	$2,291
Total non-current assets	848	394	1,242
Total liabilities	(2,978)	(191)	(3,169)
Net tangible assets acquired	$(489)	$853	$364
Referral relationships	3,400	2,600	6,000
Non-compete	250	270	520
Tradename	1,300	740	2,040
Goodwill	18,452	14,237	32,689
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	-	(6,230)	(6,230)
	$22,913	$12,470	$35,383

* Industrial injury prevention services

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2020 and 2019 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For some of the acquisitions in 2021, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2021 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

For the acquisitions in 2021, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 13.8 years. For non-compete agreements, the weighted-average amortization period is 5.6 years. The values assigned to tradenames are tested annually for impairment.

For the acquisitions in 2020 and 2019, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the weighted average amortization period was 10.54 and 10.10 years at December 31, 2020 and December 31, 2019, respectively. For non-compete agreements, the weighted average amortization period was 6.00 years and 5.16 years at December 31, 2020 and December 31, 2019, respectively. Generally, the values assigned to tradenames are tested annually for impairment.

For the 2021, 2020 and 2019 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2021, 2020 and 2019, have not been included as the results are immaterial individually and in the aggregate.

4. Acquisitions and Sale of Non-Controlling Interests

During 2021, the Company acquired additional interests in five partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 5% to 35%. The aggregated purchase price for these acquired interests was $1.3 million. The Company also sold an interest in a partnership for $0.1 million.

During 2020, the Company acquired additional interests in five partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 20% to 35%. The aggregated purchase price for these acquired interests was $0.3 million. The Company also sold an interest in a partnership for $0.1 million. Also during 2020, the Company sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest. The first payment was received in June 2021 and the next payment is due on June 15, 2022.

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

5. Redeemable Non-Controlling Interest

Therapy Practice Acquisitions

Since October 2017, when the Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic Therapy Practice (referred to as “Therapy Practice”), these Therapy Practice transactions occur in a series of steps which are described below.

1.
Prior to the Acquisition, the Therapy Practice exists as a separate legal entity (the “Seller Entity”). The Seller Entity is owned by one or more individuals (the “Selling Shareholders”) most of whom are physical therapists that work in the Acquired Therapy Practice and provide physical therapy services to patients.

2.
In conjunction with the Acquisition, the Seller Entity contributes the Acquired Therapy Practice into a newly-formed limited partnership (“NewCo”), in exchange for one hundred percent (100%) of the limited and general partnership interests in NewCo. Therefore, in this step, NewCo becomes a wholly-owned subsidiary of the Seller Entity.

3.
The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and in all cases 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a small two-year note in lieu of an escrow (the “Purchase Price”). The Purchase Agreement usually does not contain any future earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

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

8.
The Company and the Selling Shareholder (including both Employed Selling Shareholders and Selling Shareholders not employed by NewCo) execute a non-compete agreement (the “Non-Compete Agreement”) which restricts the Selling Shareholder from engaging in competing Therapy Practice activities for a specified period of time (the “Non-Compete Term”). A Non-Compete Agreement is executed with the Selling Shareholders in all cases. That is, even if the Selling Shareholder does not become an Employed Selling Shareholder, the Selling Shareholder is restricted from engaging in a competing Therapy Practice during the Non-Compete Term.

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

10.
The Non-Compete Agreement applies to a restricted region which is defined as a mileage radius from the Acquired Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing Therapy Practicees or activities outside the designated geography (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing Therapy Practice or activities outside the designated geography.

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

b.
In the event that any Selling Shareholder is not employed by NewCo as of the fifth anniversary of the Closing Date and the Company has not exercised its Call Right with respect to the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, Seller Entity thereafter has the Put Right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

c.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Seller Entity has the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right

a.
If any Selling Shareholder’s employment by NewCo is terminated prior to the fifth anniversary of the Closing Date, the Company thereafter has an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b.
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the fifth anniversary of the Closing Date, the Company has the Call Right, and upon the exercise of the Call Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

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

5.	The Put Right and the Call Right do not have an expiration date.

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

ProgressiveHealth Acquisition

On November 30, 2021, the Company acquired a majority interest in ProgressiveHealth Companies, LLC (“Progressive”), which owns a majority interest in certain subsidiaries (“Progressive Subsidiaries”) that operate in the industrial injury prevention and therapy services businesses.  The Progressive transaction was completed in a series of steps which are described below.
1.
Prior to the acquisition, the Progressive Subsidiaries were owned by a legal entity (“Progressive Parent”) controlled by its individual owners (the “Selling Shareholders”), who work in and manage the Progressive business.

2.
In conjunction with the acquisition, the Selling Shareholders caused the Progressive Parent to transfer its ownership of the Progressive Subsidiaries into a newly-formed limited liability company (“NewCo”), in exchange for one hundred percent (100%) of the membership interests in NewCo. Therefore, in this step, NewCo became wholly-owned by the Selling Shareholders.

3.
The Company entered into an agreement (the “Purchase Agreement”) to acquire from the Selling Shareholders a majority of the membership interest in NewCo. The consideration for the acquisition is primarily payable in the form of cash at closing, a relatively small portion paid in cash after the closing contingent on certain performance criteria, and a small note in lieu of an escrow (the “Purchase Price”).

4.	The Company and the Selling Shareholders also executed an operating agreement (the “Operating Agreement”) for NewCo that sets forth the rights and obligations of the members of NewCo.

5.
As noted above, the Company did not purchase 100% of the membership interests in NewCo and the Selling Shareholders retained a portion of the membership interest in NewCo (“Selling Shareholders’ Interest”).

6.
The Company and the Selling Shareholders executed a non-compete agreement (the “Non-Compete Agreement”) which restricts the Selling Shareholders from competing for a specified period of time (the “Non-Compete Term”).

7.	The Non-Compete Term commences as of the date of the Acquisition and expires on the later of:

a.	Two years after the date a Selling Shareholder no longer is involved in the management of NewCo or

b.	Seven years from the date of the acquisition.

8.	The Non-Compete Agreement applies to the entire United States.

9.	The Put Right and the Call Right do not have an expiration date.

The Operating Agreement contains provisions for the redemption of the Selling Shareholder’s Interest, either at the option of the Company (the “Call Right”) or at the option of the Selling Shareholder (the “Put Right”) as follows:

1.	Put Right

a.
Each of the Selling Shareholders has the right to sell 30% of their respective residual interests on each of the 4th and 5th anniversaries of the acquisition closing, and then 10% on each of the 6th and 7th anniversaries.

b.
In the event that any Selling Shareholder terminates his management relationship with NewCo for any reason on or after the seventh anniversary of the Closing Date, the Selling Shareholder has the Put Right, and upon the exercise of the Put Right, the Selling Shareholder’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right

a.
If any Selling Shareholder’s ceases to perform management services on behalf of NewCo, the Company thereafter shall have an irrevocable right to purchase from such Selling Shareholder his Interest, in each case at the purchase price described in “3” below.

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

5.	The Put Right and the Call Right do not have an expiration date.

Neither the Operating Agreement nor the Non-Compete Agreement contain any provision to escrow or “claw back” the equity interest in NewCo held by the Selling Shareholders, in the event of a breach of the operating agreement or non-compete terms, or the management services agreement pursuant to which the Selling Shareholders perform services on behalf of NewCo. The Company’s only recourse against the Selling Shareholder for breach of any of these agreements is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with a Selling Shareholder that would result in a forfeiture of the equity interest in NewCo held by a Selling Shareholder.

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

For the years ended December 31, 2021, 2020 and 2019, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Beginning balance	$132,340	$137,750	$133,943
Operating results allocated to redeemable non-controlling interest partners	11,358	11,175	10,659
Distributions to redeemable non-controlling interest partners	(11,359)	(12,403)	(10,221)
Changes in the fair value of redeemable non-controlling interest	13,011	4,632	11,893
Purchases of redeemable non-controlling interest	(30,204)	(20,521)	(8,934)
Acquired interest	39,862	11,297	6,230
Reduction of non-controlling interest due to sale of USPH partnership interest		-	(6,132)
Sales of redeemable non-controlling interest - temporary equity	982	1,133	3,120
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(914)	(1,006)	(2,870)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	186	283	-
Other	-	-	62
Ending balance	$155,262	$132,340	$137,750

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019

Contractual time period has lapsed but holder's employment has not terminated	$80,781	$62,390	$51,921
Contractual time period has not lapsed and holder's employment has not terminated	74,481	69,950	85,829
Holder's employment has terminated and contractual time period has expired	-	-	-
Holder's employment has terminated and contractual time period has not expired	-	-	-
	$155,262	$132,340	$137,750

6. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020

Beginning balance	$345,646	$317,676
Goodwill acquired	89,746	28,540
Goodwill derecognition (write-off) related to closed clinics	-	(1,859)
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(713)	1,289
Ending balance	$434,679	$345,646

During the year ended December 31, 2020, the Company derecognized (wrote off) goodwill in the amount of $1.9 million related to closed clinics due to COVID-19.

7. Intangible Assets, net

Intangible assets, net as of December 31, 2021, and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Tradenames	$38,790	$32,317
Customer and referral relationships, net of accumulated amortization of $17,762 and $14,522, respectively	45,643	22,119
Non-compete agreements, net of accumulated amortization of $6,450 and $5,993, respectively	1,949	1,844
	$86,382	$56,280

Tradenames, customer and referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to customer and referral relationships is being amortized over their respective estimated useful lives which range from 6 to 16 years. Non-compete agreements are amortized over the respective term of the agreements which range from 5 to 6 years.

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Customer and referral relationships	$3,240	$2,845	$2,307
Non-compete agreements	458	569	708
	$3,698	$3,414	$3,015

For one acquisition, the value assigned to tradename was being amortized over the term of the six year agreement in which the Company had acquired the right to use the specific tradename.

The remaining balances of the customer and referral relationships and non-compete agreements are expected to be amortized as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2022	$4,798	2022	$512
2023	$4,691	2023	$443
2024	$4,526	2024	$387
2025	$4,382	2025	$322
2026	$3,914	2026	$236
Thereafter	$23,332	Thereafter	$49

8. Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Salaries and related costs	$23,569	$24,646
Credit balances due to patients and payors	6,649	5,756
Group health insurance claims	1,984	2,113
Closure costs	498	1,333
Federal taxes payable	2,716	9,885
MAAPP funds payable	-	14,054
Contingent payment related to acquisition	1,000	-
Settlement of a legal matter	2,750	-
Other	6,539	1,959
Total	$45,705	$59,746

Federal taxes payable includes $4.2 million related to deferred employer payroll taxes pursuant to the CARES ACT offset by a federal income tax receivable of $1.5 million.

9. Notes Payable

Notes payable as of December 31, 2021, and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Credit Agreement average effective interest rate of 2.1% for December 31, 2021 and December 31, 2020, (inclusive of unused fee)	$114,000	$16,000
Various notes payable with $830 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 4.75% per annum	4,417	5,495
	$118,417	$21,495
Less current portion	(830)	(4,899)
Long term portion	$117,587	$16,596

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended in August 2015, January 2016, March 2017, November 2017, January 2021, and November 2021 (hereafter is referred to as “Amended Credit Agreement”). In November 2021, the Company exercised the accordion feature in the Amended Credit Agreement to increase the limit on the facility from $125.0 million to $150.0 million, with an updated accordion feature providing for additional capacity of $25.0 million, therefore increasing the availability up to $175.0 million.

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

On December 31, 2021, $114.0 million was outstanding on the Amended Credit Agreement resulting in $61.0 million of availability. As of December 31, 2021, the Company was in compliance with all of the covenants thereunder.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2021, the Company entered into notes payable in the aggregate amount of $4.4 million of which an aggregate principal payment of $0.8 million was due in 2021 and $3.6 million is due in 2022. Interest accrues in the range of 3.25% to 4.75% per annum and is payable with each principal installment. The balance of the various notes payable entered into prior to 2021 was $3.6 million which will be paid in 2022 and 2023.

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

For the years ended December 31, 2021 and 2020, the components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$32,021	$30,710
Short-term lease cost	1,160	1,454
Variable lease cost	7,057	5,752
Total lease cost*	$40,238	$37,916

*	Sublease income was immaterial

Lease costs are reflected in the consolidated statements of net income in the line item—rent, supplies, contract labor and other.

For the years ended December 31, 2021 and 2020, supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$33,192	$30,307

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$46,088	$32,710

The aggregate future lease payments for operating leases as of December 31, 2021 were as follows (in thousands):

Fiscal Year	Amount
2022	$32,945
2023	27,467
2024	20,876
2025	14,000
2026	8,492
2027 and therafter	7,055
Total lease payments	$110,835
Less: imputed interest	6,175
Total operating lease liabilities	$104,660

Average lease terms and discount rates were as follows:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term - Operating leases	4.17 Years	4.05 Years

Weighted-average discount rate - Operating leases	2.77%	3.1%

11. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Compensation	$2,817	$1,865
Allowance for credit losses	573	396
Acquired net operating losses	-	558
Lease obligations - including closed clinics	26,856	23,819
Deferred tax assets	$30,246	$26,638
Deferred tax liabilities:
Depreciation and amortization	$(19,607)	$(12,650)
Operating lease right-of-use assets	(24,637)	(21,419)
Other	(387)	(348)
Deferred tax liabilities	(44,631)	(34,417)
Net deferred tax liability	$(14,385)	$(7,779)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

During 2021, the Company recorded net deferred tax assets of $0.8 million related to the revaluation of redeemable non-controlling interests and acquisitions of non-controlling interests. In addition, during 2021, the Company recorded an adjustment to the deferred tax assets of $3.0 million as a result of a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts with its federal and state tax returns for 2020. The offset of this adjustment was a decrease to the previously reported state income tax receivable and a decrease to the federal income tax payable. As of December 31, 2021, the Company has a federal tax payable of $2.7 million and state tax receivables of $0.6 million. The federal income tax payable is included in accrued liabilities and the tax receivable is included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	December 31, 2021		December 31, 2020		December 31, 2019
U. S. tax at statutory rate	$11,782	21.0%	$10,125	21.0%	$11,274	21.0%
State income taxes, net of federal benefit	2,478	4.4%	1,956	3.9%	2,059	3.8%
Excess equity compensation deduction	(246)	-0.4%	(99)	0.0% %	(871)	-1.6%
Non-deductible expenses	1,258	2.2%	1,040	2.1%	1,185	2.2%
	$15,272	27.2%	$13,022	27.0%	$13,647	25.4%

Significant components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$7,477	$10,506	$6,523
State	2,107	2,774	2,473
Total current	9,584	13,280	8,996
Deferred:
Federal	4,866	(38)	3,730
State	822	(220)	921
Total deferred	5,688	(258)	4,651
Total income tax provision	$15,272	$13,022	$13,647

For 2021, 2020 and 2019, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The adjustments were immaterial. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2018 through 2020 and U.S. state jurisdictions are open for periods ranging from 2017 through 2020.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2021 and December 31, 2020, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2021, 2020 and 2019.

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

	Year Ended December 31,
	2021	2020	2019

Net operating revenue:
Physical therapy operations	$451,122	$383,770	$444,507
Industrial injury prevention services	43,900	39,199	37,462
Total Company	$495,022	$422,969	$481,969

Gross profit:
Physical therapy operations (excluding closure costs) (a non-GAAP measure)	$106,518	$88,295	$104,120
Industrial injury prevention services	10,694	10,086	8,379
	$117,212	$98,381	$112,499
Physical therapy operations - closure costs	30	3,931	25
Gross profit	$117,182	$94,450	$112,474

Total Assets:
Physical therapy operations	$587,801	$499,911	$518,027
Industrial injury prevention services	161,625	94,450	112,474
Total Company	$749,426	$594,361	$630,501

13. Investment in Unconsolidated Affiliate

Through one of the subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2021, is $12.2 million, of which $12.3 million related to the fair value on the date of acquisition. The $12.2 million includes earnings of $112 thousand less a distribution received of $153 thousand.

14. Equity Based Plans

The Company has the following equity-based plans with outstanding equity grants:

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

A cumulative summary of equity plans as of December 31, 2021 follows:

	Authorized	Restricted Stock Issued	Outstanding Stock Options	Stock Options Exercised	Stock Options Exercisable	Shares Available for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	-	139,791	-	7,775
Amended 2003 Plan	2,100,000	1,166,855	-	778,300	-	164,882
	2,700,000	1,583,257	-	918,091	-	172,657

During 2021, 2020 and 2019, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

Year Granted	Number of Shares	Weighted Average Fair Value Per Share
2021	60,317	$131.29
2020	86,982	$104.69
2019	91,682	$104.85

During 2021, 2020 and 2019, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

Year Cancelled	Number of Shares	Weighted Average Fair Value Per Share
2021	439	$113.80
2020	10,037	$102.52
2019	1,578	$87.88

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

There were 102,682 and 127,562 shares outstanding as of December 31, 2021 and December 31, 2020, respectively, for which restrictions had not lapsed. The restrictions will lapse in 2022 through 2025.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $7.8 million, $7.9 million, and $7.0 million, respectively, for 2021, 2020 and 2019. As of December 31, 2021, the remaining $8.9 million of compensation expense will be recognized from 2022 through 2025.

15. Preferred Stock

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

16. Common Stock

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 156,986 shares (based on the closing price of $95.55 on December 31, 2021, the last business day in 2021) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2021 or 2020.

17. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2021, 2020 and 2019. The Company matching contributions totaled $1.9 million, $1.9 million and $2.0 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

18. Commitments and Contingencies

Employment Agreements

At December 31, 2021, the Company had outstanding employment agreements with four of its executive officers. The agreements have terms that expire November 8, 2022, July 1, 2023, December 31, 2023, and February 28, 2024; however, each of these agreements provide for an automatic two-year renewal at the conclusion of the expiring term or renewal term.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $52.8 million in 2022 and $8.4 million in the aggregate from 2023 through 2024. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

Litigation

Settlement of  a Legal Matter

On August 19, 2019, we received notice of a qui tam lawsuit (“the Complaint”) filed by a relator on behalf of the United States, titled U.S. ex rel. Bonnie Elsdon, v. U.S. Physical Therapy, Inc., U.S. Physical Therapy, Ltd., Rehab Partners #2, Inc., The Hale Hand Center, Limited Partnership (the “Hale Partnership”), and Suzanne Hale.   This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act.  This lawsuit was originally filed under seal by a former employee of The Hale Hand Center, Limited Partnership (“Hale Partnership”), a majority-owned subsidiary of the Company, on May 25, 2018.  The U.S Government declined to intervene in the case and unsealed the Complaint on July 17, 2019.

The Complaint alleged that the Hale Partnership engaged in conduct to purposely “upcode” its billings for services provided to Medicare patients. The plaintiff - relator also claimed that similar false claims occurred on other days and at other Company-owned partnerships.

On October 3, 2019, we filed Motions to Dismiss based on numerous grounds on behalf of each of the named defendants. On October 29, 2019, the plaintiff-relator dismissed three of the named defendants, Rehab Partners #2, Inc., U.S. Physical Therapy, Ltd., and Suzanne Hale. The Motions to Dismiss were denied on November 30, 2020.

In January 2022, to avoid the legal fees and discovery costs in defending this matter and the uncertainty of protracted litigation, the Company entered into a settlement agreement with the plaintiff-relator. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the Complaint, and the Company admitted no liability or wrongdoing.  In connection with the settlement, the Office of the United States Attorney for the Southern District of Texas agreed to a dismissal of the claims against the Hale Partnership and the Company. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relator and her counsel. Such payments, in the aggregate, amounted to $2.75 million of which $2.6 million was recorded as an expense in 2021.

19. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$40,831	$35,194	$40,039
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	(13,011)	(4,632)	(11,893)
Tax effect at statutory rate (federal and state) of 25.55% and 26.25%, respectively	3,324	1,216	3,121
	$31,144	$31,778	$31,267

Earnings per share (basic and diluted)	$2.41	$2.48	$2.45

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,898	12,835	12,756

20. Related Party Transactions

Settlement of Short Swing Profit Claim

For the year ended December 31, 2021, the Company recorded approximately $20,000 related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in capital in the consolidated balance sheets as of December 31, 2021 and consolidated statements of stockholders’ equity, as well as in cash provided by financing activities included in Other, in the consolidated statements of cash flows, for the year ended December 31, 2021.

21. Reclassification of Prior Period Presentation

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the year of acquisition.  Accordingly, management excluded the November 2021 Acquisition from management’s assessment of the effectiveness of the Company’s internal control over financial reporting from the November 30, 2021, acquisition date, which excluded total assets and total net revenues representing approximately 13.3% and 0.4%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 39.

Changes in Internal Control over Financial Reporting

In November 2021, we completed an acquisition of a leading provider of industrial injury prevention services. As part of our ongoing integration activities, we are currently in the process of implementing internal controls and procedures at the newly acquired entity.

Except for the integration of the newly acquired entity noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as a part of this report:

1.	Financial Statements. Reference is made to the Index to Financial Statements and Related Information under Item 8 in Part II hereof, where these documents are listed.

2.
Financial Statement Schedules. See page 85 for Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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
10.11+
U.S. Physical Therapy, Inc. Discretionary Long Term Incentive Plan for Senior Management for 2015, effective March 23, 2015 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2015.]

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

10.42+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Christopher Reading [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.43+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Lawrance McAfee [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

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

10.46+
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

10.50+
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

10.52+
Employment Agreement by and between the Company and Eric Williams entered into on December 3, 2020 and commencing as of July 1, 2021 [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on December 7, 2020.]

10.53+	First Amendment to Second Amended and Restated Credit Agreement [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on February 4, 2021.]

10.54+	Second Amendment to Second Amended and Restated Credit Agreement. *

Number	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.3*	Certification of Controller pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

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

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2021:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses(1)	$2,008	$5,305	-	$4,545	(2)	$2,768
YEAR ENDED DECEMBER 31, 2020:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,698	$4,623	-	$5,313	(2)	$2,008
YEAR ENDED DECEMBER 31, 2019:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,672	$4,858	-	$4,832	(2)	$2,698

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

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

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2022
Chris J. Reading

/s/ Edward L. Kuntz	Chairman of the Board	March 1, 2022
Edward L. Kuntz

/s/ Mark J. Brookner	Director	March 1, 2022
Mark J. Brookner

/s/ Harry S. Chapman	Director	March 1, 2022
Harry S. Chapman

/s/ Bernard A. Harris	Director	March 1, 2022
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	March 1, 2022
Kathleen A. Gilmartin

/s/ Anne Motsenbocker	Director	March 1, 2022
Anne Motsenbocker

/s/ Reginald E. Swanson	Director	March 1, 2022
Reginald E. Swanson

/s/ Clayton K. Trier	Director	March 1, 2022
Clayton K. Trier