Form 10-Q
period 2022-03-31
U S PHYSICAL THERAPY INC /NV
filed 2022-05-09
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 9, 2022, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 12,991,436.

PART I—FINANCIAL INFORMATION - UNAUDITED

Index
ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$24,229	$28,567
Patient accounts receivable, less allowance for credit losses of $2,799 and $2,768, respectively	49,335	46,272
Accounts receivable - other	18,239	16,144
Other current assets	4,040	4,183
Total current assets	95,843	95,166
Fixed assets:
Furniture and equipment	60,205	58,743
Leasehold improvements	40,541	39,194
Fixed assets, gross	100,746	97,937
Less accumulated depreciation and amortization	76,601	74,958
Fixed assets, net	24,145	22,979
Operating lease right-of-use assets	94,243	96,427
Investment in unconsolidated affiliate	12,422	12,215
Goodwill	443,692	434,679
Other identifiable intangible assets, net	91,546	86,382
Other assets	1,972	1,578
Total assets	$763,863	$749,426
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,272	$3,268
Accounts payable - due to seller of acquired business	3,203	3,203
Accrued expenses	51,121	45,705
Current portion of operating lease liabilities	30,625	30,475
Current portion of notes payable	799	830
Total current liabilities	89,020	83,481
Notes payable, net of current portion	4,128	3,587
Revolving line of credit	118,000	114,000
Deferred taxes	16,067	14,385
Operating lease liabilities, net of current portion	72,162	74,185
Other long-term liabilities	4,262	7,345
Total liabilities	303,639	296,983

Redeemable non-controlling interest - temporary equity	158,008	155,262

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,206,173 and 15,126,160 shares issued, respectively	151	151
Additional paid-in capital	105,205	102,688
Retained earnings	227,243	224,395
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	300,971	295,606
Non-controlling interest - permanent equity	1,245	1,575
Total USPH shareholders’ equity and non-controlling interest - permanent equity	302,216	297,181
Total liabilities, redeemable non-controlling interest,
USPH shareholders’ equity and non-controlling interest - permanent equity	$763,863	$749,426

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net patient revenue	$109,538	$99,254
Other revenue	22,166	13,114
Net revenue	131,704	112,368
Operating cost:
Salaries and related costs	75,149	63,815
Rent, supplies, contract labor and other	28,662	21,457
Provision for credit losses	1,305	1,200
Total operating cost	105,116	86,472

Gross profit	26,588	25,896

Corporate office costs	11,556	10,874
Operating income	15,032	15,022

Other income and expense
Equity in earnings of unconsolidated affiliate	339	-
Interest and other income, net	46	54
Gain on revaluation of put-right liability	603	-
Interest expense - debt and other	(540)	(246)
Total other income and expense	448	(192)
Income before taxes	15,480	14,830

Provision for income taxes	3,498	2,944

Net income	11,982	11,886

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,557)	(2,453)
Non-controlling interest - permanent equity	(626)	(1,260)
	(3,183)	(3,713)

Net income attributable to USPH shareholders	$8,799	$8,173

Basic and diluted earnings per share attributable to USPH shareholders	$0.67	$0.21

Shares used in computation - basic and diluted	12,937	12,870

Dividends declared per common share	$0.41	$0.35

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net income including non-controlling interest and earnings from unconsolidated affiliates, net	$11,982	$11,886
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	3,824	2,681
Provision for credit losses	1,305	1,200
Equity-based awards compensation expense	1,846	1,651
Deferred income taxes	2,132	2,181
Gain on revaluation of put-right liability	(603)	-
Earnings in unconsolidated affiliate	(339)	-
Other	93	96
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(4,676)	(4,688)
(Increase) decrease in accounts receivable - other	(2,145)	220
(Increase) decrease in other assets	(735)	221
Increase in accounts payable and accrued expenses	1,445	3,969
Decrease in other long-term liabilities	(2,480)	(1,743)
Net cash provided by operating activities	11,649	17,674

INVESTING ACTIVITIES
Purchase of fixed assets	(2,528)	(1,608)
Purchase of majority interest in businesses, net of cash acquired	(11,242)	(11,747)
Purchase of redeemable non-controlling interest, temporary equity	(2,211)	-
Purchase of non-controlling interest, permanent equity	(99)	-
Proceeds on sales of partnership interest, clinics and fixed assets	4	152
Distributions from unconsolidated affiliate	132	-
Sales of non-controlling interest-permanent	-	-
Net cash used in investing activities	(15,944)	(13,203)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(3,711)	(5,265)
Cash dividends paid to shareholders	-	-
Proceeds from revolving line of credit	35,000	60,000
Payments on revolving line of credit	(31,000)	(60,000)
Principal payments on notes payable	(332)	(145)
(Payment) receipt of Medicare Accelerated and Advance Funds	-	(14,054)
Other	-	12
Net cash used in financing activities	(43)	(19,452)

Net decrease in cash and cash equivalents	(4,338)	(14,981)
Cash and cash equivalents - beginning of period	28,567	32,918
Cash and cash equivalents - end of period	$24,229	$17,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$81	$62
Interest paid	$525	$298
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$300	$300
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$246	$4,829
Notes payable due to purchase of non-controlling interest, permanent equity	$296	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	-	287
Dividends payable to USPH shareholders	$5,327	$4,514

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended March 31, 2022	Shares	Amount			Shares	Amount

Balance December 31, 2021	15,126	$151	$102,688	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	80	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(113)	-	-	(113)	-	(113)
Compensation expense - equity-based awards	-	-	1,846	-	-	-	1,846	-	1,846
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	706	-	-	-	706	-	706
Purchase of partnership interests - non-controlling interest	-	-	(46)	-	-	-	(46)	(334)	(380)
Sale of non-controlling interest, net of purchases and tax	-	-	-	-	-	-	-	-	-
Dividends payable to USPH shareholders	-	-	-	(5,327)	-	-	(5,327)	-	(5,327)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,308)	(1,308)
Other	-	-	11	(511)	-	-	(500)	686	186
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	626	626
Net income attributable to USPH shareholders	-	-	-	8,799	-	-	8,799	-	8,799
Balance March 31, 2022	15,206	$151	$105,205	$227,243	(2,215)	$(31,628)	$300,971	$1,245	$302,216

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended March 31, 2021	Shares	Amount			Shares	Amount

Balance December 31, 2020	15,065	$151	$95,622	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	46	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	(5,413)	-	-	(5,413)	-	(5,413)
Compensation expense - equity-based awards	-	-	1,651	-	-	-	1,651	-	1,651
Dividends payable to USPT shareholders	-	-	-	(4,514)	-	-	(4,514)	-	(4,514)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	(1,672)	(1,672)
Short swing profit settlement	-	-	13	-	-	-	13	-	13
Other	-	-	-	114	-	-	114	(1)	113
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	1,260	1,260
Net income attributable to USPH shareholders	-	-	-	8,173	-	-	8,173	-	8,173
Balance March 31, 2021	15,111	$151	$97,286	$210,375	(2,215)	$(31,628)	$276,184	$1,057	$277,241

See notes to consolidated financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

During the 2021 year and the three months ended March 31, 2022, the Company completed the acquisitions of four multi-clinic practices and two industrial injury prevention businesses as detailed below.

Acquisition	Date	Acquired	Clinics
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS*
September 2021 Acquisition	September 30, 2021	100%	IIPS*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	Industrial injury prevention services business

As of March 31, 2022, the Company operated 601 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 38 third-party facilities under management as of March 31, 2022.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests typically range from 10% to 35% in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

The Company continues to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources, by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by the Company, the prior owners typically continue as employees to manage the clinic operations, retain a non-controlling ownership interest in the clinics and receive a competitive salary for managing the clinic operations. In addition, the Company has developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location.

Index
Clinic Partnerships

For non-acquired Clinic Partnerships, the earnings and liabilities attributable to the non-controlling interests, typically owned by the managing therapist, directly or indirectly, are recorded within the balance sheets as non-controlling interest – permanent equity and within the income statements as net income attributable to non-controlling interest – permanent equity.

For acquired Clinic Partnerships with redeemable non-controlling interest, the earnings attributable to the redeemable non-controlling interest are recorded within the consolidated statements of income line item – net income attributable to non-controlling interest – redeemable non-controlling interest – temporary equity and the equity interest is recorded on the consolidated balance sheet as redeemable non-controlling interest – temporary equity.  In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of tax, is not included in net income but charged directly to retained earnings and is included in the basic and diluted earnings per share calculation.

Wholly-Owned Facilities

For Wholly-Owned Facilities with profit sharing arrangements, an appropriate accrual is recorded for the amount of profit sharing due to the profit sharing therapists. The amount is expensed as compensation and included in operating cost – salaries and related costs. The respective liability is included in current liabilities – accrued expenses on the balance sheets.

Industrial Injury Prevention Services

Services provided in the industrial injury prevention services segment include onsite services for clients’ employees including injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and certified athletic trainers.

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions for Form 10-Q. However, the statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management believes this report contains all necessary adjustments (consisting only of normal recurring adjustments) to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented. For further information regarding the Company’s accounting policies, please read the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

The Company believes, and the Chief Executive Officer and Chief Financial Officer have certified, that the financial statements included in this report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the interim periods presented.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results the Company expects for the entire year.

Impact of COVID-19

Medicare Accelerated and Advance Payment Program (“MAAPP Funds”)

On March 27, 2020, in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19.

Index
The CARES Act allowed for qualified healthcare providers to receive advanced payments under the MAAPP Funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded the $14.1 million in advance payments received as a liability. During the three months ended March 31, 2021, the Company repaid the MAAPP Funds of $14.1 million rather than applying them to future services performed. During the three months ended March 31, 2022 and 2021, the Company did not record any income from payments under the CARES Act.

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

The Company did not note an impairment to long-lived assets during the three months ended March 31, 2022.

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

The Company has a two operating segment business which is made up of various clinics within partnerships, and an industrial injury prevention services business. The partnerships are components of regions and are aggregated to the operating segment level for the purpose of determining the Company’s reporting units when performing its annual goodwill impairment test. In 2021 and 2020, there were six regions. In addition to the six regions, the impairment analysis included a separate analysis for the industrial injury prevention services business, as a separate reporting unit.

Index
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

An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021 and 2020 did not result in any goodwill amounts that were deemed impaired.

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

Index
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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three months ended March 31, 2022.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three months ended March 31, 2022. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Amended Credit Agreement (as defined in Note 9) approximates the fair value. The interest rate on the Amended Credit Agreement is tied to the London Interbank Offered Rate (“LIBOR”). Provisions within the agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event LIBOR ceases to exist.

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 acquisition (as described in Note 2) are both marked to fair value on a recurring basis using level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value.  The put right associated with the potential future purchase of the separate company in the November 2021 acquisition is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 9.93%. See Note 5 for the changes in the fair value of redeemable non-controlling interest.

Index
The put right decreased $603 thousand for the three months ended March 31, 2022 and was valued at $2.9 million on March 31, 2022.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through March 31, 2022.

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

Index
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

2. ACQUISITIONS OF BUSINESSES

On March 31, 2022, the Company acquired a 70% interest in a six-clinic physical therapy practice in South Central Pennsylvania – Madden and Gilbert Physical Therapy, LLC. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $11.5 million. of which $11.2 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.5% per annum and the principal and interest are payable on March 31, 2024.

The purchase price for the 2022 acquisition has been preliminarily allocated as follows (in thousands):

Cash paid, net of cash acquired	$11,242
Seller notes	300
Total consideration	$11,542

Estimated fair value of net tangible assets acquired:
Total non-current assets	$300
Customer and referral relationships	3,743
Non-compete agreements	247
Tradenames	659
Goodwill	11,539
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(4,946)
$11,542

On December 31, 2021, the Company acquired a 75% in three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on December 31, 2023.

On November 30, 2021, the Company acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The purchase price for the approximate 70% equity interest, not inclusive of a $2.0 million contingent payment, was approximately $63.2 million of which $62.2 million was paid in cash and $1.0 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on November 30, 2023. As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having an initial fair value of $3.5 million value on December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess any of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to these reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model. On March 31, 2022, the fair value of this right was $2.9 million.  The decrease was reflected in the consolidated statement of income in the line item - Gain on revaluation of put-right liability.

Index
On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The Company acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to the industrial injury services business. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on September 30, 2023.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy with the previous owners retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the previous owners retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on March 31, 2023.

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):

		Physical Therapy
	IIPS*	Operations	Total
Cash paid, net of cash acquired	$63,193	$23,544	$86,737
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	-	-
Seller put right	3,522	1,000	4,522
Total consideration	$70,485	$26,181	$96,666

Estimated fair value of net tangible assets acquired:
Total current assets	$5,588	$2,041	$7,629
Total non-current assets	12,620	7,153	19,773
Total liabilities	(4,842)	(8,413)	(13,255)
Net tangible assets acquired	$13,366	$781	$14,147
Customer and referral relationships	21,127	6,090	27,217
Non-compete agreements	500	539	1,039
Tradenames	5,141	1,762	6,903
Goodwill	58,257	28,965	87,222
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,181	$96,666

*	Industrial injusry prevention services

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

For the 2022 and 2021 acquisitions, a majority of total current assets primarily represents accounts receivable. Total non-current assets are fixed assets and equipment used in the practice.

Index
The purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2021 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill.

For the acquisitions in 2021, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period was 13.8 years. For non-compete agreements, the weighted-average amortization period was 5.6 years at the end of the year. The values assigned to tradenames are tested annually for impairment.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2022 and 2021 have not been included, as the results, individually and in the aggregate, were not material to current operations.

The purchase price plus the fair value of the non-controlling interest for the acquisitions in 2022 and those acquired after March 31, 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on March 31, 2022 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.  The purchase price allocation for the March 2021 Acquisition has been finalized. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2021.

For the acquisitions in 2022, the values assigned to the customer and referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For customer and referral relationships, the weighted-average amortization period is 12.0 years. For non-compete agreements, the weighted-average amortization period is 5.0 years. The values assigned to tradenames are tested annually for impairment.

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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net patient revenue	$109,538	$99,254
Other revenue	872	546
Physical therapy operations	$110,410	$99,800
Management contract revenue	2,226	2,559
Industrial injury prevention services revenue	19,068	10,009
	$131,704	$112,368
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

In the 2020 MPFS Final Rule, The Centers for Medicare and Medicaid Services (“CMS”) revised coding, documentation guidelines, and increased the code values for office/outpatient evaluation and management (“E/M”) codes and cuts to other codes to maintain budget neutrality of the MPFS beginning in 2021. Under the 2021 MPFS Final Rule, CMS increased the values for the E/M office visit codes and made cuts to other specialty codes to maintain budget neutrality. As a result, CMS projected a 9% decrease in fee schedule payment rates for therapy services set to take effect in 2021. However, Congress intervened with passage of the Consolidated Appropriations Act, 2021 and reimbursement for the codes applicable to  physical/occupational therapy services provided by our clinics received an estimated 3.5% decrease in the aggregate in payment from Medicare in calendar year 2021 as compared to 2020.

Index
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

Index
Medicare claims for outpatient therapy services furnished by therapist assistants on or after January 1, 2020 must include a modifier indicating the service was furnished by a therapist assistant. Outpatient therapy services furnished on or after January 1, 2022, in whole or part by a therapist assistant are paid at an amount equal to 85% of the payment amount otherwise applicable for the service.

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of March 31, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the three months ended March 31, 2022, and 2021, respectively, net patient revenue from Medicare was approximately $35.6 million and $26.6 million, respectively.
Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, the Company may not continue to receive reimbursement rates from Medicare that sufficiently compensate us for the Company’s services or, in some instances, cover the Company’s operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on the Company’s revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect the Company’s business, financial condition and results of operations.

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% at March 31, 2022.

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

Index
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

	Three Months Ended
	March 31, 2022	March 31, 2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,799	$8,173
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	(153)	(7,270)
Tax effect at statutory rate (federal and state) of 25.55%	39	1,857
	$8,685	$2,760

Earnings per share (basic and diluted)	$0.67	$0.21

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,937	12,870

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

Index
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

10.
The Non-Compete Agreement applies to a restricted region which is defined as a defined mile radius from the Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing businesses or activities outside the defined mileage (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing business or activities outside the defined mileage.

The Partnership Agreement contains provisions for the redemption of the Seller Entity Interest, either at the option of the Company (the “Call Right”) or at the option of the Seller Entity (the “Put Right”) as follows:

1.	Put Right

a)
In the event that any Selling Shareholder’s employment is terminated under certain circumstances prior to a specified date (the “Specified Date”), the Seller Entity thereafter may have an irrevocable right to cause the Company to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest at the purchase price described in “3” below.

b)
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

c)
In the event that any Selling Shareholder’s employment with NewCo is terminated for any reason on or after the Specified Date, the Seller Entity shall have the Put Right, and upon the exercise of the Put Right, the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Call Right

a)
If any Selling Shareholder’s employment by NewCo is terminated prior to the Specified Date, the Company thereafter shall have an irrevocable right to purchase from Seller Entity the Terminated Selling Shareholder’s Allocable Percentage of Seller Entity’s Interest, in each case at the purchase price described in “3” below.

b)
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

Index
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

a.
Each of the Selling Shareholders has the right to sell 30% of their respective residual interests on each of the 4th and 5th anniversaries of the acquisition closing, and then 10% on each of the 6th and 7th anniversaries

b.
In the event that any Selling Shareholder terminates his management relationship with NewCo for any reason on or after the seventh anniversary of the Closing Date, the Selling Shareholder has the Put Right, and upon the exercise of the Put Right, the Selling Shareholder’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

Index
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

For the dates indicated, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021

Beginning balance	$155,262	$132,340
Operating results allocated to redeemable non-controlling interest partners	2,557	11,358
Distributions to redeemable non-controlling interest partners	(2,403)	(11,359)
Changes in the fair value of redeemable non-controlling interest	153	13,011
Purchases of redeemable non-controlling interest	(2,457)	(30,204)
Acquired interest	4,946	39,862
Sales of redeemable non-controlling interest - temporary equity	-	982
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	-	(914)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	(50)	186
Other	-	-
Ending balance	$158,008	$155,262

Index
The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	March 31, 2022	December 31, 2021

Contractual time period has lapsed but holder’s employment has not terminated	$92,320	$80,781
Contractual time period has not lapsed and holder’s employment has not terminated	65,688	74,481
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$158,008	$155,262

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021

Beginning balance	$434,679	$345,646
Goodwill acquired	11,539	89,746
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(2,526)	(713)
Ending balance	$443,692	$434,679

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Tradenames	$39,456	$38,790
Customer and referral relationships, net of accumulated amortization of $19,959 and $17,762, respectively	50,076	45,643
Non-compete agreements, net of accumulated amortization of $6,597 and $6,450, respectively	2,014	1,949
	$91,546	$86,382

Tradenames, referral relationships and non-compete agreements are related to the businesses acquired. The value assigned to tradenames has an indefinite life and is tested at least annually for impairment using the relief from royalty method in conjunction with the Company’s annual goodwill impairment test. The value assigned to referral relationships is being amortized over their respective estimated useful lives which range from six to fourteen years. Non-compete agreements are amortized over the respective term of the agreements which range from five to six years.

The following table details the amount of amortization expense recorded for intangible assets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Customer and referral relationships	$2,050	$783
Non-compete agreements	147	39
	$2,197	$822

Index
Based on the balance of referral relationships and non-compete agreements as of March 31, 2022, the expected amount to be amortized in 2022 and thereafter by year is as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$3,851	2022 (excluding the three months ended March 31, 2022)	$413
2023	$5,200	2023	$494
2024	$5,036	2024	$438
2025	$4,892	2025	$371
2026	$4,424	2026	$243
Thereafter	$26,673	Thereafter	$55

8. ACCRUED EXPENSES

Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Salaries and related costs	$22,272	$23,569
Credit balances due to patients and payors	6,788	6,649
Group health insurance claims	1,766	1,984
Closure costs	379	498
Federal taxes payable	3,590	2,716
Dividend payable to USPH shareholders	5,327	-
Contingent payments related to acquisition	3,520	1,000
Settlement of a legal matter	-	2,750
Other	7,479	6,539
Total	$51,121	$45,705

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Amounts outstanding under the Amended Credit Agreement (as defined below) and notes payable as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Credit Agreement average effective interest rate of 1.74% for March 31, 2022 and December 31, 2021, (inclusive of unused fee)	$118,000	$114,000
Various notes payable with $4,927 plus accrued interest due in the next year, interest accrues in the range of 3.25% through 3.5% per annum	4,927	4,417
	$122,927	$118,417
Less current portion	(799)	(830)
Long term portion	$122,128	$117,587

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017 and January 2021 (hereafter referred to as “Amended Credit Agreement”). In November 2021, the Company exercised the accordion feature in the Amended Credit Agreement to increase the limit on the facility from $125.0 million to $150.0 million, with an updated accordion feature providing for additional capacity of 25.0 million, therefore increasing the availability up to $175.0 million.

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

Index
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

As of March 31, 2022, $118.0 million was outstanding on the Amended Credit Agreement, resulting in $32.0 million of availability. As of March 31, 2022, the Company was in compliance with all of the covenants contained in the Amended Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2022 and 2021, the Company entered into notes payable in the aggregate amount of $4.9 million of which an aggregate principal payment of $0.8 million is due in 2022, $4.1 million is due in 2023. Interest accrues in the range of 3.25% to 3.50% per annum and is payable with each principal installment.

Subsequent aggregate annual payments of principal required pursuant to the Amended Credit Agreement and outstanding notes payable at March 31, 2022 are as follows (in thousands):

During the twelve months ended March 31, 2022	$799
During the twelve months ended March 31, 2023	4,128
During the twelve months ended March 31, 2025	118,000
$122,927

The outstanding amount under the Amended Credit Agreement facility (balance on March 31, 2022 of $118.0 million) matures on November 30, 2025.

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

For the three months ended March 31, 2022, the components of lease expense were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$8,404	$7,729
Short-term lease cost	321	368
Variable lease cost	1,932	1,611
Total lease cost *	$10,657	$9,708

* Sublease income was immaterial

Index
Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$8,617	$8,112

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$6,011	$7,867

The aggregate future lease payments for operating leases as of March 31, 2022 were as follows (in thousands):

Fiscal Year	Amount
2022 (excluding the three months ended March 31, 2022)	$25,297
2023	28,724
2024	22,109
2025	14,808
2026	9,285
2027 and thereafter	8,292
Total lease payments	$108,515
Less: imputed interest	5,728
Total operating lease liabilities	$102,787

Average lease terms and discount rates were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted-average remaining lease term - Operating leases	4.1 Years	4.0 Years

Weighted-average discount rate - Operating leases	2.70%	3.0%

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

Index
The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended March 31,
	2022	2021
Net operating revenue:
Physical therapy operations	$112,636	$102,359
Industrial injury prevention services	19,068	10,009
Total Company	$131,704	$112,368

Gross profit:
Physical therapy operations	$22,436	$23,174
Industrial injury prevention services	4,152	2,722
Gross profit	$26,588	$25,896

Total Assets:
Physical therapy operations	$608,240	$723,530
Industrial injury prevention services	155,623	25,896
Total Company	$763,863	$749,426

12. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through one of the subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of March 31, 2022, is $12.4 million, of which $12.2 million related to the fair value at December 31, 2021. The $12.4 million includes earnings of $339 thousand less a distribution received of $132 thousand.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 150,830 shares (based on the closing price of $99.45 on March 31, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three months ended March 31, 2022.

14. RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Index
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (“2021 Annual Report”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2021 Annual Report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and in Part II, Item 1A. Risk Factors of this report.

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

At March 31, 2022, we operated 601 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 38 such third-party facilities under management as of March 31, 2022.

During the 2021 year and three months ended March 31, 2022, we completed the acquisitions of four multi-clinic practices and two industrial injury services businesses as detailed below.

Acquisition	Date	Acquired	Clinics
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS*
September 2021 Acquisition	September 30, 2021	100%	IIPS*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

* Industrial injury prevention services business

During the 2022 First Quarter, we closed two clinics.

Employees

Our strategy to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention services businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of March 31, 2022 we employed approximately 5,519 people nationwide, of which approximately 3,060 were full-time employees.

Index
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

RESULTS OF OPERATIONS

Summary of 2022 First Quarter Compared to the 2021 First Quarter Results

For the three months ended March 31, 2022 (“2022 First Quarter”), our net income attributable to our shareholders was $8.8 million as compared to $8.2 million for the three months ended March 31, 2021 (“2021 First Quarter”).  In accordance with current GAAP accounting guidance, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. Inclusive of the charge for revaluation of non-controlling interest, net of taxes, the amount is $8.2 million, or $0.64 per diluted share, for the 2022 First Quarter, and $2.8 million, or $0.21 per diluted share, for the 2021 First Quarter.

For the 2022 First Quarter, our Operating Results, were $8.7 million, or $0.67 per diluted share, an increase of 2.0%, as compared to $8.2 million, or $0.64 per diluted share, for the 2021 First Quarter. Operating Results, a non-GAAP measure, equals net income attributable to our shareholders per the consolidated statements of income, less the gain on the revaluation of the put-right liability. In accordance with GAAP, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings. See table on page 30.

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

Index
The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$8,799	$8,173
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(153)	(7,270)
Tax effect at statutory rate (federal and state) of 25.55%	39	1,857
	$8,685	$2,760

Earnings per share (basic and diluted)	$0.67	$0.21

Adjustments:
Gain on revaluation of put-right liability	(603)	-
Revaluation of redeemable non-controlling interest	153	7,270
Tax effect at statutory rate (federal and state)	115	(1,857)
Operating Results (a non-GAAP measure)	$8,350	$8,173

Basic and diluted Operating Results per share (a non-GAAP measure)	$0.65	$0.64

Shares used in computation - basic and diluted	12,937	12,870

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021

Net operating revenue:
Physical therapy operations	$112,636	$102,359
Industrial injury prevention services	19,068	10,009
Total Company	$131,704	$112,368

Gross profit:
Physical therapy operations	$22,436	$23,174
Industrial injury prevention services	4,152	2,722
Gross profit	$26,588	$25,896

Total Assets:
Physical therapy operations	$608,240	$723,530
Industrial injury prevention services	155,623	25,896
Total Company	$763,863	$749,426

Index
Revenue

Reported total revenue for the 2022 First Quarter was $131.7 million, an increase of 17.2% as compared to $112.4 million for the 2021 First Quarter.  See table below for a detail of reported total revenue (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue related to Mature Clinics	$102,321	$98,649
Revenue related to 2022 Clinic Additions	195	-
Revenue related to 2021 Clinic Additions	6,823	149
Revenue from clinics sold or closed in 2022	199	190
Revenue from clinics sold or closed in 2021	-	266
Net patient revenue from physical therapy operations	109,538	99,254
Other revenue	872	546
Revenue from physical therapy operations	110,410	99,800
Management contract revenue	2,226	2,559
Industrial injury prevention services	19,068	10,009
Total Revenue	$131,704	$112,368

Revenue from physical therapy operations increased $10.6 million, or 10.5%, to $110.4 million for the 2022 First Quarter from $99.8 million for the 2021 First Quarter. Net patient revenue related to clinics opened or acquired prior to 2021 and still in operation at March 31, 2022 (“Mature Clinics”) increased $3.7 million, or 3.7%, to $102.3 million for the 2022 First Quarter compared to $98.6 million for the 2021 First Quarter.

The average net patient revenue per visit was $103.00 for the 2022 First Quarter as compared to $104.72 for the 2021 First Quarter. Total patient visits increased 12.2% to 1,063,519 for the 2022 First Quarter from 947,788 for the 2021 First Quarter. Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Visits for Mature Clinics (same store) for the 2022 First Quarter increased 5.9% as compared to the 2021 First Quarter.

Revenue from physical therapy management contracts decreased 13.0% to $2.2 million for the 2022 First Quarter as compared to $2.6 million for the 2021 First Quarter. Other miscellaneous revenue was $0.9 million for the 2022 First Quarter and $0.5 million for the 2021 First Quarter.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.  Other miscellaneous revenue includes a variety of services, including athletic trainers provided for schools and athletic events.

Revenue from the industrial injury prevention services business increased 90.5% to $19.1 million for the 2022 First Quarter as compared to $10.0 million for the 2021 First Quarter. Excluding $6.8 million of revenue related to the industrial injury prevention services acquisition in November 2021, industrial injury prevention services revenue increased 22.4% in the 2022 First Quarter as compared to the 2021 First Quarter.

Index
Operating Cost

Total operating cost was $105.1 million for the 2022 First Quarter, or 79.8% of total revenue, as compared to $86.5 million, or 77.0% of total revenue, for the 2021 First Quarter. Operating cost related to Mature Clinics increased by $4.8 million for the 2022 First Quarter compared to the 2021 First Quarter. On a per visit basis, operating cost related to Mature Clinics increased 0.4% from $80.78 in the 2021 First Quarter to $81.08 in the 2022 First Quarter.  In addition, operating cost related to the industrial injury prevention services business increased by $7.6 million of which $5.6 million related to the recent industrial injury prevention services acquisition in November 2021.  See table below for a detail of operating cost (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating cost related to Mature Clinics	$81,034	$76,221
Operating cost related to 2022 Clinic Additions	840	-
Operating cost related to 2021 Clinic Additions	6,209	136
Operating cost related to clinics sold or closed in 2022	286	249
Operating cost related to clinics sold or closed in 2021	-	334
Operating cost related to physical therapy operations	88,369	76,940
Operating cost related to management contracts	1,831	2,245
Operating cost related to industrial injury prevention services	14,916	7,287
Total operating cost	$105,116	$86,472

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, was 57.1% of net revenue for the 2022 First Quarter versus 56.8% for the 2021 First Quarter. Salaries and related costs for the physical therapy operations was $62.4 million in the 2022 First Quarter, or 56.6% of physical therapy operations revenue, as compared to $55.6 million in the 2021 First Quarter, or 55.7% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2022 First Quarter was $3.7 million related to 2022 and 2021 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2022 and 2021, salaries and related costs related to Mature Clinics increased by $3.4 million in the 2022 First Quarter compared to the 2021 First Quarter.  Salaries and related costs related to management contracts decreased by $0.3 million for the 2022 First Quarter.

Salaries and related costs for the industrial injury prevention services business was $11.1 million in the 2022 First Quarter, or 58.2% of industrial injury prevention services revenue, as compared to $6.3 million in the 2021 First Quarter, or 62.5% of industrial injury prevention services revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, was 21.8% of net revenue in the 2022 First Quarter versus 19.1% in the 2021 First Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $24.6 million in the 2022  First Quarter, or 22.3% of physical therapy operations revenue, as compared to $20.1 million in the 2021 First Quarter, or 20.1% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2022 First Quarter was $3.2 million related to 2022 and 2021 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2022 and 2021 of $0.1 million in the 2022 First Quarter and $0.3 million in the 2021 First Quarter, rent, supplies, contract labor and other costs for Mature Clinics increased by $1.4 million in the 2022 First Quarter compared to the 2021 First Quarter.  Rent, supplies, contract labor and other costs, related to management contracts increased $0.1 million in the 2022 First Quarter.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business was $3.8 million in the 2022 First Quarter, or 20.1% of industrial injury prevention services revenue, as compared to $1.0 million in the 2021 First Quarter, or 10.3% of net industrial injury prevention services revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.0% in the 2022 First Quarter and 1.1% for the comparable period in 2021.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.37% at March 31, 2022, as compared to 5.64% at December 31, 2021. Our days’ sales outstanding was 34 days at March 31, 2022 and 32 days at December 31, 2021.

Index
Gross Profit

Gross profit for the 2022 First Quarter, was $26.6 million, an increase of $0.7 million, or approximately 2.7%, as compared to $25.9 million for the 2021 First Quarter. The gross profit percentage was 20.2% of total revenue for the 2022 First Quarter as compared to 23.0% for the 2021 First Quarter. The gross profit percentage for physical therapy operations was 20.0% for the 2022 First Quarter as compared to 22.9% for the 2021 First Quarter. The gross profit percentage on management contracts was 17.7% for the 2022 First Quarter as compared to 12.3% for the 2021 First Quarter.  The gross profit percentage for industrial injury prevention services was 21.8% for the 2022 First Quarter as compared to 27.2% for the 2021 First Quarter. The table below details the gross profit (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021

Physical therapy operations	$22,041	$22,860
Management contracts	395	314
Industrial injury prevention services	4,152	2,722
Gross profit	$26,588	$25,896

Corporate Office Costs

Corporate office costs were $11.6 million for the 2022 First Quarter compared to $10.9 million for the 2021 First Quarter. Corporate office costs were 8.8% of total revenue for the 2022 First Quarter as compared to 9.7% for the 2021 First Quarter.

Operating Income

Operating income for the 2022 First Quarter and 2021 First Quarter was $15.0 million. Operating income as a percentage of total revenue was 11.4% for the 2022 First Quarter as compared to 13.4% for the 2021 First Quarter.

Gain on Revaluation of Put-Right Liability

The gain on revaluation of put-right liability was $603,000.  As part of the industrial injury prevention services business acquisition on November 30, 2021, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years, with such right having a $2.9 million value on March 31, 2022, as reflected on the Company's consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Provision for Income Taxes

The provision for income tax was $3.5 million for the 2022 First Quarter and $2.9 million for the 2021 First Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 28.4% for the 2022 First Quarter and 26.5% for the 2021 First Quarter.

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Income before taxes	$15,480	$14,830

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,557)	(2,453)
Non-controlling interest - permanent equity	(626)	(1,260)
	$(3,183)	$(3,713)

Income before taxes less net income attributable to non-controlling interest	$12,297	$11,117

Provision for income taxes	$3,498	$2,944

Percentage	28.4%	26.5%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.6 million for the 2022 First Quarter and $2.5 million for the 2021 First Quarter.  Net income attributable to non-controlling interest (permanent equity) was $0.6 million for the 2022 First Quarter and $1.3 million for the 2021 First Quarter.

Index
LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At March 31, 2022 and December 31, 2021, we had $24.2 million and $28.6 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our revolving credit facility are sufficient to fund the working capital needs of our operating subsidiaries through at least March 31, 2022.

Cash and cash equivalents decreased by $4.3 million from December 31, 2021 to March 31, 2022.  During the 2022 Three Months, $11.6 million was provided by operations and $35.0 million from proceeds on our Amended Credit Agreement (described below). The major uses of cash for investing and financing activities included: distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($2.2 million), purchase of business and non-controlling interest ($11.3 million), and purchase of fixed assets ($3.0 million).

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

On March 31, 2022, $118.0 million was outstanding on the Amended Credit Agreement resulting in $32.0 million of availability. As of March 31, 2022, we were in compliance with all of the covenants thereunder.

On March 31, 2022, we acquired a 70% interest in a six-clinic physical therapy practice in South Central Pennsylvania – Madden and Gilbert Physical Therapy, LLC. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $11.5 million. of which $11.2 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.5% per annum and the principal and interest are payable on March 31, 2024.

On December 31, 2021, we acquired a 75% interest in a three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest are payable on December 31, 2023.

On November 30, 2021, we acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The initial purchase price for the 70% equity interest, not inclusive of the $2.0 million contingent payment in conjunction with the acquisition if specified future operational objectives are met, was approximately $63.2 million, of which $62.2 million was paid in cash, and $1.0 million is in the form of a note payable. The note accrues interest at 3.25% and the principal and interest is payable on November 30, 2023. The business generates approximately $27.0 million in annual revenue at a margin of approximately 20%. As part of the transaction, we also agreed to the future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.  The current owners have the right to put this transaction to us in approximately five years, with such right having an initial $3.5 million fair value at December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities.  The value of this right will be adjusted in future periods, as appropriate, with any change in fair value reflected in the Company’s consolidated statement of income.

Index
On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. We acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to industrial injury prevention services subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on September 30, 2023.

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founder retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million is payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the practice founder retaining 30%.  When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest are payable on March 31, 2023.

On March 27, 2020, in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19.

The CARES Act allowed for qualified healthcare providers to receive advanced payments under the Medicare Accelerated and Advance Payment Program (“MAAPP Funds”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded the $14.1 million in advance payments received as a liability. During the 2021 First Quarter, the Company repaid the MAAPP Funds of $14.1 million rather than applying them to future services performed.

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

We make reasonable and appropriate efforts to collect accounts receivable, including applicable deductible and co-payment amounts, in a consistent manner for all payor types. Claims are submitted to payors daily, weekly or monthly in accordance with our policy or payor’s requirements. When possible, we submit our claims electronically. The collection process is time consuming and typically involves the submission of claims to multiple payors whose payment of claims may be dependent upon the payment of another payor. Claims under litigation and vehicular incidents can take a year or longer to collect. Medicare and other payor claims relating to new clinics awaiting payor credentialing approval initially may be delayed for a relatively short transition period. When all reasonable internal collection efforts have been exhausted, accounts are written off prior to sending them to outside collection firms. With managed care, commercial health plans and self-pay payor type receivables, the write-off generally occurs after the accounts receivable has been outstanding for at least 120 days.

Index
We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of March 31, 2022 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interest that occurred in 2018 through March 2022. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At March 31, 2022, the balance on these notes payable was $4.9 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

In conjunction with the above-mentioned acquisitions, in the event that a limited minority partner’s employment ceases at any time after a specified date that is typically between three and five years from the acquisition date, we have agreed to certain contractual provisions which enable such minority partners to exercise their right to trigger our repurchase of that partner’s non-controlling interest at a predetermined multiple of earnings before interest and taxes.

As of March 31, 2022, we have accrued $6.8 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of March 31, 2022, there are currently an additional estimated 150,830 shares (based on the closing price of $99.45 on March 31, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the three months ended March 31, 2022.

FACTORS AFFECTING FUTURE RESULTS

The risks related to our business and operations include:

• the multiple effects of the impact of public health crises and epidemics/pandemics, such as the novel strain of COVID-19 and its variants, for which the total financial magnitude cannot be currently estimated;
• changes in Medicare rules and guidelines and reimbursement or failure of our clinics to maintain their Medicare certification and/or enrollment status;
• revenue we receive from Medicare and Medicaid being subject to potential retroactive reduction;
• changes in reimbursement rates or payment methods from third party payors including government agencies, and changes in the deductibles and co-pays owed by patients;
• compliance with federal and state laws and regulations relating to the privacy of individually identifiable patient information, and associated fines and penalties for failure to comply;
• competitive, economic or reimbursement conditions in our markets which may require us to reorganize or close certain clinics and thereby incur losses and/or closure costs including the possible write-down or write-off of goodwill and other intangible assets; • the impact of COVID-19 related vaccination and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations;
• changes as the result of government enacted national healthcare reform; • business and regulatory conditions including federal and state regulations;
• governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
• revenue and earnings expectations;
• legal actions, which could subject us to increased operating costs and uninsured liabilities;
• general economic conditions;
• availability and cost of qualified physical therapists;
• personnel productivity and retaining key personnel;

Index
• competitive environment in the industrial injury prevention services business, which could result in the termination or nonrenewal of contractual service arrangements and other adverse financial consequences for that service line;
• acquisitions, and the successful integration of the operations of the acquired businesses; • impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
• maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
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

See also Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent current and periodic reports.

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

We do not maintain any derivative instruments, interest rate swap arrangements, hedging contracts, futures contracts or the like. Our primary market risk exposure is the changes in interest rates obtainable on our Amended Credit Agreement. The interest on our Amended Credit Agreement is based on a variable rate. At March 31, 2022, $118.0 million was outstanding under our Amended Credit Agreement. Based on the balance of the Amended Credit Agreement at March 31, 2022, any change in the interest rate of 1% would yield a decrease or increase in annual interest expense of $1,180,000.

Index
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

Florida Litigation

In 2019 a qui tam lawsuit (the “Complaint”) was filed by a relator on behalf of the United States, titled U.S. ex rel. Bonnie Elsdon, v. U.S. Physical Therapy, Inc., U.S. Physical Therapy, Ltd., Rehab Partners #2, Inc., The Hale Hand Center, Limited Partnership (the “Hale Partnership”), and Suzanne Hale.   This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act.  The U.S Government declined to intervene in the case. The Complaint alleged that the Hale Partnership engaged in conduct to “upcode” its billings for services provided to Medicare patients. The plaintiff - relator also claimed that similar false claims occurred on other days and at other Company-owned partnerships.

In January 2022, to avoid the legal fees and discovery costs in defending this matter and the uncertainty of protracted litigation, the Company entered into a settlement agreement with the plaintiff- relator. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the Complaint, and the Company admitted no liability or wrongdoing.  In connection with the settlement, the Office of the United States Attorney for the Southern District of Texas agreed to a dismissal of the claims against the Hale Partnership and the Company. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relator and her counsel. Such payments, in the aggregate, amounted to $2.75 million of which $2.6 million was recorded as an expense in 2021.

Index
ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1+	Employment Agreement by and between the Company and Rick Binstein entered into on March 23, 2022 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 23, 2022].

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan or arrangement
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.

Date: May 9, 2022	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(principal financial and accounting officer)