Form 10-Q
period 2022-06-30
U S PHYSICAL THERAPY INC /NV
filed 2022-08-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

As of August 8, 2022, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 13,004,245.

PART I—FINANCIAL INFORMATION - UNAUDITED

Index
ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$48,572	$28,567
Patient accounts receivable, less allowance for credit losses of $2,948 and $2,768, respectively	50,549	46,272
Accounts receivable - other	18,915	16,144
Other current assets	3,810	4,183
Total current assets	121,846	95,166
Fixed assets:
Furniture and equipment	60,379	58,743
Leasehold improvements	41,038	39,194
Fixed assets, gross	101,417	97,937
Less accumulated depreciation and amortization	77,188	74,958
Fixed assets, net	24,229	22,979
Operating lease right-of-use assets	101,274	96,427
Investment in unconsolidated affiliate	12,346	12,215
Goodwill	442,761	434,679
Other identifiable intangible assets, net	92,655	86,382
Other assets	1,333	1,578
Total assets	$796,444	$749,426
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,793	$3,268
Accounts payable - due to seller of acquired business	3,203	3,203
Accrued expenses	41,246	45,705
Current portion of operating lease liabilities	32,083	30,475
Current portion of term loan and notes payable	4,780	830
Total current liabilities	85,105	83,481
Notes payable, net of current portion	4,258	3,587
Revolving line of credit	-	114,000
Term Loan, net of current portion and deferred financing costs	144,631	-
Deferred taxes	19,483	14,385
Operating lease liabilities, net of current portion	77,776	74,185
Other long-term liabilities	4,858	7,345
Total liabilities	336,111	296,983

Redeemable non-controlling interest - temporary equity	151,400	155,262

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,218,982 and 15,126,160 shares issued, respectively	152	151
Additional paid-in capital	106,801	102,688
Accumulated other comprehensive loss	(395)	-
Retained earnings	232,247	224,395
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	307,177	295,606
Non-controlling interest - permanent equity	1,756	1,575
Total USPH shareholders’ equity and non-controlling interest - permanent equity	308,933	297,181
Total liabilities, redeemable non-controlling interest,
USPH shareholders’ equity and non-controlling interest - permanent equity	$796,444	$749,426

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30,2022	June 30, 2021

Net patient revenue	$118,196	$113,238	$227,734	$212,492
Other revenue	22,460	13,690	44,626	26,804
Net revenue	140,656	126,928	272,360	239,296
Operating cost:
Salaries and related costs	79,939	68,866	155,088	132,681
Rent, supplies, contract labor and other	28,345	22,394	57,007	43,851
Provision for credit losses	1,551	1,364	2,856	2,564
Total operating cost	109,835	92,624	214,951	179,096

Gross profit	30,821	34,304	57,409	60,200

Corporate office costs	10,741	12,074	22,297	22,948
Operating income	20,080	22,230	35,112	37,252

Other income and expense
Equity in earnings of unconsolidated affiliate	340	-	679	-
Interest and other income, net	679	46	725	100
Loss on revaluation of put-right liability	(617)	-	(14)	-
Interest expense - debt and other	(987)	(237)	(1,527)	(483)
Total other income and expense	(585)	(191)	(137)	(383)
Income before taxes	19,495	22,039	34,975	36,869
Provision for income taxes	4,239	4,567	7,737	7,511

Net income	15,256	17,472	27,238	29,358

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,626)	(3,611)	(5,183)	(6,064)
Non-controlling interest - permanent equity	(1,435)	(1,425)	(2,061)	(2,685)
	(4,061)	(5,036)	(7,244)	(8,749)

Net income attributable to USPH shareholders	$11,195	$12,436	$19,994	$20,609

Basic and diluted earnings per share attributable to USPH shareholders	$0.87	$0.82	$1.55	$1.03

Shares used in computation - basic and diluted	12,998	12,902	12,968	12,886

Dividends declared per common share	$0.41	$0.35	$0.82	$0.70

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income	$15,256	$17,472	$27,238	$29,358
Other comprehensive loss
Unrealized loss on cash flow hedge	(531)	-	(531)	-
Tax effect at statutory rate (federal and state) of 25.55%	136	-	136	-
Comprehensive income	$14,861	$17,472	$26,843	$29,358

Comprehensive income attributable to non-controlling interest	(4,061)	(5,036)	(7,244)	(8,749)
Comprehensive income attributable to USPH shareholders	$10,800	$12,436	$19,599	$20,609

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net income including non-controlling interest and earnings from unconsolidated affiliates, net	$27,238	$29,358
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	7,298	5,484
Provision for credit losses	2,856	2,564
Equity-based awards compensation expense	3,660	3,405
Deferred income taxes	4,307	3,160
Loss on revaluation of put-right liability	14	-
(Gain) loss on sale of clinics and fixed assets	(614)	106
Earnings in unconsolidated affiliate	(679)	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(7,459)	(5,325)
(Increase) decrease in accounts receivable - other	(2,862)	129
(Increase) decrease in other assets	230	(255)
Decrease in accounts payable and accrued expenses	(3,891)	(3,672)
(Decrease) increase in other long-term liabilities	(2,587)	602
Net cash provided by operating activities	27,511	35,556

INVESTING ACTIVITIES
Purchase of fixed assets	(4,569)	(3,301)
Purchase of majority interest in businesses, net of cash acquired	(11,799)	(20,402)
Purchase of redeemable non-controlling interest, temporary equity	(8,648)	(9,536)
Purchase of non-controlling interest, permanent equity	(156)	-
Proceeds on sales of partnership interest, clinics and fixed assets	740	(168)
Distributions from unconsolidated affiliate	548	-
Proceeds on sales of redeemable non-controlling interest-temporary	344	32
Net cash used in investing activities	(23,540)	(33,375)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(7,202)	(9,398)
Cash dividends paid to shareholders	(10,659)	(9,028)
Proceeds from revolving line of credit	61,000	128,000
Proceeds from term loan	150,000	-
Payments on revolving line of credit	(175,000)	(106,000)
Principal payments on notes payable	(338)	(4,207)
(Payment) receipt of Medicare Accelerated and Advance Funds	-	(14,054)
Payment of deferred financing costs	(1,779)	-
Other	12	7
Net cash used in financing activities	16,034	(14,680)

Net decrease in cash and cash equivalents	20,005	(12,499)
Cash and cash equivalents - beginning of period	28,567	32,918
Cash and cash equivalents - end of period	$48,572	$20,419

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$4,524	$6,967
Interest paid	$1,319	$741
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$374	$550
Purchase of businesses - contingent consideration	$-	$1,000
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$948	$-
Notes payable due to purchase of non-controlling interest, permanent equity	$296	$-
Notes receivable related to sale of partnership interest	$-	$287
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$1,476	$-

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)
	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended June 30, 2022	Shares	Amount				Shares	Amount
Balance March 31, 2022	$15,206	151	$105,205	-	$227,243	(2,215)	$(31,628)	$300,971	$1,245	$302,216
Issuance of restricted stock, net of cancellations	13	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	116	-	-	116	-	116
Compensation expense - equity-based awards	-	-	1,814	-	-	-	-	1,814	-	1,814
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	1	-	-	-	-	1	-	1
Purchase of partnership interests - non-controlling interest	-	-	(219)	-	-	-	-	(219)	239	20
Dividends paid to USPH shareholders	-	-	-	-	(5,332)	-	-	(5,332)	-	(5,332)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,163)	(1,163)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	(1,486)	-	-	(1,486)	-	(1,486)
Other	-	-	-	-	511	-	-	511	-	511
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,435	1,435
Net income attributable to USPH shareholders	-	-	-	-	11,195	-	-	11,195	-	11,195
Other comprehensive loss	-	-	-	(395)	-	-	-	(395)	-	(395)
Balance June 30, 2022	15,219	152	$106,801	$(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the six months ended June 30, 2022	Shares	Amount				Shares	Amount
Balance December 31, 2021	$15,126	151	$102,688	-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	93	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	3	-	-	3	-	3
Compensation expense - equity-based awards	-	-	3,660	-	-	-	-	3,660	-	3,660
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	707	-	-	-	-	707	-	707
Purchase of partnership interests - non-controlling interest	-	-	(265)	-	-	-	-	(265)	(95)	(360)
Dividends paid to USPH shareholders	-	-	-	-	(10,659)	-	-	(10,659)	-	(10,659)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(2,471)	(2,471)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	(1,486)	-	-	(1,486)	-	(1,486)
Other	-	-	11	-	-	-	-	11	686	697
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,061	2,061
Net income attributable to USPH shareholders	-	-	-	-	19,994	-	-	19,994	-	19,994
Other comprehensive loss	-	-	-	(395)	-	-	-	(395)	-	(395)
Balance June 30, 2022	15,219	152	$106,801	$(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the three months ended June 30, 2021	Shares	Amount				Shares	Amount
Balance March 31, 2021	15,111	151	$97,286	$-	$210,375	(2,215)	$(31,628)	$276,184	$1,057	$277,241
Issuance of restricted stock, net of cancellations	10	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(1,897)	-	-	(1,897)	-	(1,897)
Compensation expense - equity-based awards	-	-	1,754	-	-	-	-	1,754	-	1,754
Dividends paid to USPT shareholders	-	-	-	-	(4,514)	-	-	(4,514)	-	(4,514)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,510)	(1,510)
Other	-	-	(1)	-	(114)	-	-	(115)	(9)	(124)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,425	1,425
Net income attributable to USPH shareholders	-	-	-	-	12,436	-	-	12,436	-	12,436
Balance June 30, 2021	15,121	151	$99,039	$-	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811

	U.S.Physical Therapy, Inc.
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Shareholders’ Equity	Non-Controlling Interests	Total
For the six months ended June 30, 2021	Shares	Amount				Shares	Amount
Balance December 31, 2020	15,065	151	$95,622	$-	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	56	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(7,310)	-	-	(7,310)	-	(7,310)
Compensation expense - equity-based awards	-	-	3,403	-	-	-	-	3,403	-	3,403
Dividends paid to USPT shareholders	-	-	-	-	(9,028)	-	-	(9,028)	-	(9,028)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,182)	(3,182)
Short swing profit settlement	-	-	13	-	-	-	-	13	-	13
Other	-	-	1	-	-	-	-	1	(10)	(9)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	2,685	2,685
Net income attributable to USPH shareholders	-	-	-	-	20,609	-	-	20,609	-	20,609
Balance June 30, 2021	15,121	151	$99,039	$-	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811

See notes to consolidated financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

During the 2021 year and the six months ended June 30, 2022, the Company completed the acquisitions of four multi-clinic practices and two industrial injury prevention businesses as detailed below.

Acquisition	Date	Acquired	Clinics
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS*
September 2021 Acquisition	September 30, 2021	100%	IIPS*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	Industrial injury prevention services business

As of June 30, 2022, the Company operated 608 clinics in 39 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 33 third-party facilities under management as of June 30, 2022.

During the six months ended June 30, 2022, the Company closed three clinics and sold five clinics.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in the Clinic Partnerships. Our limited partnership interests  generally range from 65% to 75% in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results the Company expects for the entire year.

In addition to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, see Item 1A in Part II of this report.

Index
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

The CARES Act allowed for qualified healthcare providers to receive advanced payments under the MAAPP Funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval from Centers for Medicare & Medicaid Services (“CMS”) in April 2020. The Company recorded the $14.1 million in advance payments received as a liability. During the three months ended March 31, 2021, the Company repaid the MAAPP Funds of $14.1 million rather than applying them to future services performed. During the six months ended June 30, 2022, and 2021, the Company did not record any income from payments under the CARES Act.

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

The Company did not note an impairment to long-lived assets during the three and six months ended June 30, 2022.

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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three and six months ended June 30, 2022.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and six months ended June 30, 2022. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable; and
Level 3 – Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

Index
The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount of the debt under the Third Amended and Restated Credit Agreement (defined as “Credit Agreement” in Note 9) approximates the fair value. The interest rate on the debt under the Third Amended and Restated Amended Credit Agreement is tied to the Secured Overnight Financing Rate (“SOFR”).

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 acquisition (as described in Note 2) are both marked to fair value on a recurring basis using Level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value.  The put right associated with the potential future purchase of the separate company in the November 2021 acquisition is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 10.49%. See Note 5 for the changes in the fair value of redeemable non-controlling interest. The put right increased $0.6 million for the three months ended June 30, 2022 and was valued at $3.5 million on June 30, 2022.

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The carrying and fair value of the Company’s interest rate derivative as of June 30, 2022, was $0.5 million, which is included in current liabilities in the Company’s consolidated balance sheet. See Note 10 for changes in the fair value of the interest rate swap.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through June 30, 2022.

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

Index
Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption was permitted. The Company adopted this pronouncement as of January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company has elected to apply the amendments prospectively through December 31, 2022. Borrowings under the Third Amended and Restated Credit Agreement bear interest based on SOFR. The interest rate applicable to the Third Amended and Restated Credit Agreement is tied to SOFR.

2. ACQUISITIONS OF BUSINESSES

On March 31, 2022, the Company acquired a 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $11.5 million, of which $11.2 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 3.5% per annum and the principal and interest are payable on March 31, 2024.

Index
The purchase price for the 2022 acquisition has been preliminarily allocated as follows (in thousands):

Physical Therapy Operations
Cash paid, net of cash acquired	$11,799
Seller notes	374
Contingent payments	100
Total consideration	$12,273

Estimated fair value of net tangible assets acquired:
Total current assets	$466
Total non-current assets	2,655
Total liabilities	(2,664)
Net tangible assets acquired	457
Customer and referral relationships	3,742
Non-compete agreements	247
Tradenames	659
Goodwill	12,114
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(4,946)
$12,273

On December 31, 2021, the Company acquired a 75% interest in a three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.6 million, of which $3.4 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on December 31, 2023.

On November 30, 2021, the Company acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The purchase price for the approximate 70% equity interest, not inclusive of a $2.0 million contingent payment, was approximately $65.2 million of which $60.7 million was paid in cash and $1.0 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on November 30, 2023. As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having an initial fair value of $3.5 million value on December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess any of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to these reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model. On June 30, 2022, the fair value of this put right was $3.5 million.  The increase was reflected in the consolidated statement of income in the line item – Loss on revaluation of put-right liability.

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

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy with the previous owners retaining 35%. The purchase price was approximately $10.7 million, of which $8.6 million was paid in cash, $1.0 million was payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The business criteria were met and accordingly $1.0 million was paid in July 2022. The note accrues interest at 3.25% per annum and the principal and interest are payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

Index
On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the previous owners retaining 30%. When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $11.6 million, of which $11.3 million was paid in cash and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on March 31, 2023.

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):

		Physical Therapy
	IIPS*	Operations	Total
Cash paid, net of cash acquired	$63,193	$23,544	$86,737
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	1,000	1,000
Seller put right	3,522	-	3,522
Total consideration	$70,485	$26,181	$96,666

Estimated fair value of net tangible assets acquired:
Total current assets	$5,588	$1,891	$7,479
Total non-current assets	12,620	7,014	19,634
Total liabilities	(4,842)	(8,399)	(13,241)
Net tangible assets acquired	$13,366	$506	$13,872
Customer and referral relationships	21,127	7,969	29,096
Non-compete agreements	500	415	915
Tradenames	5,141	2,144	7,285
Goodwill	58,257	27,103	85,360
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,181	$96,666

*	Industrial injusry prevention services

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

The purchase price plus the fair value of the non-controlling interest for the acquisitions in 2022 and those acquired after June 30, 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on June 30, 2022 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.  The purchase price allocation for the March 2021 and the June 2021 Acquisitions have been finalized. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2021.

Index
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

Revenue from the industrial injury prevention services segment, which is included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments and performance optimization. Revenue from the industrial injury prevention services segment is recognized when obligations under the terms of the contract are satisfied. Revenue is recognized at an amount equal to the consideration the Company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

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

Index
The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net patient revenue	$118,196	$113,238	$227,734	$212,492
Other revenue	898	918	1,770	1,464
Physical therapy operations	$119,094	$114,156	$229,504	$213,956
Management contract revenue	2,125	2,739	4,351	5,297
Industrial injury prevention services revenue	19,437	10,033	38,505	20,043
	$140,656	$126,928	$272,360	$239,296

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

In the 2023 MPFS Proposed Rule published on July 7, 2022, CMS proposed a 4.4% reduction in the Physician Fee Schedule conversion factor.  In addition, the Consolidated Appropriations Act, 2021 included a reduction in Medicare payment rates of approximately 3% in 2024.  These payment reductions are expected to take effect unless regulatory or Congressional action results in modifications to such rates as has occurred in 2021 and 2022.

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

Index
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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of June 30, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the six months ended June 30, 2022, and 2021, respectively, net patient revenue from Medicare was approximately $74.9 million and $62.1 million, respectively.

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

Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on June 30, 2022.

Index
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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$11,195	$12,436	$19,994	$20,609
(Charges) credit to retained earnings:
Revaluation of redeemable non-controlling interest	210	(2,549)	57	(9,819)
Tax effect at statutory rate (federal and state) of 25.55%	(54)	651	(15)	2,508
	$11,351	$10,538	$20,036	$13,298

Earnings per share (basic and diluted)	$0.87	$0.82	$1.55	$1.03

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,998	12,902	12,968	12,886

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

Index
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
10.
The Non-Compete Agreement applies to a restricted region which is a defined mile radius from the Therapy Practice. That is, an Employed Selling Shareholder is permitted to engage in competing businesses or activities outside the defined mileage (after such Employed Selling Shareholder no longer is employed by NewCo) and a Selling Shareholder who is not employed by NewCo immediately is permitted to engage in the competing business or activities outside the defined mileage.

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

Index
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

3.
For the Put Right and the Call Right, the purchase price is derived from a formula based on a specified multiple of NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of NewCo (the “Redemption Amount”). NewCo’s earnings are distributed monthly based on available cash within NewCo. Therefore, the undistributed earnings amount is small, if any.

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

1.
Prior to the acquisition, the Progressive Subsidiaries were owned by a legal entity (“Progressive Parent”) controlled by its individual owners (the “Progressive Selling Shareholders”), who work in and manage the Progressive business.

2.
In conjunction with the acquisition, the Selling Shareholders caused the Progressive Parent to transfer its ownership of the Progressive Subsidiaries into a newly-formed limited liability company (“Progressive NewCo”), in exchange for one hundred percent (100%) of the membership interests in NewCo. Therefore, in this step, NewCo became wholly-owned by the Selling Shareholders.

3.
The Company entered into an agreement (the “Progressive Purchase Agreement”) to acquire from the Selling Shareholders a majority of the membership interest in NewCo. The consideration for the acquisition is primarily payable in the form of cash at closing, a relatively small portion paid in cash after the closing contingent on certain performance criteria, and a small note in lieu of an escrow (the “Progressive Purchase Price”).

Index
4.	The Company and the Selling Shareholders also executed an operating agreement (the “Progressive Operating Agreement”) for NewCo that sets forth the rights and obligations of the members of NewCo.

5.
As noted above, the Company did not purchase 100% of the membership interests in NewCo and the Selling Shareholders retained a portion of the membership interest in NewCo (“Progressive Selling Shareholders’ Interest”).

6.
The Company and the Selling Shareholders executed a non-compete agreement (the “Progressive Non-Compete Agreement”) which restricts the Selling Shareholders from competing for a specified period of time (the “Progressive Non-Compete Term”).

7.	The Non-Compete Term commences as of the date of the Acquisition and expires on the later of:

a.	Two years after the date a Selling Shareholder no longer is involved in the management of NewCo or

b.	Seven years from the date of the acquisition.

8.	The Non-Compete Agreement applies to the entire United States.

9.	The Put Right (as defined below) and the Call Right (as defined below) do not have an expiration date.

The Operating Agreement contains provisions for the redemption of the Selling Shareholder’s Interest, either at the option of the Company (the “Progressive Call Right”) or at the option of the Selling Shareholder (the “Progressive Put Right”) as follows:

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

Index
For the dates indicated, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Beginning balance	$158,008	$138,924	$155,262	$132,340
Operating results allocated to redeemable non-controlling interest partners	2,626	3,611	5,183	6,064
Distributions to redeemable non-controlling interest partners	(2,328)	(2,622)	(4,731)	(6,216)
Changes in the fair value of redeemable non-controlling interest	(210)	2,549	(57)	9,819
Purchases of redeemable non-controlling interest	(7,138)	(4,707)	(9,596)	(9,536)
Acquired interest	-	5,556	4,946	10,719
Sales of redeemable non-controlling interest - temporary equity	2,187	-	2,187	319
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(1,843)	-	(1,843)	(287)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	98	26	49	115
Ending balance	$151,400	$143,337	$151,400	$143,337

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021

Contractual time period has lapsed but holder’s employment has not terminated	$73,204	$73,915
Contractual time period has not lapsed and holder’s employment has not terminated	78,196	69,422
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$151,400	$143,337

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021

Beginning balance	$434,679	$345,646
Goodwill acquired	12,114	89,746
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(4,032)	(713)
Ending balance	$442,761	$434,679

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2022, and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Tradenames	$39,838	$38,790
Customer and referral relationships, net of accumulated amortization of $20,772 and $17,762, respectively	51,047	45,643
Non-compete agreements, net of accumulated amortization of $6,717 and $6,450, respectively	1,770	1,949
	$92,655	$86,382

Index
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

The following table details the amount of amortization expense recorded for intangible assets for the three months ended June 30, 2022, and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Customer and referral relationships	$1,339	$778	$3,011	$1,561
Non-compete agreements	120	138	267	177
	$1,459	$916	$3,278	$1,738

Based on the balance of referral relationships and non-compete agreements as of June 30, 2022, the expected amount to be amortized in 2022 and thereafter by year is as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$2,745	2022 (excluding the six months ended June 30, 2022)	$267
2023	$5,393	2023	$477
2024	$5,228	2024	$421
2025	$5,084	2025	$355
2026	$4,616	2026	$216
Thereafter	$27,981	Thereafter	$34

8. ACCRUED EXPENSES

Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Salaries and related costs	$19,524	$23,569
Credit balances due to patients and payors	7,875	6,649
Group health insurance claims	2,038	1,984
Closure costs	285	498
Federal taxes payable	1,754	2,716
Contingent payments related to acquisition	1,000	1,000
Settlement of a legal matter	-	2,750
Other	8,770	6,539
Total	$41,246	$45,705

In January 2022, to avoid the legal fees and discovery costs in defending a legal matter and the uncertainty of protracted litigation, the Company entered into a settlement agreement. The Company admitted no liability or wrongdoing. Under the terms of the settlement, the Company agreed to make payments which amounted to $2.75 million, of which $2.6 million was recorded as an expense in 2021.

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, January and 2021 (hereafter referred to as (“Amended Credit Agreement”).

On June 17, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

Index
Amounts outstanding under the Amended Credit Agreement and Credit Agreement (as defined above) and notes payable as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Revolving Facilitiy	$-	$-	$-	$114,000	$-	$114,000
Term Facility	150,000	2,027	147,973	-	-	-
Other Debt	5,696	-	5,696	4,417	-	4,417
Total Debt	$155,696	$2,027	$153,669	$118,417	$-	$118,417
Less: Current portion of long-term debt	5,188	408	$4,780	830	-	830
Total long-term debt, net of current portion	$150,508	$1,619	$148,889	$117,587	$-	$117,587

The Credit Agreement, which matures on June 17, 2027, provides for loans in an aggregate principal amount of $325 million. Such loans were made available through the following facilities (collectively, the “Senior Credit Facilities”):

1)	Revolving Facility: $175 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $12 million sublimit for the issuance of standby letters of credit and a $15 million sublimit for swingline loans (each, a “Swingline Loan”).

2)
Term Facility: $150 million term loan facility (the “Term Facility”). The Term Facility amortizes in quarterly installments of: (a) 0.625% in each of the first two years, (b) 1.250% in the third and fourth year, and (c) 1.875% in the fifth year of the Credit Agreement. The remaining outstanding principal balance of all term loans is due on the maturity date.

The proceeds of the Revolving Facility shall be used by the Company for working capital and other general corporate purposes of the Company and its subsidiaries, including to fund future acquisitions and invest in growth opportunities. The proceeds of the Term Facility were used by the Company to refinance the indebtedness outstanding under the Amended Credit Agreement, to pay fees and expenses incurred in connection with the transactions involving the loan facilities, for working capital and other general corporate purposes of the Company and its subsidiaries.

The Company is permitted to increase the Revolving Facility and/or add one or more tranches of term loans in an aggregate amount not to exceed the sum of (i) $100 million plus (ii) an unlimited additional amount, provided that (in the case of clause (ii)), after giving effect to such increases, the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) would not exceed 2.0:1.0, and the aggregate amount of all incremental increases under the Revolving Facility does not exceed $50,000,000.

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR (as defined in the Credit Agreement) plus an applicable margin or, at the option of the Company, an alternate base rate plus an applicable margin. Each Swingline Loan shall bear interest at the base rate plus the applicable margin. The applicable margin for Term SOFR borrowings ranges from 1.50% to 2.25%, and the applicable margin for alternate base rate borrowings ranges from 0.50% to 1.25%, in each case, based on the Consolidated Leverage Ratio of the Company and its subsidiaries. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

The Company will also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). Such unused fee will range between 0.25% and 0.35% per annum and is also based on the Consolidated Leverage Ratio of the Company and its subsidiaries. The Company may prepay and/or repay the revolving loans and the term loans, and/or terminate the revolving loan commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio, and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default.

Index
The Company’s obligations under the Credit Agreement are guaranteed by its wholly-owned material domestic subsidiaries (each, a “Guarantor”), and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.

As of June 30, 2022, $150.0 million was outstanding on the Senior Credit Facilities, resulting in $175.0 million of availability. As of June 30, 2022, the Company was in compliance with all of the covenants contained in the Credit Agreement.

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

10. DERIVATIVE INSTRUMENTS

The Company is exposed to certain market risks during the ordinary course of business due to adverse changes in interest rates. The exposure to interest rate risk primarily results from the Company’s variable-rate borrowing. The Company may elect to use derivative financial instruments to manage risks from fluctuations in interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates can be volatile and the Company’s risk management activities do not eliminate these risks.

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which has a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR, and pays a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period will also include an applicable margin based on the Company’s consolidated leverage ratio.

In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2022 are presented in the table below (in thousands):

	Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Unrealized loss on cash flow hedge	(531)	-	(531)	-
Tax effect at statutory rate (federal and state) of 25.55%	136	-	136	-
Other Comprehensive loss	$(395)	$-	$(395)	$-

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

Index
The carrying and fair value of the Company’s interest rate derivatives (included in current liabilities) were as follows:

	June 30, 2022	June 30, 2021

Interest rate swap	$(531)	$-

11. LEASES

The Company has operating leases for its corporate offices and operating facilities. The Company determines if an arrangement is a lease at the inception of a contract. Effective January 1, 2019, right- of-use assets and operating lease liabilities are included in the consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent net present value of the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the net present value of the fixed lease payments over the lease term. The Company’s operating lease terms are generally five years or less. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

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

For the three and six months ended June 30, 2022, the components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$8,700	$7,895	$17,104	$15,624
Short-term lease cost	259	361	580	729
Variable lease cost	1,994	1,628	3,926	3,239
Total lease cost *	$10,953	$9,884	$21,610	$19,592

*Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$8,940	$8,258	$17,557	$16,370

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$15,595	$12,976	$21,606	$20,873

Index
The aggregate future lease payments for operating leases as of June 30, 2022 were as follows (in thousands):

Fiscal Year	Amount
2022 (excluding the six months ended June 30, 2022)	$17,829
2023	31,725
2024	25,292
2025	18,060
2026	11,613
2027 and therafter	11,135
Total lease payments	$115,654
Less: imputed interest	5,795
Total operating lease liabilities	$109,859

Average lease terms and discount rates were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-average remaining lease term - Operating leases	4.19 Years	4.11 Years	4.19 Years	4.11 Years

Weighted-average discount rate - Operating leases	2.48%	3.0%	2.48%	3.0%

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

The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net operating revenue:
Physical therapy operations	$121,219	$116,895	$233,855	$219,253
Industrial injury prevention services	19,437	10,033	38,505	20,043
Total Company	$140,656	$126,928	$272,360	$239,296

Gross profit:
Physical therapy operations	$26,698	$31,761	$49,135	$54,935
Industrial injury prevention services	4,123	2,543	8,274	5,265
Gross profit	$30,821	$34,304	$57,409	$60,200

Total Assets:
Physical therapy operations			$414,172	$545,449
Industrial injury prevention services			382,272	203,977
Total Company			$796,444	$749,426

13. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through one of the subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the joint venture, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of June 30, 2022, is $12.3 million. For the six months ended June 30, 2022, the earnings amounted to$679 thousand and $548 thousand was distributed to the Company.

Index
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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 137,363 shares (based on the closing price of $109.20 on June 30, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three and six months ended June 30, 2022.

15. RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

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

References to “we,” “us,” “our” and the “Company” shall mean U.S. Physical Therapy, Inc. and its subsidiaries.

EXECUTIVE SUMMARY

Our Business

We operate outpatient physical therapy clinics that provide pre- and post-operative care and treatment for a variety of orthopedic-related disorders and sports-related injuries, neurologically-related injuries and rehabilitation of injured workers. We also operate an industrial injury prevention services (“IIPS”) business which includes onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments services.

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

At June 30, 2022, we operated 608 clinics in 39 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 33 such third-party facilities under management as of June 30, 2022.

During the 2021 year and for the six months ended June 30, 2022, we completed the acquisitions of four multi-clinic practices and two industrial injury services businesses as detailed below.

Acquisition	Date	Acquired	Clinics
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS*
September 2021 Acquisition	September 30, 2021	100%	IIPS*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*Industrial injury prevention services business

During the six months ended June 30, 2022, we closed three clinics and sold five clinics.

Employees

Our strategy is to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention services businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of June 30, 2022 we employed approximately 5,809 people nationwide, of which approximately 3,158 were full-time employees.

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

RESULTS OF OPERATIONS

Summary of 2022 Second Quarter Compared to the 2021 Second Quarter Results

For the three months ended June 30, 2022 (“2022 Second Quarter”), our net income attributable to our shareholders was $11.2 million as compared to $12.4 million for the three months ended June 30, 2021 (“2021 Second Quarter”).  In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. Inclusive of the charge for revaluation of non-controlling interest, net of taxes, the amount is $11.4 million, or $0.87 per diluted share, for the 2022 Second Quarter, and $10.5 million, or $0.82 per diluted share, for the 2021 Second Quarter.

For the 2022 Second Quarter, our Operating Results, a non-GAAP measure, was $11.7 million, or $0.90 per diluted share, the second highest quarterly amount in our Company’s history, as compared to $12.4 million, or $0.96 per diluted share, for the 2021 Second Quarter, the highest quarterly amount in our Company’s history.

For the six months ended June 30, 2022 (“2022 Six Months”), our net income attributable to our shareholders was $20.0 million and was $20.6 million for the six months ended June 30, 2022 (“2021 Six Months”).  Inclusive of the charge for revaluation of non-controlling interest, net of taxes, the amount is $20.0 million, or $1.55 per diluted share, for the 2022 Six Months, and $13.3 million, or $1.03 per diluted share, for the 2021 Six Months.

For the 2022 Six Months, our Operating Results, a non-GAAP measure, was $20.0 million, or $1.54 per diluted share, a decrease of 3.0%, as compared to $20.6 million, or $1.60 per diluted share, for the 2021 Second Quarter.

We believe providing Operating Results is useful to investors for comparing our period-to-period results and for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures. We use Operating Results, which eliminates certain items described above that can be subject to volatility and unusual costs, as one of the principal measures to evaluate and monitor financial performance.

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

Index
The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results (in thousands, except per share data):

	Three Months Ended June 30,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$11,195	$12,436
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	210	(2,549)
Tax effect at statutory rate (federal and state) of 25.55%	(54)	651
	$11,351	$10,538

Earnings per share (basic and diluted)	$0.87	$0.82

Adjustments:
Change in revaluation of put-right liability	617	-
Revaluation of redeemable non-controlling interest	(210)	2,549
Tax effect at statutory rate (federal and state)	(104)	(651)
Operating Results (a non-GAAP measure)	$11,654	$12,436

Basic and diluted Operating Results per share (a non-GAAP measure)	$0.90	$0.96

Shares used in computation - basic and diluted	12,998	12,902

	Six Months Ended June 30,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$19,994	$20,609
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	57	(9,819)
Tax effect at statutory rate (federal and state) of 25.55%	(15)	2,508
	$20,036	$13,298

Earnings per share (basic and diluted)	$1.55	$1.03

Adjustments:
Change in revaluation of put-right liability	14	-
Revaluation of redeemable non-controlling interest	(57)	9,819
Tax effect at statutory rate (federal and state)	11	(2,508)
Operating Results (a non-GAAP measure)	$20,004	$20,609

Basic and diluted Operating Results per share (a non-GAAP measure)	$1.54	$1.60

Shares used in computation - basic and diluted	12,968	12,886

Index
The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2022	2021

Net operating revenue:
Physical therapy operations	$121,219	$116,895
Industrial injury prevention services	19,437	10,033
Total Company	$140,656	$126,928

Gross profit:
Physical therapy operations	$26,698	$31,761
Industrial injury prevention services	4,123	2,543
Gross profit	$30,821	$34,304

Total Assets:
Physical therapy operations	$414,172	$545,449
Industrial injury prevention services	382,272	203,977
Total Company	$796,444	$749,426

Revenue

Reported total revenue for the 2022 Second Quarter was $140.7 million, an increase of 10.8% as compared to $126.9 million for the 2021 Second Quarter.  See table below for a detail of reported total revenue (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021
Revenue related to Mature Clinics	$108,582	$110,105
Revenue related to 2022 Clinic Additions	3,117	-
Revenue related to 2021 Clinic Additions	6,191	2,414
Revenue from clinics sold or closed in 2022	306	592
Revenue from clinics sold or closed in 2021	-	127
Net patient revenue from physical therapy operations	118,196	113,238
Other revenue	898	918
Revenue from physical therapy operations	119,094	114,156
Revenue - Management contracts	2,125	2,739
Revenue - Industrial injury prevention services	19,437	10,033
Total Revenue	$140,656	$126,928

Revenue from physical therapy operations increased $4.9 million, or 4.3%, to $119.1 million for the 2022 Second Quarter from $114.2 million for the 2021 Second Quarter. Net patient revenue related to clinics opened or acquired prior to 2021 and still in operation on June 30, 2022 (“Mature Clinics”) decreased $1.5 million, or 1.4%, to $108.6 million for the 2022 Second Quarter compared to $110.1 million for the 2021 Second Quarter, due mostly to the decrease in average net patient revenue per visit. Visits for Mature Clinics (same store) for the 2022 Second Quarter decreased slightly (0.2%) as compared to the 2021 Second Quarter.

The average net patient revenue per visit was $103.18 for the 2022 Second Quarter as compared to $104.46 for the 2021 Second Quarter. Total patient visits increased 5.7% to 1,145,554 for the 2022 Second Quarter from 1,084,070 for the 2021 Second Quarter. Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Index
Revenue from the industrial injury prevention services business increased 93.7% to $19.4 million for the 2022 Second Quarter as compared to $10.0 million for the 2021 Second Quarter.  Excluding $6.8 million of revenue related to the IIPS acquisition in November 2021, IIPS revenue increased 25.5% in the 2022 Second Quarter as compared to the 2021 Second Quarter.

Revenue from management contracts decreased 22.4% to $2.1 million for the 2022 Second Quarter as compared to $2.7 million for the 2021 Second Quarter due to the termination of five management contracts.

Operating Cost

Total operating cost was $109.8 million for the 2022 Second Quarter, or 78.1% of total revenue, as compared to $92.6 million, or 73.0% of total revenue, for the 2021 Second Quarter. Operating cost related to Mature Clinics increased by $4.0 million or 5.0%, for the 2022 Second Quarter compared to the 2021 Second Quarter. In addition, operating cost related to the IIPS business increased by $7.8 million of which $5.7 million related to our November 2021 IIPS acquisition. Physical therapy total operating costs were $81.09 per visit in the 2022 Second Quarter as compared to $76.50 per visit in the 2021 Second Quarter, an increase of 6.0%.  See table below for a detail of operating cost (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021
Operating cost related to Mature Clinics	$84,216	$80,205
Operating cost related to 2022 Clinic Additions	2,692	-
Operating cost related to 2021 Clinic Additions	5,996	2,063
Operating cost related to clinics sold or closed in 2022	324	555
Operating cost related to clinics sold or closed in 2021	-	107
Operating cost related to physical therapy operations	92,898	82,930
Operating cost related to management contracts	1,622	2,203
Operating cost related to industrial injury prevention services	15,315	7,491
Total operating cost	$109,835	$92,624

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, was 56.8% of net revenue for the 2022 Second Quarter versus 54.3% for the 2021 Second Quarter. Salaries and related costs for the physical therapy operations was $66.7 million in the 2022 Second Quarter, or 56.1% of physical therapy operations revenue, as compared to $60.6 million in the 2021 Second Quarter, or 53.1% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2022 Second Quarter was $4.9 million related to 2022 and 2021 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2022 and 2021 of $0.2 million in the Second Quarter and $0.4 million in 2021 Second Quarter, salaries and related costs related to Mature Clinics increased by $2.7 million in the 2022 Second Quarter compared to the 2021 Second Quarter.  Physical therapy salaries and related costs were $58.29 per visit in the 2022 Second Quarter as compared to $55.95 per visit in the Second Quarter 2021, an increase of 4.2%. Salaries and related costs related to management contracts decreased by $0.4 million for the 2022 Second Quarter.

Salaries and related costs for the industrial injury prevention services business was $11.6 million in the 2022 Second Quarter, or 59.9% of industrial injury prevention services revenue, as compared to $6.2 million in the 2021 Second Quarter, or 62.2% of industrial injury prevention services revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the IIPS business, was 20.2% of net revenue in the 2022 Second Quarter versus 17.6% in the 2021 Second Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $24.7 million in the 2022 Second Quarter, or 20.7% of physical therapy operations revenue, as compared to $20.9 million in the 2021 Second Quarter, or 18.3% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2022 Second Quarter was $2.7 million related to 2022 and 2021 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2022 and 2021 of $0.1 million in the 2022 Second Quarter and $0.2 million in the 2021 Second Quarter, rent, supplies, contract labor and other costs for Mature Clinics increased by $1.9 million in the 2022 Second Quarter compared to the 2021 Second Quarter.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.1 million in the 2022 Second Quarter.

Index
Rent, supplies, contract labor and other costs for the industrial injury prevention services business was $3.5 million in the 2022 Second Quarter, or 18.2% of industrial injury prevention services revenue, as compared to $1.2 million in the 2021 Second Quarter, or 12.5% of net industrial injury prevention services revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.1% in the 2022 Second Quarter and for the comparable period in 2021.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.51% on June 30, 2022, as compared to 5.64% on December 31, 2021. Our days’ sales outstanding was 33 days on June 30, 2022 and 32 days on December 31, 2021.

Gross Profit

Gross profit for the 2022 Second Quarter, was $30.8 million, a decrease of $3.5 million, or approximately 10.2%, as compared to $34.3 million for the 2021 Second Quarter. The gross profit percentage was 21.9% of total revenue for the 2022 Second Quarter as compared to 27.0% for the 2021 Second Quarter. The gross profit percentage for our physical therapy operations was 22.0% for the 2022 Second Quarter as compared to 27.4% for the 2021 Second Quarter. The gross profit percentage on management contracts was 23.7% for the 2022 Second Quarter as compared to 19.6% for the 2021 Second Quarter.  The gross profit percentage for the industrial injury prevention services business was 21.2% for the 2022 Second Quarter as compared to 25.3% for the 2021 Second Quarter. The IIPS margin in 2022 has been impacted by the lower margin profile of the Company’s November 2021 IIPS acquisition The table below details the gross profit (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021

Physical therapy operations	$26,196	$31,226
Management contracts	503	536
Industrial injury prevention services	4,122	2,542
Gross profit	$30,821	$34,304

Corporate Office Costs

Corporate office costs were $10.7 million for the 2022 Second Quarter compared to $12.1 million for the 2021 Second Quarter. Corporate office costs were 7.6% of total revenue for the 2022 Second Quarter as compared to 9.5% for the 2021 Second Quarter.  The decrease was primarily due to lower estimated bonus expense in the 2022 Second Quarter compared to the 2021 Second Quarter.

Operating Income

Operating income for the 2022 Second Quarter was $20.1 million and $22.2 million for the 2021 Second Quarter. Operating income as a percentage of total revenue was 14.3% for the 2022 Second Quarter as compared to 17.5% for the 2021 Second Quarter.

Loss on Revaluation of Put-Right Liability

The loss on revaluation of put-right liability was $617,000.  As part of the IIPS business acquisition on November 30, 2021, we also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years, with such right having a $3.5 million value at June 30, 2022, as reflected on our consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Index
Provision for Income Taxes

The provision for income tax was $4.2 million for the 2022 Second Quarter and $4.6 million for the 2021 Second Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.5% for the 2022 Second Quarter and 26.9% for the 2021 Second Quarter. See table below ($ in thousands):

See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021
Income before taxes	$19,495	$22,039

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,626)	(3,611)
Non-controlling interest - permanent equity	(1,435)	(1,425)
	$(4,061)	$(5,036)

Income before taxes less net income attributable to non-controlling interest	$15,434	$17,003

Provision for income taxes	$4,239	$4,567

Percentage	27.5%	26.9%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.6 million for the 2022 Second Quarter and $3.6 million for the 2021 Second Quarter.  Net income attributable to non-controlling interest (permanent equity) was $1.4 million for the 2022 Second Quarter and million for the 2021 Second Quarter.

2022 Six Months Compared to 2021 Six Months

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Six Months Ended June 30,
	2022	2021

Net operating revenue:
Physical therapy operations	$233,855	$219,253
Industrial injury prevention services	38,505	20,043
Total Company	$272,360	$239,296

Gross profit:
Physical therapy operations	$49,135	$54,935
Industrial injury prevention services	8,274	5,265
Gross profit	$57,409	$60,200

Total Assets:
Physical therapy operations	$414,172	$545,449
Industrial injury prevention services	382,272	203,977
Total Company	$796,444	$749,426

Index
Revenue

Reported total revenue for the 2022 Six Months was $272.4 million, an increase of 13.8% as compared to $239.3 million for the 2021 Six Months.  See table below for a detail of reported total revenue (in thousands):

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Revenue related to Mature Clinics	$211,215	$208,531
Revenue related to 2022 Clinic Additions	3,312	-
Revenue related to 2021 Clinic Additions	12,346	2,465
Revenue from clinics sold or closed in 2022	861	1,104
Revenue from clinics sold or closed in 2021	-	392
Net patient revenue from physical therapy operations	227,734	212,492
Other revenue	1,770	1,464
Revenue from physical therapy operations	229,504	213,956
Revenue - Management contracts	4,351	5,297
Revenue - Industrial injury prevention services	38,505	20,043
Total Revenue	$272,360	$239,296

Revenue from physical therapy operations increased $15.5 million, or 7.3%, to $229.5 million for the 2022 Six Months from $214.0 million for the 2021 Six Months.

The average net patient revenue per visit was $103.09 for the 2022 Six Months as compared to $104.58 for the 2021 Six Months. Total patient visits increased 8.7% to 2,209,073 for the 2022 Six Months from 2,031,858 for the 2021 Six Months. Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Net patient revenue related to Mature Clinics increased $2.7 million, or 1.3%, to $211.2 million for the 2022 Six Months compared to $208.5 million for the 2021 Six Months. Visits for Mature Clinics (same store) for the 2022 Six Months increased 3.0% as compared to the 2021 Six Months. The increase in visits was partially offset by a reduction in the net patient revenue per visit.

Revenue from the industrial injury prevention services business increased 92.1% to $38.5 million for the 2022 Six Months as compared to $20.0 million for the 2021 Six Months.  Excluding $13.7 million of revenue related to the IIPS acquisition in November 2021, IIPS revenue increased 24.0% in the 2022 Six Months as compared to the 2021 Six Months.

Revenue from management contract revenue decreased 17.9% to $4.4 million for the 2022 Six Months as compared to $5.3 million for the 2021 Six Months due to the termination of certain management contracts.

Index
Operating Cost

Total operating cost was $215.0 million for the 2022 Six Months, or 78.9% of total revenue, as compared to $179.1 million, or 74.8% of total revenue, for the 2021 Six Months. Operating cost related to Mature Clinics increased by $10.1 million for the 2022 Six Months compared to the 2021 Six Months.  In addition, operating cost related to the industrial injury prevention services business increased by $15.5 million of which $11.3 million related to the recent IIPS acquisition.  See table below for a detail of operating cost (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating cost related to Mature Clinics	$166,468	$156,321
Operating cost related to 2022 Clinic Additions	3,083	-
Operating cost related to 2021 Clinic Additions	11,466	2,128
Operating cost related to clinics sold or closed in 2022	251	979
Operating cost related to clinics sold or closed in 2021	-	442
Operating cost related to physical therapy operations	181,268	159,870
Operating cost related to management contracts	3,453	4,448
Operating cost related to industrial injury prevention services	30,230	14,778
Total operating cost	$214,951	$179,096

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the industrial injury prevention services business, was 56.9% of net revenue for the 2022 Six Months versus 55.4% for the 2021 Six Months. Salaries and related costs for the physical therapy operations was $129.2 million in the 2022 Six Months, or 56.3% of physical therapy operations revenue, as compared to $116.2 million in the 2021 Six Months, or 54.3% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2022 Six Months was $8.1 million related to 2022 and 2021 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2022 and 2021 of $0.1 million in the 2022 Six Months and $0.9 million in 2021 Six Months, salaries and related costs related to Mature Clinics increased by $6.6 million in the 2022 Six Months compared to the 2021 Six Months.  Salaries and related costs related to management contracts decreased by $0.8 million for the 2022 Six Months.

Salaries and related costs for the industrial injury prevention services business was $22.7 million in the 2022 Six Months, or 59.0% of industrial injury prevention services revenue, as compared to $12.5 million in the 2021 Six Months, or 62.3% of industrial injury prevention services revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the industrial injury prevention services business, was 20.9% of net revenue in the 2022 Six Months versus 18.3% in the 2021 Six Months. Rent, supplies, contract labor and other costs for the physical therapy operations was $49.3 million in the 2022 Six Months, or 21.5% of physical therapy operations revenue, as compared to $41.0 million in the 2021 Six Months, or 19.2% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2022 Six Months was $4.7 million related to 2022 and 2021 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2022 and 2021 of $0.3 million in the 2022 Six Months and $0.5 million in the 2021 Six Months, rent, supplies, contract labor and other costs for Mature Clinics increased by $4.6 million in the 2022 Six Months compared to the 2021 Six Months.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.2 million in the 2022 Six Months.

Rent, supplies, contract labor and other costs for the industrial injury prevention services business was $7.4 million in the 2022 Six Months, or 19.1% of industrial injury prevention services revenue, as compared to $2.3 million in the 2021 Six Months, or 11.4% of net industrial injury prevention services revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.0% in the 2022 Second Quarter and 1.1% for the comparable period in 2021.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.51% at June 30, 2022, as compared to 5.64% at December 31, 2021. Our days’ sales outstanding was 33 days at June 30, 2022 and 32 days at December 31, 2021.

Index
Gross Profit

Gross profit for the 2022 Six Months, was $57.4 million, a decrease of $2.8 million, or approximately 4.6%, as compared to $60.2 million for the 2021 Six Months. The gross profit percentage was 21.1% of total revenue for the 2022 Six Months as compared to 25.2% for the 2021 Six Months. The gross profit percentage for our physical therapy operations was 21.0% for the 2022 Six Months as compared to 25.3% for the 2021 Six Months. The gross profit percentage on management contracts was 20.6% for the 2022 Six Months as compared to 16.0% for the 2021 Six Months.  The gross profit percentage for industrial injury prevention services was 21.5% for the 2022 Six Months as compared to 26.3% for the 2021 Six Months. The IIPS margin in 2022 has been impacted by the lower margin profile of our November 2021 IIPS acquisition. The table below details the gross profit (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021

Physical therapy operations	$48,236	$54,086
Management contracts	898	849
Industrial injury prevention services	8,275	5,265
Gross profit	$57,409	$60,200

Corporate Office Costs

Corporate office costs were $22.3 million for the 2022 Six Months compared to $22.9 million for the 2021 Six Months. Corporate office costs were 8.2% of total revenue for the 2022 Six Months as compared to 9.6% for the 2021 Six Months. The decrease was primarily due to lower estimated bonus expense in the 2022 Six Months than the 2021 Six Months.

Operating Income

Operating income for the 2022 Six Months were $35.1 million and $37.3 million for 2021 Six Months. Operating income as a percentage of total revenue was 12.9% for the 2022 Six Months as compared to 15.6% for the 2021 Six Months.

Loss on Revaluation of Put-Right Liability

The loss on revaluation of the put-right liability was $14,000.  As part of the IIPS business acquisition on November 30, 2021, we also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years, with such right having a $3.5 million value at June 30, 2022, as reflected on our consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Index
Provision for Income Taxes

The provision for income tax was $7.7 million for the 2022 Six Months and $7.5 million for the 2021 Six Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.9% for the 2022 Six Months and 26.7% for the 2021 Six Months. See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Income before taxes	$34,975	$36,869

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(5,183)	(6,064)
Non-controlling interest - permanent equity	(2,061)	(2,685)
	$(7,244)	$(8,749)

Income before taxes less net income attributable to non-controlling interest	$27,731	$28,120

Provision for income taxes	$7,737	$7,511

Percentage	27.9%	26.7%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $5.2 million for the 2022 Six Months and $6.1 million for the 2021 Six Months.  Net income attributable to non-controlling interest (permanent equity) was $2.1 million for the 2022 Six Months and $2.7 million for the 2021 Six Months.

Other Comprehensive Loss

Concurrently with the Credit Agreement (as defined below), we entered into an interest rate swap agreement in May 2022, which has a $150 million notional value, a maturity date of June 30, 2027 and was effective on June 30, 2022. Beginning in July 2022, we pay a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period will also include an applicable margin based on our consolidated leverage ratio. Currently, our interest rate including the applicable margin is 4.665%.  Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap at June 30, 2022, was $0.5 million, which has been included within current liabilities in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 was an unrealized loss of $0.4 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. At June 30, 2022 and December 31, 2021, we had $48.6 million and $28.6 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least June 30, 2023.

Cash and cash equivalents increased by $20.4 million from December 31, 2021 to June 30, 2022.  During the 2022 Six Months, $27.5 million was provided by operations and $211.0 million from proceeds on our Amended Credit Agreement (described below). The major uses of cash for investing and financing activities included: payments on our Revolving Facility ($175.0 million), distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($7.2 million), dividends paid to shareholders ($10.7 million), purchase of business and non-controlling interest ($20.4 million), and purchase of fixed assets ($4.6 million).

On June 17, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

The Credit Agreement, which matures on June 17, 2027, provides for loans in an aggregate principal amount of $325 million. Such loans will be available through the following facilities (collectively, the “Senior Credit Facilities”):

1)
Revolving Facility: $175 million, five-year, revolving credit facility (“Revolving Facility”), which includes a $12 million sublimit for the issuance of standby letters of credit and a $15 million sublimit for swingline loans (each, a “Swingline Loan”).

Index
2)
Term Facility: $150 million term loan facility (the “Term Facility”). The Term Facility amortizes in quarterly installments of: (a) 0.625% in each of the first two years, (b) 1.250% in the third and fourth year, and (c) 1.875% in the fifth year of the Credit Agreement. The remaining outstanding principal balance of all term loans is due on the maturity date.

The proceeds of the Revolving Facility shall be used by us for working capital and other general corporate purposes of the Company and its subsidiaries, including to fund future acquisitions and invest in growth opportunities. The proceeds of the Term Facility were used by us to refinance the indebtedness outstanding under the Second Amended and Restated Credit Agreement, to pay fees and expenses incurred in connection with the loan facilities transactions, for working capital and other general corporate purposes of our Company and its subsidiaries.

We will be permitted to increase the Revolving Facility and/or add one or more tranches of term loans in an aggregate amount not to exceed the sum of (i) $100 million plus (ii) an unlimited additional amount, provided that (in the case of clause (ii)), after giving effect to such increases, the pro forma Consolidated Leverage Ratio (as defined in the Credit Agreement) would not exceed 2.0:1.0, and the aggregate amount of all incremental increases under the Revolving Facility does not exceed $50,000,000.

The interest rates per annum applicable to the Senior Credit Facilities (other than in respect of Swingline Loans) will be Term SOFR as defined in the agreement plus an applicable margin or, at our option, an alternate base rate plus an applicable margin. Currently, our interest rate including the applicable margin is 4.665%. Interest is payable at the end of the selected interest period but no less frequently than quarterly and on the date of maturity.

We will also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). The Company may prepay and/or repay the revolving loans and the term loans, and/or terminate the revolving loan commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default.

Our obligations under the Credit Agreement are guaranteed by its wholly-owned material domestic subsidiaries (each, a “Guarantor”), and the obligations of the Company and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.

On June 30, 2022, $150.0 million was outstanding on the Term Loan and the Revolving Facility remains available resulting in $175.0 million of availability. As of June 30, 2022, we were in compliance with all of the covenants thereunder.

On March 31, 2022, we acquired a 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $11.5 million, of which $11.2 million was paid in cash and $0.3 million is in the form of a note payable.  The note accrues interest at 3.5% per annum and the principal and interest are payable on March 31, 2024.

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

Index
On November 30, 2021, we acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The initial purchase price for the 70% equity interest, not inclusive of the $2.0 million contingent payment in conjunction with the acquisition if specified future operational objectives are met, was approximately $63.2 million, of which $62.2 million was paid in cash, and $1.0 million is in the form of a note payable. The note accrues interest at 3.25% and the principal and interest is payable on November 30, 2023. The business generates approximately $27.0 million in annual revenue at a margin of approximately 20%. As part of the transaction, we also agreed to the future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.  The current owners have the right to put this transaction to us in approximately five years, with such put right having an initial $3.5 million fair value on June 30, 2022, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities.  The value of this right will be adjusted in future periods, as appropriate, with any change in fair value reflected in the Company’s consolidated statement of income.

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

On June 30, 2021, the Company acquired a 65% interest in an eight-clinic physical therapy practice with the practice founders retaining 35%. The purchase price was approximately $10.3 million, of which $9.0 million was paid in cash, $1.0 million was payable based on the achievement of certain business criteria and $0.3 million is in the form of a note payable. The business criteria were met and accordingly $1.0 million was paid in July 2022. The note accrues interest at 3.25% per annum and the principal and interest are payable on June 30, 2023. Additionally, the Company has an obligation to pay an additional amount up to $0.8 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met. The Company recorded acquisition-date fair value of this contingent liability based on the likelihood of the contingent earn-out payment. The earn-out payment will subsequently be remeasured to fair value each reporting date.

On March 31, 2021, the Company acquired a 70% interest in a five-clinic physical therapy practice with the practice founders retaining 30%.  When acquired, the practice was developing a sixth clinic which has been completed. The purchase price for the 70% interest was approximately $12.0 million, of which $11.7 million was paid in cash and $0.3 million is in the form of a note payable.  The note accrues interest at 3.25% per annum and the principal and interest are payable on March 31, 2023.

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

Index
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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of June 30, 2022 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interest that occurred in 2018 through June 2022. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At June 30, 2022, the balance on these notes payable was $5.7 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of June 30, 2022, we have accrued $7.9 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of June 30, 2022, there are currently an additional estimated  137,363 shares (based on the closing price of $109.20 on June 30, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the six months ended June 30, 2022.

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

•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;

Index
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•	availability and cost of qualified physical therapists;
•	personnel productivity and retaining key personnel;
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

In addition to the above, see Risk Factors in Part 2 - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and the additional risk factor below:

Our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing, and our ability to operate our business.

We have outstanding debt obligations that could adversely affect our financial condition and limit our ability to successfully implement our business strategy. Furthermore, from time to time, we may need additional financing to support our business and pursue our business strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot assure that additional financing will be available to us on favorable terms when required, or at all.
Our loan agreements contain certain restrictions and requirements that among other things:
•	require us to maintain a quarterly fixed charge coverage ratio and minimum working capital ratio;
•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;
•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;
•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and
•	impose on us financial and operational restrictions.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in our Annual Report on Form 10-K filed on March 1, 2022. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

If we fail to satisfy our debt service obligations or the other restrictions and requirements in our loan agreements, we could be in default. Unless cured or waived, a default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

Our outstanding loans bear interest at variable rates. In response to the variable rates, we entered into entered into an interest rate swap agreement.  See above for further discussion of this swap agreement.

Index
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

The Company is exposed to certain market risks during the ordinary course of business due to adverse changes in interest rates. The exposure to interest rate risk primarily results from the Company’s variable-rate borrowing. The Company may elect to use derivative financial instruments to manage risks from fluctuations in interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in interest rates can be volatile and the Company’s risk management activities do not eliminate these risks.

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, which has a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% plus an additional margin on a quarterly basis. The total interest rate in any period will also include an applicable margin based on our Consolidated Leverage Ratio.

We designated the interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. We have been a defendant in these cases in the past and may be named as a defendant in similar cases from time to time in the future.

ITEM 1A.	RISK FACTORS.

Our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing, and our ability to operate our business.

We have outstanding debt obligations that could adversely affect our financial condition and limit our ability to successfully implement our business strategy. Furthermore, from time to time, we may need additional financing to support our business and pursue our business strategy, including strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. We cannot provide assurances that additional financing will be available to us on favorable terms when required, or at all.

Our loan agreements contain certain restrictions and requirements that among other things:
•	require us to maintain a quarterly fixed charge coverage ratio and minimum working capital ratio;
•	limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions, to fund growth or for general corporate purposes;
•	limit our future ability to refinance our indebtedness on terms acceptable to us or at all;
•	limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan; and
•	impose on us financial and operational restrictions.

Index
Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in our Annual Report on Form 10-K filed on March 1, 2022. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

If we fail to satisfy our debt service obligations or the other restrictions and requirements in our loan agreements, we could be in default. Unless cured or waived, a default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

Our outstanding loans bear interest at variable rates. In response to the variable rates, we entered into entered into an interest rate swap agreement.  See above for further discussion of this swap agreement.

Index
ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1+
Third Amended and Restated Credit Agreement dated as of June 17, 2022 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed with the SEC on June 21, 2022.]

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

U.S. PHYSICAL THERAPY, INC.

Date: August 8, 2022	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)