Form 10-Q
period 2022-09-30
U S PHYSICAL THERAPY INC /NV
filed 2022-11-08
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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

As of November 8, 2022, the number of shares outstanding (issued less treasury stock) of the registrant’s common stock, par value $.01 per share, was: 13,001,589.

PART I—FINANCIAL INFORMATION - UNAUDITED

Index
ITEM 1.	FINANCIAL STATEMENTS.

U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$37,914	$28,567
Patient accounts receivable, less allowance for credit losses of $2,964 and $2,768, respectively	49,747	46,272
Accounts receivable - other	19,146	16,144
Other current assets	6,085	4,183
Total current assets	112,892	95,166
Fixed assets:
Furniture and equipment	62,006	58,743
Leasehold improvements	41,961	39,194
Fixed assets, gross	103,967	97,937
Less accumulated depreciation and amortization	78,960	74,958
Fixed assets, net	25,007	22,979
Operating lease right-of-use assets	100,967	96,427
Investment in unconsolidated affiliate	11,978	12,215
Goodwill	449,548	434,679
Other identifiable intangible assets, net	93,697	86,382
Other assets	5,619	1,578
Total assets	$799,708	$749,426
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$4,471	$3,268
Accounts payable - due to seller of acquired business	3,203	3,203
Accrued expenses	33,784	45,705
Current portion of operating lease liabilities	32,540	30,475
Current portion of term loan and notes payable	7,490	830
Total current liabilities	81,488	83,481
Notes payable, net of current portion	2,912	3,587
Revolving line of credit	-	114,000
Term Loan, net of current portion and deferred financing costs	143,778	-
Deferred taxes	23,838	14,385
Operating lease liabilities, net of current portion	76,907	74,185
Other long-term liabilities	4,026	7,345
Total liabilities	332,949	296,983

Redeemable non-controlling interest - temporary equity	148,155	155,262

Commitments and Contingencies

U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,216,326 and 15,126,160 shares issued, respectively	152	151
Additional paid-in capital	108,515	102,688
Accumulated other comprehensive gain	4,424	-
Retained earnings	235,683	224,395
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	317,146	295,606
Non-controlling interest - permanent equity	1,458	1,575
Total USPH shareholders’ equity and non-controlling interest - permanent equity	318,604	297,181
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$799,708	$749,426

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30,2022	September 30, 2021

Net patient revenue	$116,710	$112,327	$344,444	$324,819
Other revenue	22,892	13,566	67,518	40,370
Net revenue	139,602	125,893	411,962	365,189
Operating cost:
Salaries and related costs	81,786	70,492	236,874	203,173
Rent, supplies, contract labor and other	29,696	24,244	86,703	68,095
Provision for credit losses	1,336	1,358	4,192	3,922
Total operating cost	112,818	96,094	327,769	275,190

Gross profit	26,784	29,799	84,193	89,999

Corporate office costs	11,889	12,867	34,186	35,815
Operating income	14,895	16,932	50,007	54,184

Other income and expense
Resolution of a payor matter	-	1,216	-	1,216
Change in fair value of contingent earn-out consideration	2,000	-	2,000	-
Equity in earnings of unconsolidated affiliate	304	-	983	-
Interest and other income, net	65	58	790	158
Gain on revaluation of put-right liability	785	-	771	-
Interest expense - debt and other	(2,013)	(268)	(3,540)	(751)
Total other income and expense	1,141	1,006	1,004	623
Income before taxes	16,036	17,938	51,011	54,807

Provision for income taxes	3,215	3,815	10,952	11,326

Net income	12,821	14,123	40,059	43,481

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,037)	(2,605)	(7,220)	(8,669)
Non-controlling interest - permanent equity	(1,227)	(1,509)	(3,288)	(4,194)
	(3,264)	(4,114)	(10,508)	(12,863)

Net income attributable to USPH shareholders	$9,557	$10,009	$29,551	$30,618

Basic and diluted earnings per share attributable to USPH shareholders	$0.72	$0.66	$2.27	$1.69

Shares used in computation - basic and diluted	13,001	12,909	12,979	12,894

Dividends declared per common share	$0.41	$0.38	$1.23	$1.08

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income	$12,821	$14,123	$40,059	$43,481
Other comprehensive loss
Unrealized gain on cash flow hedge	6,473	-	5,942	-
Tax effect at statutory rate (federal and state) of 25.55%	(1,654)	-	(1,518)	-
Comprehensive income	$17,640	$14,123	$44,483	$43,481

Comprehensive income attributable to non-controlling interest	(3,264)	(4,114)	(10,508)	(12,863)
Comprehensive income attributable to USPH shareholders	$14,376	$10,009	$33,975	$30,618

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net income including non-controlling interest and earnings from unconsolidated affiliates, net	$40,059	$43,481
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	10,950	8,519
Provision for credit losses	4,192	3,922
Equity-based awards compensation expense	5,462	6,280
Deferred income taxes	6,077	1,292
Change in revaluation of put-right liability	(771)	-
Change in fair value of contingent earn-out consideration	(2,000)	-
(Gain) loss on sale of clinics and fixed assets	(643)	113
Earnings in unconsolidated affiliate	(983)	-
Unrealized gain on cash flow hedge	(5,942)	-
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(7,585)	(7,513)
(Increase) decrease in accounts receivable - other	(4,551)	(738)
(Decrease) increase in other assets	1,669	(195)
(Decrease) Increase in accounts payable and accrued expenses	(4,568)	4,529
(Decrease) increase in other long-term liabilities	(128)	811
Net cash provided by operating activities	41,238	60,501

INVESTING ACTIVITIES
Purchase of fixed assets	(7,290)	(5,996)
Purchase of majority interest in businesses, net of cash acquired	(18,573)	(22,589)
Purchase of redeemable non-controlling interest, temporary equity	(14,096)	(14,916)
Purchase of non-controlling interest, permanent equity	(280)	(1,093)
Proceeds on sales of partnership interest, clinics and fixed assets	740	136
Distributions from unconsolidated affiliate	1,220	-
Sale of non-controlling interest - permanent	-	131
Proceeds on sales of redeemable non-controlling interest-temporary	401	69
Net cash used in investing activities	(37,878)	(44,258)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(11,760)	(14,330)
Cash dividends paid to shareholders	(15,990)	(13,934)
Proceeds from revolving line of credit	61,000	193,000
Proceeds from term loan	150,000	-
Payments on revolving line of credit	(175,000)	(176,000)
Principal payments on notes payable	(496)	(4,662)
(Payment) receipt of Medicare Accelerated and Advance Funds	-	(14,054)
Payment of deferred financing costs	(1,779)	-
Other	12	7
Net cash used in financing activities	5,987	(29,973)

Net decrease in cash and cash equivalents	9,347	(13,730)
Cash and cash equivalents - beginning of period	28,567	32,918
Cash and cash equivalents - end of period	$37,914	$19,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,529	$10,777
Interest paid	$2,159	$1,195
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$824	$1,800
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$1,074	$1,302
Notes payable related to purchase of non-controlling interest, permanent equity	$576	$-
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$1,580	$914

See notes to consolidated financial statements.

Index
U. S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN THOUSANDS)
(unaudited)
	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2022	15,219	152	$106,801	(395)	$232,247	(2,215)	$(31,628)	$307,177	$1,756	$308,933
Issuance of restricted stock, net of cancellations	(3)	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(147)	-	-	(147)	-	(147)
Compensation expense - equity-based awards	-	-	1,802	-	-	-	-	1,802	-	1,802
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-	-
Purchase of partnership interests - non-controlling interest	-	-	(88)	-	-	-	-	(88)	(6)	(94)
Dividends paid to USPH shareholders	-	-	-	-	(5,331)	-	-	(5,331)	-	(5,331)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,519)	(1,519)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(643)	-	-	(643)	-	(643)
Other	-	-	-	-	-	-	-	-	-	-
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,227	1,227
Net income attributable to USPH shareholders	-	-	-	-	9,557	-	-	9,557	-	9,557
Other comprehensive gain	-	-	-	4,819	-	-	-	4,819	-	4,819
Balance September 30, 2022	15,216	152	$108,515	$4,424	$235,683	(2,215)	$(31,628)	$317,146	$1,458	$318,604

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2022	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2021	$15,126	151	$102,688	-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(144)	-	-	(144)	-	(144)
Compensation expense - equity-based awards	-	-	5,462	-	-	-	-	5,462	-	5,462
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	707	-	-	-	-	707	-	707
Purchase of partnership interests - non-controlling interest	-	-	(353)	-	-	-	-	(353)	(101)	(454)
Dividends paid to USPH shareholders	-	-	-	-	(15,990)	-	-	(15,990)	-	(15,990)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(3,990)	(3,990)
Deferred taxes related to redeemable non-controlling interest - temporary equity	-	-	-	-	(2,129)	-	-	(2,129)	-	(2,129)
Other	-	-	11	-	-	-	-	11	686	697
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	3,288	3,288
Net income attributable to USPH shareholders	-	-	-	-	29,551	-	-	29,551	-	29,551
Other comprehensive gain	-	-	-	4,424	-	-	-	4,424	-	4,424
Balance September 30, 2022	15,216	152	$108,515	$4,424	$235,683	(2,215)	$(31,628)	$317,146	$1,458	$318,604

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the three months ended September 30, 2021	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance June 30, 2021	15,121	151	$99,039	$-	$216,286	(2,215)	$(31,628)	$283,848	$963	$284,811
Issuance of restricted stock, net of cancellations	5	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(1,542)	-	-	(1,542)	-	(1,542)
Compensation expense - equity-based awards	-	-	2,877	-	-	-	-	2,877	-	2,877
Purchase of non-controlling interest	-	-	-	-	(619)	-	-	(619)	(49)	(668)
Sale of non-controlling interest, net of purchases	-	-	-	-	130	-	-	130	131	261
Dividends paid to USPT shareholders	-	-	-	-	(4,906)	-	-	(4,906)	-	(4,906)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(1,730)	(1,730)
Other	-	-	6	-	(20)	-	-	(14)	10	(4)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	1,509	1,509
Net income attributable to USPH shareholders	-	-	-	-	10,009	-	-	10,009	-	10,009
Balance September 30, 2021	15,126	151	$101,922	$-	$219,338	(2,215)	$(31,628)	$289,783	$834	$290,617

	U.S.Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
For the nine months ended September 30, 2021	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total

Balance December 31, 2020	15,065	151	$95,622	$-	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	61	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(8,852)	-	-	(8,852)	-	(8,852)
Compensation expense - equity-based awards	-	-	6,280	-	-	-	-	6,280	-	6,280
Purchase of non-controlling interest	-	-	-	-	(619)	-	-	(619)	(49)	(668)
Sale of non-controlling interest, net of purchases	-	-	-	-	130	-	-	130	131	261
Dividends paid to USPT shareholders	-	-	-	-	(13,934)	-	-	(13,934)	-	(13,934)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(4,912)	(4,912)
Short swing profit settlement	-	-	20	-	-	-	-	20	-	20
Other	-	-	-	-	(20)	-	-	(20)	-	(20)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,194	4,194
Net income attributable to USPH shareholders	-	-	-	-	30,618	-	-	30,618	-	30,618
Balance September 30, 2021	15,126	151	$101,922	$-	$219,338	(2,215)	$(31,628)	$289,783	$834	$290,617

See notes to consolidated financial statements.

Index
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

During the nine months ended September 30, 2022, and the 2021 year, the Company completed the acquisitions of six multi-clinic practices and two industrial injury prevention businesses as detailed below.

Acquisition	Date	Acquired	Clinics
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 31, 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS*
September 2021 Acquisition	September 30, 2021	100%	IIPS*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

*	Industrial injury prevention services business

As of September 30, 2022, the Company operated 614 clinics in 40 states. The Company also manages physical therapy facilities for third parties, primarily hospital and physicians, with 40 third-party facilities under management as of September 30, 2022.

During the nine months ended September 30, 2022, the Company closed five clinics and sold five clinics.

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

Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results the Company expects for the entire year.

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

The Company did not note an impairment to long-lived assets during the three and nine months ended September 30, 2022.

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

Index
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

The Company will continue to monitor for any triggering events or other indicators of impairment as well as perform its annual assessment in the fourth quarter of 2022 to determine whether it is more likely than not that the fair value of the reporting units were reduced below their carrying value.

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

Index
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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the three and nine months ended September 30, 2022.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the three and nine months ended September 30, 2022. The Company records any interest or penalties, if required, in interest and other expense, as appropriate.

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

Index
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

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 acquisition (as described in Note 2) are both marked to fair value on a recurring basis using Level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value.  The put right associated with the potential future purchase of the separate company in the November 2021 acquisition is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 11.36%. See Note 5 for the changes in the fair value of redeemable non-controlling interest. The put right decreased $0.8 million for the three months ended September 30, 2022 and was valued at $2.8 million on September 30, 2022.

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the interest rate swap on September 30, 2022, was $5.9 million, of which 1.9 million has been included within Other current assets and $4.0 million has been included in Other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $4.8 million, net of tax, for the 2022 Third Quarter.

Segment Reporting

Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in determining the allocation of resources and in assessing performance.  The Company currently operates through two segments: physical therapy operations and industrial injury prevention services.

Use of Estimates

In preparing the Company’s consolidated financial statements, management makes certain estimates and assumptions, especially in relation to, but not limited to, goodwill impairment, tradenames and other intangible assets, allocations of purchase price, allowance for credit losses, tax provision and contractual allowances, that affect the amounts reported in the consolidated financial statements and related disclosures. Actual results may differ from these estimates.

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health insurance coverage administered by a third party. Predetermined loss limits have been arranged with an insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through September 30, 2022.

Index
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

2. ACQUISITIONS OF BUSINESSES

On September 30, 2022, the Company acquired an 80% interest in a two-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $4.2 million, of which $3.9 million was paid in cash and $0.3 million in the form of a note payable. The note accrues interest at 5.5% per annum and the principal and interest are payable on September 30, 2024.

On August 31, 2022, the Company acquired a 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $3.5 million, of which $3.3 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 5.5% per annum and the principal and interest are payable on August 31, 2024.

Index
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

The purchase price for the 2022 acquisitions has been preliminarily allocated as follows (in thousands):

Physical Therapy
Operations
Cash paid, net of cash acquired	$18,573
Seller notes	825
Contingent payments	100
Total consideration	$19,498

Estimated fair value of net tangible assets acquired:
Total current assets	$347
Total non-current assets	2,956
Total liabilities	(3,096)
Net tangible assets acquired	207
Customer and referral relationships	5,756
Non-compete agreements	346
Tradenames	1,165
Goodwill	19,522
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(7,498)
$19,498

On December 31, 2021, the Company acquired a 75% interest in a three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.6 million, of which $3.4 million was paid in cash and $0.2 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on December 31, 2023.

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

As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having an initial fair value of $3.5 million value on December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess any of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to these reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model. On September 30, 2022, the fair value of this put right was $2.8 million.  The increase was reflected in the consolidated statement of income in the line item – Change in revaluation of put-right liability.

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The Company acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to the industrial injury services business. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on September 30, 2023.

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

The purchase price for the 2021 acquisitions has been preliminarily allocated as follows (in thousands):

		Physical Therapy
	IIPS*	Operations	Total
Cash paid, net of cash acquired	$63,193	$23,544	$86,737
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	1,000	1,000
Seller put right	3,522	-	3,522
Total consideration	$70,485	$26,181	$96,666

Estimated fair value of net tangible assets acquired:
Total current assets	$5,588	$1,885	$7,473
Total non-current assets	12,620	7,014	19,634
Total liabilities	(4,842)	(8,399)	(13,241)
Net tangible assets acquired	$13,366	$500	$13,866
Customer and referral relationships	21,127	7,969	29,096
Non-compete agreements	500	415	915
Tradenames	5,141	2,144	7,285
Goodwill	58,257	27,109	85,366
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,181	$96,666

*	Industrial injury prevention services business

The results of operations of the acquired clinics have been included in the Company’s consolidated financial statements since the date of their respective acquisition.

The purchase price includes the original estimated fair value of the contingent earn-out consideration currently valued at $0.9 million. The Company determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn out payments based on the Company’s assessment of the likelihood that the benchmarks will be achieved. The fair value of the contingent earn-out consideration is reviewed quarterly over the earn-out period to compare actual revenue to estimated revenue used in our forecasts. During the nine months ended September 30, 2022, the Company revalued contingent consideration related to an acquisition, resulting in the elimination of a previously booked liability of $2.0 million.

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

Index
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

The purchase price plus the fair value of the non-controlling interest for the acquisitions in 2022 and those acquired after September 30, 2021 was allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. tradenames, referral relationships and non-compete agreements, and liabilities assumed based on the estimated fair values at the acquisition date, with the amount in excess of fair values being recorded as goodwill. The Company is in the process of completing its formal valuation analysis of the acquisitions, to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used on September 30, 2022 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.  The purchase price allocations for the March 2021, June 2021 and September 2021 Acquisitions have been finalized. The Company continues to evaluate the components for the purchase price allocations for other acquisitions in 2021.

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

Index
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

The following table details the revenue related to the various categories (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net patient revenue	$116,710	$112,327	$344,444	$324,819
Other revenue	753	759	2,523	2,222
Physical therapy operations	$117,463	$113,086	$346,967	$327,041
Management contract revenue	1,984	2,313	6,335	7,611
Industrial injury prevention services revenue	20,155	10,494	58,660	30,537
Total revenue	$139,602	$125,893	$411,962	$365,189

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

In the 2022 MPFS Final Rule, there was to be an approximately 3.75% reduction to Medicare payments for physical/occupational therapy services. This was due to the expiration of the additional funding to the conversion factor provided by Congress in 2021 under the Consolidated Appropriations Act, 2021. However, this reduction was addressed in the Protecting Medicare and American Farmers from Sequester Cuts Act (“2021 Act”) signed into law on December 10, 2021. Based on various provisions in the 2021 Act, the Medicare rate reduction for 2022 was approximately 0.75%. The 2021 Act did not address the 15% reduction in Medicare payments for services performed by a physical or occupational therapist assistant, which began on January 1, 2022.

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

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years and requires automatic reductions in federal spending by approximately $1.2 trillion. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. In 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015 extended the 2% reductions to Medicare payments through fiscal year 2025. The Bipartisan Budget Act of 2018 extends the 2% reductions to Medicare payments through fiscal year 2027. The CARES Act suspended the 2% payment reduction to Medicare payments for dates of service from May 1, 2020, through December 31, 2020, and the Consolidated Appropriations Act, 2021 further suspended the 2% payment reduction through March 2021. In April 2021, additional legislation was enacted that waived the 2% payment reduction for the remainder of calendar 2021. The 2021 Act included a three-month extension of the 2% sequester relief applied to all Medicare payments through March 2022, followed by three months of 1% sequester relief through June 30, 2022. Sequester relief ended on June 30, 2022.

Index
Beginning in 2021, payments to individual therapists (Physical/Occupational Therapist in Private Practice) paid under the fee schedule may be subject to adjustment based on performance in the Merit Based Incentive Payment System (“MIPS”), which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Therapists eligible to participate in MIPS include only those therapists who are enrolled with Medicare as private practice providers and does not include therapists in facility-based providers, such as our clinics enrolled as certified rehabilitation agencies. Less than 3% of the Company’s therapist providers currently participate in MIPS. Under the MIPS requirements, a provider’s performance is assessed according to established performance standards each year and then is used to determine an adjustment factor that is applied to the professional’s payment for the corresponding payment year. The provider’s MIPS performance in 2019 determined the payment adjustment in 2021. For those therapist providers who actually participated in MIPS during 2019 and 2020, the resulting average payment adjustment in 2021 and 2022 was an increase of 1%.  The 2023 adjustment for those therapist providers who participated in MIPS during 2021 is expected to remain at an average increase of 1%.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of September 30, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the nine months ended September 30, 2022, and 2021, respectively, net patient revenue from Medicare was approximately $115.1 million and $98.3 million, respectively.

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

Index
Contractual Allowances

Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections has generally reflected a difference within approximately 1.0% to 1.5% of net revenue. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% on September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,557	$10,009	$29,551	$30,618
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(196)	(2,070)	(193)	(11,889)
Tax effect at statutory rate (federal and state) of 25.55%	50	529	49	3,038
	$9,411	$8,468	$29,407	$21,767

Earnings per share (basic and diluted)	$0.72	$0.66	$2.27	$1.69

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	13,001	12,909	12,979	12,894

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

Index
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

Index
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

2.
In conjunction with the acquisition, the Progressive Selling Shareholders caused the Progressive Parent to transfer its ownership of the Progressive Subsidiaries into a newly-formed limited liability company (“Progressive NewCo”), in exchange for one hundred percent (100%) of the membership interests in Progressive NewCo. Therefore, in this step, Progressive NewCo became wholly-owned by the Progressive Selling Shareholders.

3.
The Company entered into an agreement (the “Progressive Purchase Agreement”) to acquire from the Progressive Selling Shareholders a majority of the membership interest in Progressive NewCo. The consideration for the acquisition is primarily payable in the form of cash at closing, a relatively small portion paid in cash after the closing contingent on certain performance criteria, and a small note in lieu of an escrow (the “Progressive Purchase Price”).

4.
The Company and the Progressive Selling Shareholders also executed an operating agreement (the “Progressive Operating Agreement”) for Progressive NewCo that sets forth the rights and obligations of the members of Progressive NewCo.

5.
As noted above, the Company did not purchase 100% of the membership interests in NewCo and the Selling Shareholders retained a portion of the membership interest in NewCo (“Progressive Selling Shareholders’ Interest”).

6.
The Company and the Progressive Selling Shareholders executed a non-compete agreement (the “Progressive Non-Compete Agreement”) which restricts the Progressive Selling Shareholders from competing for a specified period of time (the “Progressive Non-Compete Term”).

7.	The Progressive Non-Compete Term commences as of the date of the Progressive acquisition and expires on the later of:

a.	Two years after the date a Progressive Selling Shareholder no longer is involved in the management of Progressive NewCo or

b.	Seven years from the date of the acquisition.

8.	The Progressive Non-Compete Agreement applies to the entire United States.

9.	The Progressive Put Right (as defined below) and the Progressive Call Right (as defined below) do not have an expiration date.

The Progressive Operating Agreement contains provisions for the redemption of the Progressive Selling Shareholder’s Interest, either at the option of the Company (the “Progressive Call Right”) or at the option of the Selling Shareholder (the “Progressive Put Right”) as follows:

1.	Progressive Put Right

a.
Each of the Progressive Selling Shareholders has the right to sell 30% of their respective residual interests on each of the 4th and 5th anniversaries of the acquisition closing, and then 10% on each of the 6th and 7th anniversaries

b.
In the event that any Progressive Selling Shareholder terminates his management relationship with Progressive NewCo for any reason on or after the seventh anniversary of the Closing Date, the Progressive Selling Shareholder has the Put Right, and upon the exercise of the Progressive Put Right, the Progressive Selling Shareholder’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

Index
2.	Progressive Call Right

a.
If any Progressive Selling Shareholder’s ceases to perform management services on behalf of Progressive NewCo, the Company thereafter shall have an irrevocable right to purchase from such Progressive Selling Shareholder his Interest, in each case at the purchase price described in “3” below.

3.
For the Progressive Put Right and the Progressive Call Right, the purchase price is derived from a formula based on a specified multiple of Progressive NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of Progressive NewCo (the “Redemption Amount”). Progressive NewCo’s earnings are distributed monthly based on available cash within Progressive NewCo; therefore, the undistributed earnings amount is small, if any.

4.
The Progressive Purchase Price for the initial equity interest purchased by the Company is also based on the same specified multiple of the trailing twelve-month earnings that is used in the Progressive Put Right and the Progressive Call Right noted above.

5.	The Progressive Put Right and the Progressive Call Right do not have an expiration date.

Neither the Progressive Operating Agreement nor the Progressive Non-Compete Agreement contain any provision to escrow or “claw back” the equity interest in Progressive NewCo held by the Progressive Selling Shareholders, in the event of a breach of the operating agreement or non-compete terms, or the management services agreement pursuant to which the Progressive Selling Shareholders perform services on behalf of Progressive NewCo. The Company’s only recourse against the Progressive Selling Shareholder for breach of any of these agreements is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with a Progressive Selling Shareholder that would result in a forfeiture of the equity interest in Progressive NewCo held by a Progressive Selling Shareholder.

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

For the dates indicated, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Beginning balance	$151,400	$143,338	$155,262	$132,340
Operating results allocated to redeemable non-controlling interest partners	2,037	2,605	7,220	8,669
Distributions to redeemable non-controlling interest partners	(3,038)	(3,202)	(7,770)	(9,418)
Changes in the fair value of redeemable non-controlling interest	196	2,071	193	11,889
Purchases of redeemable non-controlling interest	(5,574)	(6,683)	(15,170)	(16,218)
Acquired interest	2,552	-	7,498	10,719
Sales of redeemable non-controlling interest - temporary equity	143	664	2,331	983
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(58)	(627)	(1,901)	(914)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	497	51	492	167
Ending balance	$148,155	$138,217	$148,155	$138,217

Index
The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interest (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021

Contractual time period has lapsed but holder’s employment has not terminated	$74,002	$54,683
Contractual time period has not lapsed and holder’s employment has not terminated	74,153	83,534
Holder’s employment has terminated and contractual time period has expired	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-
	$148,155	$138,217

6. GOODWILL

The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021

Beginning balance	$434,679	$345,646
Goodwill acquired	19,522	89,746
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(4,653)	(713)
Ending balance	$449,548	$434,679

7. INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2022, and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Tradenames	$40,188	$38,790
Customer and referral relationships, net of accumulated amortization of $22,176 and $17,762, respectively	51,806	45,643
Non-compete agreements, net of accumulated amortization of $6,846 and $6,450, respectively	1,703	1,949
	$93,697	$86,382

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

The following table details the amount of amortization expense recorded for intangible assets for the three and nine months ended September 30, 2022, and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Customer and referral relationships	$1,404	$852	$4,415	$2,412
Non-compete agreements	129	143	396	320
	$1,533	$995	$4,811	$2,732

Index
Based on the balance of referral relationships and non-compete agreements as of September 30, 2022, the expected amount to be amortized in 2022 and thereafter by year is as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$1,421	2022 (excluding the nine months ended September 30, 2022)	$137
2023	$5,586	2023	$492
2024	$5,421	2024	$436
2025	$5,276	2025	$369
2026	$4,809	2026	$229
Thereafter	$29,293	Thereafter	$40

8. ACCRUED EXPENSES

Accrued expenses as of September 30, 2022, and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Salaries and related costs	$16,588	$23,569
Credit balances due to patients and payors	7,875	6,649
Group health insurance claims	2,888	1,984
Closure costs	238	498
Federal taxes payable	144	2,716
Contingent payments related to acquisition	520	1,000
Settlement of a legal matter	-	2,750
Other	5,531	6,539
Total	$33,784	$45,705

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

9. NOTES PAYABLE AND AMENDED CREDIT AGREEMENT

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017 and January 2021 (hereafter referred to as (“Amended Credit Agreement”).

On June 17, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and others.

Amounts outstanding under the Amended Credit Agreement and Credit Agreement (as defined above) and notes payable as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Revolving Facilitiy	$-	$-	$-	$114,000	$-	$114,000
Term Facility	150,000	1,942	148,058	-	-	-
Other Debt	6,122	-	6,122	4,417	-	4,417
Total Debt	$156,122	$1,942	$154,180	$118,417	$-	$118,417
Less: Current portion of long-term debt	7,898	408	$7,490	830	-	830
Total long-term debt, net of current portion	$148,224	$1,534	$146,690	$117,587	$-	$117,587

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

The Company is also required to pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). Such unused fee will range between 0.25% and 0.35% per annum and is also based on the Consolidated Leverage Ratio of the Company and its subsidiaries. The Company may prepay and/or repay the revolving loans and the term loans, and/or terminate the revolving loan commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

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

As of September 30, 2022, $150.0 million was outstanding on the Senior Credit Facilities, resulting in $175.0 million of availability. As of September 30, 2022, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non-controlling interests. In conjunction with these transactions in 2022 and 2021, the Company entered into notes payable in the aggregate amount of $6.0 million of which an aggregate principal payment of $0.1 million is due in 2022, $3.0 million is due in 2023 and $2.9 million is due in 2024. Interest accrues in the range of 3.25% to 5.50% per annum and is payable with each principal installment.

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

Index
Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which has a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, the Company makes interest payments based on the 1-month SOFR rate (“variable rate payment”) and receives or pays the differential between the variable rate payment and the fixed 2.815% SOFR rate on a monthly basis. Also included in the total interest payment in any period is an applicable margin based on the Company’s consolidated leverage ratio.

In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the three months and six months ended September 30, 2022 are presented in the table below (in thousands):

	Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Unrealized loss on cash flow hedge	$6,473	$-	$5,942	$-
Tax effect at statutory rate (federal and state) of 25.55%	(1,654)	-	(1,518)	-
Other Comprehensive loss	$4,819	$-	$4,424	$-

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in Other current assets and Other assets) were as follows:

	September 30, 2022	September 30, 2021
Interest rate swap:
Other current assets	$1,948	$-
Other assets	$3,995	$-

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

Index
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

For the three and nine months ended September 30, 2022, the components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$8,870	$8,114	$25,974	$23,738
Short-term lease cost	210	440	790	1,169
Variable lease cost	1,913	1,670	5,839	4,908
Total lease cost *	$10,993	$10,224	$32,603	$29,815

*Sublease income was immaterial

Lease cost is reflected in the consolidated statement of net income in the line item – rent, supplies, contract labor and other.

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$9,139	$8,354	$26,697	$24,724

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$8,011	$13,269	$29,618	$34,112

The aggregate future lease payments for operating leases as of September 30, 2022 were as follows (in thousands):

Fiscal Year	Amount
2022 (excluding the nine months ended September 30, 2022)	$9,151
2023	33,724
2024	27,159
2025	19,573
2026	12,748
2027 and therafter	13,399
Total lease payments	$115,754
Less: imputed interest	6,307
Total operating lease liabilities	$109,447

Average lease terms and discount rates were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-average remaining lease term - Operating leases	4.2 Years	4.1 Years	4.2 Years	4.1 Years

Weighted-average discount rate - Operating leases	2.7%	2.9%	2.7%	2.9%

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

Index
The following table summarizes selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net operating revenue:
Physical therapy operations	$119,447	$115,399	$353,302	$334,652
Industrial injury prevention services	20,155	10,494	58,660	30,537
Total Company	$139,602	$125,893	$411,962	$365,189

Gross profit:
Physical therapy operations	$22,379	$27,123	$71,513	$82,058
Industrial injury prevention services	4,405	2,676	12,680	7,941
Gross profit	$26,784	$29,799	$84,193	$89,999

Total Assets:
Physical therapy operations			$432,683	$583,785
Industrial injury prevention services			367,025	46,313
Total Company			$799,708	$630,098

13. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Through a subsidiary, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the joint venture, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2022, is $12.0 million. For the nine months ended September 30, 2022, the earnings amounted to $983 thousand and $1.2 million was distributed to the Company.

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 197,316 shares (based on the closing price of $76.02 on September 30, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during the three and nine months ended September 30, 2022.

15. RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

16. SUBSEQUENT EVENT

On October 31, 2022, the Company acquired 60% of the equity interests of a fourteen-clinic physical therapy practice with the practice’s owners retaining 40%. The purchase price for the 60% equity interest was approximately $19.3 million, with a potential additional amount to be paid at a later date based on the performance of the business.

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

Selected Operating and Financial Data

Our reportable segments include the physical therapy operations segment and the IIPS segment. Our physical operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIPS segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments.

On September 30, 2022, we operated 614 clinics in 40 states.  In addition to our ownership and operation of outpatient physical therapy clinics, we also manage physical therapy facilities for third parties, such as physicians and hospitals, with 40 such third-party facilities under management as of September 30, 2022.

During the 2021 year and for the nine months ended September 30, 2022, we completed the acquisitions of six multi-clinic practices and two IIPS businesses as detailed below.

Acquisition	Date	Acquired	Clinics
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 31, 2022	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	IIPS
September 2021 Acquisition	September 30, 2021	100%	IIPS
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6

During the nine months ended September 30, 2022, we closed five clinics and sold five clinics.

Index
Employees

Our strategy is to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire IIPS businesses, and support the growth of our existing businesses, which requires a talented workforce. As of September 30, 2022, we employed approximately 6,046 people nationwide, of which approximately 3,507 were full-time employees.

It is crucial that we continue to attract and retain top talent. To attract and retain talented employees, we strive to make our corporate office and all our practices and businesses a diverse and healthy workplace, with opportunities for our employees to receive continuing education, skill development, encouragement to grow and develop their career, all supported by competitive compensation, incentives, and benefits. Our clinical professionals are all licensed and a vast majority have advanced degrees. Our operational leadership teams have long-standing relationships with local and regional universities, professional affiliations, and other applicable sources that provide our practices with a talent pipeline.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2022 (“2022 Third Quarter”), our net income attributable to our shareholders was $9.6 million as compared to $10.0 million for the three months ended September 30, 2021 (“2021 Third Quarter”).  In accordance with Generally Accepted Accounting Principles (“GAAP”), the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. Inclusive of the charge for revaluation of non-controlling interest, net of taxes, the amount is $9.4 million, or $0.72 per diluted share, for the 2022 Third Quarter, and $8.5 million, or $0.66 per diluted share, for the 2021 Third Quarter. The 2022 Third Quarter included a change in the fair value of a contingent earn-out payment which had the effect of increasing net income by $1.5 million and included a gain on revaluation of a put-right liability which increased net income by $0.6 million, both net of tax.

For the 2022 Nine Months, our net income attributable to our shareholders was $29.6 million for the 2022 Nine Months and $30.6 million for 2021 Nine Months.  Inclusive of the charge for revaluation of non-controlling interest, net of taxes, the amount is $29.4 million, or $2.27 per diluted share, for the 2022 Nine Months, and $21.8 million, or $1.69 per diluted share, for the 2021 Nine Months. The 2022 Nine Months included a change in the fair value of a contingent earn-out payment which had the effect of increasing net income by $1.5 million, net of tax.

For the 2022 Third Quarter, our Operating Results, a non-GAAP measure, was $7.5 million, or $0.58 per diluted share, as compared to $10.0 million, or $0.78 per diluted share, for the 2021 Third Quarter.

For the 2022 Nine Months, our Operating Results, a non-GAAP measure, was $27.5 million, or $2.12 per diluted share, as compared to $30.6 million, or $2.37 per diluted share, for the 2021 Nine Months.

Operating Results, equals net income attributable to USPH shareholders per the consolidated statements of income less the change in the revaluation of the put-right liability and the change in the fair value of a contingent earn-out payment.  In accordance with GAAP, the revaluation of redeemable non-controlling interest, net of tax, is included in the earnings per basic and diluted share calculation, although it is not included in net income but charged directly to retained earnings.

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

Index
The following tables provide detail of the diluted earnings per share computation and reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results (in thousands, except per share data):

	Three Months Ended September 30,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$9,557	$10,009
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(196)	(2,070)
Tax effect at statutory rate (federal and state) of 25.55%	50	529
	$9,411	$8,468

Earnings per share (basic and diluted)	$0.72	$0.66

Adjustments:
Change in revaluation of put-right liability	(785)	-
Change in fair value of contingent earn-out consideration	(2,000)	-
Revaluation of redeemable non-controlling interest	196	2,070
Tax effect at statutory rate (federal and state)	661	(529)
Operating Results (a non-GAAP measure)	$7,483	$10,009

Basic and diluted Operating Results per share (a non-GAAP measure)	$0.58	$0.78

Shares used in computation - basic and diluted	13,001	12,909

	Nine Months Ended September 30,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$29,551	$30,618
Credit (charges) to retained earnings:
Revaluation of redeemable non-controlling interest	(193)	(11,889)
Tax effect at statutory rate (federal and state) of 25.55%	49	3,038
	$29,407	$21,767

Earnings per share (basic and diluted)	$2.27	$1.69

Adjustments:
Change in revaluation of put-right liability	(771)	-
Change in fair value of contingent earn-out consideration	(2,000)	-
Revaluation of redeemable non-controlling interest	193	11,889
Tax effect at statutory rate (federal and state)	659	(3,038)
Operating Results (a non-GAAP measure)	$27,488	$30,618

Basic and diluted Operating Results per share (a non-GAAP measure)	$2.12	$2.37

Shares used in computation - basic and diluted	12,979	12,894

Index
2022 Third Quarter Compared to the 2021 Third Quarter Results

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Three Months Ended September 30,
	2022	2021

Net operating revenue:
Physical therapy operations	$119,447	$115,399
Industrial injury prevention services	20,155	10,494
Total Company	$139,602	$125,893

Gross profit:
Physical therapy operations	$22,379	$27,123
Industrial injury prevention services	4,405	2,676
Gross profit	$26,784	$29,799

Total Assets:
Physical therapy operations	$432,683	$583,785
Industrial injury prevention services	367,025	46,313
Total Company	$799,708	$630,098

Revenue

Reported total revenue for the 2022 Third Quarter was $139.6 million, an increase of 10.9% as compared to $125.9 million for the 2021 Third Quarter.  See table below for a detail of reported total revenue (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Revenue related to Mature Clinics	$106,485	$106,631
Revenue related to 2022 Clinic Additions	3,707	-
Revenue related to 2021 Clinic Additions	6,481	4,869
Revenue from clinics sold or closed in 2022	37	762
Revenue from clinics sold or closed in 2021	-	65
Net patient revenue from physical therapy operations	116,710	112,327
Other revenue	753	759
Revenue from physical therapy operations	117,463	113,086
Revenue - Management contracts	1,984	2,313
Revenue - Industrial injury prevention services	20,155	10,494
Total revenue	$139,602	$125,893

Revenue from physical therapy operations increased $4.4 million, or 3.9%, to $117.5 million for the 2022 Third Quarter from $113.1 million for the 2021 Third Quarter. Net patient revenue related to clinics opened or acquired prior to 2021 and still in operation on September 30, 2022 (“Mature Clinics”) decreased slightly. Visits for Mature Clinics (same store) for the 2022 Third Quarter decreased by 1.5% as compared to the 2021 Third Quarter, while the net patient revenue per visit increased by 1.4%.

The average net patient revenue per visit was $104.01 for the 2022 Third Quarter, a $1.08 per visit increase from $102.93 for the 2021 Third Quarter. Total patient visits increased 2.8% to 1,122,070 for the 2022 Third Quarter from 1,091,329 for the 2021 Third Quarter.  Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Index
IIPS revenue was an all-time high and increased 92.1% to $20.2 million for the 2022 Third Quarter as compared to $10.5 million for the 2021 Third Quarter.  Excluding $6.8 million of revenue related to the November 2021 IIPS Acquisition, IIPS revenue increased 27.1% in the 2022 Third Quarter as compared to the 2021 Third Quarter.

Revenue from management contracts was $2.0 million for the 2022 Third Quarter as compared to $2.3 million for the 2021 Third Quarter due to the termination of five management contracts.

Operating Cost

Total operating cost was $112.8 million for the 2022 Third Quarter, or 80.8% of total revenue, as compared to $96.1 million, or 76.3% of total revenue, for the 2021 Third Quarter. Operating cost related to Mature Clinics increased by $4.3 million, or 5.2%, for the 2022 Third Quarter compared to the 2021 Third Quarter.   In addition, operating cost related to the IIPS business increased by $7.9 million of which $5.8 million related to our November 2021 IIPS Acquisition.  See table below for a detail of operating cost (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Operating cost related to Mature Clinics	$86,177	$81,911
Operating cost related to 2022 Clinic Additions	3,267	-
Operating cost related to 2021 Clinic Additions	5,366	3,748
Operating cost related to clinics sold or closed in 2022	721	504
Operating cost related to clinics sold or closed in 2021	-	69
Operating cost related to physical therapy operations	95,531	86,232
Operating cost related to management contracts	1,537	2,044
Operating cost related to industrial injury prevention services	15,750	7,818
Total operating cost	$112,818	$96,094

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the IIPS business, was 58.6% of net revenue for the 2022 Third Quarter versus 56.1% for the 2021 Third Quarter. Salaries and related costs for the physical therapy operations was $68.4 million in the 2022 Third Quarter, or 58.3% of physical therapy operations revenue, as compared to $62.5 million in the 2021 Third Quarter, or 55.3% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2022 Third Quarter was $5.7 million related to 2022 and 2021 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2022 and 2021 of $0.1 million in the Third Quarter and $0.4 million in 2021 Third Quarter, salaries and related costs related to Mature Clinics increased by $2.9 million in the 2022 Third Quarter compared to the 2021 Third Quarter.  Physical therapy total operating costs were $85.14 per visit in the 2022 Third Quarter as compared to $79.02 per visit in the 2021 Third Quarter, an increase of 7.7%.  Physical therapy salaries and related costs were $60.99 per visit in the 2022 Third Quarter as compared to $56.63 per visit in the Third Quarter 2021, an increase of 7.7%, The cost increases are primarily due to continuing labor rate pressures and the inflationary economic environment.

Salaries and related costs for the IIPS business was $12.1 million in the 2022 Third Quarter, or 59.9% of IIPS revenue, as compared to $6.3 million in the 2021 Third Quarter, or 60.8% of IIPS revenue.

Index
Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the IIPS business, was 21.3% of net revenue in the 2022 Third Quarter versus 19.3% in the 2021 Third Quarter. Rent, supplies, contract labor and other costs for the physical therapy operations was $25.7 million in the 2022 Third Quarter, or 21.9% of physical therapy operations revenue, as compared to $22.4 million in the 2021 Third Quarter, or 19.8% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2022 Third Quarter was $2.8 million related to 2022 and 2021 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2022 and 2021 of $0.7 million in the 2022 Third Quarter and $0.2 million in the 2021 Third Quarter, rent, supplies, contract labor and other costs for Mature Clinics increased by $1.3 million in the 2022 Third Quarter compared to the 2021 Third Quarter.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.1 million in the 2022 Third Quarter.

Rent, supplies, contract labor and other costs for the IIPS business was $3.7 million in the 2022 Third Quarter, or 18.6% of IIPS revenue, as compared to $1.4 million in the 2021 Third Quarter, or 13.7% of net IIPS revenue.

Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.0% in the 2022 Third Quarter and 1.1% for the comparable period in 2021.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.62% on September 30, 2022, as compared to 5.64% on December 31, 2021. Our days’ sales outstanding were both 32 days on September 30, 2022, and December 31, 2021.

Gross Profit

Gross profit for the 2022 Third Quarter, was $26.8 million, as compared to $29.8 million for the 2021 Third Quarter. The gross profit percentage was 19.2% of total revenue for the 2022 Third Quarter as compared to 23.7% for the 2021 Third Quarter. The gross profit percentage for our physical therapy operations was 18.7% for the 2022 Third Quarter as compared to 23.7% for the 2021 Third Quarter. The gross profit percentage on management contracts was 22.5% for the 2022 Third Quarter as compared to 11.6% for the 2021 Third Quarter.  The gross profit percentage for IIPS was 21.9% for the 2022 Third Quarter as compared to 25.5% for the 2021 Third Quarter.  The IIPS margin in 2022 has been impacted by the lower margin profile of our November 2021 IIPS Acquisition.  The table below details the gross profit (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021

Physical therapy operations	$21,932	$26,854
Management contracts	447	269
Industrial injury prevention services	4,405	2,676
Gross profit	$26,784	$29,799

Corporate Office Cost

Corporate office costs were $11.9 million for the 2022 Third Quarter compared to $12.9 million for the 2021 Third Quarter. Corporate office costs were 8.5% of total revenue for the 2022 Third Quarter as compared to 10.2% for the 2021 Third Quarter.  The decrease was primarily due to lower estimated bonus expense in the 2022 Third Quarter than the 2021 Third Quarter.

Operating Income

Operating income for the 2022 Third Quarter was $14.9 million and $16.9 million for 2021 Third Quarter. Operating income as a percentage of total revenue was 10.7% for the 2022 Third Quarter as compared to 13.4% for the 2021 Third Quarter.

Change in fair value of contingent earn-out consideration

During the 2022 Third Quarter, the Company revalued contingent earn-out consideration related to an acquisition, resulting in the elimination of a previously booked liability of $2.0 million.

Equity in earnings of unconsolidated affiliate

Through a subsidiary, we have a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2022, is $12.0 million. For the 2022 Third Quarter, we recognized income of $0.3 million on this 49% joint venture.

Index
Change in Revaluation of Put-Right Liability

The gain on revaluation of put-right liability was $0.8 million for the 2022 Third Quarter.  As part of the November 2021 IIPS Acquisition, we agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years from November 2021, with such right having a $2.8 million value on September 30, 2022, as reflected on our consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Interest expense – debt and other, net

For the 2022 Third Quarter, the interest expense on debt and other, primarily from our $150 million term loan entered into in June 2022, details of which are disclosed within LIQUIDITY AND CAPITAL RESOURCES below, amounted to $2.0 million.  See discussion of Other Comprehensive Income below. Interest expense, primarily from the Company’s revolving line of credit, was $0.3 million for the 2021 Third Quarter.

Provision for Income Taxes

The provision for income tax was $3.2 million for the 2022 Third Quarter and $3.8 million for the 2021 Third Quarter. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 25.2% for the 2022 Third Quarter and 27.6% for the 2021 Third Quarter. The current quarter included an adjustment to the tax provision based on revised estimates on certain non-deductible items (see computation of 2022 Nine Month tax rate in next section).  See table below detailing calculation of the provision for income taxes as a percentage of income before taxes less net income attributable to non-controlling interest ($ in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Income before taxes	$16,036	$17,938

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(2,037)	(2,605)
Non-controlling interest - permanent equity	(1,227)	(1,509)
	$(3,264)	$(4,114)

Income before taxes less net income attributable to non-controlling interest	$12,772	$13,824

Provision for income taxes	$3,215	$3,815

Percentage	25.2%	27.6%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $2.0 million for the 2022 Third Quarter and $2.6 million for the 2021 Third Quarter.  Net income attributable to non-controlling interest (permanent equity) was $1.2 million for the 2022 Third Quarter and $1.5 million for the 2021 Third Quarter.

Other Comprehensive Gain

We entered into an interest rate swap agreement in May 2022, which has a $150 million notional value, a maturity date of June 30, 2027 and was effective on June 30, 2022. Beginning in July 2022, we pay a fixed rate of interest of 2.815% on a quarterly basis. The total interest rate in any period will also include an applicable margin based on our consolidated leverage ratio. Currently, our interest rate including the applicable margin is 4.665%.  Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap on September 30, 2022, was $5.9 million, of which $1.9 million has been included within Other current assets and $4.0 million has been included in Other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $4.8 million, net of tax, for the 2022 Third Quarter.

Index
2022 Nine Months Compared to 2021 Nine Months Results

The following table summarizes financial data by segment for the periods indicated and reconciles the data to our consolidated financial statements (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net operating revenue:
Physical therapy operations	$353,302	$334,652
Industrial injury prevention services	58,660	30,537
Total Company	$411,962	$365,189

Gross profit:
Physical therapy operations	$71,513	$82,058
Industrial injury prevention services	12,680	7,941
Gross profit	$84,193	$89,999

Total Assets:
Physical therapy operations	$432,683	$583,785
Industrial injury prevention services	367,025	46,313
Total Company	$799,708	$630,098

Revenue

Reported total revenue for the 2022 Nine Months was $412.0 million, an increase of 12.8% as compared to $365.2 million for the 2021 Nine Months.  See table below for a detail of reported total revenue (in thousands):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Revenue related to Mature Clinics	$317,514	$314,969
Revenue related to 2022 Clinic Additions	7,019	-
Revenue related to 2021 Clinic Additions	18,827	7,334
Revenue from clinics sold or closed in 2022	1,084	2,058
Revenue from clinics sold or closed in 2021	-	458
Net patient revenue from physical therapy operations	344,444	324,819
Other revenue	2,523	2,222
Revenue from physical therapy operations	346,967	327,041
Revenue - Management contracts	6,335	7,611
Revenue - Industrial injury prevention services	58,660	30,537
Total revenue	$411,962	$365,189

Revenue from physical therapy operations increased $19.9 million, or 6.1%, to $347.0 million for the 2022 Nine Months from $327.0 million for the 2021 Nine Months.

The average net patient revenue per visit was $103.40 for the 2022 Nine Months as compared to $104.00 for the 2021 Nine Months. Total patient visits increased 6.7% to 3,331,143 for the 2022 Nine Months from 3,123,187 for the 2021 Nine Months. Net patient revenue is based on established billing rates less allowances for patients covered by contractual programs and workers’ compensation. Net patient revenue is determined after contractual and other adjustments relating to patient discounts from certain payors. Payments received under contractual programs and workers’ compensation are based on predetermined rates and are generally less than the established billing rates.

Net patient revenue related to Mature Clinics increased $2.5 million, or 0.8%, to $317.5 million for the 2022 Nine Months compared to $315.0 million for the 2021 Nine Months. Visits for Mature Clinics (same store) for the 2022 Nine Months increased 1.5% as compared to the 2021 Nine Months. The increase in visits was partially offset by a 0.7% reduction in the net patient revenue per visit.

Index
IIPS services revenue increased 92.1% to $58.7 million for the 2022 Nine Months as compared to $30.5 million for the 2021 Nine Months.  Excluding $20.5 million of revenue related to the November 2021 IIPS Acquisition, IIPS revenue increased 25.0% in the 2022 Nine Months as compared to the 2021 Nine Months.

Revenue from management contract revenue decreased 16.8% to $6.3 million for the 2022 Nine Months as compared to $7.6 million for the 2021 Nine Months due to the termination of certain management contracts.

Operating Cost

Total operating cost was $327.8 million for the 2022 Nine Months, or 79.6% of total revenue, as compared to $275.2 million, or 75.4% of total revenue, for the 2021 Nine Months. Operating cost related to Mature Clinics increased by $15.9 million for the 2022 Nine Months compared to the 2021 Nine Months.  In addition, operating cost related to the IIPS business increased by $23.4 million of which $17.0 million related to the November 2021 IIPS Acquisition.  See table below for a detail of operating cost (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cost related to Mature Clinics	$253,899	$237,982
Operating cost related to 2022 Clinic Additions	6,271	-
Operating cost related to 2021 Clinic Additions	15,393	5,877
Operating cost related to clinics sold or closed in 2022	1,233	1,733
Operating cost related to clinics sold or closed in 2021	2	510
Operating cost related to physical therapy operations	276,798	246,102
Operating cost related to management contracts	4,991	6,492
Operating cost related to industrial injury prevention services	45,980	22,596
Total operating cost	$327,769	$275,190

Each component of operating cost is discussed below:

Operating Cost—Salaries and Related Costs

Salaries and related costs, including physical therapy operations and the IIPS business, was 57.5% of net revenue for the 2022 Nine Months versus 55.6% for the 2021 Nine Months. Salaries and related costs for the physical therapy operations was $197.7 million in the 2022 Nine Months, or 57.0% of physical therapy operations revenue, as compared to $178.6 million in the 2021 Nine Months, or 54.6% of physical therapy operations revenue. Included in salaries and related costs for the physical therapy operations for the 2022 Nine Months was $13.8 million related to 2022 and 2021 Clinic Additions.  Adjusted for the salaries and related costs for clinics closed or sold in 2022 and 2021 of $0.8 million in the 2022 Nine Months and $1.4 million in 2021 Nine Months, salaries and related costs related to Mature Clinics increased by $9.7 million in the 2022 Nine Months compared to the 2021 Nine Months.  Salaries and related costs related to management contracts decreased by $1.3 million for the 2022 Nine Months. As previously mentioned, the Company is experiencing pressure on labor rates and other costs due to the inflationary economic environment.

Salaries and related costs for the IIPS business was $34.8 million in the 2022 Nine Months, or 59.3% of IIPS revenue, as compared to $18.8 million in the 2021 Nine Months, or 61.8% of IIPS revenue.

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs, including physical therapy operations and the IIPS business, was 21.0% of net revenue in the 2022 Nine Months versus 18.6% in the 2021 Nine Months. Rent, supplies, contract labor and other costs for the physical therapy operations was $75.0 million in the 2022 Nine Months, or 21.6% of physical therapy operations revenue, as compared to $63.5 million in the 2021 Nine Months, or 19.4% of physical therapy operations revenue. Included in rent, supplies, contract labor and other costs related to physical therapy operations for the 2022 Nine Months was $7.5 million related to 2022 and 2021 Clinic Additions.  Adjusted for the rent, supplies, contract labor and other costs for clinics related to the clinics closed or sold in 2022 and 2021 of $0.4 million in the 2022 Nine Months and $0.8 million in the 2021 Nine Months, rent, supplies, contract labor and other costs for Mature Clinics increased by $6.4 million in the 2022 Nine Months compared to the 2021 Nine Months.  Rent, supplies, contract labor and other costs, related to management contracts decreased $0.2 million in the 2022 Nine Months.

Rent, supplies, contract labor and other costs for the IIPS business was $11.1 million in the 2022 Nine Months, or 18.9% of IIPS revenue, as compared to $3.7 million in the 2021 Nine Months, or 12.2% of net IIPS revenue.

Index
Operating Cost—Provision for Credit Losses

The provision for credit losses as a percentage of net revenue was 1.0% in the 2022 Nine Months and 1.1% for the comparable period in 2021.

Our provision for credit losses for patient accounts receivable as a percentage of total patient accounts receivable was 5.62% on September 30, 2022, as compared to 5.64% at December 31, 2021. Our days’ sales outstanding were 32 days at September 30, 2022 and December 31, 2021.

Gross Profit

Gross profit for the 2022 Nine Months was $84.2 million, a decrease of $5.8 million, or 6.5%, as compared to $90.0 million for the 2021 Nine Months. The gross profit percentage was 20.4% of total revenue for the 2022 Nine Months as compared to 24.6% for the 2021 Nine Months. The gross profit percentage for our physical therapy operations was 20.2% for the 2022 Nine Months as compared to 24.7% for the 2021 Nine Months. The gross profit percentage on management contracts was 21.2% for the 2022 Nine Months as compared to 14.7% for the 2021 Nine Months.  The gross profit percentage for the IIPS business was 21.6% for the 2022 Nine Months as compared to 26.0% for the 2021 Nine Months. The IIPS margin in 2022 has been impacted by the lower margin profile of our November IIPS Acquisition. The table below details the gross profit (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021

Physical therapy operations	$70,169	$80,939
Management contracts	1,344	1,119
Industrial injury prevention services	12,680	7,941
Gross profit	$84,193	$89,999

Corporate Office Cost

Corporate office costs were $34.2 million for the 2022 Nine Months compared to $35.8 million for the 2021 Nine Months. Corporate office costs were 8.3% of total revenue for the 2022 Nine Months as compared to 9.8% for the 2021 Nine Months. The decrease was primarily due to lower estimated bonus expense in the 2022 Nine Months than the 2021 Nine Months.

Operating Income

Operating income for the 2022 Nine Months was $50.0 million and $54.2 million for 2021 Nine Months. Operating income as a percentage of total revenue was 12.1% for the 2022 Nine Months as compared to 14.8% for the 2021 Nine Months.

Equity in earnings of unconsolidated affiliate

Through a subsidiary, we have a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of September 30, 2022, is $12.0 million. For the 2022 Nine Months, we recognized income of $1.0 million on this 49% joint venture.

Change in fair value of contingent earn-out consideration

During the 2022 Nine Months, the Company revalued contingent earn-out consideration related to an acquisition, resulting in the elimination of a previously booked liability of $2.0 million.

Change in Revaluation of Put-Right Liability

For the 2022 Nine Months, we recorded a gain on the revaluation of the put-right liability of $0.8 million.  As part of the November 2021 IIPS Acquisition, we agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years, with such right having a $2.8 million value on September 30, 2022, as reflected on our consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Interest expense – debt and other, net

For the 2022 Nine Months, the interest expense on debt and other, primarily from our $150 million term loan entered into in June 2022, details of which are disclosed withing LIQUIDITY AND CAPITAL RESOURCES, amounted to $3.5 million.  See discussion of Other Comprehensive Income below. Interest expense, primarily from the Company’s revolving line of credit was $0.8 million for the 2021 Nine Months.

Index
Provision for Income Taxes

The provision for income tax was $11.0 million for the 2022 Nine Months and $11.3 million for the 2021 Nine Months. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.0% for both the 2022 Nine Months and the 2021 Nine Months. See table below ($ in thousands):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Income before taxes	$51,011	$54,807

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(7,220)	(8,669)
Non-controlling interest - permanent equity	(3,288)	(4,194)
	$(10,508)	$(12,863)

Income before taxes less net income attributable to non controlling interest	$40,503	$41,944

Provision for income taxes	$10,952	$11,326

Percentage	27.0%	27.0%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $7.2 million for the 2022 Nine Months and $8.7 million for the 2021 Nine Months.  Net income attributable to non-controlling interest (permanent equity) was $3.3 million for the 2022 Nine Months and $4.2 million for the 2021 Nine Months.

Other Comprehensive Income

The impact of the interest rate swap (described within LIQUIDITY AND CAPITAL RESOURCES below) on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $4.4 million, net of tax, for the 2022 Nine Months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. On September 30, 2022 and December 31, 2021, we had $37.9 million and $28.6 million, respectively, in cash.  We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least September 30, 2023.

Cash and cash equivalents increased by $9.4 million from December 31, 2021 to September 30, 2022.  During the 2022 Nine Months, $41.2 million was provided by operations and $36.0 million, net of payments, from proceeds on our Credit Agreement (described below). The major uses of cash for investing and financing activities included: distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($11.8 million), dividends paid to our shareholders ($16.0 million), purchase of business and non-controlling interest ($32.9 million), and purchase of fixed assets ($7.3 million).

On June 17, 2022, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and others.

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

We will also pay to the Administrative Agent, for the account of each lender under the Revolving Facility, a commitment fee equal to the actual daily excess of each lender’s commitment over its outstanding credit exposure under the Revolving Facility (“unused fee”). We may prepay and/or repay the revolving loans and the term loans, and/or terminate the revolving loan commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

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

Our obligations under the Credit Agreement are guaranteed by its wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of the existing and future personal property of our Company and each Guarantor, subject to certain exceptions.

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which has a $150 million notional value, and a maturity date of June 30, 2027. Beginning in July 2022, we make interest payments based on the 1-month SOFR rate (“variable rate payment”) and receive or pay the  differential between the variable rate payment and the fixed 2.815% SOFR rate on a monthly basis. Also included in the total interest payment in any period is an applicable margin based on our consolidated leverage ratio.

We designated the interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

On September 30, 2022, $150.0 million was outstanding on the Term Loan and the Revolving Facility remains available resulting in $175.0 million of availability. As of September 30, 2022, we were in compliance with all of the covenants thereunder. Through the date of this report, we have drawn $5.0 million on the Revolving Facility.

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

Index
On August 31, 2022, we acquired a 70% interest in a six-clinic physical therapy practice. The practice’s owners retained 30% of the equity interests. The purchase price for the 70% equity interest was approximately $3.5 million, of which $3.3 million was paid in cash and $0.2 million in the form of a note payable.  The note accrues interest at 5.5% per annum and the principal and interest are payable on August 31, 2024.

On September 30, 2022, we acquired an 80% interest in a two-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $4.2 million, of which $3.9 million was paid in cash and $0.3 million in the form of a note payable.  The note accrues interest at 5.5% per annum and the principal and interest are payable on September 30, 2024.

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

On November 30, 2021, we acquired an approximate 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The initial purchase price for the 70% equity interest, not inclusive of the $2.0 million contingent payment in conjunction with the acquisition if specified future operational objectives are met, was approximately $63.2 million, of which $62.2 million was paid in cash, and $1.0 million is in the form of a note payable. The note accrues interest at 3.25% and the principal and interest is payable on November 30, 2023. The business generates approximately $27.0 million in annual revenue at a margin of approximately 20%. As part of the transaction, we also agreed to the future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area.  The current owners have the right to put this transaction to us in approximately five years, with such put right having an initial $3.5 million fair value on June 30, 2022, as reflected on our consolidated balance sheet in Other long-term liabilities.  The value of this right will be adjusted in future periods, as appropriate, with any change in fair value reflected in our consolidated statement of income.

On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. We acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to our IIPS subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on September 30, 2023.

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

We generally enter into various notes payable as a means of financing our acquisitions. Our outstanding notes payable as of September 30, 2022 relate to certain of the acquisitions of businesses and purchases of redeemable non-controlling interest that occurred in 2018 through September 2022. Typically, the notes are payable over two years plus any accrued and unpaid interest. Interest accrues at various interest rates ranging from 3.25% to 5.5% per annum, subject to adjustment. At September 30, 2022, the balance on these notes payable was $5.5 million.  In addition, we assumed leases with remaining terms of 1 month to 6 years for the operating facilities.

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

As of September 30, 2022, we have accrued $7.9 million related to credit balances due to patients and payors.  This amount is expected to be paid in the next twelve months.

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

There is no expiration date for the share repurchase program. As of September 30, 2022, there are currently an additional estimated 197,316 (based on the closing price of $76.02 on September 30, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the nine months ended September 30, 2022.

Index
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

•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	some of our acquisition agreements contain contingent consideration, the value of which may impact future financial results;
•	one of our acquisition agreements includes a Put Right for a potential purchase of a company and we may or may not have the capital necessary to satisfy this obligation;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•	availability and cost of qualified physical therapists;
•	personnel productivity and hiring, training and retaining key personnel;
•	competitive environment in the IIPS business, which could result in the termination or nonrenewal of contractual service arrangements and other adverse financial consequences for that service line;
•	acquisitions, and the successful integration of the operations of the acquired businesses;
•	impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interest (minority interests);
•	maintaining our information technology systems with adequate safeguards to protect against cyber-attacks;
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

•	maintaining adequate internal controls;
•	our business depends upon hiring, training and retaining qualified personnel;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

In addition to the above, see Risk Factors in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II – Item 1A of this report.

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

Index
Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

If we fail to satisfy our debt service obligations or the other restrictions and requirements in our loan agreements, we could be in default. Unless cured or waived, a default would permit lenders to accelerate the maturity of the debt under the credit agreement and to foreclose upon the collateral securing the debt.

Our outstanding loans bear interest at variable rates. In response to the variable rates, we entered into an interest rate swap agreement.  We are exposed to certain market risks during the ordinary course of business due to adverse changes in interest rates. The exposure to interest rate risk primarily results from our variable-rate borrowing. Fluctuations in interest rates can be volatile and the Company’s risk management activities do not eliminate these risks.  In May 2022, we entered into an interest rate swap agreement to manage these risks.  While intended to reduce the effects of fluctuations in these prices and rates, these transactions may limit our potential gains or expose us to losses. If our counterparties to such transactions or the sponsors fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

Our business depends upon hiring, training and retaining qualified employees.

Our workforce costs represent our largest operating expense, and our ability to meet our labor needs while controlling labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates and unemployment levels. We compete with rehabilitation companies and other businesses for many of our clinical and non-clinical employees, and turnover in these positions can lead to increased training and retention costs, particularly in a competitive labor market. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there are currently significant inflationary and other pressures on wages.  If we are unable to hire, properly train and retain qualified employees, we could experience higher employment costs and reduced revenues, which could adversely affect our earnings.

Some of our acquisition agreements contain contingent consideration, the value of which may impact future financial results.

Some of our acquisition agreements include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date based on the present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent earn-out consideration could increase or decrease as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which they are recognized, the amount of which may be material and cause volatility in our operating results.

One of our acquisition agreements contains a Put Right related to a potential future purchase of a majority Interest In a separate company.

One of our acquisition agreements includes a Put Right for the potential future purchase of a majority interest in a separate company at a purchase price which is derived based on a specified multiple of the separate company’s historical earnings. The exercise of the Put Right is outside of our control.  In the event the Put Right is triggered, we are required to purchase the aforementioned equity interest at the calculated purchase price described above. The resulting purchase price may be greater than the fair value of such equity interests at the time, and we may or may not have the capital necessary to satisfy such contractual purchase obligation, in which case we could be in breach.

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

U.S. PHYSICAL THERAPY, INC.

Date: November 8, 2022	By:	/s/ CAREY HENDRICKSON
Carey Hendrickson
Chief Financial Officer
(Principal financial and accounting officer)