Form 10-K
period 2022-12-31
U S PHYSICAL THERAPY INC /NV
filed 2023-02-28
CIK 885978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☑

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2022 was $774 million based on the closing sale price reported on the NYSE for the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers, directors and 5% or greater beneficial owners of the registrant were deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and beneficial owners are, in fact, affiliates of the registrant.

As of  February 28, 2023, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was: 13,028,845.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Portions of Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders	Part III

Signatures	79

FORWARD-LOOKING STATEMENTS

We make statements in this report that are considered forward-looking statements within the meaning given such term under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements contain forward-looking information relating to the financial condition, results of operations, plans, objectives, future performance and business of our Company. These statements (often using words such as “believes”, “expects”, “intends”, “plans”, “appear”, “should” and similar words) involve risks and uncertainties that could cause actual results to differ materially from those we project. Included among such statements, but not limited to, are those relating to opening clinics, availability of personnel and the reimbursement environment. The forward-looking statements are based on our current views and assumptions, and actual results could differ materially from those anticipated in such forward-looking statements as a result of certain risks, uncertainties, and factors, which include, but are not limited to:

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

•	one of our acquisition agreements contains a Put Right related to a future purchase of a majority interest in a separate company;
•
the impact of COVID-19 related vaccination and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations:

•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•	our business depends on hiring, training, and retaining qualified employees
•	availability and cost of qualified physical therapists;
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

•
maintaining clients for which we perform management, industrial injury prevention related services, and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

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

GENERAL

U.S. Physical Therapy, Inc. and subsidiaries (collectively, “we”, “us”, “our” or the “Company”), operates its business through two reportable business segments. Our reportable segments consist of the physical therapy operations segment and the industrial injury prevention services segment. Through our subsidiaries, we operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have a majority interest in businesses which are leading providers of industrial injury prevention services. Services provided in this business include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of the industrial injury prevention services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs). Prior to the second quarter of 2020, we operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation.

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

Acquisitions of Businesses and Acquired Interests

During the last three years, we completed the acquisitions of eleven clinic practices and two industrial injury prevention services businesses as detailed below.

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4

*	Industrial injury prevention services business
**	The business includes six management contracts which have been in place for a number of years.As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (a range of 10%-99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

We continue to seek to attract for employment physical therapists who have established relationships with physicians and other referral sources by offering these therapists a competitive salary and incentives based on the profitability of the clinic that they manage. For multi-site clinic practices in which a controlling interest is acquired by us, the prior owners typically continue on as employees to manage the clinic operations, retaining a non-controlling ownership interest in the clinics and receiving a competitive salary for managing the clinic operations. In addition, we have developed satellite clinic facilities as part of existing Clinic Partnerships and Wholly-Owned Facilities, with the result that a substantial number of Clinic Partnerships and Wholly-Owned Facilities operate more than one clinic location. In 2023, we intend to continue to acquire multi-clinic practices and to continue to develop outpatient physical therapy clinics as satellites in existing partnerships, along with increasing our patient volume through marketing and new programs.

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

Besides the multi-clinic acquisitions referenced in the table above, during 2022 and 2021 we purchased the assets and business of three individual physical therapy clinics in separate transactions. The clinics operate as satellite clinics of three of our existing clinic partnerships.

During the year ended December 31, 2022, we sold five clinics and closed eleven clinics. The aggregate sales price was $0.3 million. During the year ended December 31, 2021, we sold two clinics for an aggregate sales price of $0.1 million, and we closed three clinics. During the year ended December 31, 2020, we closed 34 clinics, and we sold 14 previously closed clinics for an aggregate sales price was $1.1 million. Of the total sales price, $0.7 million was paid in cash and $0.4 million in a note receivable which was fully received in June 2022.

On December 31, 2022, we operated 640 clinics in 40 states. Our highest concentration of clinics are in the following states: Texas, Tennessee, Michigan, Virginia, Florida, Oregon, Maryland, Pennsylvania, Georgia, Arizona, Idaho, Missouri, Connecticut, South Carolina, and Alabama. In addition to our 640 clinics, on December 31, 2022, we also managed 40 physical therapy practices for unrelated physician groups and hospitals.

Our Clinics

Most of our clinics are operated as Clinic Partnerships in which we own the general partnership interest and a majority of the limited partnership interests. The managing healthcare practitioner of the clinics usually owns a portion of the limited partnership interests. Generally, the therapist partners have no interest in the net losses of Clinic Partnerships, except to the extent of their capital accounts. Since we also develop satellite clinic facilities of existing clinics, most Clinic Partnerships consist of more than one clinic location. As of December 31, 2022, through wholly owned subsidiaries, we owned a 1% general partnership interest in all the Clinic Partnerships. Our limited partnership interests generally range from 65% to 75% in the Clinic Partnerships. For the vast majority of the Clinic Partnerships, the managing healthcare practitioner is a physical therapist who owns the remaining limited partnership interest in the Clinic Partnership.

For our Clinic Partnership agreements related to those in which we acquired a majority interest, generally, the prior management continues to own a 10% to 50% interest.

Typically, each therapist partner or director, including those employed by Clinic Partnerships in which we acquired a majority interest, enters into an employment agreement for a term of up to five years with their Clinic Partnership. Each agreement typically provides for a covenant not to compete during the period of his or her employment and for up to two years thereafter. Under each employment agreement, the therapist partner receives a base salary and may receive a bonus based on the net revenues or profits generated by their Clinic Partnership or specific clinic. In the case of Clinic Partnerships, the therapist partner receives earnings distributions based upon their ownership interest. Upon termination of employment, we typically have the right to purchase the therapist’s partnership interest in Clinic Partnerships. For those Clinic Partnerships we created in connection with an acquisition, our partner also has the right to cause us to purchase their interest upon termination of their employment.

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

Our typical clinic occupies 1,000 to 7,000 square feet of leased space in an office building or shopping center. There are 19 clinics occupying space in the range of over 7,000 square feet to 13,500 square feet. We attempt to lease ground level space for patient ease of access to our clinics.

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

In March 2017, we acquired a 55% interest in an initial industrial injury prevention services business. On April 30, 2018, we acquired a 65% interest in another business in the industrial injury prevention sector and then we combined the two businesses.  After the combination, we owned a 59.45% interest in the combined business, Briotix Health, Limited Partnership (“Briotix Health”). On April 11, 2019, we acquired 100% of a third provider of industrial injury prevention services. The acquired company specializes in delivering injury prevention and care, post offer employment testing, functional capacity evaluations and return-to-work services. It performs these services across a network in 45 states including onsite at eleven client locations. The business was then combined with Briotix Health increasing our ownership position in the partnership to approximately 76.0%. On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings and contributed those assets to Briotix Health. Subsequent to this acquisition and the purchase of the redeemable non-controlling interest of one of the limited partners, our ownership in Briotix Health is approximately 85%.

On November 30, 2021, we acquired an approximate 70.0% interest in a leading provider of industrial injury prevention services (“IIP Acquisition”). The founders and owners retained the remaining interest.

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

The following table shows our payor mix for the years ended ($ in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
	Net Patient		Net Patient		Net Patient
Payor	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage

Managed Care Programs/ Commercial Health Insurance	$215,822	46.5%	$209,129	47.7%	$177,877	47.7%
Medicare/Medicaid	174,401	37.5%	155,122	35.4%	118,030	31.6%
Workers' Compensation Insurance	45,010	9.7%	44,549	10.2%	48,628	13.0%
Other	29,357	6.3%	29,530	6.7%	28,805	7.7%
Total	$464,590	100.0%	$438,330	100.0%	$373,340	100.0%

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

During the year ended December 31, 2022, approximately 40.0% of our visits and 37.5% of our net patient revenue was from patients with Medicare or Medicaid program coverage. To receive Medicare reimbursement, a facility (Medicare Certified Rehabilitation Agency) or the individual therapist (Physical/Occupational Therapist in Private Practice) must meet applicable participation conditions set by the Department of Health and Human Services (“HHS”) relating to the type of facility, equipment, recordkeeping, personnel and standards of medical care, and also must comply with all state and local laws. HHS, through Centers for Medicare & Medicaid Services (“CMS”) and designated agencies, periodically inspects or surveys clinics/providers for approval and/or compliance.  Failure of our subsidiaries to obtain or maintain certifications as Medicare providers or failure to enroll as a group of physical/occupational therapists in a private practice could adversely affect financial results.

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

In the 2023 MPFS Proposed Rule published on July 7, 2022, CMS proposed a 4.5% reduction in the Physician Fee Schedule conversion factor.  However, this reduction was addressed in the Consolidated Appropriations Act, 2023 (“2023 Act”) signed into law on December 29, 2022. The provisions of the 2023 Act increase the conversion factor by 2.5% for 2023 and by 1.25% for 2024.  This results in an overall reduction of approximately 2% in the 2023 Physician Fee Schedule conversion factor for 2023.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2022, and 2021, respectively, net patient revenue from Medicare were approximately $154.9 million and $134.4 million, respectively.

Given the history of frequent revisions to the Medicare program and its reimbursement rates and rules, the Company may not continue to receive reimbursement rates from Medicare that sufficiently compensate it for the Company’s services or, in some instances, cover the Company’s operating costs. Limits on reimbursement rates or the scope of services being reimbursed could have a material adverse effect on the Company’s revenue, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and, adversely, affect the Company’s business, financial condition and results of operations.

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

REGULATION AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services and those who provide them. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to be owned by licensed physical therapists. Our therapists and/or clinics, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the nature of our business operations, some of our management service arrangements exhibit one or more of these characteristics. However, we believe we have taken steps regarding the structure of such arrangements as necessary to sufficiently distinguish them from these suspect ventures, and to comply with the requirements of the Fraud and Abuse Law. However, if the OIG believes we have entered into a prohibited contractual joint venture, it could have an adverse effect on our business, financial condition and results of operations.

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

Stark Law. Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy and occupational therapy services are among the “designated health services”. Further, the Stark Law has application to our management contracts with individual physicians and physician groups, as well as any other financial relationship between us and referring physicians, including medical advisor arrangements and any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, establishing contractual and other arrangements with physicians, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law or any similar state laws, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

COMPETITION

The healthcare industry, including the physical therapy business and the industrial injury prevention services business, is   highly competitive. The physical therapy business as well as the industrial injury prevention services business are both highly fragmented with no company having a significant market share nationally. We believe that we are one of the largest national outpatient physical therapy services providers.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. In addition, our prior Corporate Integrity Agreement, which expired in February 2021, required annual audits to be performed by an independent review organization on a small sample of our clinics, the results of which were reported to the federal government. Managed care payors may also reserve the right to conduct audits. There were no adverse findings noted as a result of the abovementioned audits. An adverse inspection, review, audit or investigation could result in refunding amounts we have been paid; fines penalties and/or revocation of billing privileges for the affected clinics; the imposition of a new Corporate Integrity Agreement; exclusion from participation in the Medicare or Medicaid programs or one or more managed care payor networks; or damage to our reputation.

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

EMPLOYEES

Our strategy is to acquire physical therapy practices, develop outpatient physical therapy clinics as satellites within existing partnerships, acquire industrial injury prevention services businesses, and to continue to support the growth of our existing businesses requires a talented workforce that can grow with us. As of December 31, 2022, we employed approximately 6,135 people nationwide, of which approximately 3,570 were full-time employees.

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

We provide competitive compensation and benefits programs to help meet our employees’ needs in the practices and communities in which they serve. These programs (which can vary by practice and employment classification) include competitive base salaries, incentive compensation plans, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, education assistance, mental health, and other employee assistance benefits.

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

 Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that the Company is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the year ended December 31, 2022 and 2021, respectively, net patient revenue from Medicare were approximately $154.9 million and $134.4 million, respectively.

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

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

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

Substantially all of our revenues are derived from private and governmental third-party payors. In 2022, approximately 62.7% of our revenues were derived collectively from managed care plans, commercial health insurers, workers’ compensation payors, and other private pay revenue sources while approximately 37.3% of our revenues were derived from Medicare and Medicaid. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our clinics must be approved as providers by key health maintenance organizations and preferred provider plans. Failure to obtain or maintain these approvals would adversely affect our financial results.

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

Some of our acquisition agreements include contingent earn-out consideration, the fair value of which is estimated as of the acquisition date based on the present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results and we cannot predict the ultimate result. The fair value of the contingent earn-out consideration could increase or decrease, as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which they are recognized, the amount of which may be material and could cause volatility in our operating results.

One of our acquisition agreements contains a Put Right related to a potential future purchase of a majority interest in a separate company.

One of our acquisition agreements includes a Put Right for the potential future purchase of a majority interest in a separate company at a purchase price which is derived based on a specified multiple of the separate company’s historical earnings. The exercise of the Put Right is outside of our control.  In the event the Put Right is triggered, we are required to purchase the aforementioned equity interest at a calculated purchase price. The resulting purchase price may be greater than the fair value of such equity interests at the time, and we may or may not have the capital necessary to satisfy such contractual purchase obligation, in which case we could be in breach.

Impact on the business and cash reserves resulting from retirement or resignation of key partners and resulting purchase of their non-controlling interests (minority interests).

As described in Note 6 to our financial statements included in Item 8, the redeemable non-controlling interests in our partnerships are held by our partners. Upon the occurrence of certain events, such as retirement or other termination of employment, partners from acquired partnerships may have the right to exercise a “put” to cause us to purchase their redeemable non-controlling interests. Depending on the amount and timing of the exercise of any “put” rights, the funds required could have an adverse impact on our capital structure.

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

At December 31, 2022, we had reserved approximately 185,117 shares for future equity grants. We may issue additional restricted securities or register additional shares of common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of the common stock.

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

We lease the properties used for our clinics under non-cancelable operating leases with terms ranging from one to five years, with the exception of the property for one clinic which we own. We intend to lease the premises for any new clinic locations except in rare instances where leasing is not a cost-effective alternative. Our typical clinic occupies 1,000 to 7,000 square feet. There are 19 clinics occupying space in the range of over 7,000 square feet to 13,500 square feet.

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

Prior Florida Legal Matter

In 2019, a qui tam lawsuit (“the Complaint”) was filed by a relator on behalf of the United States against the Company and one of our Florida majority-owned subsidiaries (the “Hale Partnership”).   This whistleblower lawsuit was filed in the U.S. District Court for the Southern District of Texas, seeking damages and civil penalties under the federal False Claim Act.  The U.S Government declined to intervene in the case and unsealed the Complaint in July 2019.  The Complaint alleged that the Hale Partnership engaged in conduct to purposely “upcode” its billings for services provided to Medicare patients. The plaintiff-relator also claimed that similar false claims occurred on other days and at other Company-owned partnerships.

In January 2022, the Company entered into a settlement agreement with the plaintiff-relator. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the Complaint, and the Company admitted no liability or wrongdoing.  In connection with the settlement, the Office of the United States Attorney for the Southern District of Texas agreed to a dismissal of the claims against the Hale Partnership and the Company. Under the terms of the settlement, the Company agreed to make aggregate payments to the government, the plaintiff-relator and her counsel of $2.8 million.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the New York Stock Exchange (“NYSE”) since August 14, 2012 under the symbol “USPH.” Prior to that, our common stock was traded on the Nasdaq Global Select Market under the symbol “USPH”. As of February 28, 2023, there were 83 holders of record of our outstanding common stock.

DIVIDENDS

On February 21, 2023, our Board of Directors declared a dividend of $0.43 per share which will be paid on April 7, 2023 to shareholders of record as of March 10, 2023. During 2022, we paid a quarterly dividend of $0.41 per quarter, totaling $1.64 per share for the year, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2022 of approximately $21.3 million. During 2021, we paid a quarterly dividend of $0.35 for the first and second quarters and $0.38 per share for each of the third and fourth quarters, totaling $1.46 per share for the year, which amounted to total aggregate cash payments of dividends to holders of our common stock in 2021 of approximately $18.8 million. During 2020, we paid a cash dividend for the first quarter of 2020 of $0.32 per share on all shares of common stock issued and outstanding as of April 17, 2020 which amounted to $4.1 million. We are currently restricted from paying dividends on our common stock in excess of $50,000,000 in any fiscal year on our common stock under the Credit Agreement (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

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

On August 14, 2012, our common stock began trading on NYSE. The following performance graph compares the cumulative total stockholder return of our common stock to The NYSE Composite Index and the NYSE Health Care Index for the period from December 31, 2017 through December 31, 2022. The graph assumes that $100 was invested in our common stock and the common stock of each of the companies listed on The NYSE Composite Index and The NYSE Health Care Index on December 31, 2017 and that any dividends were reinvested.

Comparison of Five Years Cumulative Total Return for the Year Ended December 31, 2022

200
175
150
125
100
75
INDEX
12/17
12/18
12/19
12/20
12/21
12/22
U.S. Physical Therapy, Inc.
NYSE Composite
NYSE Healthcare Index

	12/17	12/18	12/19	12/20	12/21	12/22
U.S. Physical Therapy, Inc	100	142	158	167	132	112
NYSE Composite	100	89	109	113	134	119
NYSE Healthcare Index	100	107	127	141	171	165

ITEM 6.	RESERVED.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Our reportable segments consist of the physical therapy operations segment and the industrial injury prevention services segment. Through our subsidiaries, we operate outpatient physical therapy clinics that provide pre-and post-operative care for a variety of orthopedic-related disorders and sports-related injuries, treatment for neurological-related injuries and rehabilitation of injured workers. We also have majority interests in companies which are leading providers of industrial injury prevention services (“IIP”). Services provided in these businesses include onsite injury prevention and rehabilitation, performance optimization, post-offer employment testing, functional capacity evaluations and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. These services are performed through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

During the last three years, we completed the acquisitions of eleven multi-clinic practices and two industrial injury prevention services businesses as detailed below:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4

*	Industrial injury prevention services business
**	The business includes six management contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company's interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Besides the multi-clinic acquisitions referenced in the table above, during 2022 and 2021, we purchased the assets and business of three individual physical therapy clinics in separate transactions. The clinics operate as satellite clinics of three of our existing clinic partnerships.

During the year ended December 31, 2022, we sold five clinics and closed eleven clinics. The aggregate sales price was $0.3 million. During the year ended December 31, 2021, we sold two clinics for an aggregate sales price of $0.1 million, and we closed three clinics. During the year ended December 31, 2020, we closed 34 clinics, and we sold 14 previously closed clinics for an aggregate sales price was $1.1 million. Of the total sales price, $0.7 million was paid in cash and $0.4 million in a note receivable which was fully received in June 2022.

We intend to continue to pursue additional acquisition opportunities as well as open new clinics and satellite clinics.

Impact of COVID-19

As previously disclosed in various filings with the Securities and Exchange Commission (the “SEC”), our results were negatively impacted by the effects of the COVID-19 pandemic especially in the years ended December 31, 2021 and 2020.  The COVID-19 pandemic continues to evolve, and we cannot predict any future impact on our business, operating results, cash flows and financial condition.

Relief Funds

In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. For the years ended December 31, 2021 and 2020, we recorded income of approximately $4.6 million and $13.5 million of payments under the CARES Act (“Relief Funds”) respectively. Under our accounting policy, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, we can attest and comply with the terms and conditions.  We will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

Medicare Accelerated and Advance Payment Program (“MAAPP Funds”)

The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing MAAPP funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. We applied for and received approval to receive MAAPP Funds from Centers for Medicare & Medicaid Services in April 2020. We recorded the $14.1 million in advance payments received as a liability. During the quarter ended March 31, 2021, we repaid the MAAPP funds of $14.1 million rather than applying them to future services performed.

 CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that have a significant impact on our results of operations and financial position involving significant estimates requiring our judgment. Our critical accounting policies are:

Revenue Recognition.

Revenues are recognized in the period in which services are rendered. Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenue (patient revenues less estimated contractual adjustments – described below) is recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, and workers' compensation programs) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, we are obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between our established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance.

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

The following table details the revenue related to the various categories (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net patient revenue	$464,590	$438,330	$373,340
Other revenue	3,407	2,939	2,020
Net patient revenue from physical therapy operations	$467,997	$441,269	$375,360
Revenue from management contracts	8,095	9,853	8,410
Revenue from industrial injury prevention services	77,052	43,900	39,199
Total revenue	$553,144	$495,022	$422,969

Contractual Allowances. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in our clinics. We estimate contractual allowances based on our interpretation of the applicable regulations, payor contracts and historical calculations. Each month we estimate our contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and apply an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on our historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow us to provide the necessary detail and accuracy with our collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from our estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. Our billing systems may not capture the exact change in our contractual allowance reserve estimate from period to period. Therefore, in order to assess the accuracy of our revenues and hence our contractual allowance reserves, our management regularly compares our cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, the historical difference between net revenues and corresponding cash collections in any given fiscal year has generally reflected a difference within approximately 1.0% to 1.5% of net revenues. Additionally, analysis of subsequent period’s contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, we believe that a reasonable likely change in the contractual allowance reserve estimate would not be more than 1% to 1.5% of gross billings in accounts receivable at December 31, 2022. For purposes of demonstrating the sensitivity of this estimate on our Company’s financial condition, a 1% to 1.5% increase or decrease in our aggregate contractual allowance reserve percentage would decrease or increase, respectively, net patient revenue by approximately $1.4 million to $1.3 million for the year ended December 31, 2022. Management believes the changes in the estimate of the contractual allowance reserve for the periods ended December 31, 2022, 2021 and 2020 have not been material to the statement of income.

The following table sets forth information regarding our patient accounts receivable as of the dates indicated (in thousands):

	December 31,
	2022	2021
Gross patient accounts receivable	$144,758	$129,524
Less contractual allowances	89,995	80,484
Subtotal - accounts receivable	54,763	49,040
Less allowance for credit losses	2,829	2,768
Net patient accounts receivable	$51,934	$46,272

The following table presents our patient accounts receivable aging by payor class as of the dates indicated (in thousands):

	December 31, 2022			December 31, 2021
	Current to			Current to
Payor	120 Days	120+ Days	Total	120 Days	120+ Days	Total
Managed Care/ Commercial Plans	$16,439	$2,168	$18,607	$13,985	$2,381	$16,366
Medicare/Medicaid	15,987	1,657	17,644	13,442	1,636	15,078
Workers Compensation*	5,996	1,341	7,337	5,600	1,312	6,912
Self-pay	4,048	3,338	7,386	4,371	3,316	7,687
Other**	1,463	2,326	3,789	1,168	1,829	2,997
Totals	$43,933	$10,830	$54,763	$38,566	$10,474	$49,040

*	Workers compensation is paid by state administrators or their designated agents.
**	Other includes primarily litigation claims and, to a lesser extent, vehicular insurance claims.

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. We evaluate indefinite-lived tradenames in conjunction with our annual goodwill impairment test.

We operate our business through two segments consisting of our physical therapy clinics and our industrial injury prevention services business. For purposes of goodwill impairment analysis, each of our segments is further broken down into reporting units.  Reporting units within our physical therapy business comprise of regions primarily based on each clinic’s location. In addition to the six regions, in 2022 and 2021, the industrial injury prevention services businesses consisted of two reporting units.

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

 In 2022, we recorded a charge for goodwill impairment of $9.1 million related to one reporting unit in the industrial injury prevention services business. The impairment is related to a change in the reporting unit’s current and projected operating income as well as various inputs based on current market conditions, including the higher interest rate environment.

No impairment was recognized as part of our annual assessment of goodwill for the other seven reporting units.

Redeemable Non-Controlling Interest

The non-controlling interests that are reflected as redeemable non-controlling interest in our consolidated financial statements consist of those owners, including us, that have certain redemption rights, whether currently exercisable or not, and which currently, or in the future, require that we purchase or the owner sell the non-controlling interest held by the owner, if certain conditions are met and the owners request the purchase (“Put Right”). We also have a call right (“Call Right”). The Put Right or Call Right may be triggered by the owner or us, respectively, at such time as both of the following events have occurred: 1) termination of the owner’s employment, regardless of the reason for such termination, and 2) the passage of specified number of years after the closing of the transaction, typically three to five years, as defined in the limited partnership agreement. The Put Rights and Call Rights are not automatic (even upon death) and require either the owner or us to exercise our rights when the conditions triggering the Put or Call Rights have been satisfied. The purchase price is derived at a predetermined formula based on a multiple of trailing twelve months earnings performance as defined in the respective limited partnership agreements.

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

RESULTS OF OPERATIONS

The defined terms with their respective description used in the following discussion are listed below:

2022 Year	Year ended December 31, 2022
2021 Year	Year ended December 31, 2021
Clinic Additions	Clinics opened or acquired during the year ended December 31, 2022 and 2021
2022 Clinic Additions	Clinics opened or acquired during the year ended December 31, 2022
2021 Clinic Additions	Clinics opened or acquired during the year ended December 31, 2021
Clinics Additions	Clinics opened or acquired during the year ended December 31, 2022 and 2021
Mature Clinics	Clinics opened or acquired prior to January 1, 2021 and are still operating

Selected Operating and Financial Data

The following table presents selected operating and financial data, used by management as key indicators of our operating performance:

	For the Years Ended December 31,
	2022	2021
Number of clinics at the end of period	640	591
Working Days	255	254
Average visits per day per clinic	28.7	29.1
Total patient visits	4,483,282	4,219,576
Net patient revenue per visit	$103.63	$103.88

2022 Compared to 2021

For the 2022 Year, our net income attributable to our shareholders was $32.2 million as compared to $40.8 million for the 2021 Year. In accordance with current accounting guidance, the revaluation of redeemable non-controlling interest, net of taxes, is not included in net income but charged directly to retained earnings; however, the charge for this change is included in the earnings per basic and diluted share calculation. Including the charge for revaluation of redeemable non-controlling interest, net of taxes, the amount is $29.3 million, or earnings per diluted share of $2.25, for the 2022 Year, and $31.1 million, or earnings per diluted share of $2.41 for the 2021 Year. See table below (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$32,158	$40,831
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(3,890)	(13,011)
Tax effect at statutory rate (federal and state) of 25.55%	994	3,324
	$29,262	$31,144

Earnings per share (basic and diluted)	$2.25	$2.41

Non-GAAP Measures

Operating Results and Adjusted EBITDA are not measures of financial performance under GAAP. Adjusted EBITDA and Operating Results should not be considered in isolation or as an alternative to, or substitute for, net income attributable to USPH shareholders presented in the consolidated financial statements.

Adjusted EBITDA is defined as net income attributable to our shareholders before interest income, interest expense, taxes, depreciation, amortization, goodwill impairment charges, change in fair value of contingent earn-out consideration, Relief Funds, changes in revaluation of put-right liability, equity-based awards compensation expense, settlement of a legal matter, and related portion for non-controlling interests.

Operating Results, a non-GAAP measure, equals net income attributable to our diluted shareholders per the consolidated statements of income, less a goodwill impairment charge related to the industrial injury prevention services acquisition in November 2021 (“IIP Acquisition”), changes in fair value of contingent consideration, expenses related to executive officer transitions, settlement of a legal matter, and any allocations to non-controlling interests, all net of taxes. Operating Results per diluted share also exclude the impact of the revaluation of redeemable non-controlling interest and the associated tax impact.

The tables (in thousands, except per share data) below reconcile net income attributable to our shareholders calculated in accordance with GAAP to Operating Results and Adjusted EBITDA, non-GAAP measures defined above. We use Operating Results and Adjusted EBITDA, which eliminate certain items described above that can be subject to volatility and unusual costs, as one the principal measures to evaluate and monitor financial performance period over period.  We believe that Operating Results and Adjusted EBITDA are useful information for investors to use in comparing the Company's period-to-period results as well as for comparing with other similar businesses since most do not have redeemable instruments and therefore have different equity structures.

See table below for a detailed computation (in thousands, except per share data):

	Year Ended December 31,
	2022	2021*
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$32,158	$40,831
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(3,890)	(13,011)
Tax effect at statutory rate (federal and state) of 25.55%	994	3,324
	$29,262	$31,144

Earnings per share (basic and diluted)	$2.25	$2.41

Adjustments:
Goodwill impairment charge	9,112	-
Change in fair value of contingent earn-out consideration	(2,520)	-
Change in revaluation of put-right liability	5	-
Expenses related to executive officer transitions	-	1,301
Relief Funds	-	(4,597)
Settlement of a legal matter	-	2,635
Allocation to non-controlling interests	(2,734)	676
Revaluation of redeemable non-controlling interest	3,890	13,011
Tax effect at statutory rate (federal and state)	(1,981)	(3,328)
Operating Results (a non-GAAP measure)	$35,034	$40,842

Relief Funds	-	4,597
Allocation to non-controlling interests	-	(715)
Tax effect at statutory rate (federal and state) of 25.55%	-	(992)
Operating Results (including Relief Funds) (a non-GAAP measure)	$35,034	$43,732

Basic and diluted Operating Results per share (a non-GAAP measure)
Including Relief Funds	$2.70	$3.39
Excluding Relief Funds	$2.70	$3.17

Shares used in computation - basic and diluted	12,985	12,898

	Year Ended December 31,
	2022	2021 *

Net income attributable to USPH shareholders	$32,158	$40,831

Adjustments:
Depreciation and amortization	14,743	11,591
Goodwill impairment	9,112	-
Change in fair value of contingent earn-out consideration	(2,520)	-
Settlement of a legal matter	-	2,635
Other and interest income	(859)	(199)
Change in revaluation of put-right liability	5	-
Interest expense - debt and other, net	5,779	942
Provision for income taxes	12,164	15,272
Equity-based awards compensation expense	7,264	7,867
Allocation to non-controlling interests	(4,185)	(1,277)
Adjusted EBITDA (a non-GAAP measure)	73,661	77,662

Relief Funds	$-	$(4,597)
Allocation to non-controlling interests	-	715
Adjusted EBITDA (excluding Relief Funds) (a non-GAAP measure)	$73,661	$73,780

*	Revised to conform to current year presentation.

For the 2022 Year, our Adjusted EBITDA, a non-GAAP measure, was $73.7 million, as compared to $73.8 million, excluding Relief Funds for the 2021 Year.  Adjusted EBITDA including Relief Funds for the 2022 Year and 2021 Year was $73.7 million and $77.7 million, respectively.

For the 2022 Year, the Company’s Operating Results, a non-GAAP measure, was $35.0 million, or $2.70 per diluted share, as compared to $40.8 million (excluding Relief Funds), or $3.17 per diluted share, for the 2021 Year.  For the 2021 Year, the Company’s Operating Results including Relief Funds was $43.7 million, or $3.39 per diluted share.

Reported total revenue

Reported total revenue for the 2022 Year was $553.1 million, an increase of 11.7% as compared to $495.0 million for the 2021 Year.  See table below for a detail of reported total revenue (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Revenue related to Mature Clinics	$421,806	$420,093
Revenue related to 2022 Clinic Additions	14,779	-
Revenue related to 2021 Clinic Additions	25,211	12,638
Revenue from clinics sold or closed in 2022	2,794	5,143
Revenue from clinics sold or closed in 2021	-	456
Net patient revenue from physical therapy operations	464,590	438,330
Other revenue	3,407	2,939
Revenue from physical therapy operations	467,997	441,269
Revenue from management contracts	8,095	9,853
Revenue from industrial injury prevention services	77,052	43,900

Total revenue	$553,144	$495,022

Net patient revenue from physical therapy operations

Net patient revenue from physical therapy operations and other revenue from physical therapy operations increased $26.7 million, or 6.1%, to $468.0 million for the 2022 Year from $441.3 million in the 2021 Year. Included in net patient revenue from physical therapy operations are revenues related to clinics sold or closed of $2.8 million for the 2022 Year and $5.6 million for the 2021 Year.  During the 2022 Year, we sold our interest in five clinics and closed eleven clinics. Excluding revenue from the clinics sold or closed, net patient revenue from physical therapy operations was approximately $461.8 million for the 2022 Year and $432.7 million for the 2021 Year, an increase of 5.0%. Revenue related to Mature Clinics increased $1.7 million, or 0.4%, for the 2022 Year compared to the 2021 Year.

The average net patient revenue per visit was $103.63 for the 2022 Year as compared to $103.88 for the 2021 Year, including all clinics operational during such periods. Total patient visits were 4,483,282 for the 2022 Year and 4,219,576 for the 2021 Year, an increase of 6.2%.

Other revenue from physical therapy operations, management contracts and industrial injury prevention services

Other revenue was $3.4 million in the 2022 Year and $2.9 million in the 2021 Year.  Revenues from management contracts were $8.0 million in the 2022 Year as compared to $9.9 million in the 2021 Year. IIP services revenue increased 75.5% to $77.1 million for the 2022 Year as compared to $43.9 million for the 2021 Year.  The 2022 Year includes revenue of $26.7 million related to the IIP Acquisition, compared to $2.2 million in the 2021 Year.

Operating cost

Total operating cost was $441.1 million for the 2022 Year, or 79.7% of total revenue, as compared to $377.8 million or 76.3% of total revenue for the 2021 Year. Included in operating cost for the 2022 Year was $33.2 million related to Clinic Additions, of which $20.8 million was associated with the 2021 Clinic Additions.  Included in operating cost for 2021 was $10.3 million related to 2021 Clinic Additions. Operating cost related to Mature Clinics increased by $16.7 million for the 2022 Year compared to the 2021 Year.  Operating cost related to management contracts decreased by $1.9 million in the 2022 Year compared to the 2021 Year. In addition, operating cost related to the industrial injury prevention services business increased by $27.9 million for the comparable period of which $22.4 million related to the industrial injury prevention services acquisition in November 2021. We experienced pressure on labor rates and other costs in the 2022 Year due to the inflationary economic environment.

See table below for a detail of operating cost (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Operating cost related to Mature Clinics	$337,606	$320,882
Operating cost related to 2022 Clinic Additions	12,425	74
Operating cost related to 2021 Clinic Additions	20,792	10,299
Operating cost related to clinics sold or closed in 2022	2,810	4,561
Operating cost related to clinics sold or closed in 2021	-	512
Operating cost related to physical therapy operations	373,633	336,328
Operating cost related to management contracts	6,402	8,306
Operating cost related to industrial injury prevention services	61,085	33,206
Total operating cost	$441,120	$377,840

Operating Cost—Salaries and Related Costs

Salaries and related costs increased to $319.2 million for the 2022 Year from $278.5 million in 2021, an increase of $40.7 million, or 14.6%. Included in salaries and related costs related to 2022 Clinic Additions for the 2022 Year was $8.0 million. Salaries and related costs for clinics sold or closed in the 2022 Year and the 2021 Year were $1.8 million and $3.3 million in 2022 and 2021, respectively. Salaries and related costs for Mature Clinics increased $9.2 million in the 2022 Year compared to the 2021 Year. Salaries and related costs for management contracts decreased $1.7 million in the 2022 Year compared to the 2021 Year. Salaries and related costs for the industrial injury prevention services business increased $19.6 million for the comparable periods. Salaries and related costs as a percentage of net revenues were 57.7% for the 2022 Year and 56.3% for the 2021 Year. Salaries and related costs for physical therapy operations were $59.52 per visit in the 2022 Year as compared to $57.20 per visit in the 2021 Year, an increase of $2.32.  See table below for a detail of salaries and related costs (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Physical therapy operations
Salaries and related costs related to Mature Clinics	$243,131	$233,951
Salaries and related costs related to 2022 Clinic Additions	8,059	-
Salaries and related costs related to 2021 Clinic Additions	13,688	6,668
Salaries and related costs related to clinics sold or closed in 2022	1,848	3,073
Salaries and related costs related to clinics sold or closed in 2021	-	248
Salaries and related costs related to physical therapy operations	266,726	243,940
Salaries and related costs related to management contracts	5,634	7,316
Salaries and related costs related to industrial injury prevention services	46,831	27,213
Total salaries and related costs	$319,191	$278,469

Operating Cost—Rent, Supplies, Contract Labor and Other

Rent, supplies, contract labor and other costs increased to $116.4 million in the 2022 Year from $94.1 million in the 2021 Year, an increase of $22.3 million, or 23.7%. Included in rent, supplies, contract labor and other costs for 2022 and 2021 related to Clinic Additions was $10.9 million in 2022 and $3.6 million in 2021. Rent, supplies, contract labor and other costs for clinics related to partnership interests closed or sold in 2022 and 2021 were $0.9 million and $1.7 million, respectively. Rent, supplies, contract labor and other costs related to Mature Clinics increased by $7.8 million in the 2022 Year compared to the 2021 Year. Rent, supplies, contract labor and other costs as a percent of net revenues was 21.0% for 2022 and 19.0% for 2021. Rent, supplies, contract labor and other costs for physical therapy operations were $19.53 per visit in 2022 as compared to $18.77 per visit in 2021, an increase of $0.78 per visit. See table below for a detail of rent, supplies, contract labor and other costs (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Physical therapy operations
Rent, supplies, contract labor and other costs related to Mature Clinics	$89,534	$81,750
Rent, supplies, contract labor and other costs related to 2022 Clinic Additions	4,167	71
Rent, supplies, contract labor and other costs related to 2021 Clinic Additions	6,777	3,539
Rent, supplies, contract labor and other costs related to clinics sold or closed in 2022	868	1,422
Rent, supplies, contract labor and other costs related to clinics sold or closed in 2021	-	301
Total Physical therapy operations	101,346	87,083
Rent, supplies, contract labor and other costs related to physical therapy management contracts	768	990
Rent, supplies, contract labor and other costs related to industrial injury prevention services	14,267	5,993
Total rent, supplies, contract labor and other costs	$116,381	$94,066

Operating Cost—Provision for Credit Losses

The provision for credit losses for net patient receivables was $5.5 million for 2022 and $5.3 million for 2021. As a percentage of net patient revenues, the provision for credit losses was 1.0% for 2022 and 1.1% for 2021. The provision for credit losses at the end of each period is based on a detailed, clinic-by-clinic review of overdue accounts and is regularly reviewed in the aggregate in light of historical experience.

Our provision for credit losses as a percentage of total patient accounts receivable was 5.17% on December 31, 2022, and 5.64% at December 31, 2021.

The average accounts receivable days outstanding was 31 days on December 31, 2022 and 32 days on December 31, 2021. Net patient receivables in the amounts of $5.5 million and $4.6 million were written-off in 2022 and 2021, respectively.

Gross Profit

Gross profit was $112.0 million for 2022, a decrease of $5.2 million, or 4.4% as compared to $117.2 million for 2021. The gross profit percentage was 20.3% of total revenue for 2022 as compared to 23.7% for 2021. The gross profit percentage for our physical therapy operations was 20.2% for 2022 as compared to 23.8% for 2021. The gross profit percentage on management contracts was 20.9% for 2022 as compared to 15.7% for 2021.  The gross profit percentage for industrial injury prevention services was 20.7% for 2022 as compared to 24.4% for 2021. Gross profit in the 2022 Year was affected by pressure on labor rates and other costs due to the inflationary economic environment.  The IIP margin in 2022 was impacted by the lower margin profile of the IIP Acquisition. The table below details the gross profit (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021

Physical therapy operations	$94,364	$104,941
Management contracts	1,693	1,547
Industrial injury prevention services	15,967	10,694
Gross profit	$112,024	$117,182

Goodwill Impairment

In 2022, we recorded a charge for goodwill impairment of $9.1 million related to the IIP Acquisition.  The impairment is related to a change in the IIP Acquisition’s current and projected operating income as well as various inputs based on current market conditions, including the higher interest rate environment.

Corporate Office Costs

Corporate office costs were $46.1 million for 2022 compared to $46.5 million for 2021. Corporate office costs were 8.3% of total revenue for 2022 as compared to 9.4% for 2021. The decrease was primarily due to lower estimated bonus expense in 2022 as compared to 2021.

Operating Income

Operating income for 2022 was $56.8 million, and $70.6 million for 2021. Operating income as a percentage of total revenue was 10.3% for 2022 as compared to 14.3% for 2021.

Change in fair value of contingent earn-out consideration

We revalued contingent earn-out consideration related to some of our acquisitions resulting in the elimination of $2.5 million of liabilities previously booked in 2022.

Equity in earnings of unconsolidated affiliate

 Through a subsidiary, we have a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since we are deemed to not have a controlling interest in the joint venture, our investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2022, is $12.1 million. For 2022, we recognized income of $1.2 million on this joint venture.

Change in Revaluation of Put-Right Liability

For the 2022 Year, the valuation of the put-right liability remained relatively the same. The put right relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years from November 2021 with such right having a $3.5 million value as of both December 31, 2022 and 2021, as reflected on our consolidated balance sheet in Other long-term liabilities. The value of this right will continue to be adjusted in future periods, as appropriate.

Other and interest income

Other and interest income amounted to $0.9 million primarily derived from a gain of $0.6 million from the sales of various clinics during the 2022 Year.  Other and interest income was $0.2 million in the 2021 Year.

Interest Expense—Debt and Other, net

Interest expense—debt, net and other primarily from the $150 million term loan and revolving credit facility entered into in June 2022, details of which are disclosed in Note 10 to our financial statements included in Item 8, amounted to $5.8 million mostly due to higher borrowings. See discussion of Other Comprehensive Income below.  Interest expense, primarily from our revolving line of credit, was $0.9 million for the 2021 Year.

Provision for Income Taxes

The provision for income tax was $12.2 million for 2022 and $15.3 million for 2021. The provision for income tax as a percentage of income before taxes less net income attributable to non-controlling interest (effective tax rate) was 27.4% for 2022 and 27.2% for 2021. See table below ($ in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Income before taxes	$55,571	$73,196

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(6,902)	(11,358)
Non-controlling interest - permanent equity	(4,347)	(5,735)
	$(11,249)	$(17,093)

Income before taxes less net income attributable to non-controlling interest	$44,322	$56,103

Provision for income taxes	$12,164	$15,272

Percentage	27.4%	27.2%

Net Income Attributable to Non-controlling Interest

Net income attributable to redeemable non-controlling interest (temporary equity) was $6.9 million for 2022 and $11.4 million for 2021.  Net income attributable to non-controlling interest (permanent equity) was $4.3 million for 2022 and $5.7 million for 2021.   During 2022, $2.7 million of the goodwill impairment charge related to redeemable non-controlling interest (temporary equity).

Other Comprehensive Income

We entered into an interest rate swap agreement in May 2022, which became effective on June 30, 2022.  The maturity date of the swap agreement is June 30, 2027.  It has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan.  Beginning in July 2022, we pay a fixed one-month Secured Overnight Financing Rate (“SOFR”) of interest of 2.815%. The total interest rate in any period also includes an applicable margin based on the Company’s consolidated leverage ratio. In the 2022 Year, our interest rate including the applicable margin was 4.665%.  Unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax. The fair value of the interest rate swap at December 31, 2022, was $5.4 million, which has been included within Other assets (current and long term) in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $4.0 million, net of tax, for the 2022 Year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our business has sufficient cash to allow us to meet our short-term cash requirements. On December 31, 2022, and December 31, 2021, we had $31.6 million and $28.6 million, respectively, in cash and cash equivalents.  We believe that our cash and cash equivalents and availability under our Credit Facilities are sufficient to fund the working capital needs of our operating subsidiaries through at least December 31, 2023.

Cash and cash equivalents increased by $3.0 million from December 31, 2021, to December 31, 2022.  During the 2022 Year, $58.5 million was provided by operations and $65.1 million, net of payments, was provided by  proceeds on our Credit Agreement (described below). The major uses of cash for investing and financing activities included: distributions to non-controlling interests inclusive of those classified as redeemable non-controlling interest ($15.3 million), dividends paid to our shareholders ($21.3 million), purchase of non-controlling interest ($74.8 million), and purchase of fixed assets ($8.2 million).

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

The proceeds of the Revolving Facility have been and shall continue to be used by us for working capital and other general corporate purposes of our Company and its subsidiaries, including to fund future acquisitions and invest in growth opportunities. The proceeds of the Term Facility were used by us to refinance the indebtedness outstanding under the Second Amended and Restated Credit Agreement, to pay fees and expenses incurred in connection with the loan facilities transactions, for working capital and other general corporate purposes.

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

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends, and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Credit Agreement includes certain financial covenants which include the Consolidated Fixed Charge Coverage Ratio and the Consolidated Leverage Ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary events of default.

Our obligations under the Credit Agreement are guaranteed by our wholly owned material domestic subsidiaries (each, a “Guarantor”), and our obligations and any Guarantors are secured by a perfected first priority security interest in substantially all of our existing and future personal property and each Guarantor, subject to certain exceptions.

In May 2022, we entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A, which became effective on June 30, 2022. It has a $150 million notional value adjusted concurrently with schedule principal payments made on the term loan, and has a maturity date of June 30, 2027. Beginning in July 2022, we receive 1-month SOFR, and pay a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period also includes an applicable margin based on our consolidated leverage ratio. In connection with the swap, no cash was exchanged between us and the counterparty.

We designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

On December 31, 2022, $150.0 million was outstanding on the Term Loan and the Revolving Facility remains available resulting in $175.0 million of availability. As of December 31, 2022, we were in compliance with all of the covenants thereunder. Through the date of this report, we have drawn $31.0 million on the Revolving Facility.

On November 30, 2022, we acquired an 80% interest in a thirteen-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $25.0 million, of which $24.2 million was paid in cash and $0.8 million in the form of a note payable. The note accrues interest at 7.0% per annum and the principal and interest are payable on November 30, 2024.

On October 31, 2022, we acquired an 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with a potential additional amount to be paid at a later date based on the performance of the business. This contingent consideration had a fair value of $8.3 million on December 31, 2022. The fair value of this contingent consideration will be adjusted quarterly based on certain criteria and market inputs.

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

On November 30, 2021, we acquired approximately 70% interest in a leading provider of industrial injury prevention services. The previous owners retained the remaining interest. The initial purchase price for the 70% equity interest was $63.2 million not inclusive of additional contingent consideration of $2.0 million if certain operational objectives were met, of which $62.2 million was paid in cash, and $1.0 million is in the form of a note payable. The note accrues interest at 3.25% and the principal and interest is payable on November 30, 2023. The Company revalued the contingent earn-out consideration related to the acquisition during the year ended December 31, 2022, resulting in the elimination of the $2.0 million liability previously booked. As part of this transaction, the previous owners have a put right which relates to the potential future purchase of a company that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The owners have the right to put this transaction to us in approximately five years from November 2021, with such put right having a fair value of $3.5 million on November 30, 2021. The fair value of this put right remained $3.5 million on December 31, 2022 , as reflected on our consolidated balance sheet in Other long-term liabilities.  The value of this right will be adjusted in future periods, as appropriate, with any change in fair value reflected in our consolidated statement of income.

On September 30, 2021, we acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The business generates more than $2.0 million in annual revenue. We acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met) and contributed those assets to our IIP subsidiary. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest are payable on September 30, 2023.

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

We have future obligations for debt repayments, employment agreements and future minimum rentals under operating leases. The obligations as of December 31, 2022 are summarized as follows (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Credit Agreement	$179,126	3,751	4,687	7,500	9,375	$153,813	$-
Notes Payable	6,430	4,516	1,914	-	-	-	-
Interest Payable	292	221	71	-	-	-	-
Employee Agreements	64,311	58,624	5,687	-	-	-	-
Operating Leases	143,740	45,074	35,572	26,440	18,081	10,613	7,960
	$393,899	$112,186	$47,931	$33,940	$27,456	$164,426	$7,960

We generally enter into various notes payable as a means of financing our acquisitions. Our present outstanding notes payable primarily relate to the acquisitions of a business or acquisitions of majority interests in businesses. At December 31, 2022, our remaining outstanding balance on these notes aggregated $6.4 million.

The notes payable for the acquisition of businesses of $6.4 million are payable in 2023 and 2024. Notes are generally payable in equal annual installments of principal over two years plus any accrued and unpaid interest. See above table for a detail of future principal payments. Interest accrues at various interest rates ranging from 3.25% to 7.0% per annum.

The limited partnership agreements, as amended, provide that, upon the triggering events, we have a Call Right and the selling entity or individual has a Put Right for the purchase and sale of the limited partnership interest held by the partner. Once triggered, the Put Right and the Call Right do not expire, even upon an individual partner’s death, and contain no mandatory redemption feature. The purchase price of the partner’s limited partnership interest upon the exercise of either the Put Right or the Call Right is calculated per the terms of the respective agreements and classified as redeemable non-controlling interest (temporary equity) in our consolidated balance sheets. The fair value of the redeemable non-controlling interest at December 31, 2022 was $167.5 million.

As of December 31, 2022, we have accrued $8.1 million related to credit balances and overpayments due to patients and payors. This amount is expected to be paid in 2023.

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

There is no expiration date for the share repurchase program. As of December 31, 2022, there are currently an additional estimated 185,117 shares (based on the closing price of $81.03 on December 31, 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and our cash position. We did not purchase any shares of our common stock during the years ended December 31, 2022, and 2021.

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

•	one of our acquisition agreements contains a Put Right related to a future purchase of a majority interest in a separate company;
•
the impact of COVID-19 related vaccination and/or testing mandates at the federal, state and/or local level, which could have an adverse impact on staffing, revenue, costs and the results of operations:

•	our debt and financial obligations could adversely affect our financial condition, our ability to obtain future financing and our ability to operate our business;
•	changes as the result of government enacted national healthcare reform;
•	business and regulatory conditions including federal and state regulations;
•	governmental and other third party payor inspections, reviews, investigations and audits, which may result in sanctions or reputational harm and increased costs;
•	revenue and earnings expectations;
•	legal actions, which could subject us to increased operating costs and uninsured liabilities;
•	general economic conditions, including but not limited to inflationary and recessionary periods;
•	our business depends on hiring, training, and retaining qualified employees
•	availability and cost of qualified physical therapists;
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

•
maintaining clients for which we perform management, industrial injury prevention related services, and other services, as a breach or termination of those contractual arrangements by such clients could cause operating results to be less than expected;

•	maintaining adequate internal controls;
•	maintaining necessary insurance coverage;
•	availability, terms, and use of capital; and
•	weather and other seasonal factors.

See also Risk Factors in Item 1A of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain an interest rate swap arrangement which is considered a derivative instrument. Our indebtedness as of December 31, 2022, was the outstanding balance of seller notes from our acquisitions of $6.4 million, and an outstanding balance on our Credit Agreement of $179.1 million, which includes a term note with a balance now of $148.1 million and $31.0 million drawn under our Revolving Facility. The Revolving Facility is subject to fluctuating interest rates. A 1% change in the interest rate would yield an additional $0.3 million of interest expense. See Note 10 to our consolidated financial statements included in Item 8.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND RELATED INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S Physical Therapy, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of U.S Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Measurement of Patient Revenue Net of Contractual Adjustments

As discussed in Note 2 to the consolidated financial statements, revenues are recognized in the period in which services are rendered. Net patient revenues (patient revenues less estimated contractual adjustments) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. The Company has agreements with third-party payors that provide for payments at amounts different from its established rates. Each month the Company estimates its contractual adjustment for each clinic based on the terms of third-party payor contracts and the historical collection and write-off experience of the clinic and applies a contractual adjustment reserve percentage to the gross accounts receivable balances. The Company then performs a comparison of cash collections to corresponding net revenues for the prior twelve months. We identified the measurement of contractual adjustments as a critical audit matter.

The principal consideration for our determination that the measurement of contractual adjustments is a critical audit matter is that the estimate requires a high degree of auditor subjectivity in evaluating management’s assumptions related to projecting future collection patterns across the various clinic locations.

Our audit procedures related to the Company’s measurement of contractual adjustments included the following, among others.

•	We tested the design and operating effectiveness of controls relating to billing and cash collections, net rate trend analysis by clinic and cash collections versus net revenue trend analysis.
•	For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing rates and cash collected (net revenue).
•
For a sample of patient visits, we traced gross billings and net revenue to net revenue recorded in the general ledger and to each report used in determining and assessing the contractual adjustment calculation.

•
We compared cash collections to recorded net revenue over the twelve month period ended December 31, 2022 and again for the twelve month period ended in the first month subsequent to period end, to identify whether there were unusual trends that would indicate that the usage of historical collection patterns would no longer be reasonable to predict future collection patterns.

Goodwill Impairment assessment – fair value of a reporting unit

As discussed in Note 2 to the financial statements, goodwill is tested by the Company’s management for impairment at least annually or more frequently if events or circumstances indicate potential impairment. Goodwill is tested for impairment at the reporting unit level. For the year ended December 31, 2022, management prepared a quantitative impairment analysis for a reporting unit included in the industrial injury prevention services segment. The Company engaged a third-party valuation specialist for the estimation of fair values of the reporting unit. We identified the estimation of the fair value of this reporting unit as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of this reporting unit is a critical audit matter is that there was high estimation uncertainty due to significant judgments with respect to assumptions used to project the future cash flows, including revenue growth rates, EBITDA and EBITDA margins, as well as the discount rate and the valuation methodologies applied by the third-party valuation specialist.

Our audit procedures related to the estimation of the fair value of this reporting unit included the following, among others.

•
We tested the design and operating effectiveness of controls over management’s review of the assumptions used to project future cash flows, the selection of an appropriate discount rate, and valuation methodologies applied.

•	We utilized valuation specialists to evaluate:
o	The appropriateness of the methodologies applied,
o	the reasonableness of the discount rate, and
o	the qualifications of the third-party valuation specialist engaged by the Company based on their credentials and experience.
•	We assessed the reasonableness of assumptions applied by management in their future cash flows, including revenue growth rates, EBITDA, and EBITDA margins.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2004.

Houston, Texas
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Physical Therapy, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of U.S. Physical Therapy, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Houston, Texas
GRANT THORNTON LLP
February 28, 2023

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,594	$28,567
Patient accounts receivable, less allowance for credit losses of $2,829 and $2,768, respectively	51,934	46,272
Accounts receivable - other	16,671	16,144
Other current assets	11,067	4,183
Total current assets	111,266	95,166
Fixed assets:
Furniture and equipment	62,074	58,743
Leasehold improvements	42,877	39,194
Fixed assets, gross	104,951	97,937
Less accumulated depreciation and amortization	80,203	74,958
Fixed assets, net	24,748	22,979
Operating lease right-of-use assets	103,004	96,427
Investment in unconsolidated affiliate	12,131	12,215
Goodwill	494,101	434,679
Other identifiable intangible assets, net	108,755	86,382
Other assets	4,149	1,578
Total assets	$858,154	$749,426
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, USPH SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTEREST
Current liabilities:
Accounts payable - trade	$3,300	$3,268
Accounts payable - due to seller of acquired business	3,204	3,203
Accrued expenses	37,413	45,705
Current portion of operating lease liabilities	33,709	30,475
Current portion of term loan and notes payable	7,863	830
Total current liabilities	85,489	83,481
Notes payable, net of current portion	1,913	3,587
Revolving line of credit	31,000	114,000
Term Loan, net of current portion and deferred financing costs	142,918	-
Deferred taxes	21,303	14,385
Operating lease liabilities, net of current portion	77,934	74,185
Other long-term liabilities	13,029	7,345
Total liabilities	373,586	296,983

Redeemable non-controlling interest - temporary equity	167,515	155,262

Commitments and Contingencies
U.S. Physical Therapy, Inc. (“USPH”) shareholders’ equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 20,000,000 shares authorized, 15,216,326 and 15,126,160 shares issued, respectively	152	151
Additional paid-in capital	110,317	102,688
Accumulated other comprehensive gain	4,004	-
Retained earnings	232,948	224,395
Treasury stock at cost, 2,214,737 shares	(31,628)	(31,628)
Total USPH shareholders’ equity	315,793	295,606
Non-controlling interest - permanent equity	1,260	1,575
Total USPH shareholders’ equity and non-controlling interest - permanent equity	317,053	297,181
Total liabilities, redeemable non-controlling interest, USPH shareholders’ equity and non-controlling interest - permanent equity	$858,154	$749,426

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net patient revenue	$464,590	$438,330	$373,340
Other revenue	88,554	56,692	49,629
Net revenue	553,144	495,022	422,969
Operating cost:
Salaries and related costs	319,191	278,469	235,629
Rent, supplies, contract labor and other	116,381	94,066	88,267
Provision for credit losses	5,548	5,305	4,623
Total operating cost	441,120	377,840	328,519

Gross profit	112,024	117,182	94,450

Goodwill impairment	9,112	-	-
Corporate office costs	46,111	46,533	42,037
Operating income	56,801	70,649	52,413
Other income and expense
Relief Funds	-	4,597	13,501
Gain on sale of partnership interest and clinics	-	-	1,091
Settlement of a legal matter	-	(2,635)	-
Resolution of a payor matter	-	1,216	-
Change in fair value of contingent earn-out consideration	2,520	-	-
Equity in earnings of unconsolidated affiliate	1,175	112	-
Interest and other income, net	859	199	142
Change in revaluation of put-right liability	(5)	-	-
Interest expense - debt and other	(5,779)	(942)	(1,634)
Total other income and expense	(1,230)	2,547	13,100
Income before taxes	55,571	73,196	65,513
Provision for income taxes	12,164	15,272	13,022

Net income	43,407	57,924	52,491

Less: net income attributable to non-controlling interest:
Redeemable non-controlling interest - temporary equity	(6,902)	(11,358)	(11,175)
Non-controlling interest - permanent equity	(4,347)	(5,735)	(6,122)
	(11,249)	(17,093)	(17,297)

Net income attributable to USPH shareholders	$32,158	$40,831	$35,194

Basic and diluted earnings per share attributable to USPH shareholders	$2.25	$2.41	$2.48

Shares used in computation - basic and diluted	12,985	12,898	12,835

Dividends declared per common share	$1.64	$1.46	$0.32

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income	$43,407	$57,924	$52,491
Other comprehensive income
Unrealized gain on cash flow hedge	5,378	-	-
Tax effect at statutory rate (federal and state) of 25.55%	(1,374)	-	-
Comprehensive income	$47,411	$57,924	$52,491

Comprehensive income attributable to non-controlling interest	(11,249)	(17,093)	(17,297)
Comprehensive income attributable to USPH shareholders	$36,162	$40,831	$35,194

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Earnings	Shares	Amount	Equity	Interests	Total
Balance January 1, 2020	14,989	$150	$87,383	$-	$184,352	(2,215)	$(31,628)	$240,257	$1,444	$241,701
Issuance of restricted stock, net of cancellations	77	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(3,415)	-	-	(3,415)	-	(3,415)
Compensation expense - equity-based awards	-	-	7,917	-	-	-	-	7,917	-	7,917
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	486	-	-	-	-	486	-	486
Purchase of partnership interests - non-controlling interest	-	-	-	-	-	-	-	-	(168)	(168)
Sale of non-controlling interest, net of purchases and tax	-	-	(164)	-	-	-	-	(164)	-	(164)
Dividends paid to USPH shareholders	-	-	-	-	(4,110)	-	-	(4,110)	-	(4,110)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,928)	(5,928)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	(6)	-	-	(6)	-	(6)
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	6,122	6,122
Net income attributable to USPH shareholders	-	-	-	-	35,194	-	-	35,194	-	35,194
Balance December 31, 2020	15,066	$151	$95,622	$-	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total
Balance Jan 1, 2021	15,066	$151	$95,622	$-	$212,015	(2,215)	$(31,628)	$276,160	$1,470	$277,630
Issuance of restricted stock, net of cancellations	60	-	-	-	-	-	-	-	-	-
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(9,686)	-	-	(9,686)	-	(9,686)
Compensation expense - equity-based awards	-	-	7,867	-	-	-	-	7,867	-	7,867
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	-	-	-	-	-	-	-	-
Purchase of partnership interests - non-controlling interest	-	-	(918)	-	-	-	-	(918)	(60)	(978)
Sale of non-controlling interest, net of purchases and tax	-	-	96	-	-	-	-	96	2	98
Dividends paid to USPH shareholders	-	-	-	-	(18,765)	-	-	(18,765)	-	(18,765)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,572)	(5,572)
Short swing profit settlement	-	-	20	-	-	-	-	20	-	20
Other	-	-	1	-	-	-	-	1	-	1
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	5,735	5,735
Net income attributable to USPH shareholders	-	-	-	-	40,831	-	-	40,831	-	40,831
Balance December 31, 2021	15,126	$151	$102,688	$-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181

	U.S. Physical Therapy, Inc.
	Common Stock		Additional	Accumulated Other	Retained	Treasury Stock		Total Shareholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Earnings	Shares	Amount	Equity	Interests	Total
Balance Jan 1, 2022	15,126	$151	$102,688	$-	$224,395	(2,215)	$(31,628)	$295,606	$1,575	$297,181
Issuance of restricted stock, net of cancellations	90	1	-	-	-	-	-	1	-	1
Revaluation of redeemable non-controlling interest, net of tax	-	-	-	-	(2,896)	-	-	(2,896)	-	(2,896)
Compensation expense - equity-based awards	-	-	7,264	-	-	-	-	7,264	-	7,264
Transfer of compensation liability for certain stock issued pursuant to long-term incentive plans	-	-	707	-	-	-	-	707	-	707
Purchase of partnership interests - non-controlling interest	-	-	(353)	-	-	-	-	(353)	(101)	(454)
Sale of non-controlling interest, net of purchases	-	-	-	-	-	-	-	-	-	-
Dividends paid to USPT shareholders	-	-	-	-	(21,321)	-	-	(21,321)	-	(21,321)
Distributions to non-controlling interest partners - permanent equity	-	-	-	-	-	-	-	-	(5,246)	(5,246)
Deferred taxes related to redeeemable non-controlling interest - temporary equity	-	-	-	-	613	-	-	613	-	613
Other	-	-	11	-	(1)	-	-	10	685	695
Net income attributable to non-controlling interest - permanent equity	-	-	-	-	-	-	-	-	4,347	4,347
Net income attributable to USPH shareholders	-	-	-	-	32,158	-	-	32,158	-	32,158
Other comprehensive gain	-	-	-	4,004	-	-	-	4,004	-	4,004
Balance December 31, 2022	15,216	$152	$110,317	$4,004	$232,948	(2,215)	$(31,628)	$315,793	$1,260	$317,053

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net income including non-controlling interest and earnings from unconsolidated affiliates, net	$43,407	$57,924	$52,491
Adjustments to reconcile net income including non-controlling interest to net cash provided by operating activities:
Depreciation and amortization	14,743	11,591	10,533
Provision for credit losses	5,548	5,305	4,623
Equity-based awards compensation expense	7,264	7,867	7,917
Deferred income taxes	4,309	5,688	(258)
Gain on sale of partnership interest	-	-	(1,091)
Derecognition (write-off) of goodwill - closed clinics	-	-	1,859
Change in revaluation of put-right liability	5	-	-
Change in fair value of contingent earn-out consideration	(2,520)	-	-
(Gain) loss on sale of clinics and fixed assets	(643)	-	-
Impairment of Goodwill	9,112	-	-
Earnings in unconsolidated affiliate	(1,175)	(112)	-
Other	(83)	(134)	281
Changes in operating assets and liabilities:
Increase in patient accounts receivable	(10,279)	(9,417)	899
(Increase) decrease in accounts receivable - other	(307)	(1,538)	1,661
(Decrease) increase in other assets	(5,940)	(633)	4,161
(Decrease) Increase in accounts payable and accrued expenses	(7,755)	4,657	12,427
(Decrease) increase in other long-term liabilities	2,851	(4,792)	4,492
Net cash provided by operating activities	58,537	76,406	99,995

INVESTING ACTIVITIES
Purchase of fixed assets	(8,248)	(8,201)	(7,639)
Purchase of majority interest in businesses, net of cash acquired	(59,788)	(86,823)	(23,907)
Purchase of redeemable non-controlling interest, temporary equity	(14,987)	(28,465)	(20,385)
Purchase of non-controlling interest, permanent equity	(280)	(1,274)	(238)
Proceeds on sale of partnership interest - redeemable non-controlling interest	402	69	127
Sales of partnership interest, clinics and fixed assets	373	275	839
Distributions from unconsolidated affiliate	1,259	152	-
Sale of non-controlling interest - permanent	-	131	-
Net cash used in investing activities	(81,269)	(124,136)	(51,203)

FINANCING ACTIVITIES
Distributions to non-controlling interest, permanent and temporary equity	(15,348)	(16,931)	(18,331)
Cash dividends paid to shareholders	(21,321)	(18,765)	(4,110)
Proceeds from revolving line of credit	101,000	316,000	214,000
Proceeds from term loan	150,000	-	-
Payments on revolving line of credit	(184,000)	(218,000)	(244,000)
Payments on term loan	(1,875)	-	-
Principal payments on notes payable	(930)	(4,899)	(1,037)
(Payment) receipt of Medicare Accelerated and Advance Funds	-	(14,054)	14,054
Payment of deferred financing costs	(1,779)	-	-
Other	12	28	2
Net cash provided by (used in) financing activities	25,759	43,379	(39,422)

Net decrease in cash and cash equivalents	3,027	(4,351)	9,370
Cash and cash equivalents - beginning of period	28,567	32,918	23,548
Cash and cash equivalents - end of period	$31,594	$28,567	$32,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,615	$12,214	$7,677
Interest paid	$5,687	$1,352	$1,202
Non-cash investing and financing transactions during the period:
Purchase of businesses - seller financing portion	$1,574	$3,050	$1,121
Notes payable related to purchase of redeemable non-controlling interest, temporary equity	$1,074	$1,759	$136
Notes payable related to purchase of non-controlling interest, permanent equity	$296	$-	$699
Notes receivable related to sale of partnership interest - redeemable non-controlling interest	$1,580	$914	$-
Notes receivable related to sale of partnership interest	$-	$-	$994

See notes to consolidated financial statements.

U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

1. Organization, Nature of Operations and Basis of Presentation

The consolidated financial statements include the accounts of U.S. Physical Therapy, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

The Company operates its business through two reportable business segments. The Company’s reportable segments include the physical therapy operations segment and the industrial injury prevention services segment (“IIP”). The Company’s physical therapy operations consist of physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic-related disorders, sports-related injuries, preventive care, rehabilitation of injured workers and neurological injuries. Services provided by the IIP segment include onsite injury prevention and rehabilitation, performance optimization and ergonomic assessments. Prior to the second quarter of 2020, the Company operated as a single segment. All prior year segment information has been reclassified to conform to the current segment presentation. See Note 14 - Segment Information.

During the last three years we completed the acquisitions of eleven multi-clinic practices and two industrial injury prevention businesses as detailed below.

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65% ***	4

*	Industrial injury prevention services business
**	The business includes six management contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company’s interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

Physical Therapy Operations

The physical therapy operations segment primarily operates through subsidiary clinic partnerships, in which the Company generally owns a 1% general partnership interest in all the Clinic Partnerships. The Company’s limited partnership interests generally range from 65% to 75% (the range is 10% - 99%) in the Clinic Partnerships. The managing therapist of each clinic owns, directly or indirectly, the remaining limited partnership interest in most of the clinics (hereinafter referred to as “Clinic Partnerships”). To a lesser extent, the Company operates some clinics, through wholly-owned subsidiaries, under profit sharing arrangements with therapists (hereinafter referred to as “Wholly-Owned Facilities”).

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

Besides the multi-clinic acquisitions referenced in the table above, during 2022 and 2021, we purchased the assets and business of three and  seven physical therapy clinics, respectively, in separate transactions.

During the year ended December 31, 2022, the Company sold five clinics. The aggregate sales price was $0.3 million. During the year ended December 31, 2021, we sold 2 clinics. The aggregate sales price was $0.1 million. During the year ended December 31, 2020, we sold 14 previously closed clinics. The aggregate sales price was $1.1 million of which $0.7 million was paid in cash and $0.4 million in a note receivable due in two equal installments of principal and any accrued interest. The first payment was received in June 2021 and the second payment was received in June 2022.

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

Industrial Injury Prevention Services

Services provided in the IIP segment include onsite injury prevention and rehabilitation, performance optimization, post offer employment testing, functional capacity evaluations, and ergonomic assessments. The majority of these services are contracted with and paid for directly by employers, including a number of Fortune 500 companies. Other clients include large insurers and their contractors. The Company performs these services through Industrial Sports Medicine Professionals, consisting of both physical therapists and specialized certified athletic trainers (ATCs).

Impact of COVID-19

Relief Funds
In March 2020 in response to the COVID-19 pandemic, the federal government approved the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. For the year ended December 31, 2021 and December 31, 2020, the Company recorded income of approximately $4.6 million and $13.5 million of payments respectively, under the CARES Act (“Relief Funds”). Under the Company’s accounting policy, these payments were recorded as Other income – Relief Funds. These funds are not required to be repaid upon attestation and compliance with certain terms and conditions, which could change materially based on evolving grant compliance provisions and guidance provided by the U.S. Department of Health and Human Services. Currently, the Company can attest and comply with the terms and conditions.  The Company will continue to monitor the evolving guidelines and may record adjustments as additional information is released.

Medicare Accelerated and Advance Payment Program (“MAAPP Funds”)

The CARES Act allowed for qualified healthcare providers to receive advanced payments under the existing MAAPP funds during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. The Company applied for and received approval to receive MAAPP Funds from Centers for Medicare & Medicaid Services in April 2020. The Company recorded the $14.1 million in advance payments received as a liability. During the quarter ended March 31, 2021, the Company repaid the MAAPP funds of $14.1 million rather than applying them to future services performed.

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

Goodwill and Other Indefinite-Lived Intangible Assets

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

Goodwill and other indefinite-lived intangible assets are not amortized but are instead subject to periodic impairment evaluations. The fair value of goodwill and other identifiable intangible assets with indefinite lives are evaluated for impairment at least annually and upon the occurrence of certain events or conditions and are written down to fair value if considered impaired. These events or conditions include but are not limited to a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating, or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. The Company evaluates indefinite-lived tradenames in conjunction with our annual goodwill impairment test.

The Company operates its business through two segments consisting of physical therapy clinics and industrial injury prevention services business. For purposes of goodwill impairment analysis, the segments are further broken down into reporting units.  Reporting units within our physical therapy business are comprised of six regions primarily based on each clinic’s location. In addition to the six regions, in 2022 and 2021, the industrial injury prevention services businesses consisted of two reporting units.
As part of the impairment analysis, the Company is first required to assess qualitatively if it can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, it is then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. The Company considers both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.
An impairment loss generally would be recognized when the carrying amount of the net assets of a reporting unit, inclusive of goodwill and other identifiable intangible assets, exceeds the estimated fair value of the reporting unit. The evaluation of goodwill in 2021 and 2020 did not result in any goodwill amounts that were deemed impaired.

In 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to one reporting unit in the industrial injury prevention services business. The impairment is related to a change in the reporting unit’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment.

No impairment was recognized as a result of our annual assessment of goodwill and tradenames for the other seven reporting units. The Company also noted no impairment to long-lived assets for all reporting units.

The Company will continue to monitor for any triggering events or other indicators of impairment.

Investment in unconsolidated affiliates

Investments in unconsolidated affiliates in which the Company has less than a controlling interest, are accounted for under the equity method of accounting and, accordingly, are adjusted for capital contributions, distributions and the Company’s equity in net earnings or loss of the respective joint venture.

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

Non-Controlling Interest

The Company recognizes non-controlling interest, in which the Company has no obligation but the right to purchase the non-controlling interest, as permanent equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income attributable to non-controlling interests is included in consolidated net income on the face of the statements of income. Changes in a parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. The Company recognizes a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the non-controlling equity investment on the deconsolidation date.

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

The Company implemented the new standards beginning January 1, 2018, using a modified retrospective transition method. The principal change relates to how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common forms of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. There were no changes to revenues or other revenues upon implementation. Under the new standards, the Company’s estimate for unrealizable amounts will continue to be recognized as a reduction to revenue. The bad debt expense historically reported will not materially change.

For ASC 606, there is an implied contract between us and the patient upon each patient visit. Separate contractual arrangements exist between us and third-party payors (e.g. insurers, managed care programs, government programs, workers’ compensation) which establish the amounts the third parties pay on behalf of the patients for covered services rendered. While these agreements are not considered contracts with the customer, they are used for determining the transaction price for services provided to the patients covered by the third-party payors. The payor contracts do not indicate performance obligations for us, but indicate reimbursement rates for patients who are covered by those payors when the services are provided. At that time, the Company is obligated to provide services for the reimbursement rates stipulated in the payor contracts. The execution of the contract alone does not indicate a performance obligation. For self-paying customers, the performance obligation exists when we provide the services at established rates. The difference between the Company’s established rate and the anticipated reimbursement rate is accounted for as an offset to revenue—contractual allowance. Payments for services rendered are typically due 30 to 120 days after receipt of the invoice.

The following table details the revenue related to the various categories (in thousands).

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net patient revenue	$464,590	$438,330	$373,340
Other revenue	3,407	2,939	2,020
Net patient revenue from physical therapy operations	467,997	441,269	375,360
Revenue from management contracts	8,095	9,853	8,410
Revenue from industrial injury prevention services	77,052	43,900	39,199
Total revenue	$553,144	$495,022	$422,969

Patient revenue

Net patient revenue consists of revenues for physical therapy and occupational therapy clinics that provide pre-and post-operative care and treatment for orthopedic related disorders, sports-related injuries, preventative care, rehabilitation of injured workers and neurological-related injuries. Net patient revenues (patient revenues less estimated contractual adjustments, see – Contractual Adjustments, for additional information) are recognized at the estimated net realizable amounts from third-party payors, patients and others in exchange for services rendered when obligations under the terms of the contract are satisfied. There is an implied contract between us and the patient upon each patient visit. Generally, this occurs as the Company provides physical and occupational therapy services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates.

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

In the 2023 MPFS Proposed Rule published on July 7, 2022, CMS proposed a 4.5% reduction in the Physician Fee Schedule conversion factor.  However, this reduction was addressed in the Consolidated Appropriations Act, 2023 (“2023 Act”) signed into law on December 29, 2022. The provisions of the 2023 Act increase the conversion factor by 2.5% for 2023 and by 1.25% for 2024.  This results in an overall reduction of approximately 2% in the 2023 Physician Fee Schedule conversion factor for 2023.

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

Statutes, regulations, and payment rules governing the delivery of therapy services to Medicare beneficiaries are complex and subject to interpretation. The Company believes that it is in compliance, in all material respects, with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements as of December 31, 2022. Compliance with such laws and regulations can be subject to future government review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from the Medicare program. For the years ended December 31, 2022 and 2021, respectively, net patient revenue from Medicare were approximately $154.9 million and $134.4 million, respectively.

Other Revenue

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

Revenue from the IIP business, which is also included in other revenue in the consolidated statements of net income, is derived from onsite services the Company provides to clients’ employees including injury prevention, rehabilitation, ergonomic assessments, post-offer employment testing and performance optimization. Revenue from the Company’s industrial injury prevention services business is recognized when obligations under the terms of the contract are satisfied. Revenues are recognized at an amount equal to the consideration the company expects to receive in exchange for providing injury prevention services to its clients. The revenue is determined and recognized based on the number of hours and respective rate for services provided in a given period.

Additionally, other revenue from physical therapy operations includes services the Company provides on-site at locations such as schools and industrial worksites for physical or occupational therapy services, athletic trainers and gym membership fees. Contract terms and rates are agreed to in advance between the Company and the third parties. Services are typically performed over the contract period and revenue is recorded at the point of service. If the services are paid in advance, revenue is recorded as a contract liability over the period of the agreement and recognized at the point in time, when the services are performed.

Contractual Allowances

The allowance for estimated contractual adjustments is based on terms of payor contracts and historical collection and write-off experience. Contractual allowances result from the differences between the rates charged for services performed and expected reimbursements by both insurance companies and government sponsored healthcare programs for such services. Medicare regulations and the various third-party payors and managed care contracts are often complex and may include multiple reimbursement mechanisms payable for the services provided in Company clinics. The Company estimates contractual allowances based on its interpretation of the applicable regulations, payor contracts and historical calculations. Each month the Company estimates its contractual allowance for each clinic based on payor contracts and the historical collection experience of the clinic and applies an appropriate contractual allowance reserve percentage to the gross accounts receivable balances for each payor of the clinic. Based on the Company’s historical experience, calculating the contractual allowance reserve percentage at the payor level is sufficient to allow the Company to provide the necessary detail and accuracy with its collectability estimates. However, the services authorized and provided and related reimbursement are subject to interpretation that could result in payments that differ from the Company’s estimates. Payor terms are periodically revised necessitating continual review and assessment of the estimates made by management. The Company’s billing system does not capture the exact change in its contractual allowance reserve estimate from period to period in order to assess the accuracy of its revenues and hence its contractual allowance reserves. Management regularly compares its cash collections to corresponding net revenues measured both in the aggregate and on a clinic-by-clinic basis. In the aggregate, historically the difference between net revenues and corresponding cash collections for any fiscal year has generally reflected a difference within approximately 1% to 1.5% of net revenues. Additionally, analysis of subsequent periods’ contractual write-offs on a payor basis reflects a difference within approximately 1.0% to 1.5% between the actual aggregate contractual reserve percentage as compared to the estimated contractual allowance reserve percentage associated with the same period end balance. As a result, the Company believes that a change in the contractual allowance reserve estimate would not likely be more than 1.0% to 1.5% of gross billings included in accounts receivable each at December 31, 2022 and December 31, 2021.

Allowance for Credit Losses

The Company determines allowances for credit losses based on the specific agings and payor classifications at each clinic. The provision for credit losses is included in operating costs in the consolidated statements of income. Patient accounts receivable, which are stated at the historical carrying amount net of contractual allowances, write-offs and allowance for credit losses, includes only those amounts the Company estimates to be collectible.

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

The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation had no effect on the Company’s deferred income taxes and current income taxes payable during the year ended December 31, 2022.

The Company records interest or penalties in interest and other expense, in the consolidated statements of income. The Company did not have any interest or penalties in each of the years ended December 31, 2022, 2021 and 2020.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation at the measurement date.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 - Unobservable inputs based on the Company’s own assumptions.

The carrying amounts reported in the balance sheets for cash and cash equivalents, contingent earn-out payments, accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amount under the Credit Agreement approximates the fair value due to the proximity of the debt issue date and the balance sheet date and the variable component of interest on debt. The interest rate on the Credit Agreement is tied to the Secured Overnight Financing Rate (“SOFR”).

The redeemable non-controlling interest included on the consolidated balance sheets and the put right associated with the potential future purchase of the separate company in the November 2021 acquisition are both marked to fair value on a recurring basis using Level 3 inputs.  The redemption value of redeemable non-controlling interests approximates the fair value.  The put right associated with the potential future purchase of the separate company in the November 2021 acquisition is determined using a Monte Carlo simulation model utilizing unobservable inputs such as asset volatility and discount rates. The unobservable inputs in the valuation include asset volatility of 25% and a discount rate of 11.32%. See Note 6 for the changes in the fair value of Redeemable non-controlling interest.  There were no changes in the fair value of the put right associated with the potential future purchase of the separate company in the November 2021 acquisition for the year ended December 31, 2022.

The valuations of the Company’s interest rate derivative is measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement. The fair value of the interest rate swap on December 31, 2022, was $5.4 million, of which $2.9 million has been included within Other current assets and $2.5 million has been included in Other assets in the accompanying Consolidated Balance Sheet. The impact of the interest rate swap on the accompanying Consolidated Statements of Comprehensive Income was an unrealized gain of $4.0 million, net of tax, for the year ended December 31, 2022.

The consideration for some of the Company’s acquisitions include future payments that are contingent upon the occurrence of future operational objectives being met. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. These fair value measurements are based on significant inputs not observable in the market. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. The Company determined the fair value of its contingent consideration obligations to be $8.3 million and $3.5 million on December 31, 2022, and 2021.

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

Self-Insurance Program

The Company utilizes a self-insurance plan for its employee group health and dental insurance coverage administered by a third party. Predetermined loss limits have been arranged with the insurance company to minimize the Company’s maximum liability and cash outlay. Accrued expenses include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims. Management believes that the current accrued amounts are sufficient to pay claims arising from self-insurance claims incurred through December 31, 2022.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The objective of ASU 2019-12 is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption was permitted. The Company completed the adoption of ASU 2020-06 effective January 1, 2021 and there was no material impact on the Company’s financial statements.

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

Recently Issued Accounting Guidance

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. Borrowings under the Amended Credit Agreement (as defined in Note 9) bear interest based on SOFR, an alternate base rate.

3. Earnings Per Share

The computations of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Computation of earnings per share - USPH shareholders:
Net income attributable to USPH shareholders	$32,158	$40,831	$35,194
Charges to retained earnings:
Revaluation of redeemable non-controlling interest	(3,890)	(13,011)	(4,632)
Tax effect at statutory rate (federal and state) of 25.55%	994	3,324	1,216
	$29,262	$31,144	$31,778

Earnings per share (basic and diluted)	$2.25	$2.41	$2.48

Shares used in computation:
Basic and diluted earnings per share - weighted-average shares	12,985	12,898	12,835

4. Acquisitions of Businesses

During 2022, 2021 and 2020, the Company acquired a majority interest in the following businesses:

		% Interest	Number of
Acquisition	Date	Acquired	Clinics
November 2022 Acquisition	November 30, 2022	80%	13
October 2022 Acquisition	October 31, 2022	60%	14
September 2022 Acquisition	September 30, 2022	80%	2
August 2022 Acquisition	August 31, 2022	70%	6
March 2022 Acquisition	March 31, 2022	70%	6
December 2021 Acquisition	December 31, 2021	75%	3
November 2021 Acquisition	November 30, 2021	70%	*
September 2021 Acquisition	September 30, 2021	100%	*
June 2021 Acquisition	June 30, 2021	65%	8
March 2021 Acquisition	March 31, 2021	70%	6
November 2020 Acquisition	November 30, 2020	75%	3
September 2020 Acquisition	September 30, 2020	70%	**
February 2020 Acquisition	February 27, 2020	65%***	4

*	Industrial injury prevention services business
**	The business includes six management contracts which have been in place for a number of years. As of the date acquired, the contracts had a remaining term of five years.
***	The four clinics are in four separate partnerships. The Company’s interest in the four partnerships range from 10.0% to 83.8%, with an overall 65.0% based on the initial purchase transaction.

On November 30, 2022, the Company acquired an 80% interest in a thirteen-clinic physical therapy practice. The practice’s owners retained 20% of the equity interests. The purchase price for the 80% equity interest was approximately $25.0 million, of which $24.2 million was paid in cash and $0.8 million in the form of a note payable. As part of the acquisition, the Company agreed to additional contingent consideration up to $1.3 million if future operational objectives are met. The Company is currently evaluating the fair market value of this contingency. The note accrues interest at 7.0% per annum and the principal and interest are payable on November 30, 2024.

On October 31, 2022, the Company acquired an 60% interest in a fourteen-clinic physical therapy practice. The practice’s owners retained 40% of the equity interests. The purchase price for the 60% equity interest was approximately $19.5 million, with additional contingent consideration valued at $8.3 million on December 31, 2022, to be paid at a later date based on the performance of the business. There is no maximum payout. The estimate of this contingent consideration will continue to be marked at fair value based on the practice’s operational results and updated market inputs.

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

The purchase price for the 2022 acquisitions has been preliminarily allocated as follows (in thousands):

Physical Therapy
Operations
Cash paid, net of cash acquired	$59,788
Seller notes	1,574
Contingent payments	8,400
Total consideration	$69,762
Estimated fair value of net tangible assets acquired:
Total current assets	$1,500
Total non-current assets	7,985
Total liabilities	(9,951)
Net tangible assets acquired	(466)
Customer and referral relationships	18,955
Non-compete agreements	983
Tradenames	4,417
Goodwill	72,674
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(26,801)
$69,762

On December 31, 2021, the Company acquired a 75% interest in three-clinic physical therapy practice with the practice founder retaining 25%. The purchase price for the 75% interest was approximately $3.7 million, of which $3.5 million was paid in cash and $0.2 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on December 31, 2023.

On November 30, 2021, the Company acquired an approximate 70% interest in a leading provider of industrial injury prevention services (“IIP Acquisition”). In each case, the previous owners retained the remaining interest. The purchase price for the approximate 70% equity interest, not inclusive of a contingent payment up to $2.0 million, was approximately $63.2 million of which $60.7 million was paid in cash and $1.0 million in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on November 30, 2023. As part of the transaction, the Company also agreed to the potential future purchase of a separate company under the same ownership that provides physical therapy and rehabilitation services to hospitals and other ancillary providers in a distinct market area. The current owners have the right to put this transaction to the Company in approximately five years, with such right having a $3.5 million value on December 31, 2021, as reflected on the Company’s consolidated balance sheet in Other long-term liabilities. The value of this right will be adjusted in future periods, as appropriate, with any change in value reflected in the Company’s consolidated statement of income. The Company does not currently possess more than 50% of the controlling interests in this separate company, does not control this company through contract or governance rights and currently does not exercise significant influence over this separate company. Due to the aforementioned reasons, and based on current accounting guidance, the Company did not consolidate the separate company through the variable interest or voting interest model. The Company revalued the contingent earn-out consideration related to the acquisition during the year ended December 31, 2022, resulting in the elimination of the $2.0 million liability previously booked.

On September 30, 2021, the Company acquired a company that specializes in return-to-work and ergonomic services, among other offerings. The Company acquired the company’s assets at a purchase price of approximately $3.3 million (which includes the obligation to pay an amount up to $0.6 million in contingent payment consideration in conjunction with the acquisition if specified future operational objectives are met), and contributed those assets to Briotix Health. The initial purchase price, not inclusive of the $0.6 million contingent payment, was approximately $2.7 million, of which $2.4 million was paid in cash, and $0.3 million is in the form of a note payable. The note accrues interest at 3.25% per annum and the principal and interest is payable on September 30, 2023. The Company revalued the contingent earn-out consideration related to the acquisition during the year ended December 31, 2022, resulting in the elimination of the $0.6 million liability previously booked.

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

The purchase price for the 2021 acquisitions has been allocated as follows (in thousands):

		Physical Therapy
	IIP*	Operations	Total
Cash paid, net of cash acquired	$63,193	$23,544	$86,737
Seller notes	1,250	800	2,050
Contingent payments	2,520	837	3,357
Other payable	-	1,000	1,000
Seller put right	3,522	-	3,522
Total consideration	$70,485	$26,181	$96,666

Estimated fair value of net tangible assets acquired:
Total current assets	$5,588	$1,885	$7,473
Total non-current assets	12,620	7,014	19,634
Total liabilities	(4,842)	(8,399)	(13,241)
Net tangible assets acquired	$13,366	$500	$13,866
Customer and referral relationships	21,127	7,969	29,096
Non-compete agreements	500	415	915
Tradenames	5,141	2,144	7,285
Goodwill	58,257	27,109	85,366
Fair value of non-controlling interest (classified as redeemable non-controlling interest)	(27,906)	(11,956)	(39,862)
	$70,485	$26,181	$96,666
*Industrial injury prevention services business

On November 30, 2020, the Company acquired a 75% interest in a three-clinic physical therapy practice with the previous owners retaining 25%. The purchase price for the 75% interest was $8.9 million (net of cash acquired), of which $8.6 million was paid in cash and $0.3 million in the form of a note payable that is payable in two principal installments totaling $162,500 each. The first principal payment plus accrued interest was paid in November 2021 with the second installment paid in November 2022 totaling $162,500. The note accrues interest at 3.25% per annum.

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
$25,033

The finalized purchase prices plus the fair value of the non-controlling interests for the acquisitions in 2021 and 2020 were allocated to the fair value of the assets acquired, inclusive of identifiable intangible assets, i.e. trade names, referral relationships and non-compete agreements, and liabilities assumed based on the fair values at the acquisition date, with the amount exceeding the fair values being recorded as goodwill. For some of the acquisitions in 2022, the Company is in the process of completing its formal valuation analysis to identify and determine the fair value of tangible and identifiable intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from the preliminary estimates used at December 31, 2022 based on additional information obtained and completion of the valuation of the identifiable intangible assets. Changes in the estimated valuation of the tangible assets acquired, the completion of the valuation of identifiable intangible assets and the completion by the Company of the identification of any unrecorded pre-acquisition contingencies, where the liability is probable and the amount can be reasonably estimated, will likely result in adjustments to goodwill. The Company does not expect the adjustments to be material.

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

For the acquisitions in 2021 and 2020, the values assigned to the referral relationships and non-compete agreements are being amortized to expense equally over the respective estimated lives. For referral relationships, the weighted average amortization period was 14.0 and 12.0 years at December 31, 2021 and December 31, 2020, respectively. For non-compete agreements, the weighted average amortization period was 5.6 years and 6.0 years at December 31, 2021 and December 31, 2020, respectively. Generally, the values assigned to tradenames are tested annually for impairment.

For the 2022, 2021 and 2020 acquisitions, total current assets primarily represent patient accounts receivable. Total non-current assets are fixed assets, primarily equipment, used in the practices.

The consideration paid for each of the acquisitions was derived through arm’s length negotiations. Funding for the cash portions was derived from proceeds from the Company’s revolving credit facility. The results of operations of the acquisitions have been included in the Company’s consolidated financial statements since their respective date of acquisition. Unaudited proforma consolidated financial information for the acquisitions in 2022, 2021 and 2020, have not been included as the results are immaterial individually and in the aggregate.

5. Acquisitions and Sale of Non-Controlling Interests

During 2022, the Company acquired additional interests in three partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 10% to 35%. The aggregated purchase price for these acquired interests was $0.3 million.

During 2021, the Company acquired additional interests in five partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 5% to 35%. The aggregated purchase price for these acquired interests was $1.3 million. The Company also sold an interest in a partnership for $0.1 million.

During 2020, the Company acquired additional interests in five partnerships which are included in non-controlling interest. The additional interests purchased in each of the partnerships ranged from 20% to 35%. The aggregated purchase price for these acquired interests was $0.3 million. The Company also sold an interest in a partnership for $0.1 million. During 2020, the Company also sold 14 previously closed clinics. The aggregate sales price was $1.1 million, of which $0.7 million was paid in cash and $0.4 million in a note receivable payable in two equal installments of principal and any accrued interest. The first payment was received in June 2021 and the next payment was received in June 2022.

6. Redeemable Non-Controlling Interest

Therapy Practice Acquisitions

Since October 2017, when the Company acquires a majority interest (the “Acquisition”) in a physical therapy clinic (referred to as “Therapy Practice”), these Therapy Practice transactions occur in a series of steps which are described below.

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

3.	The Company enters into an agreement (the “Purchase Agreement”) to acquire from the Seller Entity a majority (ranges from 50% to 90%) of the limited partnership interest and in all cases 100% of the general partnership interest in NewCo. The Company does not purchase 100% of the limited partnership interest because the Selling Shareholders, through the Seller Entity, want to maintain an ownership percentage. The consideration for the Acquisition is primarily payable in the form of cash at closing and a two-year note in lieu of an escrow (the “Purchase Price”). The Purchase Agreement usually does not contain any future earn-out or other contingent consideration that is payable to the Seller Entity or the Selling Shareholders.

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

5.
As noted above, the Company did not purchase 100% of the membership interests in Progressive NewCo and the Progressive Selling Shareholders retained a portion of the membership interest in Progressive NewCo (“Progressive Selling Shareholders’ Interest”).

6.
The Company and the Progressive Selling Shareholders executed a non-compete agreement (the “Progressive Non-Compete Agreement”) which restricts the Progressive Selling Shareholders from competing for a specified period of time (the “Progressive Non-Compete Term”).

7.	The Progressive Non-Compete Term commences as of the date of the closing of the Progressive acquisition (the “Progressive Closing Date”) and expires on the later of:

a.	Two years after the date a Progressive Selling Shareholder no longer is involved in the management of Progressive NewCo or

b.	Seven years from the Progressive Closing Date.

8.	The Progressive Non-Compete Agreement applies to the entire United States.

The Progressive Operating Agreement contains provisions for the redemption of the Progressive Selling Shareholder’s Interest, either at the option of the Company (the “Progressive Call Right”) or at the option of the Progressive Selling Shareholder (the “Progressive Put Right”) as follows:

1.	Progressive Put Right

a.
Each of the Progressive Selling Shareholders has the right to sell 30% of their respective residual interests on each of the 4th and 5th anniversaries of the Progressive Closing Date, and then 10% on each of the 6th and 7th anniversaries

b.
In the event that any Progressive Selling Shareholder terminates his management relationship with Progressive NewCo for any reason on or after the seventh anniversary of the Progressive Closing Date, the Progressive Selling Shareholder has the Progressive Put Right, and upon the exercise of the Progressive Put Right, the Progressive Selling Shareholder’s Interest shall be redeemed by the Company at the purchase price described in “3” below.

2.	Progressive Call Right

a.
If any Progressive Selling Shareholder’s ceases to perform management services on behalf of Progressive NewCo, the Company thereafter shall have an irrevocable right to purchase from such Progressive Selling Shareholder his Interest, in each case at the purchase price described in “3” below.

3.
For the Progressive Put Right and the Progressive Call Right, the purchase price is derived from a formula based on a specified multiple of Progressive NewCo’s trailing twelve months of earnings before interest, taxes, depreciation, amortization, and the Company’s internal management fee, plus an Allocable Percentage of any undistributed earnings of Progressive NewCo (the “Progressive Redemption Amount”). Progressive NewCo’s earnings are distributed monthly based on available cash within Progressive NewCo; therefore, the undistributed earnings amount is small, if any.

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

An employed Progressive Selling Shareholder’s ownership of his or her equity interest in the Progressive Parent and Progressive NewCo predates the Progressive Acquisition and the Company’s purchase of its partnership interest in Progressive NewCo. The Progressive Employment Agreement and the Progressive Non-Compete Agreement do not contain any provision to escrow or “claw back” the equity interest held by the Progressive Parent in Progressive NewCo, in the event of a breach of the employment or non-compete terms. More specifically, even if the Employed Progressive Selling Shareholder is terminated for “cause” by Progressive NewCo, such Employed Progressive Selling Shareholder does not forfeit his or her right to his or her full equity interest in the Progressive Parent and the Progressive Parent does not forfeit its right to any portion of its equity interest in Progressive NewCo. The Company’s only recourse against the Employed Selling Shareholder for breach of either the Progressive Employment Agreement or the Progressive Non-Compete Agreement is to seek damages and other legal remedies under such agreements. There are no conditions in any of the arrangements with an Employed Selling Shareholder that would result in a forfeiture of the equity interest held in the Progressive Parent or of the equity interest in Progressive NewCo held by the Progressive Parent.

For the years ended December 31, 2022, 2021 and 2020, the following table details the changes in the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Beginning balance	$155,262	$132,340	$137,750
Operating results allocated to redeemable non-controlling interest partners	6,902	11,358	11,175
Distributions to redeemable non-controlling interest partners	(10,102)	(11,359)	(12,403)
Changes in the fair value of redeemable non-controlling interest	3,862	13,011	4,632
Purchases of redeemable non-controlling interest	(16,061)	(30,204)	(20,521)
Acquired interest	26,746	39,862	11,297
Contributed Capital	231	-	-
Sales of redeemable non-controlling interest - temporary equity	1,982	982	1,133
Notes receivable related to sales of redeemable non-controlling interest - temporary equity	(1,901)	(914)	(1,006)
Adjustments in notes receivable related to the the sales of redeemable non-controlling interest - temporary equity	594	186	283
Ending balance	$167,515	$155,262	$132,340

The following table categorizes the carrying amount (fair value) of the redeemable non-controlling interests (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020

Contractual time period has lapsed but holder’s employment has not terminated	$75,688	$80,781	$62,390
Contractual time period has not lapsed and holder’s employment has not terminated	91,827	74,481	69,950
Holder’s employment has terminated and contractual time period has expired	-	-	-
Holder’s employment has terminated and contractual time period has not expired	-	-	-
	$167,515	$155,262	$132,340

7. Goodwill

The changes in the carrying amount of goodwill as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Beginning balance	$434,679	$345,646
Goodwill acquired	72,674	89,746
Goodwill adjustments for purchase price allocation of businesses acquired in prior year	(4,140)	(713)
Goodwill impairment	(9,112)	-
Ending balance	$494,101	$434,679

During the year ended December 31, 2022, the Company recorded a charge for goodwill impairment of $9.1 million related to the IIP Acquisition. The impairment is related to a change in the IIP Acquisition’s current and projected operating income as well as various market inputs based on current market conditions, including the higher interest rate environment.

8. Intangible Assets, net

Intangible assets, net as of December 31, 2022, and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Tradenames	$43,373	$38,790
Customer and referral relationships, net of accumulated amortization of $23,736 and $17,762, respectively (weighted average amortization period 12.9 years)	63,238	45,643
Non-compete agreements, net of accumulated amortization of $6,999 and $6,450 respectively (weighted average amortization period 5.6 years)	2,144	1,949
	$108,755	$86,382

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

The following table details the amount of amortization expense recorded for intangible assets for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Customer and referral relationships	$5,974	$3,240	$2,845
Non-compete agreements	549	458	569
	$6,523	$3,698	$3,414

The remaining balances of the customer and referral relationships and non-compete agreements are expected to be amortized as follows (in thousands):

Customer and Referral Relationships		Non-Compete Agreements
Years	Annual Amount	Years	Annual Amount
Ending December 31,		Ending December 31,
2023	$6,651	2023	$604
2024	$6,504	2024	$556
2025	$6,359	2025	$490
2026	$5,891	2026	$349
2027	$5,728	2027	$145
Thereafter	$32,105	Thereafter	$-

9. Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Salaries and related costs	$22,912	$23,569
Credit balances due to patients and payors	8,094	6,649
Group health insurance claims	1,666	1,984
Closure costs	243	498
Federal taxes payable	-	2,716
Contingent payments related to acquisition	-	1,000
Settlement of a legal matter	-	2,750
Other	4,498	6,539
Total	$37,413	$45,705

In January 2022, to avoid the legal fees and discovery costs in defending a legal matter and the uncertainty of protracted litigation, the Company entered into a settlement agreement. The Company admitted no liability or wrongdoing. Under the terms of the settlement, the Company agreed to make payments which amounted to $2.8 million, of which $2.6 million was recorded as an expense in 2021.

10. Borrowings

Effective December 5, 2013, the Company entered into an Amended and Restated Credit Agreement with a commitment for a $125.0 million revolving credit facility. This agreement was amended and/or restated in August 2015, January 2016, March 2017, November 2017, and January 2021 (hereafter referred to as (“Amended Credit Agreement”).

On June 17, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) among Bank of America, N.A., as administrative agent (“Administrative Agent”) and the lenders from time-to-time party thereto.

Amounts outstanding under the Amended Credit Agreement and Credit Agreement (as defined above) and notes payable as of December 31, 2022, and December 31, 2021 consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Principal Amount	Unamortized discount and debt issuance cost	Net Debt	Principal Amount	Unamortized discount and debt issuance cost	Net Debt
Revolving Facilitiy	$31,000	$-	$31,000	$114,000	$-	$114,000
Term Facility	148,125	1,861	146,264	-	-	-
Other Debt	6,430	-	6,430	4,417	-	4,417
Total Debt	$185,555	$1,861	$183,694	$118,417	$-	$118,417
Less: Current portion of long-term debt	8,271	408	7,863	830	-	830
Total long-term debt, net of current portion	$177,284	$1,453	$175,831	$117,587	$-	$117,587

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

As of December 31, 2022, $179.1 million was outstanding on the Senior Credit Facilities, resulting in $145.9 million of availability. As of December 31, 2022, the Company was in compliance with all of the covenants contained in the Credit Agreement.

The Company generally enters into various notes payable as a means of financing a portion of its acquisitions and purchasing of non- controlling interests. In conjunction with these transactions in 2022 and 2021, the Company entered into notes payable in the aggregate amount of $4.6 million of which an aggregate principal payment of $0.2 million is due in 2023, and $2.0 million is due in 2024. Interest accrues in the range of 3.25% to 7.0% per annum and is payable with each principal installment.

11.	Derivative Instruments

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

Interest Rate Swap

In May 2022, the Company entered into an interest rate swap agreement, effective on June 30, 2022, with Bank of America, N.A. The swap has a $150 million notional value adjusted concurrently with scheduled principal payments made on the term loan. The swap has a maturity date of June 30, 2027. Beginning in July 2022, the Company receives 1-month SOFR, and pays a fixed rate of interest of 2.815% on 1-month SOFR on a quarterly basis. The total interest rate in any period will also include an applicable margin based on the Company’s consolidated leverage ratio.

In connection with the swap, no cash was exchanged between the Company and the counterparty.

The Company designated its interest rate swap as a cash flow hedge and structured it to be highly effective. Consequently, unrealized gains and losses related to the fair value of the interest rate swap are recorded to accumulated other comprehensive income (loss), net of tax.

The impacts of the Company’s derivative instruments on the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, and 2021 are presented in the table below (in thousands):

	For the Year Ended
	December 31, 2022	December 31, 2021
Net income	$43,407	$57,924
Other comprehensive loss
Unrealized gain on cash flow hedge	5,378	-
Tax effect at statutory rate (federal and state) of 25.55%	(1,374)	-
Comprehensive income	$47,411	$57,924
Comprehensive income attributable to non-controlling interest	(11,249)	(17,093)
Comprehensive income attributable to USPH shareholders	$36,162	$40,831

The valuations of the Company’s interest rate derivatives are measured as the present value of all expected future cash flows based on SOFR-based yield curves. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparty which is a Level 2 fair value measurement.

The carrying and fair value of the Company’s interest rate derivatives (included in Other current assets and Other assets) were as follows:

	December 31, 2022	December 31, 2021
Interest rate swap:
Other current assets	$2,858	$-
Other assets	$2,520	$-

12. Leases

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

For the years ended December 31, 2022, 2021 and 2020, the components of lease expense were as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$35,154	$32,021	$30,710
Short-term lease cost	1,049	1,160	1,454
Variable lease cost	6,287	7,057	5,752
Total lease cost*	$42,490	$40,238	$37,916

*	Sublease income was immaterial.

Lease costs are reflected in the consolidated statements of net income in the line item—rent, supplies, contract labor and other.

For the years ended December 31, 2022, 2021 and 2020, supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities (in thousands)	$36,136	$33,192	$30,307

Right-of-use assets obtained in exchange for new operating lease liabilities (in thousands)	$40,502	$46,088	$32,710

The aggregate future lease payments for operating leases as of December 31, 2022 were as follows (in thousands):

Fiscal Year	Amount
2023	$36,409
2024	29,863
2025	22,020
2026	14,810
2027 and thereafter	15,318
Total lease payments	$118,420
Less: imputed interest	6,777
Total operating lease liabilities	$111,643

Average lease terms and discount rates were as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average remaining lease term - Operating leases	4.06 Years	4.17 Years	4.05 Years

Weighted-average discount rate - Operating leases	2.9%	2.8%	3.1%

13. Income Taxes

Significant components of deferred tax assets and liabilities included in the consolidated balance sheets at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Compensation	$1,464	$2,817
Allowance for credit losses	605	573
Lease obligations - including closed clinics	28,525	26,856
Deferred tax assets	$30,594	$30,246
Deferred tax liabilities:
Depreciation and amortization	$(23,836)	$(19,607)
Operating lease right-of-use assets	(26,318)	(24,637)
Gain on cash flow hedge	(1,373)	-
Other	(370)	(387)
Deferred tax liabilities	(51,897)	(44,631)
Net deferred tax liability	$(21,303)	$(14,385)

The deferred tax assets and liabilities related to purchased interests not yet finalized may result in an immaterial adjustment.

During 2022, the Company recorded net deferred tax assets of $0.4 million related to the revaluation of redeemable non-controlling interests and acquisitions of non-controlling interests. In addition, during 2022, the Company recorded an adjustment to the deferred tax assets of $0.3 million as a result of a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts with its federal and state tax returns for 2021. The offset of this adjustment was an increase to the previously reported state income tax receivable and to federal income tax. As of December 31, 2022, the Company has a federal tax receivable of $3.9 million and state tax receivables of $0.7 million. The federal and state income tax receivable is included in other current assets on the accompanying consolidated balance sheets.

The differences between the federal tax rate and the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	December 31, 2022		December 31, 2021		December 31, 2020
U. S. tax at statutory rate	$9,307	21.0%	$11,782	21.0%	$10,125	21.0%
State income taxes, net of federal benefit	2,079	4.7%	2,478	4.4%	1,956	3.9%
Shortfall (excess) equity compensation deduction	149	0.3%	(246)	-0.4%	(99)	0.0%
Non-deductible expenses	629	1.4%	1,258	2.2%	1,040	2.1%
	$12,164	27.4%	$15,272	27.2%	$13,022	27.0%

Significant components of the provision for income taxes for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Current:
Federal	$(770)	$7,477	$10,506
State	518	2,107	2,774
Total current	(252)	9,584	13,280
Deferred:
Federal	9,933	4,866	(38)
State	2,483	822	(220)
Total deferred	12,416	5,688	(258)
Total income tax provision	$12,164	$15,272	$13,022

For 2022, 2021 and 2020, the Company performed a detailed reconciliation of its federal and state taxes payable and receivable accounts along with its federal and state deferred tax asset and liability accounts. The adjustments were immaterial. The Company considers this reconciliation process to be an annual control.

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

The Company’s U.S. federal returns remain open to examination for 2019 through 2021 and U.S. state jurisdictions are open for periods ranging from 2018 through 2021.

The Company does not believe that it has any significant uncertain tax positions at December 31, 2022 and December 31, 2021, nor is this expected to change within the next twelve months due to the settlement and expiration of statutes of limitation.

The Company did not have any accrued interest or penalties associated with any unrecognized tax benefits nor was any interest expense recognized during the years ended December 31, 2022, 2021 and 2020.

14. Segment Information

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

Segment Financials

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Net operating revenue:
Physical therapy operations	$476,092	$451,122	$383,770
Industrial injury prevention services	77,052	43,900	39,199
Total Company	$553,144	$495,022	$422,969

Gross profit:
Physical therapy operations	$96,057	$106,488	$84,364
Industrial injury prevention services	15,967	10,694	10,086
Gross profit	$112,024	$117,182	$94,450

Total Assets:
Physical therapy operations	$514,229	$587,801	$499,911
Industrial injury prevention services	343,925	161,625	94,450
Total Company	$858,154	$749,426	$594,361

15. Investment in Unconsolidated Affiliate

Through one of its subsidiaries, the Company has a 49% joint venture interest in a company which provides physical therapy services for patients at hospitals. Since the Company is deemed to not have a controlling interest in the company, the Company’s investment is accounted for using the equity method of accounting. The investment balance of this joint venture as of December 31, 2022, is $12.1 million and the earnings amounted to $1.2 million.

16. Equity Based Plans

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

The Amended and Restated 2003 Stock Option Plan (the “Amended 2003 Plan”) permits the Company to grant to key employees and outside directors of the Company incentive and non-qualified options and shares of restricted stock covering up to 2,600,000 shares of common stock (subject to proportionate adjustments in the event of stock dividends, splits, and similar corporate transactions). The material terms of the Amended 2003 Plan was reapproved by the shareholders of the Company at the 2015 Shareholders Meeting on May 19, 2015 and an increase in the number of shares authorized for issuance from 2,100,000 to 2,600,000 was approved at the 2022 Shareholders Meeting on March 17, 2022.

A cumulative summary of equity plans as of December 31, 2022 follows:

		Restricted	Outstanding	Stock Options	Stock Options	Shares Available
	Authorized	Stock Issued	Stock Options	Exercised	Exercisable	for Grant
Equity Plans
Amended 1999 Plan	600,000	416,402	-	139,791	-	7,775
Amended 2003 Plan	2,600,000	1,258,021	-	778,300	-	574,716
	3,200,000	1,674,423	-	918,091	-	582,491

During 2022, 2021 and 2020, the Company granted the following shares of restricted stock to directors, officers and employees pursuant to its equity plans as follows:

		Weighted Average Fair
Year Granted	Number of Shares	Value Per Share
2022	95,316	$100.08
2021	60,317	$131.29
2020	86,982	$104.69

During 2022, 2021 and 2020, the following shares were cancelled due to employee terminations prior to restrictions lapsing:

		Weighted Average Fair
Year Cancelled	Number of Shares	Value Per Share
2022	5,180	$109.42
2021	439	$113.80
2020	10,037	$102.52

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

There were 124,939 and 102,682 shares outstanding as of December 31, 2022, and December 31, 2021, respectively, for which restrictions had not lapsed. The restrictions will lapse in 2023 through 2026.

Compensation expense for grants of restricted stock is recognized based on the fair value on the date of grant. Compensation expense for restricted stock grants was $7.3 million, $7.8 million, and $7.9 million, respectively, for 2022, 2021 and 2020. As of December 31, 2022, the remaining $9.8 million of compensation expense will be recognized from 2023 through 2026.

17. Preferred Stock

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

18. Common Stock

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

Under the March 2009 Authorization, the Company has purchased a total of 859,499 shares. There is no expiration date for the share repurchase program. There are currently an additional estimated 185,117 shares (based on the closing price of $81.03 on December 30, 2022, the last business day in 2022) that may be purchased from time to time in the open market or private transactions depending on price, availability and the Company’s cash position. The Company did not purchase any shares of its common stock during 2022, 2021 or 2020.

19. Defined Contribution Plan

The Company has several 401(k) profit sharing plans covering all employees with three months of service. For certain plans, the Company makes matching contributions. The Company may also make discretionary contributions of up to 50% of employee contributions. The Company did not make any discretionary contributions for the years ended December 31, 2022, 2021 and 2020.The Company matching contributions totaled $2.0 million, $1.9 million and $1.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

20. Commitments and Contingencies

Employment Agreements

On December 31, 2022, the Company had outstanding employment agreements with five of its executive officers. Each of the agreements have a two-year term, however, each of these agreements provide for an automatic two-year renewal at the conclusion of the expiring term or renewal term.

In addition, the Company has outstanding employment agreements with most of the managing physical therapist partners of the Company’s physical therapy clinics and with certain other clinic employees which obligate subsidiaries of the Company to pay compensation of $58.6 million in 2023 and $5.7 million in 2024. In addition, many of the employment agreements with the managing physical therapists provide for monthly bonus payments calculated as a percentage of each clinic’s net revenues (not in excess of operating profits) or operating profits.

21. Related Party Transactions

Settlement of Short Swing Profit Claim

For the year ended December 31, 2021, the Company recorded approximately $20,000 related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the consolidated balance sheets as of December 31, 2021, and consolidated statements of stockholder’s equity, as well as in cash provided by financing activities included in Other, in the consolidated statements of cash flows, for the year ended December 31, 2021.

22. Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

23. Subsequent Event

On February 28, 2023, the Company acquired an 80% interest in a physical therapy clinic with the previous owner retaining 20%. The purchase price was approximately $6.2 million, of which $5.8 million was paid in cash, and $0.4 million is in the form of a note payable. The note accrues interest at 4.5% per annum and the principal and interest is payable on February 28, 2025.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The Company’s internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included on page 40.

Changes in Internal Control over Financial Reporting

In November 2021, we completed an acquisition of a leading provider of industrial injury prevention services. As part of our integration activities in 2022, we implemented new internal controls and procedures at the acquired entity.

Except for the implementation of new internal controls and procedures at the acquired entity noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year covered by this report.

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

10.3+	Form of Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2016].

Number	Description

10.4+
Second Amended and Restated Credit Agreement dated as of November 10, 2017 among U.S. Physical Therapy, Inc., as the borrower, and Bank of America, N.A., as Administrative Agent and Swingline Lender and L/C Issuer, and The Lenders Party hereto (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2017).

10.5+
Second Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective February 9, 2016 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2016].

10.6+
Employment Agreement commencing on March 1, 2018 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2018].

10.7+	Objective Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.8+	Discretionary Long-Term Incentive Plan for Senior Management [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.]

10.9+
Third Amended and Restated Employment Agreement by and between the Company and Christopher J. Reading dated effective May 21, 2019 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2019]

Number	Description

10.10+
Amended & Restated Employment Agreement commencing by and between the Company and Graham Reeve dated effective May 21, 2019 [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.11+	Restricted Stock Agreement [incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019]

10.12+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.13+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Christopher Reading [incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.14+
Amendment to Employment Agreement entered into as of March 26, 2020 by and between the Company and Graham Reeve [incorporated by reference to Exhibit 10.4 to the Company Current Report on Form 8-K filed with the SEC on March 26, 2020].

10.15+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.1 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.16+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2020, effective March 3, 2020 [incorporated by reference to Exhibit 99.2 to the Company Current Report on Form 8-K filed with the SEC on March 6, 2020].

10.17+
Employment Agreement entered into as of November 9, 2020 by and between U.S. Physical Therapy and Carey Hendrickson [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on September 23, 2020.]

10.18+
Employment Agreement by and between the Company and Eric Williams entered into on December 3, 2020 and commencing as of July 1, 2021 [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on December 7, 2020.]

10.19+	First Amendment to Second Amended and Restated Credit Agreement [filed by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on February 4, 2021.]

10.20+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2022]

10.21+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2021, effective March 17, 2021 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 16, 2022]

10.22+
Third Amended and Restated Credit Agreement dated as of June 17, 2022 among the Company, as the borrower, and Bank of America, N.A., as Administrative Agent, Regions Capital Markets as Syndication Agent, BofA Securities Inc. and Regions Capital Markets as Joint Load Arrangers, BofA Securities Inc., as Sole Bookrunner and the lenders named therein. [incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed with the SEC on June 21, 2022]

10.23+
Employment Agreement by and between the Company and Rick Binstein entered into on March 23, 2022 [incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on March 23, 2022]

10.24+
U. S. Physical Therapy, Inc. Objective Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.25+
U. S. Physical Therapy, Inc. Discretionary Long-Term Incentive Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.26+
U. S. Physical Therapy, Inc. Objective Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

10.27+
U. S. Physical Therapy, Inc. Discretionary Cash/RSA Bonus Plan for Senior Management for 2022, effective March 14, 2022 [incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by U.S. Physical Therapy, Inc. on March 14, 2022]

Number	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*
Certification of Periodic Report of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FINANCIAL STATEMENT SCHEDULE*
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
U.S. PHYSICAL THERAPY, INC. AND SUBSIDIARIES
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2022:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses(1)	$2,768	$5,548	-	$5,487	(2)	$2,829
YEAR ENDED DECEMBER 31, 2021:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,008	$5,305	-	$4,545	(2)	$2,768
YEAR ENDED DECEMBER 31, 2020:
Reserves and allowances deducted from asset accounts:
Allowance for credit losses	$2,698	$4,623	-	$5,313	(2)	$2,008

(1)	Related to patient accounts receivable and accounts receivable-other.
(2)	Uncollectible accounts written off, net of recoveries.

*	All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. PHYSICAL THERAPY, INC.
(Registrant)

By:	/s/ Carey Hendrickson
Carey Hendrickson Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the date indicated above.

/s/ Chris J. Reading	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2023
Chris J. Reading

/s/ Edward L. Kuntz	Chairman of the Board	February 28, 2023
Edward L. Kuntz

/s/ Mark J. Brookner	Director	February 28, 2023
Mark J. Brookner

/s/ Harry S. Chapman	Director	February 28, 2023
Harry S. Chapman

/s/ Bernard A. Harris	Director	February 28, 2023
Dr. Bernard A. Harris, Jr.

/s/ Kathleen A. Gilmartin	Director	February 28, 2023
Kathleen A. Gilmartin

/s/ Anne Motsenbocker	Director	February 28, 2023
Anne Motsenbocker

/s/ Reginald E. Swanson	Director	February 28, 2023
Reginald E. Swanson

/s/ Clayton K. Trier	Director	February 28, 2023
Clayton K. Trier